Form 10-Q
period 1995-05-31
VIDEO DISPLAY CORP
filed 1995-07-14
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended MAY 31, 1995       Commission File Number 0-13394


                           VIDEO DISPLAY CORPORATION
           ---------------------------------------------------------
             (Exact name of registrant as specified on its charter)



          GEORGIA                                58-1217564
- -------------------------------               -----------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization                Identification No.)


              1868 TUCKER INDUSTRIAL DRIVE, TUCKER, GEORGIA  30084
              ----------------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number including area code:   404-938-2080



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                             Yes   X       No
                                 ----         ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


                  Class                        Outstanding at May 31, 1995
         --------------------------            ---------------------------
         Common Stock, No Par Value                     3,902,413

                           VIDEO DISPLAY CORPORATION


                                     INDEX


                                                                  PAGE
                                                                  ----
PART I.  FINANCIAL INFORMATION
         --------- -----------

         Item 1.  Financial Statements (unaudited)
           Consolidated balance sheets - May 31, 1995
             and February 28, 1995                                 3-4

           Consolidated statements of operations -
             Three months ended May 31, 1995 and 1994               5

           Consolidated statements of shareholders'
             equity - May 31, 1995 and February 28, 1995            6

           Consolidated statements of cash flows -
             Three Months Ended May 31, 1995 and
             May 31, 1994                                          7-8

           Notes to consolidated financial statements -
             May 31, 1995                                          9-11

         Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations        12-14


PART II.  OTHER INFORMATION
          ----- -----------

         Item 1.  Legal Proceedings                                  15
         Item 2.  Changes in Securities                              15
         Item 3.  Defaults upon its Senior Securities                15
         Item 4.  Submission of Matters to a Vote of
                     Security Holders                                15
         Item 5.  Other Information                                  15
         Item 6.  Exhibits and reports on Form 8-K                   15


SIGNATURES

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                   MAY 31,     February 28,
                                                    1995           1995
                                                -------------  -------------
                                                  UNAUDITED      (NOTE A)
ASSETS
Current assets:
 Cash                                           $  1,225,000    $   104,000
 Notes and accounts receivable, less
  allowance for possible losses of
  $193,000 and $196,000, respectively              5,630,000      5,537,000
 Receivable from affiliates                               --        163,000
 Note receivable, net of unamortized
  discount of $36,000 and $33,000,
  respectively                                       144,000        132,000
 Inventories:
  Raw materials                                    2,730,000      3,140,000
  Finished goods                                  16,491,000     15,304,000
 Prepaid expenses                                    357,000        373,000
 Deferred income taxes                               668,000        668,000
                                                ------------    -----------
Total current assets                              27,245,000     25,421,000

Property, plant and equipment:
 Land                                                209,000        209,000
 Buildings                                         3,756,000      3,759,000
 Machinery and equipment                          11,819,000     11,760,000
                                                ------------    -----------
                                                  15,784,000     15,728,000
 Accumulated depreciation and amortization       (10,258,000)    (9,878,000)
                                                ------------    -----------
                                                   5,526,000      5,850,000

Investments (Note B)                                 482,000        281,000

Note receivable, net of unamortized
 discount of $146,000 and allowance
 for possible losses of $321,000                     854,000        868,000

Excess of cost over net assets acquired,
 net of accumulated amortization of
 750,000 and $729,000                              1,469,000      1,526,000

Other assets                                         211,000        215,000
                                                ------------    -----------

Total assets                                     $35,787,000    $34,161,000
                                                ============    ===========


The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                               MAY 31,     February 28,
                                                 1995          1995
                                             ------------  -------------
                                              UNAUDITED      (NOTE A)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable (Note C)                      $ 9,784,000    $ 9,388,000
  Notes payable to shareholders                  280,000        300,000
  Accounts payable                             3,704,000      2,606,000
  Accounts payable to affiliate                      ---            ---
  Accrued liabilities                          1,176,000      1,100,000
  Current maturities of long-term debt
    (Note C)                                   1,314,000      1,314,000
                                             -----------    -----------
Total current liabilities                     16,258,000     14,708,000

Long-term debt (Note C)                        3,402,000      3,717,000
Deferred income taxes                            808,000        808,000
Minority interests                               339,000        332,000

Commitments and contingencies                        ---            ---

SHAREHOLDERS' EQUITY
  Preferred stock, no par value - shares
    authorized 2,000,000; none issued and
    outstanding                                      ---            ---
  Common stock, no par value - shares
    authorized 10,000,000; issued and
    outstanding shares 3,902,000 and
    4,075,000, respectively                    3,529,000      3,821,000
  Retained earnings                           12,473,000     11,876,000
  Net unrealized loss on marketable
    equity securities                                ---        (81,000)
  Currency translation adjustments            (1,022,000)    (1,020,000)
                                             -----------    -----------

  Total shareholders' equity                  14,980,000     14,596,000
                                             -----------    -----------

Total liabilities and shareholders' equity   $35,787,000    $34,161,000
                                             ===========    ===========




        The accompanying notes are an integral part of these statements.

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Fiscal Quarters Ended May 31,
                                  (UNAUDITED)


                                            1995          1994
                                        ------------  ------------

Net sales                               $11,951,000   $12,795,000

Cost of goods sold                        7,462,000     8,306,000
                                        -----------   -----------

     Gross profit                         4,489,000     4,489,000

Operating expenses:
  Selling and delivery                    1,152,000     1,128,000
  General and administrative              2,244,000     2,376,000
                                        -----------   -----------
                                          3,396,000     3,504,000

     Operating profit                     1,093,000       985,000


Other income (expense)
  Interest expense                         (292,000)     (261,000)
  Other, net                                 12,000       (18,000)
                                        -----------   -----------
                                           (280,000)     (279,000)

     Income before minority interest        813,000       706,000

Minority interest                             1,000         6,000
                                        -----------   -----------

     Income before income taxes             812,000        700,000

Income taxes                                215,000        268,000
                                        -----------    -----------


     Net Income                         $   597,000    $   432,000
                                        ===========    ===========



Earnings per share of common stock      $      0.15    $      0.10
                                        ===========    ===========

Weighted average shares outstanding       4,088,000      4,136,000
                                        ===========     ==========


        The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 28, 1995 and
                      the Three Months Ended May 31, 1995


                                                                                                       Net Unrealized
                                                                                                          Loss on
                                                                                  Foreign                Noncurrent
                                                                                  Currency               Marketable
                                         Common              Retained             Translation               Equity
                                          Stock              Earnings             Adjustments             Securities
                                      -----------          ------------          ------------          ---------------
Balance at February 28, 1994           $4,100,000           $11,866,000          $   (89,000)                  --
  Net earnings for year                        --                10,000                   --                   --
  Retirement of 82,306 shares
    of common stock related to
    settlement of litigation             (250,000)                   --                   --                   --
  Repurchase and retirement of
    15,000 shares of common stock         (29,000)                   --                   --                   --
  Currency translation adjustment              --                    --             (931,000)                  --
  Net unrealized loss on noncurrent
    marketable equity securities               --                    --                   --              (81,000)
                                       ----------           -----------          -----------            ---------

Balance at February 28, 1995           $3,821,000           $11,876,000          $(1,020,000)            $(81,000)

  Net income for quarter                       --               597,000                   --                   --
  Currency translation adjustment              --                    --               (2,000)                  --
  Unrealized gain on marketable
    equity securities                          --                    --                   --               81,000
  Repurchase and retirement of
    173,000 shares of common stock       (292,000)                   --                                        --
                                       ----------           -----------          -----------
                                       $3,529,000           $12,473,000          $(1,022,000)           $      --
                                       ==========           ===========          ===========            =========





         The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                           VIDEO DISPLAY CORPORATION
                       For the Three Months ended May 31,



                                                         1995          1994
                                                     -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES         $ 1,331,000   $   549,000

INVESTING ACTIVITIES

Purchase of property, plant and equipment             (62,000)     (134,000)
Purchase of investment                               (157,000)           --
Decrease in investments                                37,000            --
(Increase) decrease in other assets                   (13,000)      (18,000)
                                                  -----------   -----------
Net cash used in investing activities                (195,000)     (152,000)

FINANCING ACTIVITIES

Proceeds from long-term debt and
  lines of credit                                   8,650,000     5,849,000
Proceeds on note receivable                            30,000            --
Payments on long-term debt and
  lines of credit                                  (8,589,000)   (5,309,000)
Repurchase of common stock                           (291,000)           --
Payments on note to shareholder                            --    (1,182,000)
                                                  -----------   -----------
Net cash used in financing activities                (200,000)     (642,000)

Effect of exchange rates on cash                      185,000            --
                                                  -----------   -----------

Net increase (decrease) in cash                     1,121,000      (245,000)

Cash, beginning of period                             104,000       976,000
                                                  -----------   -----------

Cash, end of period                               $ 1,225,000   $   731,000
                                                  ===========   ===========




        The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                            STATEMENTS OF CASH FLOWS
                       For the Three Months ended May 31,


                                                      1995         1994
                                                   -----------  ----------

RECONCILIATION OF NET EARNINGS FROM
  CONTINUING OPERATIONS TO NET CASH
  PROVIDED BY (USED IN) OPERATING
  ACTIVITIES

Net earnings from continuing operations            $  597,000   $ 432,000

ADJUSTMENTS TO RECONCILE NET EARNINGS
  TO NET CASH PROVIDED BY OPERATIONS:
  Depreciation and amortization                       452,000     456,000
  Amortized interest on note receivable               (28,000)         --
  Decrease in allowance for doubtful accounts          (3,000)         --
  Foreign currency translation adjustments                 --      77,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
  NET OF EFFECTS FROM ACQUISITIONS:
  (Increase) decrease in accounts receivable          (79,000)    761,000
  Increase in inventory                              (830,000)   (364,000)
  (Increase) decrease in prepaid expenses                  --    (119,000)
  Increase (decrease) in accounts payable
    and accrued expenses                            1,215,000    (699,000)
  Increase in minority interest                         7,000       5,000
                                                   ----------   ---------

NET CASH PROVIDED BY (USED IN) CONTINUING
  OPERATIONS                                      $ 1,331,000   $ 549,000
                                                  ===========   =========



The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Investments in 50% or less-owned affiliated companies are accounted for on the equity method.

The balance sheet at February 28, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of May 31, 1995 and the Consolidated Statement of Earnings for the three months ended May 31, 1995 and 1994.


NOTE B - INVESTMENTS

The Company currently owns 345,000 shares of CXR, Inc. (CXR) which it accounts for as an available-for-sale security. At February 28, 1995, CXR had a market value of $3/4 and as of May 31, 1995, the market value is $1 13/16 per share resulting in a credit to shareholders' equity of $81,000 to record the unrealized gain to the extent of original cost of $1 per share.

In March 1995, the Company acquired a 42% interest in Quality Cables, Inc. for $157,000.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note C - Long-Term Debt

Long-term debt consisted of the following:
                                                      MAY 31,    February 28,
                                                       1995          1995
                                                    ----------  ------------

Term loan facility.                                 $3,400,000    $3,600,000

Note payable to bank; quarterly principal
  payments of $10,000 plus interest at 86%
  of prime (9% at May, 1995); collateralized
  by land, building and equipment with a net
  book value of $861,000 at May 31, 1995.               99,000       109,000

Mortgage payable to bank; monthly principal
  payments of $5,000 plus interest at prime
  plus 1%; balloon payment of outstanding
  principal due October 1, 1996; collateralized
  by land and building with a net book value of
  $547,000 at May 31, 1995.                            314,000       329,000

Note payable to industrial development
  authority;  monthly payment of $4,000
  including interest at 6.5%; collateralized
  by land and building with a net book value
  of $601,000 at May 31, 1995.                         240,000       247,000

Note payable to bank; monthly principal
  payments of $24,000 including interest
  at 9%; collateralized by computer
  equipment with a net book value of
  $791,425 at May 31, 1995.                            363,000       425,000

Note payable to bank; monthly payment of $8,000
  lus interest at prime plus 1%; collateralized
  by machinery and equipment with a net book
  value of $455,000 at May 31, 1995.                   120,000       143,000

Note payable to bank; monthly payment of
  $2,000 plus interest at prime plus 1%;
  collateralized by land and buildings
  with a net book value of $185,000.                   138,000       146,000

Other                                                   42,000        32,000
                                                    ----------  ------------

                                                     4,716,000     5,031,000
Less current portion                                 1,314,000     1,314,000
                                                    ----------  ------------
                                                    $3,402,000    $3,717,000
                                                    ==========  ============

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE D - RELATED PARTY TRANSACTIONS

Sales to unconsolidated affiliates were $79,000 for the quarter ended May 31, 1994.

                                     PART I


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

 The following table sets forth, for the three months ended May 31, 1995 and 1994, the percentages which selected items in the Statements of Income bear to total revenues:

                                        Fiscal Quarter Ended May 31,
                                          1995                    1994
                                          ----                    ----
Sales
 CRT and components             $5,831,000         48.8%   $6,065,000   47.4%
 Wholesale electronic parts      6,120,000         51.2     6,730,000   52.6
                                ----------         ----    ----------   ----
                                11,951,000        100.0%   12,795,000  100.0%


Cost and expenses
 Cost of goods sold              7,462,000         62.4%    8,306,000   64.9%
 Selling and delivery            1,152,000          9.6     1,128,000    8.8
 General and administrative      2,244,000         18.8     2,376,000   18.6
                                ----------         ----    ----------   ----
                                10,858,000         90.8%   11,810,000   92.3%


 Income from Operations          1,093,000          9.2       985,000    7.7


Interest expense                  (292,000)        (2.4)     (261,000)  (2.1)
Other income (expense)              11,000           --       (24,000)  (0.1)
                                ----------         ----    ----------   ----

 Income before income taxes        812,000          6.8       700,000    5.5
Provision for income taxes         215,000          1.8       268,000    2.1
                                ----------         ----    ----------   ----

Net income                      $   597,000         5.0       432,000    3.4%
                                ===========        ====       =======    ===

Net Sales
- ---------

 Consolidated net sales declined 6.6% or $844,000 for the three months ended May 31, 1995 as compared to the same period one year ago. CRT division sales were down 3.9% or $234,000 and the wholesale consumer electronic parts division sales were down 9% or $610,000.

 The decline in sales of the wholesale electronic parts division continues the trend reported in the Form 10-K for fiscal 1995. In the first quarter of fiscal 1996 there was a decline of $730,000 in revenues caused by certain consumer product manufacturers bypassing standard distribution channels by selling parts direct. As an offset to this decline, the wholesale parts division reported an increase of $425,000 due to the new fire and safety equipment product line introduced in the middle of the first quarter of fiscal 1995.


Gross Margins
- -------------

 Consolidated gross profit margins as a percentage of sales improved from 35.1% for the quarter ended May 31, 1994 to 37.6% for the quarter ended May 31, 1995. The CRT and wholesale electronic parts divisions posted increases of 4.2% and
 .86% respectively.

 Increases in the gross margin for the CRT division are largely attributable to the change in the Mexican facility from primarily manufacturing CRTs using new glass to recycling CRTs. The margins at this location alone increased from 29.2% to 41.3%.


Operating Expenses
- ------------------

 Selling and general and administrative expenses declined by $108,000 or .3% over a year ago. The Company continues to reduce its operating expenses in response to lower sales.


Interest Expense
- ----------------

 Interest expense increased $30,000 to $292,000 in the first quarter of 1996 due to higher interest rates in the current year. The Company derived a $33,000 benefit from an interest rate swap agreement with a bank that fixed the interest rate on $7,500,000 of the Company's debt at 6.25% through September 29, 1995.


Income Taxes
- ------------

 The Company's effective tax rate for the first quarter of fiscal 1996 was 26.5% as compared to 38.3% for the same period a year ago. The difference in the effective tax rate is attributable to the increase in earnings in the first quarter of fiscal 1996 of our foreign subsidiary. The foreign subsidiary has a tax loss carry forward which is applicable to these earnings.

Liquidity and Capital Resources
- -------------------------------

 The Company's working capital was $10,987,000 at May 31, 1995 as compared to $10,713,000 at February 28, 1995.

 Net cash provided by operating activities for the three months ended May 31, 1995 was $1,331,000 on net income of $597,000.

 Capital expenditures for fiscal 1996 are not anticipated to be significant.

 In fiscal 1995, the Company entered into a new loan agreement with the bank providing a $4,000,000 five year term loan and a one year $10,000,000 revolving line of credit. At May 31, 1995, the Company was not in compliance with certain covenants and other reporting requirements. The related bank has waived noncompliance with certain covenants and reporting requirements through February 28, 1996. The remaining covenant violation has been waived through May 31, 1995. Management believes that it is probable that the Company will be in compliance with this covenant for the remaining measurement dates of fiscal 1996.

 The revolver is up for renewal in the current fiscal year and the Company is seeking renewal. The Company does not anticipate problems in the renegotiation of the debt.

 The Company is currently bidding on sales contracts for additional revenues which could significantly increase its requirements for working capital. It is the Company's intent to finance its short term capital requirements through its existing bank borrowing relationships; however, longer term sources of more permanent capital may be required if certain larter contracts are awarded to the Company.

                                    PART II


Item 1.  Legal Proceedings

         No new legal proceedings or material changes in existing litigation occurred during the quarter ending May 31, 1995.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K


         The Company did not file any reports on Form 8-K during the three months ended May 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                  VIDEO DISPLAY CORPORATION



July 14, 1995                By:  /s/ Ronald D. Ordway
                                  --------------------
                                  Ronald D. Ordway
                                  Chief Executive Officer



                             By:  /s/ Carol D. Franklin
                                  ---------------------
                                  Carol D. Franklin
                                  Secretary and Controller