Form 10-Q/A
period 1995-05-31
VIDEO DISPLAY CORP
filed 1995-08-08
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q/A

                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended MAY 31, 1995       Commission File Number 0-13394


                           VIDEO DISPLAY CORPORATION
           ---------------------------------------------------------
             (Exact name of registrant as specified on its charter)



          GEORGIA                                58-1217564
-------------------------------               -----------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization                Identification No.)


              1868 TUCKER INDUSTRIAL DRIVE, TUCKER, GEORGIA  30084
              ----------------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number including area code:   404-938-2080

The purpose of this Amendment is to file Exhibit 27 which was omitted in original filing on July 14, 1995.

                           VIDEO DISPLAY CORPORATION


                                 EXHIBIT INDEX


EXHIBIT 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                  VIDEO DISPLAY CORPORATION



August 8, 1995               By:  /s/ Ronald D. Ordway
                                  --------------------
                                  Ronald D. Ordway
                                  Chief Executive Officer



                             By:  /s/ Carol D. Franklin
                                  ---------------------
                                  Carol D. Franklin
                                  Secretary and Controller