Form 10-Q
period 1995-08-31
VIDEO DISPLAY CORP
filed 1995-10-12
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended AUGUST 31, 1995   Commission File Number 0-13394


                           VIDEO DISPLAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified on its charter)



          GEORGIA                                 58-1217564
-------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization                Identification No.)


              1868 TUCKER INDUSTRIAL DRIVE, TUCKER, GEORGIA  30084
              ----------------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number including area code:   770-938-2080



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                             Yes   X       No
                                 -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


                  Class                      Outstanding at August 31, 1995
         --------------------------          ------------------------------
         Common Stock, No Par Value                     3,902,413

                          VIDEO DISPLAY CORPORATION


                                     INDEX


                                                                   PAGE
                                                                   ----
PART I.  FINANCIAL INFORMATION
         --------- -----------

         Item 1.  Financial Statements (unaudited)
           Consolidated balance sheets - August 31, 1995
             and February 28, 1995                                 3-4

           Consolidated statements of operations -
             Fiscal Quarter and Six Months ended
             August 31, 1995 and 1994                                5

           Consolidated statements of shareholders' equity
             Twelve Months ended February 28, 1995
             and the Six Months Ended August 31, 1995                6

           Consolidated statements of cash flows -
             Six Months Ended August 31, 1995 and
             August 31, 1994                                       7-8

           Notes to consolidated financial statements -
             August 31, 1995                                       9-11

         Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations       12-14


PART II.  OTHER INFORMATION
          ----- -----------

          Item 1.  Legal Proceedings                                  15
          Item 2.  Changes in Securities                              15
          Item 3.  Defaults upon its Senior Securities                15
          Item 4.  Submission of Matters to a Vote of
                     Security Holders                                 15
          Item 5.  Other Information                                  15
          Item 6.  Exhibits and reports on Form 8-K                   15


SIGNATURES

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                AUGUST 31,    February 28,
                                                   1995           1995
                                               -------------  -------------
                                                 UNAUDITED      (NOTE A)
ASSETS
Current assets:
  Cash                                         $    871,000    $   104,000
  Accounts receivable, less allowance
    for possible losses of $194,000
    and $196,000, respectively                    6,024,000      5,537,000
  Receivable from affiliates                             --        163,000
  Note receivable, net of unamortized
    discount of $36,000 and $33,000,
    respectively                                    144,000        132,000
  Inventories:
    Raw materials                                 2,788,000      3,140,000
    Finished goods                               16,558,000     15,304,000
  Prepaid expenses                                  317,000        373,000
  Deferred income taxes                             668,000        668,000
                                               ------------    -----------
Total current assets                             27,370,000     25,421,000

Property, plant and equipment:
  Land                                              209,000        209,000
  Buildings                                       3,759,000      3,759,000
  Machinery and equipment                        11,868,000     11,760,000
                                               ------------    -----------
                                                 15,836,000     15,728,000
  Accumulated depreciation and amortization     (10,675,000)    (9,878,000)
                                               ------------    -----------
                                                  5,161,000      5,850,000

Investments (Note B)                                482,000        281,000

Note receivable, net of unamortized
  discount of $122,000 and $146,000,
  respectively, and allowance for
  possible losses of $321,000                       802,000        868,000

Excess of cost over net assets acquired,
  net of accumulated amortization of
  783,000 and $729,000                            1,441,000      1,526,000

Other assets                                        185,000        215,000
                                               ------------    -----------

Total assets                                   $ 35,441,000    $34,161,000
                                               ============    ===========


The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                              AUGUST 31,   February 28,
                                                 1995          1995
                                             ------------  -------------
                                              UNAUDITED      (NOTE A)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable (Note C)                      $ 8,934,000    $ 9,388,000
  Notes payable to shareholders                  420,000        300,000
  Accounts payable                             3,691,000      2,606,000
  Accrued liabilities                          1,375,000      1,100,000
  Current maturities of long-term debt
    (Note C)                                   1,315,000      1,314,000
                                             -----------    -----------
Total current liabilities                     15,735,000     14,708,000

Long-term debt (Note C)                        3,058,000      3,717,000
Deferred income taxes                            808,000        808,000
Minority interests                               353,000        332,000

Commitments and contingencies                        ---            ---

SHAREHOLDERS' EQUITY
  Preferred stock, no par value - shares
    authorized 2,000,000; none issued and
    outstanding                                      ---            ---
  Common stock, no par value - shares
    authorized 10,000,000; issued and
    outstanding shares 3,902,000 and
    4,075,000, respectively                    3,529,000      3,821,000
  Additional paid in capital                      81,000            ---
  Retained earnings                           12,838,000     11,876,000
  Net unrealized loss on marketable
    equity securities                                ---        (81,000)
  Currency translation adjustments              (961,000)    (1,020,000)
                                             -----------    -----------

Total shareholders' equity                    15,487,000     14,596,000
                                             -----------    -----------

Total liabilities and shareholders' equity    $35,441,000   $34,161,000
                                              ===========   ===========






        The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                         For the Fiscal Quarter             For the Six Months
                                             Ended August 31,                 Ended August 31,

                                         1995            1994             1995            1994
                                     ------------  -----------------  ------------  -----------------

Net sales                            $11,492,000        $11,904,000   $23,443,000        $24,699,000


Cost of goods sold                     7,236,000          7,749,000    14,698,000         16,055,000
                                     -----------        -----------   -----------        -----------

  Gross profit                         4,256,000          4,155,000     8,745,000          8,644,000

Operating expenses:
  Selling and delivery                 1,108,000          1,042,000     2,260,000          2,170,000
  General and administrative           2,233,000          2,620,000     4,477,000          4,996,000
                                     -----------        -----------   -----------        -----------
                                       3,341,000          3,662,000     6,737,000          7,166,000

  Operating profit                       915,000            493,000     2,008,000          1,478,000


Other income (expense)
  Interest expense                      (273,000)          (330,000)     (565,000)          (591,000)
  Other, net                             (58,000)           (11,000)      (46,000)           (29,000)
                                     -----------        -----------   -----------        -----------
                                        (331,000)          (341,000)     (611,000)          (620,000)

  Income before minority interest        584,000            152,000     1,397,000            858,000

Minority interest                         11,000              1,000        12,000              7,000
                                     -----------        -----------   -----------        -----------

 Income before income taxes              573,000            151,000     1,385,000            851,000

Income taxes                             208,000             33,000       423,000            301,000
                                     -----------        -----------   -----------         ----------


 Net Income                           $   365,000        $   118,000  $   962,000         $  550,000
                                      ===========        ===========  ===========         ==========



Earnings per share of
 common stock                         $      0.09        $      0.03   $      0.24        $     0.13
                                      ===========        ===========   ===========        ==========

Weighted average shares
 outstanding                            4,017,000          4,132,000     4,017,000         4,132,000
                                      ===========        ===========   ===========        ==========


        The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 28, 1995 and
                      the Six Months Ended August 31, 1995



                                                                                                  Net Unrealized
                                                                                                      Loss on
                                                                                   Foreign           Noncurrent
                                                                                   Currency          Marketable
                                          Common     Additional     Retained     Translation           Equity
                                          Stock        Paid In      Earnings     Adjustments         Securities
                                       ----------    ----------    ----------    -----------      ---------------

Balance at February 28, 1994           $4,100,000   $             $11,866,000    $   (89,000)              --
  Net earnings for year                      --          --            10,000           --
  Retirement of 82,306 shares
    of common stock related to
    settlement of litigation             (250,000)       --              --             --                 --
  Repurchase and retirement of
    156,000 shares of common stock        (29,000)       --              --             --                 --
  Currency translation adjustment              --                        --         (931,000)              --
  Net unrealized loss on noncurrent
    marketable equity securities               --        --              --             --                (81,000)
                                        ----------   ----------   -----------    ------------     ---------------

Balance at February 28, 1995            $3,821,000       --       $11,876,000    $(1,020,000)     $       (81,000)
                                        ----------   ----------   -----------    ------------     ---------------

  Net income for the period                    --        --           962,000           --                 --
  Currency translation adjustment              --                        --           59,000               --
  Unrealized gain on marketable
    equity securities                          --        --              --             --                 81,000
  Repurchase and retirement of
    173,000 shares of common stock        (292,000)      --              --             --                 --
  Contribution of gain from sale
    of stock by officer                        --        81,000          --             --                 --
                                        ----------   ----------   -----------    ------------     ---------------

Balance at August 31, 1995              $3,529,000    $  81,000   $12,838,000    $   (961,000)    $        --
                                        ==========    =========   ===========    ============     ===============



             The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOW For the Six Months ended August 31,
                                  (UNAUDITED)


                                                    1995          1994
                                                -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES       $ 2,036,000   $   373,000

INVESTING ACTIVITIES

Purchase of property, plant and equipment          (119,000)     (284,000)
Purchase of investment                             (157,000)           --
Decrease in investments                              37,000            --
(Increase) decrease in other assets                      --        (5,000)
                                                -----------   -----------
Net cash used in investing activities              (239,000)     (289,000)

FINANCING ACTIVITIES

Proceeds from long-term debt and
  lines of credit                                16,231,000    10,990,000
Proceeds on note receivable                          75,000            --
Payments on long-term debt and
  lines of credit                               (17,224,000)  (11,244,000)
Repurchase of common stock                         (291,000)           --
Contribution of capital from
  sale of stock by officer                           81,000            --
                                                -----------   -----------
Net cash used in financing activities            (1,128,000)     (254,000)

Effect of exchange rates on cash                     98,000            --
                                                -----------   -----------

Net increase (decrease) in cash                     767,000      (170,000)

Cash, beginning of period                           104,000       976,000
                                                -----------   -----------

Cash, end of period                             $   871,000   $   806,000
                                                ===========   ===========




        The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      For the Six Months ended August 31,
                                  (UNAUDITED)

                                                      1995         1994
                                                   -----------  ----------

RECONCILIATION OF NET EARNINGS FROM
  CONTINUING OPERATIONS TO NET CASH
  PROVIDED BY (USED IN) OPERATING
  ACTIVITIES

Net earnings from continuing operations            $  962,000   $ 550,000

ADJUSTMENTS TO RECONCILE NET EARNINGS
  TO NET CASH PROVIDED BY OPERATIONS:
  Depreciation and amortization                       912,000     899,000
  Amortized interest on note receivable               (21,000)         --
  Decrease in allowance for doubtful accounts          (2,000)         --
  Foreign currency translation adjustments                 --     115,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
  NET OF EFFECTS FROM ACQUISITIONS:
  (Increase) decrease in accounts receivable         (392,000)     48,000
  Increase in inventory                              (926,000)   (811,000)
  (Increase) decrease in prepaid expenses              54,000    (330,000)
  Increase (decrease) in accounts payable
    and accrued expenses                            1,428,000    (106,000)
  Increase in minority interest                        21,000       8,000
                                                   ----------   ---------

NET CASH PROVIDED BY (USED IN) CONTINUING
  OPERATIONS                                      $ 2,036,000   $ 373,000
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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of August 31, 1995 and the Consolidated Statement of Earnings for the six months ended August 31, 1995 and 1994.


NOTE B - INVESTMENTS

The Company currently owns 345,000 shares of CXR, Inc. (CXR) which it accounts for as an available-for-sale security. At February 28, 1995, CXR had a market value of $3/4 and as of August 31, 1995, the market value is $1 7/16 per share resulting in a credit to shareholders' equity of $81,000 to record the unrealized gain to the extent of original cost of $1 per share.

In March 1995, the Company acquired a 42% interest in Quality Cables, Inc. for $157,000.

 VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note C - Long-Term Debt

Long-term debt consisted of the following:
                                                    AUGUST 31,  February 28,
                                                       1995         1995
                                                    -----------  -----------

Term loan facility.                                  $3,200,000   $3,600,000

Note payable to bank; quarterly principal
  payments of $10,000 plus interest at 86%
  of prime (8.75% at August 31, 1995);
  collateralized by land, building and
  equipment with a net book value of $829,000
  at August 31, 1995.                                    89,000      109,000

Mortgage payable to bank; monthly principal
  payments of $5,000 plus interest at prime
  plus 1%; balloon payment of outstanding
  principal due October 1, 1996; collateralized
  by land and building with a net book value of
  $463,000 at August 31, 1995.                          309,000      329,000

Note payable to industrial development
  authority;  monthly payment of $4,000
  including interest at 6.5%; collateralized
  by land and building with a net book value
  of $586,000 at August 31, 1995.                       232,000      247,000

Note payable to bank; monthly principal
  payments of $24,000 including interest
  at 9%; collateralized by computer
  equipment with a net book value of
  $706,000 at August 31, 1995.                          301,000      425,000

Note payable to bank; monthly payment of $8,000
  plus interest at prime plus 1%; collateralized
  by machinery and equipment with a net book
  value of $431,000 at August 31, 1995.                  98,000      143,000

Note payable to bank; monthly payment of
  $2,000 plus interest at prime plus 1%;
  collateralized by land and buildings
  with a net book value of $147,000.                    120,000      146,000

Other                                                    24,000       32,000
                                                     ----------  -----------
                                                      4,373,000    5,031,000
Less current portion                                  1,315,000    1,314,000
                                                     ----------  -----------
                                                     $3,058,000   $3,717,000
                                                     ==========  ===========

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE D - RELATED PARTY TRANSACTIONS

There were no sales to affiliates for the six months ended August 31, 1995. Sales to unconsolidated affiliates were $191,000 for the six months ended August 31, 1994.

                                     PART I


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations
---------------------

 The following table sets forth, for the six months ended August 31, 1995 and 1994, the percentages which selected items in the Statements of Income bear to total revenues:

                                    Fiscal Quarter        Six Months
                                   Ended August 31,    Ended August 31,
                                   1995       1994      1995     1994
                                 --------   -------   -------  -------
Sales
 CRT and components                47.4%      42.5%    48.1%    45.1%
 Wholesale electronic parts        52.6       57.5     51.9     54.9
                                  -----      -----    -----    -----
                                  100.0%     100.0%   100.0%   100.0%
                                  -----      -----    -----    -----


Cost and expenses
 Cost of goods sold                63.0       65.1     62.7     65.0
 Selling and delivery               9.6        8.8      9.6      8.8
 General and administrative        19.4       22.0     19.1     20.2
                                  -----      -----    -----    -----
                                   92.0       95.9     91.4     94.0

Income from operations              8.0        4.1      8.6      6.0

Interest expense                   (2.5)      (2.7)    (2.5)    (2.4)
Other income (expense)             (0.5)      (0.1)    (0.2)    (0.1)
                                  -----      -----    -----    -----
 Income before income taxes         5.0        1.3      5.9      3.5
Provision for income taxes          1.8        0.3      1.8      1.2
                                  -----      -----    -----    -----
Net income                          3.2%       1.0%     4.1%     2.3%
                                  =====      =====    =====    =====



Net Sales
---------

 Consolidated net sales declined by $412,000 or 3.5% for the three months ended August 31, 1995 as compared to the same period one year ago. Consolidated net sales decreased by 5.1% for the six month period ended August 31, 1995 as compared to the six month period ended August 31, 1994.

-------------------

 The wholesale consumer electronic parts division year to date sales decreased $1,404,000 or 10.3% compared to the same period a year ago. This decline is caused by certain consumer product manufacturers bypassing standard distribution channels by selling parts direct. As an offset to this decline, the wholesale parts division reported an increase in sales of $875,000 of the fire and safety equipment product line which was introduced in the middle of the first quarter of fiscal 1995.


Gross Margins
-------------

 Consolidated gross profit margins as a percentage of sales improved from 35% to 37.3% for the six months ended August 31, 1995. The increase in gross margins is largely attributed to the CRT division's change of product in the Mexican facility from CRTs primarily manufactured using new glass to using recycled glass. The margins at the Mexican facility alone changed from 24% to 41%.


Operating Expenses
------------------

 Operating expenses have declined $429,000 or 6.0% from one year ago. The Company continues to seek ways to reduce its operating expenses in response to lower sales.


Interest Expense
----------------

 Interest expense decreased $26,000 to $565,000 for the six months ended August 31, 1995. The Company derived a $91,000 benefit during the six months ended August 31, 1995 as compared to a $31,000 benefit during the same period a year ago from an interest rate swap agreement with a bank that fixed the interest rate on $7,500,000 of the Company's debt at 6.25% through September 29, 1995.


Income Taxes
------------

 The Company's effective tax rate for the first six months of fiscal 1996 was 30.5% compared to 35.4% a year ago. The reduction in the rate is attributed to the increased earnings reported by the Company's foreign subsidiaries. There is a tax loss carry forward applicable to the foreign earnings.

Liquidity and Capital Resources
-------------------------------

 The Company's working capital was $11,635,000 at August 31, 1995 and $10,713,000 at February 28, 1995.

 On August 31, 1995 the Company renewed its $10,000,000 revolving credit note with a bank through January 15, 1996.

 On August 31, 1995 the Company owed the Chairman of the Board and Chief Executive Officer $200,000. The borrowing is under the terms of an unsecured demand note bearing interest at prime plus 1%.

 The Company is currently bidding on sales contracts for additional revenues which could significantly increase its requirements for working capital. It is the Company's intent to finance its short term capital requirements through its existing bank borrowing relationships; however, longer term sources of more permanent capital may be required if certain larger contracts are awarded to the Company.

                                    PART II


Item 1.  Legal Proceedings

         No new legal proceedings or material changes in existing litigation occurred during the six months ending August 31, 1995.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K


         The Company did not file any reports on Form 8-K during the six months ended August 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                  VIDEO DISPLAY CORPORATION



October 12, 1995             By:  /s/ Ronald D. Ordway
                                  ---------------------------
                                  Ronald D. Ordway
                                  Chief Executive Officer



                             By:  /s/ Carol D. Franklin
                                  ---------------------------
                                  Carol D. Franklin
                                  Secretary and Controller