Form 10-Q
period 1995-11-30
VIDEO DISPLAY CORP
filed 1996-01-16
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended NOVEMBER 30, 1995  Commission File Number 0-13394


                           VIDEO DISPLAY CORPORATION
             (Exact name of registrant as specified on its charter)



          GEORGIA                                58-1217564
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization                Identification No.)


              1868 TUCKER INDUSTRIAL DRIVE, TUCKER, GEORGIA  30084
                    (Address of principal executive offices)



Registrant's telephone number including area code:   770-938-2080



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                             Yes   X       No
                                 ----         ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


          Class                    Outstanding at November 30, 1995
---------------------------        --------------------------------
Common Stock, No Par Value                     3,902,413

                            VIDEO DISPLAY CORPORATION


                                     INDEX


                                                                   PAGE
                                                                   ----
PART I.  FINANCIAL INFORMATION
         --------- -----------

      Item 1.  Financial Statements (unaudited)
           Consolidated balance sheets - November 30, 1995
             and February 28, 1995                                 3-4

           Consolidated statements of operations -
             Fiscal quarter and nine months ended
             November 30, 1995 and 1994                              5

           Consolidated statements of shareholders' equity -
             Twelve months ended February 28, 1995 and nine
             months ended November 30, 1995                          6

           Consolidated statements of cash flows -
             Nine months ended November 30, 1995 and
             November 30, 1994                                     7-8

           Notes to consolidated financial statements -
             November 30, 1995                                     9-11

      Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations       12-14


PART II.  OTHER INFORMATION
          ----- -----------

          Item 1.  Legal Proceedings                                 15
          Item 2.  Changes in Securities                             15
          Item 3.  Defaults upon its Senior Securities               15
          Item 4.  Submission of Matters to a Vote of
                     Security Holders                                15
          Item 5.  Other Information                                 15
          Item 6.  Exhibits and reports on Form 8-K                  15


SIGNATURES

Exhibit 11 - Statement of per share earnings                         16

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                NOVEMBER 30,   February 28,
                                                    1995           1995
                                               --------------  -------------
                                                 UNAUDITED       (NOTE A)
ASSETS
Current assets:
 Cash                                           $  1,240,000    $   104,000
 Notes and accounts receivable, less
  allowance for possible losses of
  $193,000 and $196,000, respectively              5,938,000      5,537,000
 Receivable from affiliates                               --        163,000
 Note receivable, net of unamortized
  discount of $36,000 and $33,000,
  respectively                                       144,000        132,000
 Inventories:
  Raw materials                                    3,062,000      3,140,000
  Finished goods                                  17,167,000     15,304,000
 Prepaid expenses                                    452,000        373,000
 Deferred income taxes                               668,000        668,000
                                                 -----------    -----------
Total current assets                              28,671,000     25,421,000

Property, plant and equipment:
 Land                                                307,000        209,000
 Buildings                                         3,656,000      3,759,000
 Machinery and equipment                          11,936,000     11,760,000
                                                 -----------    -----------
                                                  15,899,000     15,728,000
 Accumulated depreciation and amortization       (11,040,000)    (9,878,000)
                                                 -----------    -----------
                                                   4,859,000      5,850,000

Investments (Note B)                                 442,000        281,000

Note receivable, net of unamortized
 discount of $113,000 and $146,000
 respectively and allowance for
 possible losses of $321,000                         766,000        868,000

Excess of cost over net assets acquired,
 net of accumulated amortization of
 $792,000 and $729,000                             1,408,000      1,526,000

Other assets                                         176,000        215,000
                                                 -----------    -----------

Total assets                                     $36,322,000    $34,161,000
                                                 ===========    ===========

The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                              NOVEMBER 30,  February 28,
                                                 1995           1995
                                             -------------  -------------
                                               UNAUDITED      (NOTE A)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable (Note C)                       $ 9,528,000    $ 9,388,000
  Notes payable to shareholders                   220,000        300,000
  Accounts payable                              4,267,000      2,606,000
  Accounts payable to affiliate                       ---            ---
  Accrued liabilities                           1,351,000      1,100,000
  Current maturities of long-term debt
    (Note C)                                    1,314,000      1,314,000
                                              -----------    -----------
Total current liabilities                      16,680,000     14,708,000

Long-term debt (Note C)                         2,754,000      3,717,000
Deferred income taxes                             808,000        808,000
Minority interests                                352,000        332,000

Commitments and contingencies                         ---            ---

SHAREHOLDERS' EQUITY
  Preferred stock, no par value - shares
    authorized 2,000,000; none issued and
    outstanding                                       ---            ---
  Common stock, no par value - shares
    authorized 10,000,000; issued and
    outstanding shares 3,902,000 and
    4,075,000, respectively                     3,529,000      3,821,000
  Additional paid in capital                       81,000            ---
  Retained earnings                            13,189,000     11,876,000
  Net unrealized loss on marketable
    equity securities                             (40,000)       (81,000)
  Currency translation adjustments             (1,031,000)    (1,020,000)
                                              -----------    -----------

  Total shareholders' equity                   15,728,000     14,596,000
                                              -----------    -----------

Total liabilities and shareholders' equity    $36,322,000    $34,161,000
                                              ===========    ===========






        The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Fiscal Quarter and Nine Months Ended November 30,
                                  (UNAUDITED)


                                         1995          1994          1995          1994
                                     ------------  ------------  ------------  ------------

Net sales                            $12,644,000   $11,447,000   $36,087,000   $36,146,000
Cost of goods sold                     7,557,000     7,678,000    22,255,000    23,733,000
                                     -----------   -----------   -----------   -----------

  Gross profit                         5,087,000     3,769,000    13,832,000    12,413,000

Operating expenses:
  Selling and delivery                 1,193,000     1,109,000     3,453,000     3,279,000
  General and administrative           2,552,000     2,475,000     7,029,000     7,471,000
                                     -----------   -----------   -----------   -----------
                                       3,745,000     3,584,000    10,482,000    10,750,000

  Operating profit                     1,342,000       185,000     3,350,000     1,663,000


Other income (expense)
  Interest expense                      (289,000)     (187,000)     (854,000)     (778,000)
  Foreign currency exchange
    gain(loss)                          (440,000)          ---      (510,000)          ---
  Other, net                              (1,000)       26,000        23,000        (3,000)
                                     -----------   -----------   -----------   -----------
                                        (730,000)     (161,000)   (1,341,000)     (781,000)

  Income before minority interest        612,000        24,000     2,009,000       882,000

Minority interest                          1,000         1,000        13,000         8,000
                                     -----------   -----------   -----------   -----------

  Income before income taxes             611,000        23,000     1,996,000       874,000

Income taxes                             260,000        14,000       683,000       315,000
                                     -----------   -----------   -----------   -----------

  Net Income                         $   351,000   $     9,000    $1,313,000   $   559,000
                                     ===========   ===========    ==========   ===========

Earnings per share of
  common stock                       $      0.09   $      0.00    $     0.33   $      0.13
                                     ===========   ===========    ==========   ===========

Weighted average shares
  outstanding                          3,963,000     4,132,000     3,963,000     4,132,000
                                     ===========   ===========    ==========   ===========



        The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 28, 1995 and
                    the Nine Months Ended November 30, 1995



                                                                                           Net Unrealized
                                                                                             Loss on
                                                                              Foreign       Noncurrent
                                                                              Currency      Marketable
                                         Common     Additional   Retained    Translation      Equity
                                         Stock       Paid In     Earnings    Adjustments    Securities
                                       ----------   ---------   ----------  -------------  ------------
Balance at February 28, 1994           $4,100,000     $       $11,866,000   $  (89,000)         --
  Net earnings for year                        --         --       10,000            --
  Retirement of 82,306 shares
    of common stock related to
    settlement of litigation             (250,000)        --           --           --          --
  Repurchase and retirement of
    156,000 shares of common stock        (29,000)        --           --           --          --
  Currency translation adjustment              --                      --     (931,000)         --
  Net unrealized loss on noncurrent
    marketable equity securities               --         --           --           --     (81,000)
                                       ----------   --------  -----------  -----------   ---------

Balance at February 28, 1995           $3,821,000         --  $11,876,000  $(1,020,000)  $ (81,000)

  Net income for the period                    --         --    1,313,000           --          --
  Currency translation adjustment              --                      --      (11,000)         --
  Unrealized gain on marketable
    equity securities                          --         --           --           --      41,000
  Repurchase and retirement of
    173,000 shares of common stock       (292,000)        --           --           --          --
  Contribution of gain from sale
    of stock by officer                        --     81,000           --           --          --
                                       ----------   --------  -----------  -----------   ---------

Balance at November 30, 1995           $3,529,000    $81,000  $13,189,000  $(1,031,000)  $ (40,000)
                                       ==========   ========  ===========  ===========   =========


       The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     For the Nine Months ended November 30,
                                  (UNAUDITED)

                                                       1995          1994
                                                  -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES         $ 2,354,000   $  (341,000)

INVESTING ACTIVITIES

Purchase of property, plant and equipment            (173,000)     (333,000)
Purchase of investments                              (157,000)          ---
Decrease in investments                                37,000           ---
Increase in other assets                               (4,000)          ---
                                                  -----------   -----------
Net cash used in investing activities                (297,000)     (333,000)

FINANCING ACTIVITIES

Proceeds from long-term debt and
  lines of credit                                  24,030,000    20,316,000
Proceeds from note payables                               ---       325,000
Proceeds on note receivable                           120,000           ---
Proceeds from contribution of capital
  from sale of stock by officer                        81,000           ---

Repurchase of common stock                           (291,000)          ---
Payments of long-term debt and
  lines of credit                                 (24,933,000)  (19,139,000)
Payments on note to shareholder                           ---    (1,195,000)
                                                  -----------   -----------
Net cash used in financing activities                (993,000)      307,000

Effect of exchange rates on cash                       72,000       143,000
                                                  -----------   -----------

Net increase (decrease) in cash                     1,136,000      (224,000)

Cash, beginning of period                             104,000       976,000
                                                  -----------   -----------

Cash, end of period                               $ 1,240,000   $   752,000
                                                  ===========   ===========




        The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     For the Nine Months ended November 30,


                                                      1995          1994
                                                  ------------  ------------

RECONCILIATION OF NET EARNINGS FROM
  CONTINUING OPERATIONS TO NET CASH
  PROVIDED BY (USED IN) OPERATING
  ACTIVITIES

Net earnings from continuing operations           $ 1,313,000   $   559,000

ADJUSTMENTS TO RECONCILE NET EARNINGS
  TO NET CASH PROVIDED BY OPERATIONS:
  Depreciation and amortization                     1,320,000     1,214,000
  Amortized interest on note receivable               (30,000)          ---
  Decrease in allowance for doubtful accounts          (3,000)          ---


CHANGES IN OPERATING ASSETS AND LIABILITIES
  NET OF EFFECTS FROM ACQUISITIONS:
  (Increase) decrease in accounts receivable         (278,000)       11,000
  Increase in inventory                            (1,810,000)     (457,000)
  Increase in prepaid expenses                        (79,000)     (274,000)
  Increase (decrease) in accounts payable
    and accrued expenses                            1,901,000    (1,406,000)
  Increase in minority interest                        20,000        12,000
                                                  -----------   -----------

NET CASH PROVIDED BY (USED IN) CONTINUING
  OPERATIONS                                      $ 2,354,000   $  (341,000)
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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of November 30, 1995 and the Consolidated Statement of Earnings for the nine months ended November 30, 1995 and 1994.



NOTE B - INVESTMENTS

The Company currently owns 325,000 shares of MicroTel International, Inc. (MOL), formerly CXR, Inc., which it accounts for as an available-for-sale security. At February 28, 1995, MOL had a market value of $3/4 and as of November 30, 1995, the market value is $7/8 per share resulting in a credit to shareholders' equity of $41,000 to record the unrealized gain to the extent that it does not exceed the original cost of $1 per share.

In March 1995, the Company acquired a 42% interest in Quality Cables, Inc. for $157,000.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

Note C - Long-Term Debt

Long-term debt consisted of the following:
                                                    NOVEMBER 30,  February 28,
                                                        1995          1995
                                                    ------------  ------------

Term loan facility.                                   $3,000,000    $3,600,000

Note payable to bank; quarterly principal
  payments of $10,000 plus interest at 86%
  of prime (8.75% at November 30, 1995);
  collateralized by land, building and
  equipment with a net book value of $797,000
  at November 30, 1995.                                   79,000       109,000

Mortgage payable to bank; monthly principal
  payments of $5,000 plus interest at prime
  plus 1%; balloon payment of outstanding
  principal due October 1, 1996; collateralized
  by land and building with a net book value of
  $781,000 at November 30, 1995.                         284,000       329,000

Note payable to industrial development
  authority;  monthly payment of $4,000
  including interest at 6.5%; collateralized
  by land and building with a net book value
  of $572,000 at November 30, 1995.                      224,000       247,000

Note payable to bank; monthly principal
  payments of $24,000 including interest
  at 9%; collateralized by computer
  equipment with a net book value of
  $640,000 at November 30, 1995.                         236,000       425,000

Note payable to bank; monthly payment of $8,000
  plus interest at prime plus 1%; collateralized
  by machinery and equipment with a net book
  value of $419,000 at November 30, 1995.                 75,000       143,000

Note payable to bank; monthly payment of
  $2,000 plus interest at prime plus 1%;
  collateralized by land and buildings
  with a net book value of $232,000.                     123,000       146,000

Other                                                     47,000        32,000
                                                      ----------    ----------

                                                       4,068,000     5,031,000
Less current portion                                   1,314,000     1,314,000
                                                      ----------    ----------
                                                      $2,754,000    $3,717,000
                                                      ==========    ==========

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE D - RELATED PARTY TRANSACTIONS

There were no sales to unconsolidated affiliates for the nine months ended November 30, 1995. Sales to unconsolidated affiliates were $202,000 for the nine months ended November 30, 1994.

                                     PART I


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations
---------------------

 The following table sets forth, for the nine months and three months ended November 30, 1995 and 1994, the percentages which selected items in the Statements of Income bear to total revenues:

                                  Fiscal Quarter         Nine Months
                                Ended November 30,    Ended November 30,
                                 1995       1994       1995       1994
                               ---------  ---------  ---------  ---------
Sales
 CRT and components                52.3%      45.9%      49.6%      45.3%
 Wholesale electronic parts        47.7       54.1       50.4       54.7
                                  -----      -----      -----      -----
                                  100.0%     100.0%     100.0%     100.0%
                                  -----      -----      -----      -----
Cost and expenses
 Cost of goods sold                59.8       67.1       61.7       65.7
 Selling and delivery               9.4        9.7        9.6        9.1
 General and administrative        20.2       21.6       19.4       20.7
                                  -----      -----      -----      -----
                                   89.4       98.4       90.7       95.5

Income from Operations             10.6        1.6        9.3        4.5
Interest expense                   (2.3)      (1.6)      (2.4)      (2.2)
Other income (expense)             (3.5)       0.2       (1.4)       0.1
                                  -----      -----      -----      -----

Income before income taxes          4.8        0.2        5.5        2.4
Provision for income taxes          2.0        0.2        1.9        0.9
                                  -----      -----      -----      -----

Net income                          2.8%       0.0%       3.6%       1.5%
                                  =====      =====      =====      =====


Net Sales
---------

     Consolidated net sales increased by $1,196,308 or 10.5% for the three months ended November 30, 1995 as compared to the same period one year ago and by $1,151,000 or 10% as compared to the second quarter of fiscal year 1996. Consolidated net sales for the nine months ended November 30, 1995 were flat compared to the nine months ended November 30, 1994.

     The CRT division was recently awarded a two year production contract from Hitachi Electronic Devices USA, Inc. of Greenville, SC. The contract, which specifies minimum shipment requirements of $335,000 monthly, will be performed by the Company's cathode ray tube facility in Monterrey, Mexico, and is expected to achieve full production levels on the contract during the first quarter of the Company's next fiscal year.

     The wholesale consumer electronic parts division year to date sales decreased $1,575,273 or 8.0% compared to the same period a year ago. This decline is caused by certain consumer product manufacturers bypassing standard distribution channels by selling parts direct. As an offset to this decline, the wholesale parts division reported an increase in sales of $1,254,000 of the fire and safety equipment product line which was introduced in the middle of the first quarter of fiscal 1995.


Gross Margins
-------------

     Consolidated gross profit margins as a percentage of sales improved from 34.3% to 38.3% for the nine months ended November 30, 1995. The increase in gross margins is largely attributed to the CRT division's change of product in the Mexican facility from CRTs primarily manufactured using new glass to CRTs using recycled glass. The gross margins at the Mexican facility alone changed from 21% to 40%.

Operating Expenses
------------------

     Operating expenses have declined $267,000 or 2.5% from one year ago. Operating expenses as a percentage of sales has declined .7% during the same period. The Company continues to seek ways to reduce it operating expenses in response to lower sales.

Interest Expense
----------------

     Interest expense increased $76,000 to $854,000 for the nine months ended November 30, 1995. The Company has derived a $121,000 benefit during the nine months ended November 30, 1995 as compared to a $67,000 benefit during the same period a year ago from the interest rate swap agreements discussed in the notes to the financial statements of the Company's Form 10-K. The Company is at risk with the CAP buyer for the difference in prime rate in excess of 8% on $7,500,000 from December 1, 1995 through May 15, 1996.

Income Taxes
------------

     The Company's effective tax rate for the first nine months of fiscal 1996 is 34.2% compared to 36.0% a year ago. The reduction in the rate is attributed to the increased earnings reported by the Company's foreign subsidiaries. There is a tax loss carry forward applicable to the foreign earnings.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital was $11,991,000 at November 30, 1995 and $10,713,000 at February 28, 1995.

     On August 31, 1995 the Company renewed its $10,000,000 revolving credit note with a bank through January 15, 1996. The Company is not anticipating any problems negotiating its debt renewal.

     The Company continues to bid on sales contracts for additional revenues which could significantly increase its requirements for working capital. It is the Company's intent to finance its short term capital requirements through its existing bank borrowing relationships; however, longer term sources of more permanent capital may be required if certain larger contracts are awarded to the Company.

                                    PART II


Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         None.


Item 3.  Defaults upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's 1995 Annual Meeting of Shareholders was held on August 18, 1995. The only matter presented to the Security Holders was the election of directors which was approved by a majority vote.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (11) - Statements re:  computation of earnings per-share.

         The Company did not file any reports on Form 8-K during the nine months ended November 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                  VIDEO DISPLAY CORPORATION


January 12, 1996             By:  /s/ Ronald D. Ordway
                                  --------------------------
                                  Ronald D. Ordway
                                  Chief Executive Officer



                             By:  /s/ Carol D. Franklin
                                  --------------------------
                                  Carol D. Franklin
                                  Secretary and Controller