Form 10-K
period 1996-02-29
VIDEO DISPLAY CORP
filed 1996-06-04
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20552

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission file number
FEBRUARY 29, 1996                                              0-13394
                           VIDEO DISPLAY CORPORATION
             (Exact name of registrant as specified in its charter)

GEORGIA                                                       58-1217564
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

              1868 TUCKER INDUSTRIAL DRIVE, TUCKER, GEORGIA  30084
             (address of principal executive offices and zip code)

Registrant's telephone number, including area code:           (770) 938-2080

Securities Registered Pursuant to Section 12(b) of the Act:    NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                                                      Name of each exchange
Title of each class                                    of which registered

COMMON STOCK (NO PAR VALUE)                                 NASDAQ/NMS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant at May 15, 1996 is $12,237,658.

The number of shares outstanding of the registrant's Common Stock as of May 15, 1996 is 3,907,413.

                   DOCUMENTS INCORPORATED BY REFERENCE HEREIN

Certain exhibits which were filed with the Securities and Exchange Commission as part of the registrant's Registration Statement on Form S-18 (Commission File No. 2-94626-A) are incorporated by reference into Part IV.

Portions of the proxy statement for the annual 1996 shareholders meeting are incorporated by reference into Part III.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

Video Display Corporation (the "Company") principally manufactures and distributes cathode ray tubes ("CRTs") in the worldwide replacement market for use in television sets and data display screens, including computer monitors, medical monitoring equipment, and various other data display applications. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. The Company also manufactures and distributes electron guns and associated parts which are significant components in new and recycled CRTs.

DESCRIPTION OF PRINCIPAL BUSINESS

Video Display Corporation was incorporated in the State of Connecticut in 1975, and through a tax free reorganization became a Georgia corporation in 1984. The Company began its operations as a single recycling plant in Stone Mountain, Georgia providing replacement CRTs for color and black/white television sets. Beginning in 1983, with the growth of the computer industry, the Company expanded to meet the needs of the replacement market for computer monitors and other data display screens. To accomplish this objective, the Company acquired
production equipment and customers from other smaller CRT remanufacturers.   The
Company and its plants in Louisiana, Pennsylvania, Georgia, Texas, California and Monterrey, Mexico combine to form a national CRT-OEM (original equipment manufacturer) manufacturing and distribution network with recycling capabilities. The plants in this network have over 81 years of OEM production experience.

In June 1986, the Company acquired Southwest Vacuum Devices, Inc. ("Southwest") and a majority interest in English based Griftronic Emission, Ltd. (renamed Video Display Corporation, Limited ("VDC, Ltd.") in 1991). In fiscal 1989, the Company also completed the acquisition of a substantial majority of the outstanding shares of Apex Electronics, Inc. ("Apex") of Passaic, New Jersey. These companies are involved in the manufacturing, marketing and distribution of electron guns and related hardware. The electron gun is the main component of a CRT and the acquisition of these companies gives Video Display the ability to supply virtually all of its electron gun requirements from these subsidiaries.

In May 1988, the Company acquired Fox International Ltd., Inc. ("Fox") of Cleveland, Ohio and Dallas, Texas. Fox then added locations in Chicago, Illinois, Setauket, New York and Orlando, Florida by acquiring assets and existing leases of operating distributors. Upon acquiring these locations, Fox increased the total inventory lines and implemented the Company's operating policies so that all locations of Fox operate on a similar basis. Fox is involved in the wholesale distribution of consumer electronic parts for most major U.S. and foreign electronic manufacturers.

In December 1989, the Company incorporated Vanco International, Inc. ("Vanco"). Subsequent to that date, Vanco International, Inc. purchased substantially all the assets and assumed the liabilities of Vanco, Inc. Vanco is primarily engaged in the wholesale distribution of consumer electronic products and accessories.

In November 1991, the Company formed Video Electronics, S.A. de C.V. ("Video Electronics"), a wholly owned subsidiary. Video Electronics subsequently leased equipment and manufacturing space in Monterrey, Mexico and began production of CRTs. The subsidiary's primary focus is in manufacturing certain monochrome CRT types for distribution to the U.S. market. In fiscal 1993, the subsidiary obtained the CSA (Canadian Standards Association) and UL (Underwriters Laboratory) safety approvals for its recycled products.

Video Display Corporation continues to investigate opportunities to expand the products offered in the replacement market. This expansion will be achieved by adding new products to its inventory or by acquiring existing companies which enhance the Company's position in the electronic replacement market. Research and development primarily consists of establishing the interchangeability of products from various manufacturers and when advantageous, manufacturing products to replace original electronic parts.

INDUSTRY SEGMENTS

This information is provided in the notes to consolidated financial statements,
Note 8, Page F-39.

PRODUCTS

CATHODE RAY TUBES ("CRTS")

Since its organization in 1975, Video Display Corporation has been engaged in the recycling of CRTs, and the distribution of both recycled CRTs and new CRTs, primarily in the replacement market, for use in television sets and data display screens, including computer terminal monitors, medical monitoring equipment and various other data display applications. The Company currently markets CRTs in over 3,000 types and sizes.

The Company's recycling CRT operations are conducted at its facility near Atlanta, Georgia, and at facilities located in: White Mills, Pennsylvania (Chroma); Bossier City, Louisiana (Novatron), Monterrey, Mexico (Video Electronics), Commerce, California (Dunbar) and Dallas, Texas (Magna View). At each facility, the Company acquires, primarily from its customers, used CRTs and recycles them to meet original specifications.

The recycling process for monochrome CRTs involves the cleaning and reconditioning of the glass tubes and the insertion of new electronic components, which are purchased from original equipment manufacturers and the Company's electron gun subsidiary. The Company's Atlanta and Monterrey, Mexico facilities also assemble monochrome CRTs using new glass bulbs obtained from suppliers in standard sizes where customer requirements warrant the higher cost of new glass. The recycling of color CRTs involves the insertion of new electronic components, while leaving the original display screen intact. All CRTs manufactured by the Company are tested for quality in accordance with standards approved by Underwriter's Laboratories, Inc. and shipped to customers or warehoused to meet future customer demand. The Company provides one-year limited warranties on its computer and other data display CRTs and two-year limited warranties on its color television components. Management believes that the Company is the largest recycler of CRTs in the domestic replacement markets for both television and data display uses.

The Company also distributes new CRTs and other electronic tubes purchased from original manufacturers, both domestic and international. Some of these manufacturers offer large quantities of overstocked original manufactured tubes from time to time. The Company acquires these tubes when the existing replacement market demonstrates adequate future demand and the purchase price allows a reasonable profit for the risk. However, these purchased inventories sometimes do not turn as quickly as other inventories. In fiscal 1996, distribution of new CRTs purchased from domestic and foreign manufacturers accounted for approximately sixty-five percent (65%) of the Company's data display CRT sales. Although the Company will continue to source CRTs from these manufacturers, it believes that as the demand for data display CRTs increases, the environmental concerns and the cost benefits of recycling will result in an increasing percentage of the Company's sales from recycled CRTs.

The Company markets its products through approximately 250 independent wholesale electronics distributors located throughout the U. S. and sells directly to original equipment manufacturers and their service organizations. The Company also supplies, under private-brand labeling, many of the replacement tubes marketed by several national brand name television set manufacturers.

In late fiscal 1996, the Company obtained a contract from a prime contractor with the United States government to provide CRT's for the AWACS military aircraft. The Company expects revenues of approximately $1.5 million over the next three years. Also, subsequent to February 29, 1996, the Company announced its intentions to acquire Teltron Technologies, Inc. ("TTI") which will expand its CRT division revenues with the U. S. government.

In addition to factors affecting the overall market for such products, the Company's sales volumes in both the color television and the data display CRT replacement markets are dependent upon the Company's ability to provide prompt response to customers' orders, while maintaining quality control and competitive pricing. While the Company's manufacturing activities are scheduled primarily around orders received, it also manufactures a wide variety of CRTs for inventory in anticipation of customer demand.

During fiscal 1996, the Company's sales of recycled and new CRTs for computer monitors, as well as medical monitoring, surveillance equipment, and other data display uses, remained relatively flat in both unit and dollar volume. In fiscal 1994 and 1995, unit and dollar sales had declined slightly. The Company anticipates that this trend will show a positive reversal in fiscal 1997. Because management believes the data display CRT replacement market has greater growth potential than the color television tube replacement market, the Company has placed increased emphasis on its marketing and manufacturing efforts in serving the data display market.

Although the total market for recycled color television tubes had declined over the past several years, 1996 saw a reversal in that trend due to increases in export sales of television grade tubes and to the previously forecasted increase in demand for large size direct view color tubes in domestic shipments. This increase, which is expected to continue, is directly relational to the number of larger and more expensive new television sets distributed by OEM's, which has shown dramatic increases during the past 5 years. Management believes that its market share will remain strong in future periods if the major OEM's continue to focus their marketing and manufacturing efforts toward new television sales and away from the replacement markets. Management believes that consumers will be more likely to replace these tubes than buy new televisions.

ELECTRON GUNS AND COMPONENTS

The Company acquired Southwest Vacuum Devices, Inc. (Tucson, Arizona) and a majority ownership of Griftronic Emission, Ltd. (Warwickshire, England) during fiscal 1987. In 1989, the Company acquired the assets of Cliftronics, Inc., Vega Tronic, L.P., and a majority of the stock of Apex Electronics, Inc. (Passaic, New Jersey). Cliftronics and Vega Tronic assets and production were moved to Tucson and the locations were closed. The Company later acquired 40% of Glowtronics PLC (Mysore, India) which was sold in February 1995 and 48% of Electrocanones de Mexico (Mexico City, Mexico) which was shut down in fiscal year 1994.

The manufacture of an electron gun requires an assembly of small metal and ceramic parts in a glass housing. The process is highly labor intensive. While the particular electron guns being sold are of the Company's own design, most are replacements for electron guns previously designed for original equipment CRTs used in television sets and computer monitors. Therefore, the total amount of money expended for research and development is not significant and is not segregated in the consolidated financial statements, but is instead included in cost of sales. Raw materials consist of glass and metal stamped parts.

The Company, through its electron gun division, primarily markets electron gun component parts to OEM companies who manufacture high resolution and specialty tubes for unique applications. The major production electron gun output of this division is consumed internally among the Company's own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $660,000 and $609,000 at cost in fiscal 1996 and 1995, respectively.

Electron gun sales are historically dependent upon the demand of the television CRT remanufacturers in the U.S. and internationally. The decline in sales over the last several years has reflected the reduced demand of the U.S. television CRT remanufacturers, as consumers in the U.S. have elected to purchase new
televisions instead of replacing the CRT in the old one.   Due to this decline,
the Company elected to discontinue direct marketing of television grade electron guns to remanufacturers during fiscal 1996. The Company continues to seek alternative growth oriented markets to fully utilize its electron gun and component assembly facilities.


ELECTRONIC PARTS

Fox International Ltd., Inc. ("Fox") distributes consumer electronic parts of most major consumer electronics manufacturers, both foreign and domestic. Fox resells these products to retail electronic repair facilities, third party contractual repair shops and directly to consumers. In its relationship with consumer electronic manufacturers, Fox receives the right, frequently exclusive, to ship parts to authorized dealers. Many of the manufacturers also direct inquiries for replacement parts to Fox. Each manufacturer requires a distributor to stock its most popular parts and monitors the order fill ratio to insure that their customers have access to sufficient replacement parts. Fox maintains very high fill ratios in order to secure favored distributor status from the manufacturers. This requires a significant investment in inventories.

The Company also imports, packages and distributes consumer electronic accessories for mobile and home audio, video, telephone, CB radio and general electronic usage through Vanco International, Inc. ("Vanco") of Chicago, Illinois. Approximately 95% of the product is purchased in bulk from various vendors in the Orient and repackaged in Vanco's warehouse for distribution.

The Company primarily markets its products to retail electronic repair facilities, third party contractual repair shops and directly to the consumer. Many of the Company's customers are referred by the manufacturers. The Company also publishes a catalog which is primarily aimed at the small shop owner and the personal consumer. Some of the Company's products are resold by other distributors of electronic parts under the Vanco and Marmac product names.

RESEARCH AND DEVELOPMENT

The objective of the Company's research and development activities is to increase efficiency and quality in its manufacturing and assembly operations and to enhance its products by implementing new developments in cathode ray and electron optic technology. However, since the Company is essentially a recycler and assembler of CRTs already in the marketplace, it has not incurred significant costs for basic research or new product development. Research costs are, therefore, not segregated as a separate item but are included in the consolidated financial statements as a part of costs of goods sold.

EMPLOYEES

As of February 29, 1996, the Company employed a total of 476 persons on a full time basis. Of these, 81 are employed in executive, administrative, and clerical positions, 124 are employed in sales and distribution, and 271 are employed in manufacturing operations. Of the Company's 476 employees, 124 are employed at the Company's Mexican subsidiary. None of the employees are represented by a union, and the Company believes its employee relations to be satisfactory.

COMPETITION

Although the Company believes that it is the largest domestic recycler and distributor of recycled CRTs in the United States CRT replacement markets, it competes with other CRT manufacturers, as well as OEM's, many of which have greater financial resources than the Company. The Company is the only firm that offers complete service in replacement markets with its manufacturing and recycling capabilities. As a wholesale distributor of original equipment purchased from other manufacturers, the Company also competes with numerous other distributors, as well as the manufacturers' own distribution centers, many of which are larger and have substantially greater financial resources than the Company. The Company's ability to compete effectively in its market is dependent upon its continued ability to respond promptly to customer orders and to offer competitive pricing. The Company expects that competition may increase, especially in the computer and other display replacement markets, should domestic and foreign competitors expand their presence in the domestic replacement markets.

Compared to domestic manufacturing prices on new CRTs, the Company's prices are competitive due to lower manufacturing costs associated with recycling the glass portion of previously used tubes which the Company obtains from customers and others at a fraction of the cost of new glass. The Company has, to date, been able to maintain competitive pricing with respect to imported CRTs because, generally, the CRT replacement market is characterized by customers requiring a variety of types of CRTs in quantities not sufficiently large enough to absorb the additional transportation costs incurred by foreign CRT manufacturers.

The Company believes it has a competitive advantage in providing CRT's to the U.S. government through its subsequent acquisition of TTI, as this operation has over thirty years experience in providing reliable products and services to the U.S. government.

The Company's competition in the consumer electronics parts segment comes primarily from other parts distributors. Many of these distributors are smaller than the Company but a few are of equal or greater sales size. Prices for major manufacturers' products can be directly affected by the manufacturers' suggested resale price. The Company feels that its service to customers and warehousing and shipping organization give it a competitive advantage. Growth is expected in the product lines as the Company utilizes its advantages of offering a complete inventory of parts and service to all of its different customer groups.

ITEM 2.   PROPERTIES

The Company leases its corporate headquarters at 1868 Tucker Industrial Drive in Tucker, Georgia (within the Atlanta metropolitan area) and occupies approximately 10,000 square feet of the total 59,000 square feet at this location. The remainder is utilized as warehouse facilities. This location as well as several others are leased from related parties at or below current market rates. See "Item 13 - Certain Relationships and Related Transactions".

The following table details manufacturing, warehouse, and administrative facilities:

         Location                     Square Feet     Net Lease Expires
- ------------------------------------  -----------     -----------------

CRT and Electron Gun Manufacturing
 and Warehouse Facilities
- ------------------------------------

Tucker, Georgia                            59,000      October 31, 1998
Stone Mountain, Georgia                    51,000      February 29, 2000
Stone Mountain, Georgia                    45,000      December 31, 1996
Tucker, Georgia                            40,000      January 2,  2006
White Mills, Pennsylvania                 110,000      Company Owned
Bossier City, Louisiana                    26,000      Company Owned
Tucson, Arizona                            24,000      May 31, 1996
Passaic, New Jersey                        15,000      October 30, 1995
Commerce, California                       14,000      March 31, 1997
Dallas, Texas                              24,000      January 31, 2000
Monterry, Mexico                          129,000      November 14, 1996
Warwickshire, England                       4,300      March 1, 2005


Wholesale Electronic Parts Distribution
- ---------------------------------------

Solon, Ohio                                19,000      November 30, 1998
Bedford Heights, Ohio                      60,000      Company Owned
Richardson, Texas                          10,000      May 31, 1997
Chicago, Illinois                          10,000      Month to Month
Waukegan, Illinois                         25,000      December 30, 2000
Setauket, New York                         13,000      June 30, 1999


ITEM 3.   LEGAL PROCEEDINGS

The Company is not presently party to any litigation other than ordinary litigation incidental to its business.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended February 29, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the over-the-counter market under the symbol VIDE.

The following table shows the range of prices for the Company's common stock as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") for each quarterly period beginning on March 1, 1994.

                                       FOR FISCAL YEARS ENDED
                              ------------------------------------------
                                FEBRUARY 29, 1996   FEBRUARY 28, 1995
                              ------------------------------------------
 QUARTER ENDED                     HIGH    LOW         HIGH     LOW
                              ------------------------------------------
May                               $2.750  $1.625      $3.5 00  $2.000
August                             6.375   1.875        3.500   2.125
November                           6.250   3.000        3.131   2.000
February                           4.625   2.500        2.625   1.625


There were approximately 693 holders of record of the Company's common stock as of May 16, 1996.

The Company has issued options to purchase shares of its common stock. For more specific information concerning the outstanding options, see "Item 11 - Executive Compensation" and the notes to the consolidated financial statements.

The Company has not paid dividends in the past. Payment of dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors which the Board of Directors may deem appropriate. The Company is restricted by certain loan agreements regarding the payout of dividends.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data with respect to the Company's last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein:

                                            FOR FISCAL YEARS ENDED
                            ------------------------------------------------------------
                              FEB. 29,    FEB. 28,     FEB. 28,     FEB. 28,     FEB. 29,
                                1996        1995        1994         1993          1992
                            ------------------------------------------------------------
                                    (In Thousands, Except Per Share Data)


STATEMENT OF OPERATIONS
 DATA
Net sales                    $ 48,112     $ 48,440     $ 53,067    $ 61,017     $ 54,509
Operating profit                3,704        1,227        1,631       1,977        4,139
Net income (loss)               1,779           10          503        (796)       1,688
Net income (loss) per
 common share                $   0.45     $   0.00     $   0.12    $   (.19)    $   0.41
                             ===========================================================
Weighted average number of
 common and common
 equivalent shares
 outstanding                    3,968        4,129        4,134       4,120        4,121

BALANCE SHEET DATA
Total assets                 $ 34,419     $ 34,161     $ 38,026    $ 40,677     $ 41,344
Working capital                11,996       10,713       18,864      21,351       21,755
Long-term obligations (a)       2,340        3,717       11,129      15,156       16,252

(a)  Includes convertible debentures of $420,000 in fiscal 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, the percentages which selected items in the Statements of Income bear to total revenues:

                                         1996                1995               1994
                                     -------------------------------------------------------
                                             (in thousands, except percentages)

                                       Amount     %       Amount     %         Amount  %

Sales:
CRT's segment
   Data display CRTs                  $14,121    29.3%  $14,387   29.7%     $14,328   27.0%
   Television CRTs                      8,253    17.2     6,200   12.8        6,527   12.3
   Electron guns                        1,536     3.2     1,805    3.8        3,558    6.7
Wholesale distribution segment
   Consumer electronic parts           24,202    50.3    26,048   53.7       28,654   54.0
                                     ------------------------------------------------------
                                      $48,112   100.0%  $48,440   100.0%    $53,067  100.0%
                                     ======================================================
Costs and expenses:
Cost of goods sold                    $30,227    62.8%  $32,686    67.5%    $35,525   66.9%
Selling and delivery                    4,614     9.6     4,765     9.8       5,013    9.4
General and administrative              9,567    19.9     9,762    20.2      10,898   20.6
                                     -------------------------------------------------------
                                       44,408    92.3%   47,213    97.5%     51,436   96.9%
                                     -------------------------------------------------------
Income from operations                  3,704     7.7%    1,227     2.5%      1,631    3.1%

Interest expense, net                  (1,144)   (2.4)   (1,124)   (2.3)     (1,043)  (2.0)
Other income (expense)                    145      .3       (89)    (.2)        234     .4
                                     -------------------------------------------------------
Income before income taxes              2,705     5.6        14     0.0         822    1.5
Provision for income taxes                926     1.9         4      .0         319     .6
                                     -------------------------------------------------------
Net income                            $ 1,779     3.7%     $ 10     0.0%    $   503     .9%
                                     =======================================================

FISCAL 1996 COMPARED TO FISCAL 1995

NET SALES

Consolidated net sales in fiscal 1996 remained relatively flat as compared to fiscal 1995. Fiscal 1996 CRT sales increased 6.7% or $1,518,000 compared to the same period a year ago. The consumer electronic parts distribution division had an offsetting decline of 7.0% or $1,846,000 in fiscal 1996 as compared to fiscal 1995.

The CRT division revenue increases included a 1.8% or $266,000 decline in the display grade CRT sales, a 33.1% or $2,053,000 increase in the television grade CRT sales, and a 14.9% or $269,000 decline in electron gun sales. The display grade CRT sales were relatively flat in both unit and volume. The Company expects this display grade trend to positively reverse in fiscal 1997.

The increase in the television grade CRT sales is attributed to greater export sales, larger domestic demand for large size color tubes and revenue from businesses acquired during late fiscal 1995. The increase, as previously forecasted, is expected to continue into fiscal 1997.

The CRT division revenues are anticipated to increase as much as 15% directly related to the announced acquisition subsequent to February 29, 1996 of Teltron Technologies, Inc. Teltron has been a supplier of high quality image tubes primarily to the U.S. Government.

The consumer electronics parts division decline in revenues included declines of approximately $3,053,000 attributed to certain consumer product manufacturers selling parts directly to consumers, a trend which began in fiscal 1995. To counteract this decline in revenues, the Company has established a fire and safety product line which has produced revenues of $2,460,000 in fiscal 1996. The Company expects to reclaim some accounts as manufacturers return to tried and proven cost effective methods of parts distribution.

GROSS MARGINS

Consolidated gross profit margins increased to 37.2% from 32.5% a year ago. Included in the prior year margins were adjustments, for obsolescence and other physical adjustments which decreased margins by 2.2%. Excluding these adjustments, the 2.5% increase in the current year is attributed to several factors. In the display grade CRTs, there was a shift in product mix from tubes manufactured using new glass with lower margins to tubes manufactured using recycled glass with higher margins. In the television grade tubes, there were increases in margins due to an impact of significant bulk tube purchases at reduced prices and increased sales of higher margin, large size color tubes. In the consumer electronics parts division, a few high volume low margin accounts were replaced with low volume high margin accounts.


OPERATING EXPENSES

Operating expenses declined $346,000 or 2% compared to a year ago. Included in the overall decline were increases to operating expenses of $406,000 for two locations acquired on February 16, 1995 in conjunction with the settlement of litigation last fiscal year. Overall, the Company had declines in professional fees of $370,000 due to the settlement and to the change of accounting firms in fiscal year 1995 that were effected in the current year. Other declines occurred due to the successful implementation of cost containment measures by the Company.

The Company continues to seek ways to reduce operating expenses.

INTEREST EXPENSE

Interest expense increased $20,000 in fiscal 1996 due to the higher interest rates incurred during the current year. Borrowings declined from $14,719,000 at February 28, 1995 to $13,030,000 at February 29,1996. Borrowings under the Company's revolver varied from a high during the year of $9,951,000 to a low of $8,934,000.

The Company entered into two interest rate swap agreements with a bank which effectively fixes the Company's interest rate at 6.25% on $7,500,000 of outstanding borrowings, adjusted upward for the excess of prime over 8%, if any. The Company recorded a net benefit of $124,000 in fiscal 1996 on these agreements. These agreements expire during May 1996.

INCOME TAXES

The Company's effective tax rate for fiscal 1996 was 34.2% compared to 28.6% in fiscal 1995. See Note 7 of the consolidated financial statements for a table indicating the items affecting the effective tax rate.

FOREIGN CURRENCIES

The Company recorded a $166,000 decrease to shareholders' equity in 1996 for foreign currency translation adjustments related primarily to the Company's Mexican subsidiary and the effects on its financial statements calculated using the Mexican peso as its functional currency. The Company's Mexican subsidiary deals almost exclusively with the Company and had on its books a substantial payable to the parent company that is essentially long term investment in nature. The translation adjustment occurred due to the devaluation of the exchange rate for the Mexican peso from approximately N$5.94 to N$7.69. The Company is monitoring the Mexican inflation rate to determine if it should be considered highly inflationary which would require the functional currency to be converted to US dollars and result in future currency translation gains or losses to be reflected in the statement of operations. At this time, the current indicators do not meet the technical definition of a highly inflationary economy.

FISCAL 1995 COMPARED TO FISCAL 1994

NET SALES

Consolidated net sales in fiscal 1995 decreased by $4,627,000 or 8.7% versus fiscal 1994. Both the CRT division and the electronic parts distribution division contributed to the decline in sales in approximately equal percentages overall.

The consumer electronics division revenues decreased by $2,606,000 or 9.1% in total. The consumer electronics parts industry experienced declining sale trends in 1994 that continued throughout fiscal 1995. The effect of the market softness contributed to reduced sales levels as did the loss of $1,750,000 in revenues caused by certain consumer product manufacturers selling parts directly to consumers. The decisions by such OEMs to circumvent their standard distribution channels varies from year to year as their management constantly seek new methods to reduce expenses.

The CRT and electron gun division revenues decreased by $2,021,000 or 8.3% in total. Contributing to the decrease was a reduction in sales of television grade CRTs of 5.0%, a decrease in electron gun sales of 49.2% and a .1% increase
in display grade CRT sales.   The restructuring of the electron gun division to
redirect the focus of the Company's sales efforts generated the sales reduction at that facility. The primary purpose of this operation is currently to manufacture electron guns for the Company's in house use plus certain contract manufacturing purposes.

Sales of $14,387,000 in the data display CRT division were slightly improved versus the $14,328,000 in fiscal 1994. The primary cause of the increase was due to heightened sales efforts in European markets.

GROSS MARGINS

Consolidated gross profit margins decreased slightly from 33.1% to 32.5%. Reflected in cost of sales were fourth quarter adjustments to reduce the value of obsolete inventory in the data display division as well as other physical inventory adjustments reflected during the relocation of the New York location of the consumer electronic parts division. These adjustments reduced gross profit margins 2.2%.

OPERATING EXPENSES

 Operating expenses decreased $1,384,000 or 8.7% from fiscal 1994. The CRT division reflected a 23.5% reduction from fiscal 1994 and the consumer electronics division remained constant.

Included in the reduction of the CRT division expenses is a $541,000 decrease in professional fees related to legal services. Fiscal 1996 should reflect an additional reduction of professional fees. Additionally, a decrease of $146,000 is reflected in fiscal 1995 resulting from the closing and consolidation of the Van Nuys, CA facility into other Company facilities in November 1994.

The electron gun division operating expenses declined $190,000 largely as a result of the restructuring of the electron gun division which began in fiscal 1993.

The consumer electronic parts division's operating expenses reflected a net decline of $45,000. Increases to operating expenses during fiscal 1995 included approximately $251,000 for catalogue and mailing expenses related to the new fire and safety product line. During fiscal 1996 the number of catalogues produced for this product line will be reduced. Additionally approximately $166,000 of legal expenses were incurred during fiscal 1995 including a settlement fee incurred regarding litigation over an employment contract. Other expenses in the consumer electronic parts division were reduced in conjunction with the centralization of the order and shipping departments. The New York location went on-line with the division headquarters in October 1994 and accordingly additional reductions in operating expenses are anticipated in fiscal 1996.

The Company continues to seek ways to reduce operating expenses in response to the lower sales.

INTEREST EXPENSE

Interest expense increased $81,000 in fiscal 1995 due to the higher interest rates incurred during the current year.

The Company entered into two interest rate swap agreements with a bank which effectively fixes the Company's interest rate at 6.25% on $7,500,000 of outstanding borrowings, adjusted upward for the excess of prime over 8%, if any. The Company recorded a net benefit of $86,000 in fiscal 1995 on these agreements. These agreements expire during May 1996.

INCOME TAXES

The Company's effective tax rate for fiscal 1995 was 28.6% compared to 38.8% in fiscal 1994. See Note 7 of the consolidated financial statements for a table indicating the items affecting the effective tax rate.

FOREIGN CURRENCIES

The Company recorded a $931,000 reduction to shareholders' equity for foreign currency translation adjustments related primarily to the substantial devaluation of the Mexican peso during the fourth quarter of fiscal 1995. The translation adjustment occurred when the exchange rate for the Mexico pesos was devalued from approximately N$3.5 (pesos) per US$ to N$5.94. The Company's Mexican subsidiary deals almost exclusively with the Company and had on its books a substantial payable to the parent company that is essentially long term in nature.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $11,996,000 and $10,713,000 at February 29, 1996 and February 28, 1995, respectively. The increase in working capital is attributed to cash provided from operations of $2,625,000. Cash from operations increased by $2,151,000 over 1995. This is a direct reflection of the $1,779,000 in earnings reported for fiscal 1996. Cash provided from operations was $474,000 in fiscal 1995.

In August 1994, the Company entered into a new loan agreement with a bank that provided a $4,000,000 five year term loan and a one year $10,000,000 revolving line of credit. The revolver has been renewed through August 31, 1996 and the Company will be required to seek renewal of this facility in fiscal 1997. The Company does not anticipate problems in the renegotiation of the debt. As in the prior year the Company is negotiating or bidding on sales contracts for additional revenues which could impact its working capital requirements. The intent is to finance short term requirements through existing bank borrowing relationships; however, longer term sources of more permanent capital may be required if certain larger contracts are awarded to the Company.

During the first quarter of fiscal 1997, the Company relocated its electron gun facility from Tucson, AZ to Tucker, Georgia. The impact to consolidated sales during the transition time is expected to be minimal. Cash outlay for the relocation, the majority of which are capital improvements to an existing leased facility in Tucker, Georgia, are estimated to be $250,000. All other capital expenditures for fiscal 1997 are anticipated to be insignificant.

SUBSEQUENT BUSINESS ACQUISITION

Subsequent to year end, the Company announced that it exercised its option to purchase 100% of the outstanding common stock of TTI. TTI was fully owned by the Company's CEO and principal shareholder. It is anticipated that the Company will acquire the net assets of TTI for a total purchase price of $962,497, consisting of $62,497 in cash and $900,000 in a demand note payable. The transaction will be accounted for by the purchase method of accounting.

MANAGEMENT ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles necessitates the use of management estimates. Management has estimated reserves for inventory obsolescence and uncollectible accounts receivable based upon historical and developing trends, aging of items, and other information it deems pertinent to estimate collectibility and realizability. It is possible that these reserves will change within a year, and the effect of the change could be material to the Company's consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes financial and reporting standards for stock-based employee compensation plans. The Company intends to adopt this statement during its year ending February 28, 1997. Other than additional disclosures in the financial statements regarding stock options granted pursuant to the Company's Incentive Stock Option Plan, this statement will not have an effect on the Company's consolidated financial statements. The Company does not intend to adopt the expense recognition provision of SFAS 123.

Impairment of Long-Lived Assets: The Financial Accounting Standards Board has issued a Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company intends to adopt this statement during the year ending February 28, 1997. Management does not believe this statement will have a material impact on the Company's consolidated financial statements during the year ending February 28, 1997.

IMPACT OF INFLATION

Inflation has not had a material effect on the Company's results of operations to date except for that discussed in the foreign currency section above.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON FINANCIAL AND ACCOUNTING DISCLOSURES

The Audit Committee of the Company approved and recommended to the Board of Directors and the Board of Directors approved that the firm of BDO Seidman, LLP be selected as the Company's independent auditors for the fiscal year ending February 28, 1995. The firm of Ernst & Young LLP (Ernst & Young) served as the Company's independent auditors for the fiscal year ended February 28, 1994 and served during the interim period of March 1, 1994 to January 20, 1995, the date of dismissal.

For the fiscal year ended February 28, 1994, Ernst & Young issued a qualified opinion regarding the valuation of certain receivables and investments reflected in the Company's financial statements. The Company was involved in litigation relating to its investment in Summit Organization Ltd., Inc. (Summit) and a proposed transaction with Global Products, Inc. (Global), a wholly owned subsidiary of Summit. The Company had not reduced its carrying value of its investment in Summit nor the amount shown as a receivable from Global resulting from excess assets obtained by Global as a result of an interim asset distribution ordered by the Court. In Ernst & Young's opinion, the realizable value of the assets had been significantly reduced due to the dispute involving the Company's ownership interest, inability to obtain financial information, and the continued litigation with respect to these matters and certain adjustments should have been made to the Company's financial statements. Ernst & Young's opinion on the 1994 financial statements was also modified for an uncertainty related to litigation.

The Company believes there were no disagreements with Ernst & Young within the meaning of Instruction 4 of Item 304 of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Company's financial statements for the fiscal year ended February 28, 1994 or for any subsequent interim period, except for the item discussed above. The audit committee met with Ernst & Young and discussed the difference of opinion. The Company authorized Ernst & Young to respond fully to the inquiries of BDO Seidman, LLP concerning the above disagreement.

Ernst & Young advised the Company of two reportable conditions which represent material weaknesses in the internal control structure. One of these is discussed above and the second relates to transactions with related parties. During fiscal 1994, the Company entered into transactions with a related party which were not supported by evidential matter on a timely basis to substantiate the Company's position that these were on terms equivalent to arms-length transactions. Ernst & Young advised the Company that as a publicly-held entity, it should fully review and consider the implications of any transaction. Ernst & Young stated that controls should be put in place to ensure that such a review is performed by a member of senior management or the Board of Directors who is independent of the transactions being reviewed and the Company should ensure that sufficient evidential matter to support the propriety of such transactions is maintained and adequately documented.

During the two most recent fiscal years there have been no other reportable events (as defined in item 304 of Regulation S-K) with the Company's auditors. The Company has not consulted with BDO Seidman, LLP regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Registrant's financial statements during the fiscal year ended February 28, 1994.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1996 fiscal year end, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1996 fiscal year end, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1996 fiscal year end, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1996 fiscal year end, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1. Financial Statements:

        The response to this portion of Item 14 is submitted as a separate section of this report.

     2. Financial Statement Schedule:

        The response to this portion of Item 14 is submitted as a separate section of this report.

(b)  Reports on Form 8-K:

        No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this Report.

(c)  Exhibits




  EXHIBIT
  NUMBER          EXHIBIT DESCRIPTION
- --------------------------------------------------------------------------------
   *3(a)          Articles of Incorporation of the Company.

   *3(b)          By-Laws of the Company.

  *10(f)          Employee Stock Option Plan. **

  *10(i)          Lease dated January 1, 1992 by and between
                    Registrant (Lessee) and Ronald D. Ordway (Lessor)
                    with respect to premises located at 4601 Lewis
                    Road, Stone Mountain, Georgia.

  *10(j)          Lease dated November 1, 1993 by and between
                    Registrant (Lessee) and Ronald D. Ordway (Lessor)
                    with respect to premises located at 1868 Tucker
                    Industrial Road, Tucker, Georgia.

   10(k)          Lease dated January 1, 1996 by and between
                    Registrant (Lessee) and Ronald D. Ordway (Lessor)
                    with respect to premises located at 4701 Granite
                    Drive, Tucker, Georgia.

   21             Subsidiary companies

* Incorporated by reference to other documents on file with the Securities and Exchange Commission which were previously filed.

** Indicates executive compensation plans and arrangements.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:                    VIDEO DISPLAY CORPORATION

  May 29, 1996           By: /s/    Ronald  D. Ordway
 --------------------        -----------------------------
                             Ronald D. Ordway
                             Chairman of the Board and
                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature - Name             Capacity              Date
    ----------------             --------              ----

/s/   Ronald D. Ordway        Chief Executive      May 29, 1996
- ------------------------
Ronald D. Ordway            Officer, & Director

/s/ A. J. Kenerleber       President & Director    May 29, 1996
- ------------------------
A. J. Kenerleber

/s/ John McQueen                 Director          May 29, 1996
- ------------------------
John McQueen

/s/ Murray Fox                   Director          May 29, 1996
- ------------------------
Murray Fox

/s/ Carleton E. Sawyer           Director          May 29, 1996
- ------------------------
Carleton E. Sawyer

/s/ Carol D. Franklin     Chief Financial Officer  May 29, 1996
- ------------------------
Carol D. Franklin

                                    CONTENTS


Report of Independent Certified Public Accountants


Consolidated Financial Statements

Consolidated Balance Sheets as of February 29, 1996 and February 28, 1995 Consolidated Statements of Income for the three years ended February 29, 1996 and February 28, 1995 and 1994
Consolidated Statements of Shareholders' Equity for the three years ended February 29, 1996 and February 28, 1995 and 1994
Consolidated Statements of Cash Flows for the three years
   ended February 29, 1996 and February 28, 1995 and 1994
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Video Display Corporation

We have audited the consolidated balance sheets of Video Display Corporation and subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 29, 1996 and February 28, 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                       BDO Seidman, LLP

Atlanta, Georgia
May 20, 1996

                         Report of Independent Auditors



Shareholders and Board of Directors
Video Display Corporation


We have audited the consolidated statements of operations, shareholders' equity and cash flows of Video Display Corporation for the year ended February 28, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we perform and plan the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company has not reduced the recorded values of its receivables from and investment in Summit Organizations Ltd. Inc. (Summit) and Global Products (Global) as of February 28, 1994 which in our opinion should be reduced in order to conform to generally accepted accounting principles. Generally accepted accounting principles require that receivables should be carried at their present cash realizable values and that investments accounted for under the cost method of accounting should be written down when there are indications that a decrease in value has occurred which is other than temporary. We believe the Company's ownership interest which is being legally disputed, inability to obtain financial information with respect to the investment and collectibility of amounts due, and continued litigation with respect to these matters indicates that the realizable value of these assets have been substantially reduced and that these reductions should be recognized in the Company's financial statements for the year ended February 28, 1994. If these amounts were recorded at a net realizable value of zero at February 28, 1994, receivables from affiliates would be decreased by $1,423,000, investments would be decreased by $817,000, deferred income tax assets would be increased by $464,000, accounts payable to affiliate would be decreased by $202,000 and retained earnings would be decreased by $1,574,000, respectively, as of February 28, 1994. Net income would be decreased by $1,574,000 and earnings per share would be decreased by $.38 per share in the accompanying consolidated statement of operations for the year then ended. Corresponding changes in the accompanying consolidated statements of shareholders equity and cash flows for the year ended would also be required.

In our opinion, based on our audit, except for the effects of not reducing the recorded value for receivables and investments as discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Video Display Corporation for the year ended February 28, 1994, in conformity with generally accepted accounting principles.



                                       Ernst & Young LLP



Atlanta, Georgia
May 27, 1994

                  Video Display Corporation and Subsidiaries

                          Consolidated Balance Sheets



                                              FEBRUARY 29,     February 28,
                                                 1996             1995
                                              ------------     ------------
ASSETS (Note 4)
Current assets:
   Cash and cash equivalents (including
    restricted cash of $72,000 and $63,000)   $ 1,057,000      $   104,000

   Accounts receivable, less allowance
    for possible losses of $139,000
    and $196,000, respectively                  5,039,000        5,537,000
   Receivables from affiliates (Note 9)           558,000          163,000
   Note receivable, net of unamortized
    discount of $36,000 and $33,000 (Note 2)      144,000          132,000
   Inventories                                 19,450,000       18,444,000
   Prepaid expenses                               276,000          373,000
   Deferred income taxes (Note 7)                 497,000          668,000
                                              -----------      -----------
Total current assets                           27,021,000       25,421,000
                                              -----------      -----------

Property, plant and equipment:
   Land                                           355,000          209,000
   Buildings                                    3,606,000        3,759,000
   Machinery and equipment                     11,862,000       11,760,000
                                              -----------      -----------
                                               15,823,000       15,728,000
   Accumulated depreciation and
    amortization                               11,307,000        9,878,000
                                              -----------      -----------
                                                4,516,000        5,850,000

Investments (Note 3)                              622,000          281,000

Note receivable, net of unamortized
 discount of $104,000 and $146,000,
 respectively, and allowance for
 possible losses of $321,000 (Note 2)             730,000          868,000

Goodwill, net of accumulated
 amortization of $727,000 and $601,000          1,369,000        1,526,000

Other assets                                      161,000          215,000
                                              -----------      -----------

Total assets                                  $34,419,000      $34,161,000
                                              ===========      ===========

See accompanying notes to consolidated financial statements.

                                              FEBRUARY 29,     February 28,
                                                  1996             1995
                                              ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loan (Note 4)                $ 9,089,000       $ 9,388,000
  Note payable to shareholder (Note 9)              220,000           300,000
  Accounts payable                                2,457,000         2,606,000
  Accrued liabilities                             1,878,000         1,100,000
  Current maturities of long-term debt
   (Note 4)                                       1,381,000         1,314,000
                                                -----------       -----------
Total current liabilities                        15,025,000        14,708,000

Long-term debt (Note 4)                           2,340,000         3,717,000
Deferred income taxes (Note 7)                      403,000           808,000
Minority interests                                  372,000           332,000
                                                -----------       -----------
Total liabilities                                18,140,000        19,565,000
                                                -----------       -----------

COMMITMENTS (Note 5)

SHAREHOLDER S' EQUITY (Note 6):
  Preferred stock, no par value - shares
   authorized  2,000,000; none issued and
   outstanding                                            -                 -

 Common stock, no par value - 10,000,000
   shares authorized; 3,907,000 and 4,075,000
   shares issued and outstanding                  3,529,000         3,821,000
  Additional paid-in capital                         81,000                 -
  Retained earnings                              13,655,000        11,876,000
  Net unrealized gain (loss) on marketable
     equity securities                              200,000           (81,000)
  Currency translation adjustments               (1,186,000)       (1,020,000)
                                                -----------       -----------
  Total shareholders' equity                     16,279,000        14,596,000
                                                -----------       -----------




Total liabilities and shareholders'
 equity                                         $34,419,000       $34,161,000
                                                ===========       ===========

See accompanying notes to consolidated financial statements.


                                              FEBRUARY 29,      February 28,     February 28,
YEAR ENDED                                        1996              1995              1994
- ----------                                    -----------      ------------      ------------
Net sales                                     $48,112,000      $ 48,440,000      $ 53,067,000

Cost of goods sold                             30,227,000        32,686,000        35,525,000
                                              -----------      ------------      ------------
Gross profit                                   17,885,000        15,754,000        17,542,000
                                              -----------      ------------      ------------

Operating expenses:
Selling and delivery                            4,614,000         4,765,000         5,013,000
General and administrative                      9,567,000         9,762,000        10,898,000
                                              -----------      ------------      ------------
                                               14,181,000        14,527,000        15,911,000
                                              -----------      ------------      ------------

Operating profit                                3,704,000         1,227,000         1,631,000
                                              -----------      ------------      ------------

Other income (expense):
Interest expense                               (1,144,000)       (1,124,000)       (1,043,000)

Loss on settlement of litigation (Note 2)               -          (182,000)                -

Gain on investments (Note 3)                       43,000            28,000           134,000
Other, net                                        135,000            69,000           100,000
                                              -----------      ------------      ------------
                                                 (966,000)       (1,209,000)         (809,000)
                                              -----------      ------------      ------------
Income before minority interest and
 income taxes                                   2,738,000            18,000           822,000

Minority interest                                  33,000             4,000                 -
                                              -----------      ------------      ------------
Income before income taxes                      2,705,000            14,000           822,000

Income taxes (Note 7)                             926,000             4,000           319,000
                                              -----------      ------------      ------------
Net income                                    $ 1,779,000      $     10,000      $    503,000
                                              ===========      ============      ============

Earnings per share of common stock                   0.45              0.00              0.12
                                              ===========      ============      ============

Weighted average shares outstanding             3,968,000         4,129,000         4,134,000
                                              ===========      ============      ============

See accompanying notes to consolidated financial statements.


                                                                         NET UNREALIZED
                                             ADDITIONAL                   GAIN (LOSS)ON       CURRENCY
                                 COMMON       PAID-IN       RETAINED       MARKETABLE        TRANSLATION    TREASURY
                                 STOCK        CAPITAL       EARNINGS    EQUITY SECURITIES    ADJUSTMENTS      STOCK
                                -----------  ----------    ---------    -----------------    -----------    ---------
Balance,  February 28, 1993     $4,312,000     $    -     $11,363,000          $       -     $  (61,000)   $(216,000)
   Issuance of 5,000 shares
    under employment contract       22,000          -               -                  -             -             -
   Purchase and retirement
    of 3,000 shares under
    employment contract            (18,000)         -               -                  -             -             -
   Currency translation
    adjustment                           -          -               -                  -        (28,000)           -
   Retirement of 40,000
    shares held in treasury       (216,000)         -               -                  -             -       216,000
   Net income for the year               -          -         503,000                  -             -
                                ----------     --------     -----------        ----------   -----------    ----------

Balance, February 28, 1994       4,100,000          -       11,866,000                 -        (89,000)           -
   Purchase and retirement of
    82,306 shares related to
    settlement of litigation
    (Note 2)                      (250,000)         -               -                  -             -             -
   Unrealized loss on
    marketable equity
    securities (Note 3)                  -          -               -            (81,000)            -             -
   Currency translation
    adjustment                           -          -               -                  -       (931,000)           -
   Purchase and retirement
    of 15,000 shares               (29,000)         -               -                  -             -             -
   Net income for the year               -          -           10,000                 -             -             -
                                ----------     --------    -----------         ----------   -----------    ----------

Balance, February 28, 1995       3,821,000          -       11,876,000           (81,000)    (1,020,000)           -
   Net unrealized gain on
    marketable equity
    securities (Note 3)                  -          -               -            281,000             -             -
   Currency translation
    adjustment                           -          -               -                  -       (166,000)           -
   Contribution of capital
    from gain realized on
    sale ofstock by officer              -       81,000             -                  -             -             -
   Purchase and retirement
    of 168,000 shares             (292,000)         -               -                  -             -             -
   Net income for the year               -          -        1,779,000                 -             -             -
                                ----------     --------    -----------          ---------    -----------   -----------

Balance, February 29, 1996      $3,529,000      $81,000    $13,655,000          $200,000    $(1,186,000)   $       -
                                ==========     ========    ===========          =========   ===========    ===========

See accompanying notes to consolidated financial statements.


                                               FEBRUARY 29,         February 28,           February 28,
Year ended                                       1996                  1995                   1994
                                              -------------         ------------           ------------
OPERATING ACTIVITIES
Net income                                   $  1,779,000           $     10,000           $    503,000
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation and amortization                1,615,000              1,590,000              1,752,000
   Amortization of discount on
     note receivable                              (39,000)                     -                      -
   Employee stock bonus and
     compensation                                       -                      -                 22,000
   Increase in allowance for doubtful
     accounts                                      47,000                 57,000                  9,000
   Deferred income taxes                         (234,000)               (38,000)              (171,000)
   Gain on sale of investments                    (43,000)               (28,000)              (134,000)
   Loss on settlement of litigation                     -                182,000                      -
   Equity in earnings of affiliates                     -                      -                (68,000)
   Changes in operating assets
     and liabilities:
     Accounts receivable                         (155,000)               379,000                318,000
     Inventories                               (1,153,000)               798,000              1,905,000
     Prepaid expenses                              90,000                (92,000)                10,000
     Accounts payable and
       accrued liabilities                        685,000             (2,392,000)              (784,000)
     Minority interests                            33,000                  8,000                      -
                                             ------------           ------------           ------------

Net cash provided by operating
   activities                                   2,625,000                474,000              3,362,000
                                             ------------           ------------           ------------

INVESTING ACTIVITIES
   Capital expenditures                          (215,000)              (515,000)              (673,000)
   Proceeds from sale of investments              141,000                161,000                 24,000
   Purchases of investments                      (162,000)                     -                (35,000)
   Other assets                                    19,000                (48,000)                13,000
   Proceeds from note receivable                  165,000                      -                      -
                                             ------------           ------------           ------------

   Net cash used by investing activities          (52,000)              (402,000)              (671,000)
                                             ------------           ------------           ------------

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows

                                            FEBRUARY 29,        February 28,    February 28,
Year ended                                      1996                1995            1994
                                           -------------        ------------    ------------

FINANCING ACTIVITIES
   Proceeds from long-term debt and
   lines of credit                             30,422,000         42,218,000      20,487,000
   Proceeds from notes payable to
   shareholders                                   200,000            140,000       1,179,000
   Payments on long-term debt and
   lines of credit                            (32,031,000)       (41,573,000)    (23,480,000)
   Payments on notes payable to
   shareholders                                  (280,000)        (1,335,000)       (624,000)
   Purchases and retirements of
   common stock                                  (292,000)           (29,000)        (18,000)
   Proceeds from capital contribution              81,000                  -               -
                                             ------------       ------------    ------------

Net cash used by financing activities          (1,900,000)          (579,000)     (2,456,000)
                                             ------------       ------------    ------------

Effect of exchange rates on cash                  280,000           (365,000)        (28,000)
                                             ------------       ------------    ------------

Net increase (decrease) in cash                   953,000           (872,000)        207,000

Cash and cash equivalents,                        104,000            976,000         769,000
   beginning of year                         ------------       ------------    ------------


Cash and cash equivalents, end of year       $  1,057,000       $    104,000    $    976,000
                                             ============       ============    ============

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Video Display Corporation (the "Company") principally manufactures and distributes cathode ray tubes ("CRTs") in the worldwide replacement market for use in television sets and data display screens, including computer monitors, medical monitoring equipment, and various other data display applications. The Company also manufactures and distributes electron guns and associated parts which are significant components in new and recycled CRTs. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. The Company's operations are principally located in the U.S; however, the Company does have subsidiary operations located in Mexico and the UK. The Mexican operations consist principally of purchasing monochrome CRTs from the Company, and recycling and selling the CRTs back to the Company.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Investments in 50% or less owned affiliated companies are accounted for on the equity method. During 1994, the Company's 50% investment in Summit Organization, Ltd. was accounted for by the cost method due to the Company's inability to obtain financial information with respect to the results of operations of that company. As discussed in Note 2, pursuant to a February 1995 settlement agreement, the Summit investment has been liquidated.

CONCENTRATIONS OF RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times such cash in banks are in excess of the FDIC insurance limit. During 1996, the Company's sales to any one customer did not exceed 10% of the total sales. Also, the Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                                1995        1994
                                            -----------  -----------
Raw materials                               $ 3,272,000  $ 3,140,000
Finished goods                               16,178,000   15,304,000
                                            -----------  -----------

                                            $19,450,000  $18,444,000
                                            ===========  ===========

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization are computed principally by the straight line method for financial reporting purposes. Depreciation expense totalled approximately $1,504,000, $1,570,000 and $1,539,000 in 1996, 1995 and 1994, respectively.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


MARKETABLE EQUITY SECURITIES AND INVESTMENTS

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), effective for fiscal years beginning after December 15, 1993. The Company adopted the new rules effective March 1, 1994.

Under SFAS 115, investments in marketable equity securities are classified as either trading securities or available-for-sale securities. For trading securities, unrealized gains or losses are recorded in the consolidated statements of income. For available-for-sale securities, unrealized gains or losses are reflected as adjustments to shareholders' equity.

GOODWILL

Goodwill is being amortized using the straight line method over periods ranging from five to thirty years.

The Company's operational policy for the assessment and measurement of any impairment in the value of excess of cost over net assets acquired which is other than temporary is to evaluate the recoverability and remaining life of its goodwill and determine whether the goodwill should be completely or partially written off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of goodwill. If the Company determines that goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated operating cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated using the exchange rate in effect at the end of the year. Revenues and expenses are translated using the average of the exchange rates in effect during the year. Translation adjustments and transaction gains and losses related to long-term intercompany transactions are accumulated as a separate component of shareholders' equity. During fiscal 1995, the Mexican peso experienced a major devaluation, resulting in a significant adjustment to the aforementioned separate component of shareholders' equity.

EARNINGS PER SHARE

The weighted average number of shares outstanding is adjusted to recognize the dilutive effect, if any, of outstanding stock options in calculating earnings per share.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


REVENUE RECOGNITION

Revenues from product sales are recognized when goods are shipped. During the year ended February 28, 1994, a customer of the electronic distribution segment (Note 8) accounted for 12% of consolidated net sales.

FINANCIAL INSTRUMENTS

The Company's financial instruments primarily consist of cash equivalents, investments, notes receivable and notes payable. Investments are recorded at fair value. Management believes the carrying values of the other financial instruments approximate fair value.

MANAGEMENT ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles necessitates the use of management estimates. Management has estimated reserves for inventory obsolescence and uncollectible accounts receivable based upon historical and developing trends, aging of items, and other information it deems pertinent to estimate collectibility and realizability. It is possible that these reserves will change within a year, and the effect of the change could be material to the Company's consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes financial and reporting standards for stock-based employee compensation plans. The Company intends to adopt this statement during its year ending February 28, 1997. Other than additional disclosures in the financial statements regarding stock options granted pursuant to the Company's Incentive Stock Option Plan, this statement will not have an effect on the Company's consolidated financial statements. The Company does not intend to adopt the expense recognition provision of SFAS 123.

Impairment of Long-Lived Assets: The Financial Accounting Standards Board has issued a Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company intends to adopt this statement during the year ending February 28, 1997. Management does not believe this statement will have a material impact on the Company's consolidated financial statements during the year ending February 28, 1997.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on account, demand deposits and short-term investments with maturities of less than three months and excludes outstanding checks which are classified as current liabilities.

RECLASSIFICATION

Certain balances have been reclassified in the 1995 consolidated financial statements to conform with the 1996 presentation.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


NOTE 2.  SETTLEMENT OF LITIGATION

The Company and Global Products, Inc. ("Global") entered into a settlement agreement ("Settlement"), effective February 16, 1995 in which both parties agreed to dismiss all litigation, claims and counter claims related to the dispute between the two parties. The settlement contained provisions whereby certain assets, previously owned by Summit Organization, Ltd. ("Summit"), Global and its affiliates, were transferred to the Company.

These assets consisted primarily of a 75% percent equity interest in Magna View, Inc. and 82,306 shares of the Company's common stock. The 82,306 shares of the Company's common stock were initially contributed by the Company as a portion of its investment in Summit.

The Company also received an unsecured note receivable with a face value of $1,500,000 due in monthly installments of $15,000 over a term of 100 months. The note is non-interest bearing for the first 50 payments and interest bearing, at prime plus 1%, over the remaining 50 payments. As of February 29, 1996, the note is recorded at a total of $874,000, net of its discount and allowance.

As a result of the settlement, Summit was formally dissolved, the Company wrote off its net receivable from Global amounting to $1,252,000 at February 16, 1995, and recorded a loss on settlement of litigation amounting to $182,000 for the year ended February 28, 1995.

NOTE 3. MARKETABLE EQUITY SECURITIES AND INVESTMENTS

The Company owns 266,000 shares of MicroTel International, Inc. ("MOL"), formerly CXR, Inc. ("CXR"), which it accounts for as an available-for-sale security. As of February 29, 1996 and February 28, 1995, MicroTel had a market value of $1 3/4 and $3/4, respectively. As of February 29, 1996, in accordance with SFAS 115, the Company has reflected unrealized gains on the MicroTel shares as a separate component of shareholders' equity.

During fiscal year 1995, the Company sold its 40% interest in Glowtronics Ltd. of Mysore, India and recorded a gain of $28,000 on the transaction.

Sales to unconsolidated affiliates, which as of February 28, 1995 the Company no longer retains an ownership interest, were $566,000 during fiscal 1994.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                       1996              1995
                                                                                    -----------       ----------
Term loan facility with bank; monthly payments of $67,000
 including interest at prime (8.25% as of February 29, 1996)
 plus .5%, maturing August 1999, collateralized by all assets
 of the Company.                                                                    $ 2,800,000       $3,600,000

Note payable to bank; quarterly principal payments of $10,000 plus interest at 86% of prime (8.25% as of February 29, 1996);
 collateralized by land, building and equipment with a net book value
 of $717,000 as of February 29, 1996.                                                    69,000          109,000

Mortgage payable to bank; monthly principal payments of $5,000 plus interest at prime plus 1%; balloon payment of outstanding principal
 due October 1, 1996;   collateralized by land and building with a net
 book value of $679,000 as of February 29, 1996.                                        269,000          329,000

Note payable to industrial development authority; monthly payment of
 $4,000 including interest at 6.5%; collateralized by land and
 building with a net book value of $557,000 as of February 29, 1996.                    217,000          247,000

Note payable to bank; monthly principal payments of $24,000 including interest at 9%; collateralized by computer equipment with a net book
 value of $544,000 as of February 29, 1996.                                             154,000          425,000

Note payable to bank; monthly payments of $8,000 plus interest at prime plus 1%; collateralized by machinery and equipment with a net
 book value of $419,000 as of February 29, 1996.                                         53,000          143,000

Note payable to bank; monthly payments of $2,000 plus interest at prime plus 1%; collateralized by land and buildings with a net book
 value of $183,000 as of February 29, 1996.                                             111,000          146,000

Other                                                                                    48,000           32,000
                                                                                    -----------       ----------
                                                                                      3,721,000        5,031,000
Less current maturities                                                               1,381,000        1,314,000
                                                                                    -----------       ----------
                                                                                     $2,340,000       $3,717,000
                                                                                    ===========       ===========

Future maturities of long-term debt are as follows:

                 Year                                    Amount
                 ----                                    ------
                 1997                                    $1,381,000
                 1998                                       933,000
                 1999                                       873,000
                 2000                                       462,000
                 2001                                        42,000
                 Thereafter                                  30,000
                                                         ----------
                                                         $3,721,000

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

On August 24, 1994, the Company entered into a new loan agreement ("Agreement") with a bank. The Agreement provides for a $4,000,000 term loan and a $10,000,000 revolving line of credit secured by substantially all assets of the Company. The line of credit had a one year term but has been extended through August 30, 1996. The Company will be required to seek renewal of this facility in fiscal 1997. The Agreement also provides for a letter of credit facility amounting to $1,000,000. Borrowings under the letter of credit facility are guaranteed by an officer of the Company. There were $307,000 in outstanding letters of credit under this facility as of February 29, 1996.

The revolving credit facility, term loan and letter of credit facility bear interest at the bank's base rate (8.25% and 9% as of February 29, 1996 and February 28, 1995, respectively) plus 1/2 of 1%. A commitment fee of 1/2 of 1% is charged on the unused portion of the revolving credit facility. Borrowings under the revolving credit facility are limited by eligible accounts receivable and inventory, as defined. Total availability under the revolving credit facility was $9,925,000 as of February 29, 1996. The Agreement contains affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth, cash flow coverage, and restricts dividend payments, capital expenditures and acquisitions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

The Company entered into an interest rate swap agreement with a bank, dated September 1993, to effectively fix the interest rate on $7,500,000 of the Company's debt at 6.25% through September 1995. During May 1994, the Company effectively extended this agreement and sold an interest rate cap agreement to the bank which limits the bank's exposure relative to upward interest rate movements in conjunction with the swap agreement to 8% on the principal amount of $7,500,000. The effect of the second agreement is to increase the Company's borrowing rate to 6.25% plus the excess, if any, of prime over 8% on $7,500,000 in borrowings through May 1996. The Company received a payment amounting to $105,000 as consideration for this interest rate cap and is recognizing this amount over the term of the agreement. The Company recognized net amounts of $124,000 and $42,000 in income related to these agreements in 1996 and 1995, respectively. These agreements subject the Company to market risks associated with upward movements in interest rates. The impact of upward movements in interest rates and the excess of the $7,500,000 notional amount over borrowed amounts has not been material.

NOTE 5. OPERATING LEASES

The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases. These leases provide that the Company pay taxes, insurance and other expenses on the leased property and equipment. Rent expense under these leases was approximately $1,364,000, $1,402,000 and $1,437,000 in 1996, 1995 and 1994, respectively.

Future minimum rental payments due under these leases are as follows:

    Year                                                  Amount
   ------                                                 ------

   1997                                                 $1,118,000
   1998                                                    928,000
   1999                                                    817,000
   2000                                                    481,000
   2001                                                    317,000
   Thereafter                                              782,000
                                                       -----------
                                                        $4,443,000
                                                       ===========

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

The Company leases five of its manufacturing facilities and certain warehouse space from shareholders and officers under net operating leases expiring at various dates through 2001. Rent expense under these leases totaled approximately $562,000, $617,000 and $679,000 in 1996, 1995 and 1994,
respectively.

Future minimum rental payments due under these leases with related parties are as follows:

   Year                                               Amount
   ----                                               ------

   1997                                            $  584,000
   1998                                               489,000
   1999                                               431,000
   2000                                               312,000
   2001                                               317,000
   Thereafter                                         782,000
                                                  -----------
                                                   $2,915,000
                                                  ===========

NOTE 6. STOCK OPTIONS

The Company has established a stock option plan as a performance incentive program. The options may be granted to key employees at a price not less than the fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant for a period not to exceed ten years from the date of grant. Information regarding the option plan is as follows:

                                                                                     Option
                                                               Shares             Price Range
                                                           ------------         ---------------
       Outstanding as of February 28, 1993                      110,000          $3.30 - $10.50
                     Granted                                     27,000             3.00 - 7.00
                     Expired                                     (9,000)                  10.00
                                                            -----------

       Outstanding as of February 28, 1994                      128,000            3.00 - 10.50
                     Granted                                     22,000             1.94 - 3.00
                     Expired                                     (9,000)                   9.50
                     Cancelled                                  (10,000)            3.50 - 7.50
                                                            -----------

       Outstanding as of February 28, 1995                      131,000            1.94 - 10.50
                     Granted                                    123,000             1.94 - 5.13
                     Expired                                     (9,000)                   7.50
                     Cancelled                                   (9,000)                   6.00
                                                            -----------

       Outstanding as of February 29, 1996                      236,000            1.94 - 10.50
                                                            ===========

As of February 29, 1996, the Company had reserved 400,000 shares of common stock for issuance in connection with the stock option plan. As of February 29, 1996 and February 28, 1995, options for 101,000 and 86,000 shares, respectively, were exercisable.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


NOTE 7. INCOME TAXES

The components of the provision for income taxes are as follows:

                                                              1996                    1995                               1994
                                                              ----                    ----                               ----
   Current:
     Federal                                                 $  920,000              $  (14,000)                    $      342,000
     State                                                      241,000                  56,000                            148,000
                                                  ---------------------             -----------              ---------------------
                                                              1,160,000                  42,000                            490,000
                                                  ---------------------             -----------              ---------------------

   Deferred:
     Federal                                                   (212,000)                (34,000)                          (133,000)
     State                                                      (22,000)                 (4,000)                           (38,000)
                                                  ---------------------             -----------              ---------------------
                                                               (234,000)                (38,000)                          (171,000)
                                                  ---------------------             -----------              --------------------
   Total                                                     $  926,000             $     4,000                     $      319,000
                                                  =====================             ===========              =====================

Income before income taxes consists of the following

                                                                   1996                    1995                               1994
                                                  ---------------------             -----------              ---------------------

   U.S. operations                                           $1,952,000              $  (59,000)                    $      757,000
   Foreign operations                                           753,000                  73,000                             65,000
                                                  ---------------------             -----------              ---------------------
                                                             $2,705,000             $    14,000                     $      822,000
                                                  =====================             ===========              =====================


The components of deferred tax assets and liabilities are as follows:

                                                                                         1996                               1995
                                                                                         ----                               ----
            Deferred tax assets:
              Foreign operating loss carryforwards                                  $ 1,160,000                     $    1,444,000
              Uniform capitalization costs                                              267,000                            409,000
              Inventory obsolescence reserve                                             71,000                             71,000
              Accrued vacation expenses                                                  45,000                             49,000
              Allowance for possible losses                                              50,000                             73,000
              Other                                                                      64,000                             66,000
                                                                                     (1,160,000)                        (1,444,000)
              Valuation allowance                                                   -----------              ---------------------

              Total deferred tax assets                                             $   497,000              $             668,000
                                                                                    ===========              =====================

Deferred tax liabilities:
              Tax over book depreciation                                            $   381,000                     $      782,000
              Other                                                                      22,000                             26,000
                                                                                    -----------              ---------------------

              Total deferred tax liabilities                                        $   403,000                     $      808,000
                                                                                    ===========              =====================

Except for foreign net operating loss carryforwards, management considers the realization of deferred tax assets to be more likely than not as the reversal of these temporary differences is expected to occur in the near future.

                   Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


The effective income tax rate differed from the statutory federal income tax rate as follows:

                                                               1996                    1995                      1994
                                                               ----                    -----                     ----
Taxes at statutory federal income tax rate                   $  920,000              $    5,000               $   280,000
State income taxes, net federal benefit                         159,000                  18,000                    73,000
Amortization of intangibles from acquisition                     48,000                  48,000                    53,000
 of businesses
Reversal of valution allowance for foreign
 operating                                                     (284,000)                (25,000)                  (22,000)
   losses
Realized benefit on loss on sale of investment                        -                       -                   (48,000)
Loss on settlement of litigation                                      -                  40,000                         -
Realized benefit on recognized
   loss of foreign subsidiary                                         -                (100,000)                        -
(Income) loss of unconsolidated equity                                -                       -                   (23,000)
 investees
Other                                                            83,000                  18,000                     6,000
                                                             ----------             -----------               -----------
Taxes at effective income tax rate                           $  926,000             $     4,000               $   319,000
                                                             ==========             ===========               ===========

NOTE 8. INDUSTRY SEGMENTS

The Company has two industry segments: (a) the manufacture and distribution of cathode ray tubes and electron guns in the replacement market and (b) the distribution of electronic parts from foreign and domestic manufacturers.

Identifiable assets by industry segment are those assets that are used in the Company's operations in each industry.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

The following table sets forth net sales, operating profit, identifiable assets, capital expenditures, and depreciation and amortization for each industry segment:

                                        1996              1995            1994
                                                        (In Thousands)

 NET SALES
 CRT's                               $   23,910        $  22,392        $ 24,413
 Wholesale Distribution                  24,202           26,048          28,654
                                     ----------        ---------        --------
                                     $   48,112        $  48,440        $ 53,067
                                     ==========        =========        ========

 OPERATING PROFIT
 CRT's                               $    3,814        $   1,500        $    908
 Wholesale Distribution                    (110)            (273)            722
                                     ----------        ---------        --------
                                     $    3,704        $   1,227        $  1,630
                                     ==========        =========        ========

 IDENTIFIABLE ASSETS
 CRT's                               $   23,953        $  23,479        $ 25,428
 Wholesale Distribution                  10,466           10,682          12,598
                                     ----------         --------        --------
                                     $   34,419        $  34,161        $ 38,026
                                     ==========        =========        ========

 CAPITAL EXPENDITURES
 CRT's                               $      156        $      72        $    114
 Wholesale Distribution                      59              403             559
                                     ----------        ---------        --------
                                     $      215              475        $    673
                                     ==========        =========        ========

 DEPRECIATION AND AMORTIZATION
 CRT's                               $    1,032        $     936       $     982
 Wholesale Distribution                     583              654             770
                                     ----------        ---------       ---------
                                     $    1,615        $   1,590       $   1,752
                                     ==========        =========       =========



NOTE 9. RELATED PARTY TRANSACTIONS

TELTRON TECHNOLOGIES, INC.

During fiscal 1994, the Chief Executive Officer ("CEO") and principal shareholder of the Company incorporated a new company known as Teltron Technologies, Inc. ("TTI"). TTI is 100% owned by the CEO. In August 1993, TTI purchased from Meridien Bank the outstanding secured indebtedness of Teltron, Inc., an insolvent customer of the Company, which gave effective control of Teltron, Inc.'s assets to TTI.

The Company had sales to TTI of $299,000, $195,000 and $112,000 for fiscal years ended February 29, 1996 and February 28, 1995 and 1994, which generated gross profits of approximately $117,000, $61,000 and $35,000, respectively. In addition, the Company advanced funds for operating expenses to TTI for fiscal years ended 1996 and 1995 of $184,000 and $26,000, respectively. The balances owed by TTI to the Company were $558,000 and $59,000 as of February 29, 1996 and February 28, 1995, respectively.

The Company also sold its 15% ownership of CRT Scientific, Inc., a privately held company, to TTI in August 1993 for which it received a promise to pay of $140,000, and recorded a gain of $130,000. The promise to pay was collected during fiscal 1995.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

OFFICERS AND SHAREHOLDERS

During 1996, the Company borrowed and repaid $200,000 from the CEO. During fiscal year ended 1995, the Company repaid its $1,200,000 note due to the Chairman of the Board and CEO. The borrowings were under the terms of an unsecured demand note bearing interest at prime plus 1%.

The Company has a subordinated debenture payable to a shareholder and officer with an original balance of $340,000 payable in monthly installments of $10,000 bearing interest at prime plus 1%. During 1994, this debenture was converted into an unsecured demand note bearing interest at prime plus 1%. As of February 29, 1996, there was $220,000 outstanding under this note.

During 1995 and 1994, the Company borrowed $140,000 and $75,000, respectively from this shareholder and repaid $80,000 and $135,000 in 1996 and 1995, respectively. The balance owed this shareholder was $80,000 as of February 28, 1995.

As mentioned in Note 5, the Company leases certain of its manufacturing facilities and warehouse space from shareholders and officers.

NOTE 10. SUBSEQUENT EVENT

On April 19, 1996, the Company announced that it exercised its option to purchase 100% of the outstanding common stock of Teltron Technologies, Inc.
(TTI). As discussed in Note 9, TTI is fully owned by the Company's CEO and principal shareholder. It is anticipated that the Company will acquire the net assets of TTI for a total purchase price of $962,497, consisting of $62,497 in cash and $900,000 in a demand note payable. The transaction will be accounted for by the purchase method of accounting.

NOTE 11. BENEFIT PLAN

During 1992, the Company adopted a defined contribution plan that covers substantially all employees. Employees may contribute up to 15% of their compensation, as allowed by IRS regulations. At the Company's discretion, employee contributions up to 4% of their compensation, are matched at 50% by the Company. The Company elected to match 50% of the first 2% of compensation, or $32,000, in fiscal 1996. The Company elected not to match contributions during 1995 or 1994.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

                                        1996            1995           1994
                                        ----            ----           ----
Cash paid for:
   Interest                          $1,313,000     $ 1,092,000      $1,072,000
                                     ==========     ===========     ===========

   Income taxes                         332,000         540,000         180,000
                                     ==========     ===========     ===========

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT
SCHEDULE



To the Shareholders and Board of Directors
Video Display Corporation


The audits referred to in our report dated May 20, 1996 relating to the consolidated financial statements of Video Display Corporation and subsidiaries which is contained in Item 8 of this Form 10-K, included the audit of the 1996 and 1995 amounts in the financial statement schedule listed under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion this financial statement schedule presents fairly, in all material respects, the 1996 and 1995 information set forth therein.



                              BDO Seidman, LLP



Atlanta, Georgia
May 20, 1996

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE



To the Shareholders and Board of Directors
Video Display Corporation


The audit referred to in our report dated May 27, 1994 relating to the consolidated financial statements of Video Display Corporation and subsidiaries which is contained in Item 8 of this Form 10-K, included the audit of the 1994 amounts in the financial statement schedule listed under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion this financial statement schedule presents fairly, in all material respects, the 1994 information set forth therein.



                              Ernst & Young LLP



Atlanta, Georgia
May 27, 1994

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



   COLUMN A            COLUMN B            COLUMN C            COLUMN D       COLUMN E
- ---------------------------------------------------------------------------------------------
                                           Additions
                                   -------------------------
                     Balance at    Charged to     Charged to                   Balance at
                      Beginning     Costs and        Other                       End of
    Description       of Period     Expenses      Accounting     Deduction       Period
- ---------------------------------------------------------------------------------------------
Allowance for
   doubtful
   accounts
   1996                 $517,000       $ 47,000  $      -       $104,000 (a)     $460,000
   1995                  190,000        378,000         -         51,000 (a)      517,000
   1994                  181,000        135,000         -        126,000 (a)      190,000

Allowance for
   inventory
   obsolescence
   1996                 $188,000       $ 78,000  $       -      $      -         $266,000
   1995                  188,000              -          -             -          188,000
   1994                   88,000        222,000          -       122,000          188,000


(a) Uncollectible accounts written off, net of recoveries.