Form 10-Q
period 1996-05-31
VIDEO DISPLAY CORP
filed 1996-07-15
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended MAY 31, 1996       Commission File Number 0-13394


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


                             Yes   X       No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


                  Class                        Outstanding at May 31, 1996
         --------------------------            ---------------------------
        Common Stock, No Par Value                     3,907,413

                           VIDEO DISPLAY CORPORATION


                                     INDEX


                                                            PAGE
                                                            ----
PART I.  FINANCIAL INFORMATION
         --------- -----------

         Item 1.  Financial Statements (unaudited)
           Consolidated balance sheets - May 31, 1996
             and February 29, 1996                                 3-4

           Consolidated statements of operations -
             Three months ended May 31, 1996 and 1995               5

           Consolidated statements of shareholders'
             equity - May 31, 1996 and February 29, 1996            6

           Consolidated statements of cash flows -
             Three Months Ended May 31, 1996 and
             May 31, 1995                                          7-8

           Notes to consolidated financial statements -
             May 31, 1996                                          9-11

         Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations       12-13


PART II.  OTHER INFORMATION
          ----- -----------

          Item 1.  Legal Proceedings                                 14
          Item 2.  Changes in Securities                             14
          Item 3.  Defaults upon its Senior Securities               14
          Item 4.  Submission of Matters to a Vote of
                     Security Holders                                14
          Item 5.  Other Information                                 14
          Item 6.  Exhibits and reports on Form 8-K                  14


SIGNATURES

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                  MAY 31,     February 29,
                                                   1996           1996
                                               -------------  -------------
                                                 UNAUDITED      (NOTE A)
                                                  ASSETS
Current assets:
  Cash and cash equivalents (including
    restricted cash of $72,000 and $63,000)    $  1,270,000    $ 1,057,000
  Notes and accounts receivable, less
    allowance for possible losses of
    $139,000                                      5,231,000      5,039,000
  Receivable from affiliates                             --        558,000
  Note receivable, net of unamortized
    discount of $36,000 and $33,000,
    respectively (Note B)                           144,000        144,000
  Inventories:
    Raw materials                                 3,896,000      3,272,000
    Finished goods                               17,244,000     16,178,000
  Prepaid expenses                                  307,000        276,000
  Deferred income taxes                             497,000        497,000
                                               ------------    -----------
Total current assets                             28,589,000     27,021,000

Property, plant and equipment:
  Land                                              435,000        355,000
  Buildings                                       3,886,000      3,606,000
  Machinery and equipment                        12,313,000     11,862,000
                                               ------------    -----------
                                                 16,634,000     15,823,000
  Accumulated depreciation and amortization     (11,598,000)    11,307,000
                                               ------------    -----------
                                                  5,036,000      4,516,000

Investments (Note B)                                663,000        622,000

Note receivable, net of unamortized
  discount of $104,000 and $146,000 and
  allowance for possible losses of $321,000         694,000        730,000

Excess of cost over net assets acquired,
  net of accumulated amortization of
  759,000 and $729,000                            1,339,000      1,369,000

Other assets                                        178,000        161,000
                                               ------------    -----------

Total assets                                   $ 36,499,000    $34,419,000
                                               ============    ===========

       The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                MAY 31,     February 29,
                                                  1996          1996
                                              ------------  -------------
                                               UNAUDITED      (NOTE A)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable (Note D)                       $ 9,227,000    $ 9,089,000
  Notes payable to officers and
    shareholders (Note D)                       1,182,000        220,000
  Accounts payable                              3,616,000      2,457,000
  Accrued liabilities                           1,614,000      1,878,000
  Current maturities of long-term debt
    (Note D)                                    1,384,000      1,381,000
                                              -----------    -----------
Total current liabilities                      17,023,000     15,025,000

Long-term debt (Note D)                         2,022,000      2,340,000
Deferred income taxes                             403,000        403,000
Minority interests                                379,000        372,000

Commitments and contingencies                         ---            ---

SHAREHOLDERS' EQUITY
  Preferred stock, no par value - shares
    authorized 2,000,000; none issued and
    outstanding                                       ---            ---
  Common stock, no par value - shares
    authorized 10,000,000; issued and
    outstanding shares 3,907,000                3,529,000      3,529,000
  Additional paid-in capital                       81,000         81,000
  Retained earnings                            14,109,000     13,655,000
  Net unrealized gain (loss) on marketable
    equity securities                             100,000        200,000
  Currency translation adjustments             (1,147,000)    (1,186,000)
                                              -----------    -----------

  Total shareholders' equity                   16,672,000     16,279,000
                                              -----------    -----------

Total liabilities and shareholders' equity    $36,499,000    $34,419,000
                                              ===========    ===========

       The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Fiscal Quarters Ended May 31,
                                  (UNAUDITED)


                                            1996          1995
                                        ------------  ------------

Net sales                               $12,098,000   $11,951,000

Cost of goods sold                        7,735,000     7,462,000
                                        -----------   -----------

     Gross profit                         4,363,000     4,489,000

Operating expenses:
  Selling and delivery                      941,000     1,152,000
  General and administrative              2,436,000     2,244,000
                                        -----------   -----------
                                          3,377,000     3,396,000

     Operating profit                       986,000     1,093,000


Other income (expense)
  Interest expense                         (283,000)     (292,000)
  Other, net                                 10,000        12,000
                                        -----------   -----------
                                           (273,000)     (280,000)

     Income before minority interest        713,000       813,000

Minority interest                             5,000         1,000
                                        -----------   -----------
     Income before income taxes             708,000        812,000

Income taxes                                254,000        215,000
                                        -----------    -----------


     Net Income                         $   454,000    $   597,000
                                        ===========    -----------



Earnings per share of common stock      $      0.12    $      0.15
                                        ===========    ===========

Weighted average shares outstanding       3,907,000      4,088,000
                                        ===========     ==========


       The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 29, 1996 and
                      the Three Months Ended May 31, 1996


                                                                                                     Net Unrealized
                                                                                                         Loss on
                                                                      Foreign                          Noncurrent
                                                                      Currency         Additonal       Marketable
                                      Common          Retained      Translation         Paid In          Equity
                                      Stock           Earnings      Adjustments         Capital         Securities
                                   ------------     -----------    -------------       ---------     --------------

Balance at February 28, 1995       $ 3,821,000      $11,876,000    $(1,020,000)            --          $  (81,000)
 Net earnings for year                  --            1,779,000          --                --               --
Contribution of capital from
   gain realized on sale of stock
   by officer                           --               --              --             $81,000             --
 Repurchase and retirement of
   168,000 shares of common stock     (292,000)          --              --                --               --
 Currency translation adjustment        --               --           (166,000)            --               --
Net unrealized loss on noncurrent
   marketable equity securities         --               --              --                --             281,000
                                   ----------       -----------    -----------         ---------       ----------

Balance at February 28, 1996       $3,529,000       $13,655,000    $(1,186,000)         $81,000        $  200,000

 Net income for quarter                 --              454,000          --                --               --
 Currency translation adjustment        --               --             39,000             --               --
 Unrealized gain on marketable
   equity securities                    --               --              --                --            (100,000)
                                   ----------       -----------    -----------          -------        ----------
                                   $3,529,000       $14,109,000    $(1,147,000)         $81,000        $  100,000
                                   ==========       ===========    ===========          =======        ==========


The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                           VIDEO DISPLAY CORPORATION
                       For the Three Months ended May 31,



                                                 1996          1995
                                             -----------   -----------



NET CASH PROVIDED BY OPERATING ACTIVITIES    $   573,000   $ 1,331,000

INVESTING ACTIVITIES

Purchase of property, plant and equipment       (161,000)      (62,000)
Purchase of investment                               ---      (157,000)
Increase in investments                              ---        37,000
Cash received in Teltron acquisition              22,000           ---
(Increase) decrease in other assets                3,000       (13,000)
                                             -----------   -----------
Net cash used in investing activities           (136,000)     (195,000)

FINANCING ACTIVITIES

Proceeds from long-term debt and
  lines of credit                              7,693,000     8,650,000
Proceeds on note receivable                       45,000        30,000
Payments on long-term debt and
  lines of credit                             (7,870,000)   (8,589,000)
Repurchase of common stock                           ---           ---
Payments on note to shareholder                      ---      (291,000)
                                             -----------   -----------
Net cash used in financing activities           (132,000)     (200,000)

Effect of exchange rates on cash                 (92,000)      185,000
                                             -----------   -----------

Net increase (decrease) in cash                  213,000     1,121,000

Cash, beginning of period                      1,057,000       104,000
                                             -----------   -----------

Cash, end of period                          $ 1,270,000   $ 1,225,000
                                             ===========   ===========


The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                            STATEMENTS OF CASH FLOWS
                       For the Three Months ended May 31,

                                                    1996          1995
                                                -----------   -----------
RECONCILIATION OF NET EARNINGS FROM
  CONTINUING OPERATIONS TO NET CASH
  PROVIDED BY (USED IN) OPERATING
  ACTIVITIES

Net earnings from continuing operations         $   454,000   $   597,000

ADJUSTMENTS TO RECONCILE NET EARNINGS
  TO NET CASH PROVIDED BY OPERATIONS:
  Depreciation and amortization                     334,000       452,000
  Amortized interest on note receivable              (9,000)      (28,000)
  Decrease in allowance for doubtful accounts          ---         (3,000)


CHANGES IN OPERATING ASSETS AND LIABILITIES
  NET OF EFFECTS FROM ACQUISITIONS:
  (Increase) decrease in accounts receivable        546,000       (79,000)
  Increase in inventory                            (957,000)     (830,000)
  (Increase) decrease in prepaid expenses           (26,000)        ---
  Increase (decrease) in accounts payable
    and accrued expenses                            224,000     1,215,000
  Increase in minority interest                       7,000         7,000
                                                     --------   ---------

NET CASH PROVIDED BY (USED IN) CONTINUING
  OPERATIONS                                    $   573,000   $ 1,331,000
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

The balance sheet at February 29, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of May 31, 1996 and the Consolidated Statement of Earnings for the three months ended May 31, 1996 and 1995.


NOTE B - SETTLEMENT OF LITIGATION

The Company and Global Products, Inc. ("Global") entered into a settlement agreement ("Settlement"), effective February 16, 1995 in which both parties agreed to dismiss all litigation, claims and counter claims related to the dispute between the two parties. The settlement contained provisions whereby certain assets, previously owned by Summit Organization, Ltd., Global and its affiliates, were transferred to the Company.

In conjunction with the above settlement, the Company received an unsecured note receivable with a face value of $1,500,000 due in monthly installments of $15,000 over a term of 100 months. The note is non-interest bearing for the first 50 payments and interest bearing, at prime plus 1% over the remaining 50 payments. As of May 31, 1996, the note is recorded at a total of $838,000, net of its discount and allowance.

NOTE C - MARKETABLE EQUITY SECURITIES AND INVESTMENTS

The Company owns 266,000 shares of MicroTel International, Inc. (MOL), formerly CXR, Inc., which it accounts for as an available-for-sale security. As of May 31, 1996 and February 29, 1996, MOL had a market value of $1 3/8 and $1 3/4, respectively. In accordance with SFAS 115, the Company has reflected unrealized gains and losses on the MicroTel shares as a separate component of shareholders' equity.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note D - Long-Term Debt

Long-term debt consisted of the following:
                                                       MAY 31,     February 29,
                                                        1996          1996
                                                     ----------    ------------
Term loan facility.                                  $2,600,000    $2,800,000

Note payable to bank; quarterly principal
  payments of $10,000 plus interest at 86%
  of prime (8.25% at May, 1996); collateralized
  by land, building and equipment with a net
  book value of $613,000 at May 31, 1996.                69,000        69,000

Mortgage payable to bank; monthly principal
  payments of $5,000 plus interest at prime
  plus 1%; balloon payment of outstanding
  principal due October 1, 1996; collateralized
  by land and building with a net book value of
  $1,037,401 at May 31, 1996.                           254,000       269,000

Note payable to industrial development
  authority;  monthly payment of $4,000
  including interest at 6.5%; collateralized
  by land and building with a net book value
  of $552,000 at May 31, 1996.                          208,000       217,000

Note payable to bank; monthly principal
  payments of $24,000 including interest
  at 9%; collateralized by computer
  equipment with a net book value of
  $481,000 at May 31, 1996.                             106,000       154,000

Note payable to bank; monthly payment of $8,000
  plus interest at prime plus 1%; collateralized
  by machinery and equipment with a net book
  value of $398,000 at May 31, 1996.                     30,000        53,000

Note payable to bank; monthly payment of
  $2,000 plus interest at prime plus 1%;
  collateralized by land and buildings
  with a net book value of $183,000.                    104,000       111,000

Other                                                    35,000        48,000
                                                                 ------------

                                                      3,406,000     3,721,000
Less current portion                                  1,384,000     1,381,000
                                                     ----------  ------------
                                                     $2,022,000    $2,340,000
                                                     ==========  ============

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note D - Long-term Debt (Continued)

On April 1, 1996, the Company acquired substantially all the assets and assumed all the liabilities of Teltron Technologies, Inc. in exchange for a demand note payable to an officer and shareholder of the Company in the amount of $962,000.

                                     PART I


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

     The following table sets forth, for the three months ended May 31, 1996 and 1995, the percentages which selected items in the Statements of Income bear to total revenues:

Fiscal Quarter Ended May 31,
                                   1996                       1995
                               ------------               ------------
Sales
 CRT and components             $5,773,000         47.7%   $5,831,000   48.8%
 Wholesale electronic parts      6,325,000         52.3     6,120,000   51.2
                                ----------   ----------    ----------   ----
                                12,098,000        100.0%   11,951,000  100.0%
Cost and expenses
 Cost of goods sold              7,735,000         63.9%    7,462,000   62.4%
 Selling and delivery              941,000          7.8     1,152,000    9.6
 General and administrative
                                 2,436,000         20.1     2,244,000   18.8
                                ----------   ----------    ----------   ----
                                11,112,000         91.8%   10,858,000   90.8%

Income from Operations             986,000          8.2     1,093,000    9.2

Interest expense                  (283,000)        (2.3)     (292,000)  (2.4)
Other income (expense)               5,000           --        11,000     --
                                ----------   ----------    ----------   ----

Income before income taxes         708,000          5.9       812,000    6.8
Provision for income taxes         254,000          2.1       215,000    1.8
                                ----------   ----------    ----------   ----

Net income                     $   454,000          3.8       597,000    5.0%
                               ===========          ===    ==========    ===

Net Sales
- ---------

     Consolidated net sales increased 1.2% or $147,000 for the three months ended May 31, 1996 as compared to the same period one year ago. CRT division sales were down 1% or $58,000 and the wholesale consumer electronic parts division sales were down 3% or $205,000.

     The net increase in sales of the wholesale electronic parts division is in part attributed to the return of certain consumer product manufacturers to standard distribution channels rather than selling direct. This aspect accounts for $536,000 of the increase. An additional increase of $326,000 is attributed to the fire safety equipment product line introduced in the first fiscal quarter of 1995. The offsetting declines of $689,000 reflect the growing trend of small distribution companies and consumer shops being over powered by large discount chains.

Gross Margins
- -------------

     Consolidated gross profit margins as a percentage of sales declined from 37.6% for the quarter ended May 31, 1996 to 36.1% for the quarter ended May 31, 1996. The CRT and wholesale electronic parts divisions posted declines of 2.3% and .9% respectively.

     Decreases in the gross margin of the CRT division are attributed to two factors: an increase in the cost of certain television grade tubes and the mix of tube categories sold (i.e. lower margin monochrome tubes vs. higher margin color tubes.

Operating Expenses
- ------------------
     Selling and general and administrative expenses declined by $19,000 or .6% over a year ago. The Company continues to reduce its operating expenses in response to lower sales.

Interest Expense
- ----------------

     Interest expense decreased $9,000 to $283,000 in the first quarter of 1997. The Company derived a net $5,000 benefit from interest rate swap agreements with a bank that fixed the interest rate on $7,500,000 of outstanding borrowings adjusted upward for the excess of prime over 8%, if any. These agreements expired during May 1996.

Income Taxes
- ------------

     The Company's effective tax rate for the first quarter of fiscal 1997 was 35.8% as compared to 26.5% for the same period a year ago. The difference in the effective tax rate is attributable to the decrease in earnings in the first quarter of fiscal 1997 of our foreign subsidiary. The foreign subsidiary has a tax loss carry forward which is applicable to these earnings.

Foreign Currencies
- ------------------

     The Company recorded a $39,000 increase to shareholders' equity in the first quarter of fiscal 1997 related primarily to the Company's Mexican facility and the effects on its financial statements calculated using the Mexican pesco as its functional currency. The peso rebounded slightly in the first quarter accounting for the gain reported.

Liquidity and Capital Resources
- -------------------------------

     The Company's working capital was $11,567,000 at May 31, 1996 as compared to $11,996,000 at February 29, 1996.

     Net cash provided by operating activities for the three months ended May 31, 1996 was $573,000 on net income of $454,000.

     Capital expenditures for fiscal 1997 are not anticipated to be significant other than the leasehold improvements and moving costs associated with the relocation of the Arizona electron gun facility to Stone Mountain, Georgia. Those costs are estimated to be $250,000.

     In fiscal 1995, the Company entered into a new loan agreement with the bank providing a $4,000,000 five year term loan and a one year $10,000,000 revolving line of credit. The revolver has been renewed through August 31, 1996 and the Company will be rquired to seek renewal of this facility in fiscal 1997. The Company does not anticipate problems in the renegotiation of the debt.

     In April 1996, the Company exercised its option to purchase substantially all the assets and assume the liabilities of Teltron Technologies, Inc. ("TTI") for a purchase price of $962,497 consisting of cash of $62,497 and a demand note payable of $900,000.

     Subsequent to May, the Company acquired 100% of the stock of Z-Axis, Inc. The Company issued $2,000,000 in face value of an 8% Convertible Subordinated Debenture in payment for the acquistion. The Debenture has a 5-year maturity date with a conversion rate of 200 shares per $1000 face value of debentures. An additional amount of Debentures may be due based upon a performance contingency formula during 2/28/97-98-99 inclusive. Z-Axis, Inc., founded in 1989 with strong support of the Company's management, manufactures and markets specialty monochrome and color CRT monitor assemblies.

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

                                    PART II


Item 1.  Legal Proceedings

         No new legal proceedings or material changes in existing litigation occurred during the quarter ending May 31, 1996.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K


         The Company did not file any reports on Form 8-K during the three months ended May 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    VIDEO DISPLAY CORPORATION



July 15, 1996                   By:  /s/ Ronald D. Ordway
                                     -------------------------
                                     Ronald D. Ordway
                                     Chief Executive Officer


                                By:  /s/ Carol D. Franklin
                                     -------------------------
                                     Carol D. Franklin
                                     Secretary and Controller