Form 10-Q
period 1996-08-31
VIDEO DISPLAY CORP
filed 1996-10-16
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended AUGUST 31, 1996    Commission File Number 0-13394


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


                             Yes   X       No
                                ------       ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


           Class                             Outstanding at August 31, 1996
--------------------------                   ------------------------------
Common Stock, No Par Value                              3,907,413

                           VIDEO DISPLAY CORPORATION


                                     INDEX


                                                                  PAGE
                                                                  ----
PART I.  FINANCIAL INFORMATION
         --------- -----------

         Item 1.  Financial Statements (unaudited)
           Consolidated balance sheets - August 31, 1996
             and February 29, 1996                                 3-4

           Consolidated statements of operations -
             Fiscal Quarter and Six Months ended
             August 31, 1996 and 1995                                5

           Consolidated statements of shareholders'
             equity - Twelve months ended February 29, 1996
             and the Six Months Ended August 31, 1996                6

           Consolidated statements of cash flows -
             Six Months Ended August 31, 1996 and 1995             7-8

           Notes to consolidated financial statements -
             August 31, 1996                                       9-11

         Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations       12-15


PART II.  OTHER INFORMATION
          ----- -----------

          Item 1.  Legal Proceedings                                 16
          Item 2.  Changes in Securities                             16
          Item 3.  Defaults upon its Senior Securities               16
          Item 4.  Submission of Matters to a Vote of
                     Security Holders                                16
          Item 5.  Other Information                                 16
          Item 6.  Exhibits and reports on Form 8-K                  16


SIGNATURES

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                  AUGUST 31,    February 29,
                                                     1996           1996
                                                -------------  -------------
                                                   UNAUDITED      (NOTE A)
ASSETS
Current assets:
 Cash and cash equivalents (including
  restricted cash of $72,000 and $63,000)        $ 1,380,000  $  1,057,000
 Notes and accounts receivable, less
  allowance for possible losses of
  $139,000                                         6,139,000     5,039,000
 Receivable from affiliates                               --       558,000
 Note receivable, net of unamortized
  discount of $36,000 and $33,000,
  respectively (Note C)                              144,000       144,000
 Inventories:
  Raw materials                                    4,170,000     3,272,000
  Finished goods                                  17,625,000    16,178,000
 Prepaid expenses                                    396,000       276,000
 Deferred income taxes                               497,000       497,000
                                                 -----------  ------------
Total current assets                              30,351,000    27,021,000

Property, plant and equipment:
 Land                                                435,000       355,000
 Buildings                                         3,903,000     3,606,000
 Machinery and equipment                          12,748,000    11,862,000
                                                 -----------  ------------
                                                  17,086,000    15,823,000
 Accumulated depreciation and amortization       (12,005,000)  (11,307,000)
                                                 -----------  ------------
                                                   5,081,000     4,516,000

Investments (Note D)                                 464,000       622,000

Note receivable, net of unamortized
 discount of $86,000 and $146,000 and
 allowance for possible losses of
 $321,000 (Note C)                                   658,000       730,000

Goodwill, net of accumulated amortization
 of $776,000 and $729,000 (Note B)                 2,372,000     1,369,000

Other assets                                         226,000       161,000
                                                 -----------  ------------

Total assets                                     $39,152,000  $ 34,419,000
                                                 ===========  ============


The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                               AUGUST 31,   February 29,
                                                  1996          1996
                                              ------------  -------------
                                               UNAUDITED      (NOTE A)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable (Note E)                       $ 9,770,000    $ 9,089,000
  Notes payable to officers and
    shareholders (Note E)                       1,225,000        220,000
  Accounts payable                              3,134,000      2,457,000
  Accrued liabilities                           1,925,000      1,878,000
  Current maturities of long-term debt
    (Note E)                                    1,384,000      1,381,000
                                              -----------    -----------
Total current liabilities                      17,438,000     15,025,000

Long-term debt (Note E)                         1,694,000      2,340,000
Convertible debentures (Note B)                 2,000,000            ---
Deferred income taxes                             407,000        403,000
Minority interests                                389,000        372,000

Commitments and contingencies (Note F)                ---            ---

SHAREHOLDERS' EQUITY
  Preferred stock, no par value - shares
    authorized 2,000,000; none issued and
    outstanding                                       ---            ---
  Common stock, no par value - shares
    authorized 10,000,000; issued and
    outstanding shares 3,907,000                3,529,000      3,529,000
  Additional paid-in capital                       81,000         81,000
  Retained earnings                            14,861,000     13,655,000
  Net unrealized gain (loss) on marketable
    equity securities                            (100,000)       200,000
  Currency translation adjustments             (1,147,000)    (1,186,000)
                                              -----------    -----------

  Total shareholders' equity                   17,224,000     16,279,000
                                              -----------    -----------


Total liabilities and shareholders' equity    $39,152,000    $34,419,000
                                              ===========    ===========



        The accompanying notes are an integral part of these statements.

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Fiscal Quarter and Six Months Ended August 31,
                                  (UNAUDITED)




                                        1996            1995          1996          1995
                                   ---------------  ------------  ------------  ------------

Net sales                             $12,961,000   $11,492,000   $25,059,000   $23,443,000

Cost of goods sold                      8,089,000     7,236,000    15,824,000    14,698,000
                                      -----------   -----------   -----------   -----------

     Gross profit                       4,872,000     4,256,000     9,235,000     8,745,000

Operating expenses:
  Selling and delivery                  1,111,000     1,108,000     2,052,000     2,260,000
  General and administrative            2,372,000     2,233,000     4,808,000     4,477,000
                                      -----------   -----------   -----------   -----------
                                        3,483,000     3,341,000     6,860,000     6,737,000

     Operating profit                   1,389,000       915,000     2,375,000     2,008,000


Other income (expense)
  Interest expense                       (331,000)     (273,000)     (614,000)     (565,000)
  Other, net                               (1,000)      (58,000)        9,000       (46,000)
                                      -----------   -----------   -----------   -----------
                                         (332,000)     (331,000)     (605,000)     (611,000)

     Income before minority interest    1,057,000       584,000     1,770,000     1,397,000

Minority interest                           9,000        11,000        14,000        12,000
                                      -----------   -----------   -----------   -----------

    Income before income taxes          1,048,000       573,000     1,756,000     1,385,000

Income taxes                              296,000       208,000       550,000       423,000
                                      -----------   -----------   -----------   -----------


    Net Income                        $   752,000   $   365,000   $ 1,206,000   $   962,000
                                      ===========   ===========   ===========   ===========

Earnings per share of common stock    $      0.18   $      0.09   $      0.30   $      0.24
                                      ===========   ===========   ===========   ===========

Weighted average shares outstanding     3,986,000     4,017,000     3,986,000     4,017,000
                                      ===========   ===========   ===========   ===========


        The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 29, 1996 and
                      the Six Months Ended August 31, 1996

                                                                                            Net Unrealized
                                                                                            Gain (Loss) on
                                                                    Foreign                   Concurrent
                                                                   Currency     Additional    Marketable
                                         Common      Retained     Translation    Paid In        Equity
                                          Stock      Earnings     Adjustments    Capital      Securities
                                       -----------  -----------  -------------  ----------  ---------------

Balance at February 28, 1995           $3,821,000   $11,876,000   $(1,020,000)          --    $    (81,000)
  Net earnings for year                        --     1,779,000            --           --              --
  Contribution of capital from
    gain realized on sale of stock
    by officer                                 --            --            --      $81,000              --
  Repurchase and retirement of
    168,000 shares of common stock       (292,000)           --            --           --              --
  Currency translation adjustment              --            --      (166,000)          --              --
  Net unrealized gain on noncurrent
    marketable equity securities               --            --            --           --         281,000
                                       ----------   -----------  ------------   ----------    ------------

Balance at February 29, 1996           $3,529,000   $13,655,000   $(1,186,000)  $   81,000    $    200,000

  Net income for year to date                  --     1,206,000            --           --              --
  Currency translation adjustment              --            --        39,000           --              --
  Unrealized loss on marketable
  equity securities                            --            --            --           --        (300,000)
                                       $3,529,000   $14,861,000   $(1,147,000)  $   81,000    $   (100,000)
                                       ==========   ===========   ===========   ==========    ============


         The accompanying notes are an integral part of these statements.

                           VIDEO DISPLAY CORPORATION
                           STATEMENTS OF CASH FLOWS
                      For the Six Months ended August 31,

                                                      1996           1995
                                                  -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES         $   468,000    $ 2,036,000

INVESTING ACTIVITIES

Purchase of property, plant and equipment            (262,000)      (119,000)
Purchase of investment                                    ---       (157,000)
Increase in investments                                   ---         37,000
Teltron acquisition                                   (40,000)           -0-
Z-Axis acquisition - cash received                    150,000            -0-
(Increase) decrease in other assets                   (64,000)           -0-
                                                  -----------    -----------
Net cash used in investing activities                (216,000)      (239,000)

FINANCING ACTIVITIES

Proceeds from long-term debt and
  lines of credit                                  11,426,000     16,231,000
Proceeds on note receivable                            90,000         75,000
Payments on long-term debt and
  lines of credit                                 (11,283,000)   (17,224,000)
Repurchase of common stock                                ---       (291,000)
Contribution of capital from
  sale of stock by officer                                            81,000
Payments on note to shareholder                           ---            -0-
                                                  -----------    -----------
Net cash used in financing activities                 233,000     (1,128,000)

Effect of exchange rates on cash                     (162,000)        98,000
                                                  -----------    -----------

Net increase (decrease) in cash                       323,000        767,000

Cash, beginning of period                           1,057,000        104,000
                                                  -----------    -----------

Cash, end of period                               $ 1,380,000    $   871,000
                                                  ===========    ===========




        The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                            STATEMENTS OF CASH FLOWS
                      For the Six Months ended August 31,

                                                       1996          1995
                                                  ------------   ------------
RECONCILIATION OF NET EARNINGS FROM
  CONTINUING OPERATIONS TO NET CASH
  PROVIDED BY (USED IN) OPERATING
  ACTIVITIES

Net earnings from continuing operations            $ 1,206,000   $   962,000

ADJUSTMENTS TO RECONCILE NET EARNINGS
  TO NET CASH PROVIDED BY OPERATIONS:
  Depreciation and amortization                        618,000       912,000
  Amortized interest on note receivable                (18,000)      (21,000)
  Decrease in allowance for doubtful accounts              ---        (2,000)

CHANGES IN OPERATING ASSETS AND LIABILITIES
  NET OF EFFECTS FROM ACQUISITIONS:
  (Increase) decrease in accounts receivable           140,000      (392,000)
  Increase in inventory                             (1,183,000)     (926,000)
  (Increase) decrease in prepaid expenses              (98,000)       54,000
  Increase (decrease) in accounts payable
    and accrued expenses                              (214,000)    1,428,000
  Increase in minority interest                         17,000        21,000
                                                   -----------    ----------

NET CASH PROVIDED BY (USED IN) CONTINUING
  OPERATIONS                                       $   468,000    $2,036,000
                                                   ===========    ==========

NONCASH INVESTING AND FINANCING ACTIVITIES
------------------------------------------
  Demand note payable issued in conjunction
    with Teltron acquisition                       $   900,000           ---
  Convertible debentures issued in conjunction
    with Z-Axis acquisition                        $ 2,000,000           ---




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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of August 31, 1996 and the Consolidated Statement of Earnings for the six months ended August 31, 1996 and 1995.


NOTE B - ACQUISITIONS

In April 1996, the Company exercised its option to purchase substantially all the assets and assume the liabilities of Teltron Technologies, Inc. ("TTI") for a purchase price of $962,497 consisting of cash of $62,497 and a demand note payable of $900,000 with interest payable monthly at prime plus one percent.

June 1, 1996, the Company acquired 100% of the stock of Z-Axis, Inc. The Company issued $2,000,000 in face value of 8% five year convertible subordinated debentures in payment of the acquisition. The debentures have a 5-year maturity date with a conversion rate of 200 shares per $1,000 face value of debentures. An additional amount of debentures may be due based upon a performance contingency formula during the years of February 28, 1997, 1998, and 1999 inclusive.

                  Video Display Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Pro forma Consolidated Results of Operations
--------------------------------------------

The following table summarizes unaudited pro forma consolidated results of operations of the Company, assuming the acquisitions had occurred at the beginning of each of the following periods:

                               Three months ended           Six months ended
                                   August 31,                   August 31,
                           --------------------------   ------------------------
                              1996          1995           1996          1995
                           --------------------------   -------------------------
Net sales                   12,961,000    12,546,000     26,093,000    25,352,000
Earnings from cont.
  operations                 1,389,000     1,127,000      2,549,000     2,290,000
Net earnings                   752,000       497,000      1,314,000     1,138,000
Net earnings per share     $      0.18   $      0.12     $     0.33    $     0.28


NOTE C - SETTLEMENT OF LITIGATION

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

In conjunction with the above settlement, the Company received an unsecured note receivable with a face value of $1,500,000 due in monthly installments of $15,000 over a term of 100 months. The note is non-interest bearing for the first 50 payments and interest bearing, at prime plus 1% over the remaining 50 payments. As of August 31, 1996, the note is recorded at a total of $802,000, net of its discount and allowance.


NOTE D - MARKETABLE EQUITY SECURITIES AND INVESTMENTS

At February 29, 1996, the Company owned 266,000 shares of MicroTel International, Inc. (MOL) which it accounts for as an available for sale security. On September 3, 1996, in a move from the American Stock Exchange to the NASDAQ Small Cap market, Microtel recognized a 1 for 5 reverse split reducing the Company's ownership to 53,200 shares. Microtel's market value was $166,000 and $465,000 at August 31, 1996 and February 29, 1996, respectively. In accordance with SFAS 115, the Company has reflected unrealized gains and losses on the MicroTel shares as a separate component of shareholders' equity.

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE E - Long-Term Debt

Long-term debt consisted of the following:
                                                      AUGUST 31,   February 29,
                                                         1996          1996
                                                     ----------  ------------

Term loan facility.                                  $2,400,000    $2,800,000

Note payable to bank; quarterly principal
  payments of $10,000 plus interest at 86% of
  prime (8.25% at August 1996); collateralized
  by land, building and equipment with a net
  book value of $660,000 at August 31, 1996.             59,000        69,000

Mortgage payable to bank; monthly principal
  payments of $5,000 plus interest at prime
  plus 1%; balloon payment of outstanding
  principal due October 1, 1996; collateralized
  by land and building with a net book value of
  $1,009,000 at August 31, 1996.                        240,000       269,000

Note payable to industrial development
  authority; monthly payment of $4,000
  including interest at 6.5%; collateralized
  by land and building with a net book value
  of $528,000 at August 31, 1996.                       200,000       217,000

Note payable to bank; monthly principal
  payments of $24,000 including interest
  at 9%; collateralized by computer
  equipment with a net book value of
  $505,000 at August 31, 1996.                           51,000       154,000

Note payable to bank; monthly payment of $8,000
  plus interest at prime plus 1%; collateralized
  by machinery and equipment with a net book
  value of $400,000 at August 31, 1996.                   7,000        53,000

Note payable to bank; monthly payment of
  $2,000 plus interest at prime plus 1%;
  collateralized by land and buildings
  with a net book value of $183,000.                     91,000       111,000

Other                                                    30,000        48,000
                                                     ----------   -----------

                                                      3,078,000     3,721,000
Less current portion                                  1,384,000     1,381,000
                                                     ----------   -----------
                                                     $1,694,000    $2,340,000
                                                     ==========  ============

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E - Long-term Debt (Continued)

  On April 1, 1996, the Company acquired substantially all the assets and assumed all the liabilities of Teltron Technologies, Inc. in exchange for a demand note payable to an officer and shareholder of the Company in the amount of $900,000 with interest payable monthly at prime plus one percent.


NOTE F - Contingencies

  On June 10, 1995, the Company and its principal shareholder were named in an Administrative Order issued by the Environmental Protection Division (EPD) of the Georgia Department of Natural Resources regarding the investigation and removal of hazardous substances on certain property located in Atlanta, Georgia which the principal shareholder partially leased to the Company. The Order imposed obligations which are basically the same as those set forth in a Consent Order which was entered into in 1994 between the EPD and a former owner of the property. The former owner essentially took responsibility for the hazardous materials and agreed to investigate and remove the substances. Due to the acceptance of responsibility by the former owner, management considered this matter resolved and consequently previous disclosure was not provided.

During the quarter ending August 31, 1996, the Company learned that the EPD informed the former owner that it had violated the Consent Order and commenced its own clean-up activities through the use of an independent contractor. The former owner strongly denies any violations under the Order. The EPD may attempt to pursue reimbursement of its clean-up expenses from the former owner, the Company, the principal shareholder, or any combination of these persons and possibly others. The amount of any liability, if any, associated with this potential claim is not currently determinable. Management believes that if any claim is made by EPD, the Company would present a strong defense based upon the disparity between the location of the CRT storage areas and the hazardous substances discovered on the property and the lack of evidence that any hazardous substances were or could have been released by the Company's CRTs.

                                    PART I


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations
---------------------

 The following table sets forth, for the three months ended August 31, 1996 and 1995, the percentages which selected items in the Statements of Income bear to total revenues:

                                    Fiscal Quarter          Six Months
                                    Ended August 31,      Ended August 31,
                                    1996       1995       1996      1995
                                    ----       ----       ----      ----
Sales
 CRT and components                 51.4%      47.4%      49.6%     48.1%
 Wholesale electronic parts         48.6       52.6       50.4      51.9
                                   -----       ----      -----     -----
                                   100.0%     100.0%     100.0%   100.00%
                                   =====      =====      =====    ======
Cost and expenses
 Cost of goods sold                 62.4%      63.0%      63.1%     62.7%
 Selling and delivery                8.6        9.6        8.2       9.6
 General and administrative         18.3       19.4       19.2      19.1
                                   -----      -----      -----     -----
                                    89.3       92.0       90.5      91.4

Income from Operations              10.7        8.0        9.5       8.6
Interest expense                    (2.6)      (2.5)      (2.5)     (2.5)
Other income (expense)               ---       (0.5)       ---      (0.2)
                                   -----       ----      -----     -----
 Income before income taxes          8.1        5.0        7.0       5.9
Provision for income taxes           2.3        1.8        2.2       1.8
                                   -----       ----      -----     -----

Net income                           5.8%       3.2%       4.8%      4.1%
                                   =====      =====      =====     =====

Net Sales
---------

 Consolidated net sales increased $1,469,000 or 12.8% for the three months ended August 31, 1996 as compared to the same period one year ago. Consolidated net sales increased by $1,616,000 or 6.9% for the six month period ended August 31, 1996 as compared to the six months ended August 31, 1995.

     CRT sales increased $1,210,000 or 22.2% and $1,153,000 or 10.2% for the three and six months ended August 31, 1996 as compared to August 31, 1995.

     Wholesale parts sales increased $259,000 or 4.3% and $463,000 or 3.8% for the same comparative periods.

     The increase of CRT sales can be attributed to the addition of two new subsidiaries added in fiscal 1997. The new subsidiaries added $1,483,000 and $1,653,000 to the three and six months ended August 31, 1996, respectively.

     The net increase in wholesale parts sales includes increases of $1,363,000 in sales of replacement parts to major electronics distributors in the six months ended August 31, 1996 compared to one year ago. The fire and safety product line has added $390,000 year to date over one year ago. The offsetting declines of $1,290,000 reflect the growing trend of small distribution companies and consumer shops being absorbed or eliminated by large discount chains.

Gross Margins
-------------

      Consolidated gross margins as a percentage of sales were 37.6% verses 37.0% for the three months ended August 31, 1996 as compared to August 31, 1995. Gross margins were 36.8% versus 37.3% for the same comparative six month periods.

Operating Expenses
------------------

      Selling and general and administrative expenses increased slightly in dollar amounts in the three and six month comparative periods, but decreased as a percentage of sales from 29% to 26.9% and 28.7% to 27.4% for the three and six months ended August 31, 1996 and 1995.

Interest Expense
----------------

      Interest expense increased $58,000 for the three months and $49,000 for the six months ended August 31, 1996 compared to the same periods a year ago. There was a reduction of benefit of $82,000 year to date due to the expiration of the interest swap agreements in May 1996, comparatively. Additional interest expense was incurred due to the increased debt of $2,900,000 issued in conjunction with the two acquisitions completed in the first half of this year.

Income Taxes
------------

      The Company's effective tax rate for the second quarter of fiscal 1997 was 28.2% as compared to 36.3% for the same period a year ago. The effective tax rate for the six months ended August 31, 1996 compared to August 31, 1995 was 31.3% versus 30.6%. The second quarter of fiscal 1997 reflected higher income generated by foreign subsidiaries whereas the first quarter of fiscal 1996 reflected higher foreign income. The year to date figures are comparative. The foreign subsidiary has a tax loss carry forward which is applicable to these earnings.

Foreign Currencies
------------------

      The Company recorded a $39,000 increase to shareholders' equity in the first six months of fiscal 1997 related primarily to the Company's Mexican facility and the effects on its financial statements calculated using the Mexican peso as its functional currency. The peso rebounded slightly in the first quarter and remained stable in the second quarter accounting for the gain reported.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital was $13,133,000 at August 31, 1996 as compared to $11,996,000 at February 29, 1996.

     Net cash provided by operating activities for the six months ended August 31, 1996 was $468,000 on net income of $1,206,000.

     Capital expenditures for fiscal 1997 are not anticipated to be significant other than the leasehold improvements and moving costs associated with the relocation of the Arizona electron gun facility to Stone Mountain, Georgia. Those relocation costs are estimated to be $262,000.

     In fiscal 1995, the Company entered into a new loan agreement with the bank providing a $4,000,000 five year term loan and a one year $10,000,000 revolving line of credit. The revolver has been extended through October 31, 1996. The Company does not anticipate problems in the renegotiation of the debt.

     In April 1996, the Company exercised its option to purchase substantially all the assets and assume the liabilities of Teltron Technologies, Inc. ("TTI") from officers and shareholders of the Company for cash and a demand note payable of $900,000 as discussed in Note B of the financial statements.

     On June 1, 1996, the Company acquired 100% of the stock of Z-Axis, Inc. The Company issued $2,000,000 of 8% convertible subordinated debentures in payment for the acquisition as discussed in Note B of the financial statements. Z-Axis, Inc., founded in 1989 with strong support of the Company's management, manufactures and markets specialty monochrome and color CRT monitor assemblies.

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

                                 PART II


Item 1.  Legal Proceedings

     On June 10, 1995, the Company and its principal shareholder were named in an Administrative Order issued by the Environmental Protection Division (EPD) of the Georgia Department of Natural Resources regarding the investigation and removal of hazardous substances on certain property located in Atlanta, Georgia which the principal shareholder partially leased to the Company. The Order imposed obligations which are basically the same as those set forth in a Consent Order which was entered into in 1994 between the EPD and a former owner of the property. The former owner essentially took responsibility for the hazardous materials and agreed to investigate and remove the substances. Due to the acceptance of responsibility by the former owner, management considered this matter resolved and consequently previous disclosure was not provided.

     During the quarter ending August 31, 1996, the Company learned that the EPD informed the former owner that it had violated the Consent Order and commenced its own clean-up activities through the use of an independent contractor. The former owner strongly denies any violations under the Order. The EPD may attempt to pursue reimbursement of its clean-up expenses from the former owner, the Company, the principal shareholder, or any combination of these persons and possibly others. The amount of any liability, if any, associated with this potential claim is not currently determinable. Management believes that if any claim is made by EPD, the Company would present a strong defense based upon the disparity between the location of the CRT storage areas and the hazardous substances discovered on the property and the lack of evidence that any hazardous substances were or could have been released by the Company's CRTs.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         The Company did not file any reports on Form 8-K during the six months ended August 31, 1996.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                  VIDEO DISPLAY CORPORATION



October 14, 1996             By:  s/s Ronald D. Ordway
                                  -------------------------
                                  Ronald D. Ordway
                                  Chief Executive Officer



                             By:  s/s Carol D. Franklin
                                  -------------------------
                                  Carol D. Franklin
                                  Chief Financial Officer