Form 10-Q
period 1996-11-30
VIDEO DISPLAY CORP
filed 1997-01-15
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 1996  Commission File Number 0-13394


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


                             Yes   X       No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


                  Class                    Outstanding at November 30, 1996
         --------------------------        --------------------------------
         Common Stock, No Par Value                   3,907,413

                           VIDEO DISPLAY CORPORATION


                                     INDEX

                                                                            PAGE
                                                                            ----


PART I.  FINANCIAL INFORMATION
         --------- -----------

         Item 1.  Financial Statements (unaudited)
           Consolidated balance sheets - November 30, 1996
             and February 29, 1996                                          3-4

           Consolidated statements of operations -
             Fiscal Quarter and Nine Months ended
             November 30, 1996 and 1995                                       5

           Consolidated statements of shareholders'
             equity - Twelve months ended February 29, 1996
             and the Nine Months Ended November 30, 1996                      6

           Consolidated statements of cash flows -
             Nine Months Ended November 30, 1996 and 1995                   7-8

           Notes to consolidated financial statements -
             November 30, 1996                                              9-12

         Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations                13-15


PART II.  OTHER INFORMATION
          ----- -----------

          Item 1.  Legal Proceedings                                          16
          Item 2.  Changes in Securities                                      16
          Item 3.  Defaults upon its Senior Securities                        16
          Item 4.  Submission of Matters to a Vote of
                     Security Holders                                         16
          Item 5.  Other Information                                          16
          Item 6.  Exhibits and reports on Form 8-K                           16


SIGNATURES

                   Video Display Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                               November 30,   February 29,
                                                   1996           1996
                                               -------------  -------------
                                                 UNAUDITED      (NOTE A)
                                                  Assets
Current assets:
 Cash and cash equivalents (including
  restricted cash of $72,000 and $63,000)        $ 1,737,000  $  1,057,000
 Notes and accounts receivable, less
  allowance for possible losses of
  $139,000                                         6,314,000     5,039,000
 Receivable from affiliates                               --       558,000
 Note receivable, net of unamortized
  discount of $36,000 and $33,000,
  respectively (Note C)                              144,000       144,000
 Inventories:
  Raw materials                                    4,275,000     3,272,000
  Finished goods                                  18,585,000    16,178,000
 Prepaid expenses                                    384,000       276,000
 Deferred income taxes                               497,000       497,000
                                                 -----------  ------------
Total current assets                              31,936,000    27,021,000

Property, plant and equipment:
 Land                                                435,000       355,000
 Buildings                                         3,903,000     3,606,000
 Machinery and equipment                          12,913,000    11,862,000
                                                 -----------  ------------
                                                  17,251,000    15,823,000
 Accumulated depreciation and amortization       (12,318,000)  (11,307,000)
                                                 -----------  ------------
                                                   4,933,000     4,516,000

Investments (Note D)                                 429,000       622,000

Note receivable, net of unamortized
 discount of $113,000 and $146,000 and
 allowance for possible losses of
 $321,000 (Note C)                                   622,000       730,000

Goodwill, net of accumulated amortization
 of $823,000 and $729,000 (Note B)                 2,325,000     1,369,000

Other assets                                         240,000       161,000
                                                 -----------  ------------

Total assets                                     $40,485,000  $ 34,419,000
                                                 ===========  ============

The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              November 30,   February 29,
                                                  1996           1996
                                              -------------  -------------
                                                UNAUDITED      (NOTE A)
Liabilities and Shareholders' Equity
Current liabilities:
  Note payable (Note E)                        $10,143,000    $ 9,089,000
  Notes payable to officers and
    shareholders                                 1,225,000        220,000
  Accounts payable                               3,181,000      2,457,000
  Accrued liabilities                            2,478,000      1,878,000
  Current maturities of long-term debt
    (Note E)                                     1,384,000      1,381,000
                                               -----------    -----------
Total current liabilities                       18,411,000     15,025,000

Long-term debt (Note E)                          1,424,000      2,340,000
Convertible debentures (Note B)                  2,000,000            ---
Deferred income taxes                              407,000        403,000
Minority interests                                 416,000        372,000

Commitments and contingencies (Note F)                 ---            ---

Shareholders' equity
  Preferred stock, no par value - shares
    authorized 2,000,000; none issued and
    outstanding                                        ---            ---
  Common stock, no par value - shares
    authorized 10,000,000; issued and
    outstanding shares 3,907,000                 3,529,000      3,529,000
  Additional paid-in capital                        81,000         81,000
  Retained earnings                             15,551,000     13,655,000
  Net unrealized gain (loss) on marketable
    equity securities                             (146,000)       200,000
  Currency translation adjustments              (1,188,000)    (1,186,000)
                                               -----------    -----------

  Total shareholders' equity                    17,827,000     16,279,000
                                               -----------    -----------


Total liabilities and shareholders' equity     $40,485,000    $34,419,000
                                               ===========    ===========

        The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Fiscal Quarter and Nine Months Ended November 30,
                                  (UNAUDITED)


                                            1996          1995          1996          1995
                                        ------------  ------------  ------------  ------------

Net sales                               $13,269,000   $12,644,000   $38,328,000   $36,087,000

Cost of goods sold                        8,354,000     7,557,000    24,170,000    22,255,000
                                        -----------   -----------   -----------   -----------

     Gross profit                         4,915,000     5,087,000    14,148,000    13,832,000

Operating expenses:
  Selling and delivery                      768,000     1,193,000     2,820,000     3,453,000
  General and administrative              2,868,000     2,552,000     7,676,000     7,029,000
                                        -----------   -----------   -----------   -----------
                                          3,636,000     3,745,000    10,496,000    10,482,000

     Operating profit                     1,279,000     1,342,000     3,654,000     3,350,000


Other income (expense)
  Interest expense                         (317,000)     (289,000)     (931,000)     (854,000)
  Foreign currency exchange loss                ---      (440,000)          ---      (510,000)
  Other, net                                  6,000        (1,000)       15,000        23,000
                                        -----------   -----------   -----------   -----------
                                           (311,000)     (730,000)     (916,000)   (1,341,000)

     Income before minority interest        968,000       612,000     2,738,000     2,009,000

Minority interest                            22,000         1,000        36,000        13,000
                                        -----------   -----------   -----------   -----------

    Income before income taxes              946,000       611,000     2,702,000     1,996,000

Income taxes                                256,000       260,000       806,000       683,000
                                        -----------   -----------   -----------   -----------

    Net Income                          $   690,000   $   351,000     1,896,000   $ 1,313,000
                                        ===========   ===========   ===========   ===========


Earnings per share of common stock      $      0.18   $      0.09   $      0.48   $      0.33
                                        ===========   ===========   ===========   ===========

Weighted average shares outstanding       3,961,000     3,963,000     3,961,000     3,963,000
                                        ===========   ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 29, 1996 and
                    the Nine Months Ended November 30, 1996

                                                                                            Net Unrealized
                                                                                            Gain (Loss) on
                                                                    Foreign                   Concurrent
                                                                   Currency     Additional    Marketable
                                         Common      Retained     Translation    Paid In        Equity
                                          Stock      Earnings     Adjustments    Capital      Securities
                                       -----------  -----------  -------------  ----------  ---------------

Balance at February 28, 1995           $3,821,000   $11,876,000   $(1,020,000)          --      $  (81,000)
  Net earnings for year                        --     1,779,000            --           --              --
  Contribution of capital from
    gain realized on sale of stock
    by officer                                 --            --            --      $81,000              --
  Repurchase and retirement of
    168,000 shares of common stock       (292,000)           --            --           --              --
  Currency translation adjustment              --            --      (166,000)          --              --
  Net unrealized gain on noncurrent
    marketable equity securities               --            --            --           --         281,000
                                       ----------   -----------   -----------      -------      ----------

Balance at February 29, 1996           $3,529,000   $13,655,000   $(1,186,000)     $81,000      $  200,000
                                       ----------   -----------   -----------      -------      ----------

  Net income for year to date                  --     1,896,000            --           --              --
  Currency translation adjustment              --            --        (2,000)          --              --
  Unrealized loss on marketable
  equity securities                            --            --            --           --        (346,000)
                                       $3,529,000   $15,551,000   $(1,188,000)     $81,000       $(146,000)
                                       ==========   ===========   ===========      =======       =========

         The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                            STATEMENTS OF CASH FLOWS
                    For the Nine Months ended November 30,


                                                         1996          1995
                                                     -----------   -----------

Net cash provided by operating activities            $   704,000   $ 2,354,000

Investing activities

Purchase of property, plant and equipment               (434,000)     (173,000)
Purchase of investment                                   (12,000)     (157,000)
Decrease in investments                                      ---        37,000
Teltron acquisition                                      (40,000)          ---
Z-Axis acquisition - cash received                       150,000           -0-
Increase in other assets                                 (95,000)       (4,000)
                                                     -----------   -----------
Net cash used in investing activities                   (431,000)     (297,000)

Financing activities

Proceeds from long-term debt and
  lines of credit                                     15,703,000    24,030,000
Proceeds on note receivable                              135,000       120,000
Payments on long-term debt and
  lines of credit                                    (15,457,000)  (24,933,000)
Repurchase of common stock                                   ---      (291,000)
Contribution of capital from
  sale of stock by officer                                   ---        81,000
                                                     -----------   -----------
Net cash used in financing activities                    381,000      (993,000)

Effect of exchange rates on cash                          26,000        72,000
                                                     -----------   -----------

Net increase (decrease) in cash                          680,000     l,136,000

Cash, beginning of period                              1,057,000       104,000
                                                     -----------   -----------

Cash, end of period                                  $ 1,737,000   $ 1,240,000
                                                     ===========   ===========

        The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                            STATEMENTS OF CASH FLOWS
                     For the Nine Months ended November 30,

                                                         1996          1995
                                                     -----------   -----------
Reconciliation of Net Earnings from
  Continuing Operations to Net Cash
  Provided by (Used in) Operating
  Activities

Net earnings from continuing operations              $ 1,896,000   $ 1,313,000




Adjustments to reconcile net earnings
  to net cash provided by operations:
  Depreciation and amortization                          997,000     1,320,000
  Amortized interest on note receivable                  (27,000)      (30,000)
  Decrease in allowance for doubtful accounts              ---          (3,000)



Changes in operating assets and liabilities
  net of effects from acquisitions:
  Decrease in accounts receivable                        (85,000)     (278,000)
  Increase in inventory                               (2,427,000)   (1,810,000)
  Increase in prepaid expenses                           (89,000)      (79,000)
  Increase in accounts payable
    and accrued expenses                                 394,000     1,901,000
  Increase in minority interest                           45,000        20,000
                                                     -----------   -----------


Net cash provided by (used in) continuing
  operations                                         $   704,000   $ 2,354,000
                                                     ===========   ===========

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of November 30, 1996 and the Consolidated Statement of Earnings for the nine months ended November 30, 1996 and 1995.


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

NOTE B - ACQUISITIONS (Continued)

Pro forma Consolidated Results of Operations
--------------------------------------------

The following table summarizes unaudited pro forma consolidated results of operations of the Company, assuming the acquisitions had occurred at the beginning of each of the following periods:

                                  Three months ended          Nine months ended
                                     November 30,                November 30,
                                  1996           1995          1996        1995
                             --------------  -------------  ----------  ----------
Net sales                        13,269,000     13,696,000  39,386,000  39,048,000
Earnings from cont.
  operations                      1,279,000      1,445,000   3,829,000   3,735,000
Net earnings                        690,000        416,000   2,005,000   1,554,000
Net earnings per share                $0.18          $0.11       $0.51       $0.39


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

In conjunction with the above settlement, the Company received an unsecured note receivable with a face value of $1,500,000 due in monthly installments of $15,000 over a term of 100 months. The note is non-interest bearing for the first 50 payments and interest bearing, at prime plus 1% over the remaining 50 payments. As of November 30, 1996, the note is recorded at a total of $766,000, net of its discount and allowance.


NOTE D - MARKETABLE EQUITY SECURITIES AND INVESTMENTS

At February 29, 1996, the Company owned 266,000 shares of MicroTel International, Inc. (MOL) which it accounts for as an available for sale security. On September 3, 1996, in a move from the American Stock Exchange to the NASDAQ Small Cap market, Microtel recognized a 1 for 5 reverse split reducing the Company's ownership to 53,200 shares. Microtel's market value was $120,000 and $465,000 at November 30, 1996 and February 29, 1996, respectively. In accordance with SFAS 115, the Company has reflected unrealized gains and losses on the MicroTel shares as a separate component of shareholders' equity.

                  Video Display Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E - LONG-TERM DEBT


Long-term debt consisted of the following:
                                                 November 30, February 29,
                                                     1996         1996
                                                  ----------  -----------
Term loan facility.                               $2,200,000   $2,800,000

Note payable to bank; quarterly principal
 payments of $10,000 plus interest at 86% of
 prime (8.25% at August 1996); collateralized
 by land, building and equipment with a net
 book value of $660,000 at November 30, 1996.         40,000       69,000

Mortgage payable to bank; monthly principal
 payments of $5,000 plus interest at 8.6%
 collateralized by land and building with
 a net book value of $618,000.                       241,000      269,000

Note payable to industrial development
 authority; monthly payment of $4,000
 including interest at 6.5%; collateralized
 by land and building with a net book value
 of $528,000.                                        192,000      217,000

Note payable to bank; monthly principal
 payments of $24,000 including interest
 at 9%; collateralized by computer
 equipment with a net book value of
 $500,000.                                            28,000      154,000

Note payable to bank; monthly payment of
 $8,000 plus interest at prime plus 1%;
 collateralized by machinery and equipment
 with a net book value of $400,000.                      ---       53,000

Note payable to bank; monthly payment of
 $2,000 plus interest at prime plus 1%;
 collateralized by land and buildings
 with a net book value of $183,000.                   83,000      111,000

Other                                                 24,000       48,000
                                                  ----------  -----------

                                                   2,808,000    3,721,000
Less current portion                               1,384,000    1,381,000
                                                  ----------  -----------
                                                  $1,424,000   $2,340,000
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

     The Company's $10,000,000 revolver expired December 31, 1996 and the Company is currently in discussions with its lender regarding the terms of an extension of its credit line. The Company does not anticipate problems in the renegotiation of the debt.

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

                                    PART I
                                    ------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations
---------------------

     The following table sets forth, for the nine months and three months ended November 30, 1996 and 1995, the percentages which selected items in the Statements of Operations bear to total revenues:


                                  Fiscal Quarter         Nine Months
                                 Ended August 31,      Ended August 31,
                                 1996       1995        1996      1995
                                 ----       ----        ----      ----
Sales
 CRT and components               51.2%      52.3        50.2%     49.6%
 Wholesale electronic parts       48.8       47.7        49.8      50.4
                                 -----      -----       -----     -----
                                 100.0%     100.0%      100.0%    100.0%
                                 =====      =====       =====     =====
Cost and expenses
 Cost of goods sold               63.0%      59.8%       63.1%     61.7%
 Selling and delivery              5.8        9.4         7.4       9.6
 General and administrative       21.6       20.2        20.0      19.4
                                 -----      -----       -----     -----
                                  90.4       89.4        90.5      90.7

Income from Operations             9.6       10.6         9.5       9.3
Interest expense                  (2.4)      (2.3)       (2.4)     (2.4)
Other income (expense)            (0.1)      (3.5)       (0.1)     (1.4)
                                 -----      -----       -----     -----
 Income before income taxes        7.1        4.8         7.0       5.5
Provision for income taxes         1.9        2.0         2.1       1.9
                                 -----      -----       -----     -----
Net income                         5.2%       2.8%        4.9%      3.6%
                                 =====      =====       =====     =====

Net Sales
---------

     Consolidated net sales increased $625,000 or 4.9% for the three months ended November 30, 1996 as compared to the same period one year ago. Consolidated net sales for the nine months ended November 30, 1996 increased $2,241,000 or 5.8% as compared to the nine months ended November 30, 1995.

     CRT sales increased $176,000 or 2.7% and $1,330,000 or 7.4% for the three and nine months ended November 30, 1996 as compared to November 30, 1995.

     Wholesale parts sales increased $448,000 or 7.4% and $912,000 or 5.0% for the same comparative periods.

     The increase of CRT sales can be attributed to the addition of two new subsidiaries added in fiscal 1997. The new subsidiaries added $1,080,000 and $3,895,000 to the three and nine months ended November 30, 1996, respectively.

     The net increase in wholesale parts sales includes increases of $1,700,000 in sales of replacement parts to major electronics distributors in the nine months ended November 30, 1996 compared to one year ago. The fire and safety product line has added $358,000 year to date over one year ago. The offsetting declines of $1,146,000 reflect the growing trend of small distribution companies and consumer shops being absorbed or eliminated by large discount chains.

Gross Margins
-------------

     Consolidated gross margins as a percentage of sales were 36.9% verses 38.3% for the nine months ended November 30, 1996 as compared to November 30, 1995. The decline in gross margins can be attributed primarily to the wholesale parts division. While sales of replacement parts to major electronics distributors increased $1.7 million for the first nine months, those sales are at lower margins than are generated from sales to other dealer and end user consumers.

Operating Expenses
------------------

     Selling and general and administrative expenses increased slightly in dollar amounts in the six month comparative periods, but decreased as a percentage of sales from 29.6% to 27.4% and 29.0% to 27.4% for the three and nine months ended November 30, 1996 and 1995.

Interest Expense
----------------

     Interest expense increased $28,000 for the three months and $77,000 for the nine months ended November 30, 1996 compared to the same periods a year ago. There was a reduction of benefit of $116,000 year to date due to the expiration of the interest swap agreements in May 1996, comparatively. Additional interest expense was incurred due to the increased debt of $2,900,000 issued in conjunction with the two acquisitions completed in the first half of this year.

Income Taxes
------------

     The Company's effective tax rate for the third quarter of fiscal 1997 was 27.1% as compared to 42.5% for the same period a year ago. The effective tax rate for the nine months ended November 30, 1996 compared to November 30, 1995 was 29.8% versus 34.2%. The third quarter and year to date fiscal 1997 effective tax rate reflects higher income generated by foreign subsidiaries for which no tax provision has been accrued. The foreign subsidiary has a tax loss carry forward which is applicable to these earnings.

Foreign Currencies
------------------

     The Company recorded a $2,000 decrease to shareholders' equity in the first nine months of fiscal 1997 related primarily to the Company's Mexican facility and the effects on its financial statements calculated using the Mexican peso as its functional currency. The peso has remained relatively stable since the beginning of this fiscal year.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital was $13,525,000 at November 30, 1996 as compared to $11,996,000 at February 29, 1996.

     Net cash provided by operating activities for the nine months ended November 30, 1996 was $704,000 on net income of $1,896,000.

     Capital expenditures for fiscal 1997 are not anticipated to be significant other than the leasehold improvements and moving costs associated with the relocation of the Arizona electron gun facility to Stone Mountain, Georgia. Those relocation costs are estimated to be $262,000.

     In fiscal 1995, the Company entered into a new loan agreement with the bank providing a $4,000,000 five year term loan and a one year $10,000,000 revolving line of credit. The revolver expired December 31, 1996 and the Company is currently in discussions with its lender regarding the terms of an extension of its credit line. The Company does not anticipate problems in the renegotiation of the debt.

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

                                    PART II


Item 1.  Legal Proceedings

     None in the third quarter of fiscal 1997. See Form 10-Q for the quarter ended August 31, 1996.


Item 2.  Changes in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         The Company did not file any reports on Form 8-K during the nine months ended November 30, 1996.

                                  SIGNATURES
                                  -----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                       VIDEO DISPLAY CORPORATION



January 15, 1996                  By:  s/s Ronald D. Ordway
                                       -----------------------
                                       Ronald D. Ordway
                                       Chief Executive Officer



                                  By:  s/s Carol D. Franklin
                                       -----------------------
                                       Carol D. Franklin
                                       Chief Financial Officer