Form 10-K
period 1997-02-28
VIDEO DISPLAY CORP
filed 1997-06-11
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20552


                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission file number
FEBRUARY 28, 1997                                             0-13394
                           VIDEO DISPLAY CORPORATION
             (Exact name of registrant as specified in its charter)

GEORGIA                                                     58-1217564
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

              1868 TUCKER INDUSTRIAL DRIVE, TUCKER, GEORGIA  30084
             (address of principal executive offices and zip code)

Registrant's telephone number, including area code:        (770) 938-2080

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at May 23, 1997 is $7,273,000.

The number of shares outstanding of the registrant's Common Stock as of May 23, 1997 is 3,907,413.

                   DOCUMENTS INCORPORATED BY REFERENCE HEREIN

Certain exhibits which were filed with the Securities and Exchange Commission as part of the registrant's Registration Statement on Form S-18 (Commission File No. 2-94626-A) are incorporated by reference into Part IV.

Portions of the proxy statement for the annual 1997 shareholders meeting are incorporated by reference into Part III.

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

DESCRIPTION OF PRINCIPAL BUSINESS

Video Display Corporation was incorporated in the State of Connecticut in 1975, and through a tax free reorganization became a Georgia corporation in 1984. The Company began its operations as a single recycling plant in Stone Mountain, Georgia providing replacement CRTs for color and black/white television sets. Beginning in 1983, with the growth of the computer industry, the Company expanded to meet the needs of the replacement market for computer monitors and other data display screens. To accomplish this objective, the Company acquired
production equipment and customers from other smaller CRT remanufacturers.   The
Company and its plants in Louisiana, Pennsylvania, Georgia, Texas, New York and Monterrey, Mexico combine to form a national CRT-OEM (original equipment manufacturer) manufacturing and distribution network with recycling capabilities. The plants in this network have over 81 years of OEM production experience.

In June 1986, the Company acquired Southwest Vacuum Devices, Inc. ("Southwest") and a majority interest in English based Griftronic Emission, Ltd. (renamed Video Display (Europe) Ltd. ("VDC, Ltd.") in 1991). In fiscal 1989, the Company also completed the acquisition of a substantial majority of the outstanding shares of Apex Electronics, Inc. ("Apex") of Passaic, New Jersey. These companies are involved in the manufacturing, marketing and distribution of electron guns and related hardware. The electron gun is the main component of a CRT and the acquisition of these companies gives Video Display the ability to supply virtually all of its electron gun requirements from these subsidiaries.

In May 1988, the Company acquired Fox International Ltd., Inc. ("Fox") of Cleveland, Ohio and Dallas, Texas. Fox then added locations in Chicago, Illinois, Setauket, New York and Orlando, Florida by acquiring assets and existing leases of operating distributors. Upon acquiring these locations, Fox increased the total inventory lines and implemented the Company's operating policies so that all locations of Fox operate on a similar basis. Fox has since closed its Florida location. Fox is involved in the wholesale distribution of consumer electronic parts for most major U.S. and foreign electronic manufacturers.

In December 1989, the Company incorporated Vanco International, Inc. ("Vanco"). Subsequent to that date, Vanco International, Inc. purchased substantially all the assets and assumed the liabilities of Vanco, Inc. Vanco is primarily engaged in the wholesale distribution of consumer electronic products and accessories.

In November 1991, the Company formed Video Electronics, S.A. de C.V. ("Video Electronics"), a wholly- owned subsidiary. Video Electronics subsequently leased equipment and manufacturing space in Monterrey, Mexico and began production of CRTs. The subsidiary's primary focus is in manufacturing certain monochrome CRT types for distribution to the U.S. market. In fiscal 1993, the subsidiary obtained the CSA (Canadian Standards Association) and UL (Underwriters Laboratory) safety approvals for its recycled products.

In April 1996, the Company acquired the assets and assumed certain of the liabilities of Teltron Technologies, Inc. ("Teltron"). Teltron is involved in the development and production of new and recycled camera and cathode ray tubes and special purpose sensors. Teltron's products are used in camera tube applications including nuclear inspection, UV sensing, x-ray, and astronomy; military applications including avionic instrument displays, marine radar displays, helmet mounted displays, vehicular displays, and target monitoring image tubes; and in cathode ray tube applications including OEM displays, flying spot scanners, photo typesetting and electrostatic deflection tube applications.

In June 1996, the Company acquired the stock of Z-Axis, Inc. ("Z-Axis"). Z-Axis is involved in the design and production of color and monochrome video display monitors. Z-Axis' monitors are used in industrial control, medical instruments, test equipment, visual aid devices, on-board tracking systems, point-of-sale terminals and naval tactical displays.

Video Display Corporation continues to explore opportunities to expand the products offered in the replacement market. This expansion will be achieved by adding new products to its inventory or by acquiring existing companies which enhance the Company's position in the electronic replacement market. Research and development primarily consists of establishing the interchangeability of products from various manufacturers and when advantageous, manufacturing products to replace original electronic parts.

INDUSTRY SEGMENTS

This information is provided in the notes to consolidated financial statements,
Note 8, Page F-17.

PRODUCTS

CATHODE RAY TUBES ("CRTS")

Since its organization in 1975, Video Display Corporation has been engaged in the distribution and manufacture of CRTs using new and recycled CRT glass bulbs, primarily in the replacement market, for use in television sets and data display screens, including computer terminal monitors, medical monitoring equipment and various other data display applications. The Company currently markets CRTs in over 3,000 types and sizes.

The Company's CRT operations are conducted at its facility near Atlanta, Georgia, and at facilities located in: White Mills, Pennsylvania (Chroma); Bossier City, Louisiana (Novatron); Monterrey, Mexico (Video Electronics); Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Teltron); and Dallas, Texas (Magna View). At each facility, the Company acquires, primarily from its customers, used CRTs and recycles the glass bulb to meet original specifications.

The recycling process for monochrome CRTs involves the cleaning and reconditioning of the glass bulb and the insertion of new electronic components, which are purchased from original equipment manufacturers and the Company's electron gun subsidiaries. The Company's Atlanta and Monterrey, Mexico facilities also assemble monochrome CRTs using new glass bulbs obtained from suppliers in standard sizes where customer requirements warrant the higher cost of new glass. The recycling of color CRTs involves the insertion of new electronic components, while leaving the original display screen intact. All CRTs manufactured by the Company are tested for quality in accordance with standards approved by Underwriter's Laboratories, Inc. and are shipped to customers or warehoused to meet future customer demand. The Company provides one-year limited warranties on its computer and other data display CRTs and two-year limited warranties on its color television components. Management believes that the Company is the largest recycler of CRTs in the domestic replacement markets for both television and data display uses.

The Company also distributes new CRTs and other electronic tubes purchased from original manufacturers, both domestic and international. Some of these manufacturers offer large quantities of overstocked original manufactured tubes from time to time at significant price reductions. The Company acquires these tubes when the existing replacement market demonstrates adequate future demand and the purchase price allows a reasonable profit for the risk. However, these purchased inventories sometimes do not turn as quickly as other inventories. In fiscal 1997, distribution of new CRTs purchased from domestic and foreign manufacturers accounted for approximately sixty-five percent (65%) of the Company's data display CRT sales. Although the Company will continue to source CRTs from these manufacturers, it believes that as the demand for data display CRTs increases, the environmental concerns and the cost benefits of recycling will result in an increasing percentage of the Company's sales from recycled CRTs.

The Company markets its products through approximately 250 independent wholesale electronics distributors located throughout the U.S. and sells directly to original equipment manufacturers and their service organizations. The Company also supplies, under private-brand labeling, many of the replacement tubes marketed by several national brand name television set manufacturers.

In late fiscal 1996, the Company obtained a contract from a prime contractor with the United States government to provide CRT's for the AWACS military aircraft. The Company expects revenues from this contract of approximately $1.5 million over three years. Through February 28, 1997 the Company has recognized $654,000 in revenues under the contract.

The additions of Teltron and Z-Axis have added $5.3 million in revenues in fiscal 1997.

In addition to factors affecting the overall market for such products, the Company's sales volumes in both the color television and the data display CRT replacement markets are dependent upon the Company's ability to provide prompt response to customers' orders, while maintaining quality control and competitive pricing. While the Company's manufacturing activities are scheduled primarily around orders received, it also manufactures a wide variety of CRTs for stock inventory in anticipation of customer demand.

ELECTRON GUNS AND COMPONENTS

The Company acquired Southwest Vacuum Devices, Inc. (Tucson, Arizona) and a majority ownership of Video Display Corporation (Europe) Limited, formerly Griftronic Emission, Ltd. (Warwickshire, England) during fiscal 1987. In 1989, the Company acquired the assets of Cliftronics, Inc., Vega Tronic, L.P., and a majority of the stock of Apex Electronics, Inc. (Passaic, New Jersey). Cliftronics and Vega Tronic assets and production were moved to Tucson and the locations were closed. In fiscal 1997, the Company relocated Southwest Vacuum Devices, Inc. to Stone Mountain, Georgia.

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

The Company, through its electron gun division, primarily markets electron gun component parts to OEM companies who manufacture high resolution and specialty tubes for unique applications. The major production electron gun output of this division is consumed internally among the Company's own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $521,000 and $660,000 at cost in fiscal 1997 and 1996, respectively.

Electron gun sales are historically dependent upon the demand by the television CRT remanufacturers in the U.S. and internationally. The decline in electron gun sales over the last several years has reflected the reduced demand by the U.S. television CRT remanufacturers, as consumers in the U.S. have elected to
purchase new televisions instead of replacing the CRT in the old one.   Due to
this decline, the Company elected to discontinue direct marketing of television grade electron guns to remanufacturers during fiscal 1996. The Company continues to seek alternative growth oriented markets to fully utilize its electron gun and component assembly facilities.

ELECTRONIC PARTS

Fox distributes consumer electronic parts of most major consumer electronics manufacturers, both foreign and domestic. Fox resells these products to major electronic distributors, retail electronic repair facilities, third party contractual repair shops and directly to consumers. In its relationship with consumer electronic manufacturers, Fox receives the right, frequently exclusive, to ship parts to authorized dealers. Many of the manufacturers also direct inquiries for replacement parts to Fox. Each manufacturer requires a distributor to stock its most popular parts and monitors the order fill ratio to insure that their customers have access to sufficient replacement parts. Fox maintains very high fill ratios in order to secure favored distributor status from the manufacturers. This requires a significant investment in inventories.

The Company also imports, packages and distributes consumer electronic accessories for mobile and home audio, video, telephone, CB radio and general electronic usage through Vanco of Waukegan, Illinois. Approximately 95% of the product is purchased in bulk from various vendors in the Orient and repackaged in Vanco's warehouse for distribution. The Company primarily markets its products to retail electronic repair facilities, third party contractual repair shops and directly to the consumer. Many of the Company's customers are referred by the manufacturers. The Company also publishes a catalog which is primarily aimed at the small shop owner and the personal consumer. Some of the Company's products are resold by other distributors of electronic parts under the Vanco and Marmac product names.

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

EMPLOYEES

As of February 28, 1997, the Company employed a total of 570 persons on a full time basis. Of these, 101 are employed in executive, administrative, and clerical positions, 125 are employed in sales and distribution, and 344 are employed in manufacturing operations. Of the Company's 570 employees, 156 are employed at the Company's Mexican subsidiary. None of the employees are represented by a union, and the Company believes its employee relations to be satisfactory.

COMPETITION

Although the Company believes that it is the largest domestic recycler and distributor of recycled CRTs in the United States CRT replacement market, it competes with other CRT manufacturers, as well as OEM's, many of which have greater financial resources than the Company. The Company is the only firm that offers complete service in replacement markets with its manufacturing and recycling capabilities. As a wholesale distributor of original equipment purchased from other manufacturers, the Company also competes with numerous other distributors, as well as the manufacturers' own distribution centers, many of which are larger and have substantially greater financial resources than the Company. The Company's ability to compete effectively in this market is dependent upon its continued ability to respond promptly to customer orders and to offer competitive pricing. The Company expects that competition may increase, especially in the computer and other display replacement markets, should domestic and foreign competitors expand their presence in the domestic replacement markets.

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

The Company believes it has a competitive advantage in providing CRTs to the U.S. government through its acquisition of Teltron as this operation has over thirty years experience in providing reliable products and services to the U.S. government.

The Company's competition in the consumer electronics parts segment comes primarily from other parts distributors. Many of these distributors are smaller than the Company but a few are of equal or greater sales size. Prices for major manufacturers' products can be directly affected by the manufacturers' suggested resale price. The Company feels that its service to customers and warehousing and shipping network give it a competitive advantage. Growth is expected in the product lines as the Company utilizes its advantages of offering a complete inventory of parts and service to all of its different customer groups.



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

The following table details manufacturing, warehouse, and administrative facilities:


               Location                 Square Feet    Lease Expires
               --------                 -----------  -----------------

CRT and Electron Gun Manufacturing
     and Warehouse Facilities
----------------------------------

Tucker, Georgia                           59,000     October 31, 1998
Stone Mountain, Georgia                   51,000     February 29, 2000
Stone Mountain, Georgia                   45,000     December 31, 2001
Tucker, Georgia                           40,000     January 2,  2006
White Mills, Pennsylvania                110,000     Company Owned
Bossier City, Louisiana                   26,000     Company Owned
Passaic, New Jersey                       15,000     October 30, 1997
Dallas, Texas                             24,000     January 31, 2000
Monterrey, Mexico                        129,000     November 14, 1998
Warwickshire, England                      4,000     March 1, 2005
Phelps, New York                          20,000     Month to Month
Birdsboro, Pennsylvania                   10,000     Company Owned


Wholesale Electronic Parts Distribution
---------------------------------------

Solon, Ohio                               19,000     November 30, 1998
Bedford Heights, Ohio                     60,000     Company Owned
Richardson, Texas                         10,000     Month to Month
Chicago, Illinois                         10,000     Month to Month
Waukegan, Illinois                        25,000     December 30, 2000
Setauket, New York                        13,000     June 30, 1999



ITEM 3.  LEGAL PROCEEDINGS

In prior years, the Company had leased certain property which has been involved with certain consent orders issued by the Environmental Protection Division
(EPD) of the Georgia Department of Natural Resources. Management believes that the Company would present a strong defense should any claim be presented and the risk of any loss is minimal.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended February 28, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS

The Company's common stock is traded on the over-the-counter market under the symbol VIDE.

The following table shows the range of prices for the Company's common stock as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") for each quarterly period beginning on March 1, 1995.

                                              FOR FISCAL YEARS ENDED
                                     --------------------------------------
                                       FEBRUARY 28, 1997  FEBRUARY 29, 1996
                                     --------------------------------------
QUARTER ENDED                            HIGH      LOW      HIGH      LOW
-------------

May                                      $7.500   $3.750    $2.750   $1.625
August                                    6.500    2.750     6.375    1.875
November                                  5.125    3.375     6.250    3.000
February                                  5.500    3.500     4.625    2.500

There were approximately 1,097 holders of record of the Company's common stock as of May 23, 1997.

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

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data with respect to the Company's last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein:

                                                                 FOR FISCAL YEARS ENDED
                                        ----------------------------------------------------------------------
                                          FEB. 28,       FEB. 29,       FEB. 28,       FEB. 28,      FEB. 28,
                                            1997           1996           1995           1994          1993
                                        ----------------------------------------------------------------------
                                                         (In Thousands, Except Per Share Data)

STATEMENT OF OPERATIONS DATA
Net sales                                 $53,865       $48,112         $48,440       $53,067       $61,017
Operating profit                            3,970         3,704           1,227         1,631         1,977
Net income (loss)                           1,898         1,779              10           503          (796)
Net income (loss) per common
  share (primary)                         $  0.48       $  0.45         $  0.00       $  0.12       $  (.19)
Net income (loss) per common
  share (fully diluted)                   $  0.44       $  0.45         $  0.00       $  0.12       $  (.19)
Weighted average number of common
  and common equivalent shares
  outstanding (primary)                     3,960         3,968           4,129         4,134         4,120
Weighted average number of common
  and common equivalent shares
  outstanding (fully diluted)               4,322         3,968           4,129         4,134         4,120


BALANCE SHEET DATA
Total assets                              $40,887       $34,419         $34,161       $38,026       $40,677
Working capital                            13,784        11,996          10,713        18,864        21,351
Long-term obligations (a)                   3,962         2,340           3,717        11,129        15,156

(a) Includes convertible debentures of $2,000,000 in fiscal 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, the percentages which selected items in the Statements of Income bear to total revenues:

                                        1997                  1996                1995
                                ---------------------------------------------------------------
                                               (in thousands, except percentages)

                                    Amount      %         Amount     %         Amount     %
Sales:
CRT segment
 Data display CRTs                  $19,194   35.6%       $14,121   29.3%     $14,387    29.7%
 Television CRTs                      8,026   14.9          8,253   17.2        6,200    12.8
 Electron guns                          965    1.8          1,536    3.2        1,805     3.7
Wholesale distribution segment
 Consumer electronic parts           25,680   47.7         24,202   50.3       26,048    53.8
                                ---------------------------------------------------------------
                                    $53,865  100.0%       $48,112   100.0%     $48,440   100.0%
                                ===============================================================
Costs and expenses:
Cost of goods sold                  $35,509   65.9%       $30,227   62.8%     $32,686    67.5%
Selling and delivery                  4,487    8.3          4,614    9.6        4,765     9.8
General and administrative            9,899   18.4          9,567   19.9        9,762    20.2
                                ---------------------------------------------------------------
                                    $49,895   92.6%       $44,408   92.3%     $47,213    97.5%
                                ---------------------------------------------------------------
Income from operations              $ 3,970    7.4%       $ 3,704    7.7%     $ 1,227     2.5%

Interest expense, net               $(1,290)  (2.4)%      $(1,144)  (2.4)%    $(1,124)   (2.3)%
Other income (expense)                  (10)   0.0            145     .3          (89)    (.2)
                                ---------------------------------------------------------------

Income before income taxes            2,670    5.0          2,705    5.6           14     0.0
Provision for income taxes              772    1.4            926    1.9            4     0.0
                                ---------------------------------------------------------------
Net income                          $ 1,898    3.6%         1,779    3.7%     $    10     0.0%
                                ===============================================================

FISCAL 1997 COMPARED TO FISCAL 1996

NET SALES

Consolidated net sales in fiscal 1997 increased $5,753,000 or 12% as compared to the same period a year ago. CRT sales in fiscal 1997 increased $4,275,000 or 17.9%. The consumer electronic parts division sales increased $1,478,000 or 6.1% compared to a year ago.

The CRT division sales increased $4,275,000 or 17.9%. The acquisitions of Teltron and Z-Axis during fiscal 1997 contributed sales of $5,254,000 to the CRT division results. The offsetting decline of $979,000 includes a $571,000 decline in electron gun sales. This decline is primarily a result of the relocation of the Tucson, Arizona gun facility in March 1996 to Stone Mountain, Georgia. The gun facility did not resume full operations until late July 1996. Television grade CRTs sales declined $227,000 due primarily to a reduction of export sales and a decrease in customer demand for this type of tube.
Management anticipates the negative CRT sales trends will reverse in 1998 as the electron gun facility will be in operation for the entire fiscal year and the demand for larger size television grade CRTs is expected to increase.

The consumer electronics parts division sales increased $1,478,000 or 6.1%. This net increase is comprised of a net $2,748,000 increase in sales of replacement parts to major electronics distributors during the current fiscal year. The offsetting decline of $1,270,000 reflects the growing trend of certain customers, small distribution companies and consumer shops, being absorbed or eliminated by large discount chains. Sales in the fire and safety product line were flat in fiscal 1997. Management is currently exploring other opportunities to increase higher margin consumer electronic sales.

GROSS MARGINS

Consolidated gross profit margins decreased from 37.2% to 34.1% for the fiscal
year ended 1997.  CRT division margins decreased from 34.6% to 33.4%.   Included
in the prior year margins were significant bulk purchases of television grade tubes at reduced prices. Such purchases were not available to the Company in fiscal 1997. The acquisitions of Z-Axis and Teltron in the current year also contributed to the decline in margins as these two subsidiaries have historically had lower margins than the Company's CRT division. Also included in fiscal 1997 CRT division margins are adjustments for inventory obsolescence of $180,000.

Margins for the consumer parts distribution division declined from 40% to 34.6%. Margins were negatively affected due to increased sales to major electronic distributors at lower margins. Additionally, margins in the fire and safety product line decreased as a result of increased price competition with a major competitor.

OPERATING EXPENSES

Operating expenses increased $205,000 or 1.4% compared to one year ago. Included in these increases are the operating expenses of the acquired CRT companies of $958,000. Offsetting decreases of $753,000 included advertising, delivery and long distance service expenses that were targeted by the Company's management and reduced in fiscal 1997.

The Company continues to seek ways to further reduce operating expenses in fiscal 1998.

INTEREST EXPENSE

Interest expense increased $146,000 or 12.8% in fiscal 1997 due to increased borrowings incurred in the current fiscal year. The borrowings were in conjunction with the two acquisitions the Company made in fiscal 1997 resulting in increased debt of $2,900,000. These borrowings are at rates slightly higher (prime plus 1%) than the term loan and revolving line of credit facilities which are at prime plus 1/2%.

INCOME TAXES

The Company's effective tax rate for fiscal 1997 was 28.9% compared to 34.2% in fiscal 1996. See Note 7 of the consolidated financial statements for a table indicating the items affecting the effective tax rate.

FOREIGN CURRENCIES

The Company recorded a $125,000 decrease to shareholders' equity in 1997 for foreign currency translation adjustments related primarily to the Company's Mexican subsidiary and the effects on its financial statements calculated using the Mexican peso as its functional currency. The Company's Mexican subsidiary deals almost exclusively with the Company and had on its books a substantial payable to the parent company that is essentially a long term investment in nature. The Company has monitored the Mexican inflation rate to determine if it should be considered highly inflationary which would require the functional currency to be converted to U.S. dollars and result in future currency translation gains or losses to be reflected in the statement of operations. It has been determined that at January 1, 1997, the Mexican economy qualified as highly inflationary and since that date the financial statements have been accounted for on the basis that the functional currency of the Mexican subsidiary is the U.S. dollar. The conversion of the functional currency has not had a material effect on the Company's consolidated financial statements.

FISCAL 1996 COMPARED TO FISCAL 1995

NET SALES

Consolidated net sales in fiscal 1996 remained relatively flat as compared to fiscal 1995. Fiscal 1996 CRT sales increased 6.8% or $1,518,000 compared to the same period a year ago. The consumer electronic parts distribution division had an offsetting decline of 7.1% or $1,846,000 in fiscal 1996 as compared to fiscal 1995.

The CRT division revenue increases included a 33.1% or $2,053,000 increase in the television grade CRT sales, and a 14.9% or $269,000 decline in electron gun sales. The display grade CRT sales were relatively flat in both unit and volume.

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

OPERATING EXPENSES

Operating expenses declined $346,000 or 2.4% compared to a year ago. Included in the overall decline were increases to operating expenses of $406,000 for two locations acquired on February 16, 1995 in conjunction with the settlement of litigation last fiscal year. Overall, the Company had declines in professional fees of $370,000 due to the settlement and to the change of accounting firms in fiscal year 1995 that were effected in the current year. Other declines occurred due to the successful implementation of cost containment measures by the Company.

INTEREST EXPENSE

Interest expense increased $20,000 in fiscal 1996 due to the higher interest rates incurred during the current year. Borrowings declined from $14,719,000 at February 28, 1995 to $13,030,000 at February 29,1996. Borrowings under the Company's revolving line of credit varied from a high during the year of $9,951,000 to a low of $8,934,000.

The Company entered into two interest rate swap agreements with a bank which effectively fixed the Company's interest rate at 6.25% on $7,500,000 of outstanding borrowings, adjusted upward for the excess of prime over 8%, if any. The Company recorded a net benefit of $124,000 in fiscal 1996 on these agreements. These agreements expired during May 1996.

INCOME TAXES

The Company's effective tax rate for fiscal 1996 was 34.2% compared to 28.6% in fiscal 1995. See Note 7 of the consolidated financial statements for a table indicating the items affecting the effective tax rate.

FOREIGN CURRENCIES

The Company recorded a $166,000 decrease to shareholders' equity in 1996 for foreign currency translation adjustments related primarily to the Company's Mexican subsidiary and the effects on its financial statements calculated using the Mexican peso as its functional currency. The Company's Mexican subsidiary deals almost exclusively with the Company and had on its books a substantial payable to the parent company that is essentially long term investment in nature. The translation adjustment occurred due to the devaluation of the exchange rate for the Mexican peso from approximately N$5.94 to N$7.69. The Company is monitoring the Mexican inflation rate to determine if it should be considered highly inflationary which would require the functional currency to be converted to U.S. dollars and result in future currency translation gains or losses to be reflected in the statement of operations. As of February 29, 1996, the current indicators did not meet the technical definition of a highly inflationary economy.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $13,784,000 and $11,996,000 at February 28, 1997 and February 29, 1996, respectively. The increase in working capital is attributed primarily to the increase of working capital acquired of $1,095,000 from the acquisition of Z-Axis in the current fiscal year. This acquisition was financed through the issuance of $2,000,000 in subordinated debentures. Cash provided by operations was $830,000 and $2,687,000 for fiscal years 1997 and
1996, respectively.    The reduction in cash provided  by operations of
$1,857,000 was due primarily to increases in both accounts receivable and inventories of $3,387,000 which was offset by an increase in accounts payable and accrued liabilities of $1,612,000.

In August 1994, the Company entered into a loan agreement with a bank that provided a $4,000,000 five year term loan and a one year $10,000,000 line of credit. The line of credit has been renewed through March 18, 1997.
Subsequent to March 1997, the Company renegotiated and reduced its line of credit with this bank to $4,500,000. The Company entered into an additional agreement with a second bank establishing a $3,500,000 line of credit bearing interest at the bank's base rate (8.25% as of the closing) plus 1/2%. Both lines expire July 31, 1997. The Company, at the same time, borrowed $2,800,000 from the CEO of the Company and subsequently repaid $300,000. This borrowing was under the terms of an unsecured demand note bearing interest at prime plus 1%. Proceeds from the borrowing were used by the Company to reduce the outstanding balance of the original line of credit. The Company will seek to renew the agreements for a one year term and does not anticipate problems in the renegotiation.

As in the prior year, the Company is negotiating or bidding on sales contracts for additional revenues which could impact its working capital requirements.
The intent is to finance short term requirements through existing bank borrowing relationships; however, longer term sources of more permanent capital may be required if certain larger contracts are awarded to the Company.

During the first quarter of fiscal 1997, the Company relocated its electron gun facility from Tucson, AZ to Stone Mountain, Georgia. Cash outlays for the relocation, the majority of which were capital improvements to an existing leased facility in Stone Mountain, Georgia, were approximately $250,000.

MANAGEMENT ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles necessitates the use of management estimates. Management has estimated reserves for inventory obsolescence and uncollectible accounts and notes receivable based upon historical and developing trends, aging of items, and other information it deems pertinent to estimate collectibility and realizability. It is reasonably possible that these reserves will change within a year, and the effect of the change could be material to the Company's consolidated financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained herein, the matters discussed herein are forward-looking statements that involve risk and uncertainties, including but not limited to (i) economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and (ii) other factors discussed in the Company's filings with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation: The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes financial and reporting standards for stock-based employee compensation plans. The Company adopted this statement during its year ended February 28, 1997 and continues to apply the provisions of APB 25 regarding the recognition of compensation expense. Other than additional pro forma disclosures in the financial statements regarding stock options granted pursuant to the Company's Incentive Stock Option Plan, this statement does not have an effect on the Company's consolidated financial statements.

Impairment of Long-Lived Assets: The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this statement during the year ended February 28, 1997, which did not have a material impact on operating results.

Transfers and Servicing of Financial Assets and Extinguishment of Liabilities:
In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). This Standard provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Standard is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. The adoption of this Standard has not had a significant impact on the Company's consolidated financial statements.

Earnings Per Share: In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). The new Standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company will be required to retroactively adopt this Standard when it reports its operating results for the quarter and year ending February 28, 1998. The Company does not expect the amounts to differ under the new standard.

IMPACT OF INFLATION

Inflation has not had a material effect on the Company's results of operations to date except for that discussed in the foreign currency section above.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report on pages F-1 through F-24.


ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING   AND
FINANCIAL DISCLOSURES.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1997 fiscal year end, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1997 fiscal year end, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1997 fiscal year end, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1997 fiscal year end, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1.  Financial Statements:

        Index to Consolidated Financial Statements.                F-1

    2.  Financial Statement Schedule:

        Index to Consolidated Financial Statements Schedule.       F-21




(b) Reports on Form 8-K:

        No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this Report.


(c) Exhibits

 EXHIBIT
 NUMBER                             EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------

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

 *10(k)      Lease dated January 1, 1996 by and between
             Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4701 Granite
             Drive, Tucker, Georgia.

  21         Subsidiary companies - see page F-24 herein.


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

June 9, 1997                        By: /s/ Ronald D. Ordway
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


    Signature - Name             Capacity                 Date
    ----------------             --------                 ----


/s/   Ronald D. Ordway        Chief Executive         June 9, 1997
------------------------
Ronald D. Ordway             Officer & Director


/s/ A. J. Kenerleber       President & Director       June 9, 1997
------------------------
A. J. Kenerleber


/s/ John McQueen                 Director             June 9, 1997
------------------------
John McQueen


/s/ Murray Fox                   Director             June 9, 1997
------------------------
Murray Fox


/s/ Carleton E. Sawyer           Director             June 9, 1997
------------------------
Carleton E. Sawyer


/s/ Carol D. Franklin     Chief Financial Officer     June 9, 1997
------------------------
Carol D. Franklin

                   Video Display Corporation and Subsidiaries

                   Index to Consolidated Financial Statements



Report of Independent Certified Public Accountants                                   F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of February 28, 1997 and February 29, 1996            F-3
Consolidated Statements of Income for the three years
  ended February 28, 1997, February 29, 1996 and February 28, 1995                   F-5
Consolidated Statements of Shareholders' Equity for the three
  years ended February 28, 1997, February 29, 1996 and February 28, 1995             F-6
Consolidated Statements of Cash Flows for the three years
  ended February 28, 1997, February 29, 1996 and February 28, 1995                   F-7
Notes to Consolidated Financial Statements                                   F-8 to F-20


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Video Display Corporation
Tucker, Georgia

We have audited the consolidated balance sheets of Video Display Corporation and subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 28, 1997 and February 29, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.

                                             BDO Seidman, LLP

Atlanta, Georgia
May 23, 1997

                  Video Display Corporation and Subsidiaries

                          Consolidated Balance Sheets


                                                                                               February 28,            February 29,
                                                                                                   1997                    1996
                                                                                            -----------------        ---------------
ASSETS (NOTE 4)
Current assets:
 Cash and cash equivalents (including restricted cash of
  $34,000 and $72,000)                                                                          $ 1,043,000            $ 1,057,000
 Accounts receivable, less allowance for possible losses of
  $247,000 and $139,000                                                                           7,568,000              5,039,000
 Receivable from affiliates (Note 9)                                                                      -                558,000
 Note receivable, net of unamortized discount of
  $36,000 (Note 3)                                                                                  144,000                144,000
 Inventories                                                                                     22,534,000             19,450,000
 Prepaid expenses                                                                                   550,000                276,000
 Deferred income taxes (Note 7)                                                                     677,000                497,000
                                                                                                -----------            -----------
Total current assets                                                                             32,516,000             27,021,000
                                                                                                -----------            -----------


Property, plant and equipment:
 Land                                                                                               435,000                355,000
 Buildings                                                                                        3,905,000              3,606,000
 Machinery and equipment                                                                         13,485,000             11,862,000
                                                                                                -----------            -----------
                                                                                                 17,825,000             15,823,000
 Accumulated depreciation and amortization                                                      (12,637,000)           (11,307,000)
                                                                                                -----------            -----------
                                                                                                  5,188,000              4,516,000

Investments                                                                                         147,000                622,000

Note receivable, net of unamortized discount of $68,000
 and $104,000, respectively, and allowance for possible
 losses of $221,000 and $321,000, respectively (Note 3)                                             686,000                730,000

Goodwill, net of accumulated amortization of
 $889,000 and $727,000                                                                            2,118,000              1,369,000

Other assets                                                                                        232,000                161,000
                                                                                                -----------            -----------

Total assets                                                                                    $40,887,000            $34,419,000
                                                                                                ===========            ===========

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                          Consolidated Balance Sheets

                                                                                              February 28,           February 29,
                                                                                                 1997                   1996
                                                                                           ----------------        ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Revolving line of credit (Note 4)                                                             $  9,657,000           $  9,089,000
 Notes payable to shareholders (Note 9)                                                           1,220,000                220,000
 Accounts payable                                                                                 4,328,000              2,457,000
 Accrued liabilities                                                                              2,534,000              1,878,000
 Current maturities of long-term debt (Note 4)                                                      993,000              1,381,000
                                                                                               -------------          ------------
Total current liabilities                                                                        18,732,000             15,025,000

Long-term debt (Note 4)                                                                           1,962,000              2,340,000
Subordinated debentures (Note 2)                                                                  2,000,000                      -
Deferred income taxes (Note 7)                                                                      256,000                403,000
Minority interests                                                                                  194,000                372,000
                                                                                               -------------          ------------
Total liabilities                                                                                23,144,000             18,140,000
                                                                                               -------------          ------------

COMMITMENTS (NOTE 5)

SHAREHOLDERS' EQUITY (Notes 4 and 6):
 Preferred stock; no par value - 2,000,000 shares
   authorized, none issued and outstanding                                                                  -                    -
 Common stock; no par value - 10,000,000 shares
   authorized; 3,907,000 shares
   issued and outstanding                                                                         3,529,000              3,529,000
 Additional paid-in capital                                                                          92,000                 81,000
 Retained earnings                                                                               15,553,000             13,655,000
 Net unrealized gain (loss) on marketable
   equity securities                                                                               (120,000)               200,000
 Foreign currency translation adjustments                                                        (1,311,000)            (1,186,000)
                                                                                               -------------          ------------
Total shareholders' equity                                                                       17,743,000             16,279,000
                                                                                               -------------          ------------


Total liabilities and shareholders' equity                                                     $ 40,887,000           $ 34,419,000
                                                                                               ============           ============

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                       Consolidated Statements of Income

                                                       February 28,             February 29,           February 28,
YEAR ENDED                                                 1997                     1996                   1995
                                                      --------------          ---------------          ------------
Net sales                                                $53,865,000              $48,112,000           $48,440,000

Cost of goods sold                                        35,509,000               30,227,000            32,686,000
                                                         -----------              -----------           -----------
Gross profit                                              18,356,000               17,885,000            15,754,000
                                                         -----------              -----------           -----------

Operating expenses:
Selling and delivery                                       4,487,000                4,614,000             4,765,000
General and administrative                                 9,899,000                9,567,000             9,762,000
                                                         -----------              -----------           -----------
                                                          14,386,000               14,181,000            14,527,000
                                                         -----------              -----------           -----------
Operating profit                                           3,970,000                3,704,000             1,227,000
                                                         -----------              -----------           -----------

Other income (expense):
Interest expense                                          (1,290,000)              (1,144,000)           (1,124,000)
Loss on settlement of litigation
 (Note 3)                                                          -                        -              (182,000)
Gain (loss) on investments                                   (25,000)                  43,000                28,000
Other, net                                                    25,000                  135,000                69,000
                                                         -----------              -----------           -----------
                                                          (1,290,000)                (966,000)           (1,209,000)
                                                         -----------              -----------           -----------
Income before minority interest and
 income taxes                                              2,680,000                2,738,000                18,000

Minority interest                                             10,000                   33,000                 4,000
                                                         -----------              -----------           -----------
Income before income taxes                                 2,670,000                2,705,000                14,000

Income taxes (Note 7)                                        772,000                  926,000                 4,000
                                                         -----------              -----------           -----------
Net income                                               $ 1,898,000              $ 1,779,000           $    10,000
                                                         -----------              -----------           -----------

Primary earnings per share of
 common stock                                            $      0.48              $      0.4            $      0.00
                                                         ===========              ===========           ===========

Fully diluted earnings per share
 of common stock                                         $      0.44              $      0.45           $      0.00
                                                         ===========              ===========           ===========

Primary weighted average shares
 outstanding                                               3,960,000                3,968,000             4,129,000
                                                         ===========              ===========           ===========

Fully diluted weighted average
 shares outstanding                                        4,322,000                3,968,000             4,129,000
                                                         ===========              ===========           ===========

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                Consolidated Statements of Shareholders' Equity

                                                                                         NET  UNREALIZED
                                                    ADDITIONAL                           GAIN (LOSS) ON       CURRENCY
                                    COMMON            PAID-IN           RETAINED            MARKETABLE       TRANSLATION
                                     STOCK            CAPITAL           EARNINGS        EQUITY SECURITIES    ADJUSTMENTS
                                  ----------       -----------        -----------       -----------------    ------------
Balance, February 28, 1994        $4,100,000          $     -         $11,866,000         $       -          $   (89,000)
 Purchase and retirement
  of 82,306 shares related to
   settlement of
  litigation (Note 3)               (250,000)               -                   -                 -                    -
 Unrealized loss on
  marketable equity
  securities                               -                -                   -           (81,000)                   -
 Foreign currency translation
  adjustment                               -                -                   -                 -             (931,000)
 Purchase and retirement
  of 15,000 shares                   (29,000)               -                   -                 -                    -
 Net income for the year                   -                -              10,000                 -                    -
                                  ----------          -------         -----------         ---------          -----------

Balance, February 28, 1995         3,821,000                -          11,876,000           (81,000)          (1,020,000)
 Net unrealized gain on
  marketable equity
  securities                               -                -                   -           281,000                    -
 Foreign currency
  translation adjustment                   -                -                   -                 -             (166,000)
 Contribution of capital
  from gain realized on
  sale of stock by officer                 -           81,000                   -                 -                    -
 Purchase and retirement
  of 168,000 shares                 (292,000)               -                   -                 -                    -
 Net income for the year                   -                -           1,779,000                 -                    -
                                  ----------          -------         -----------         ---------          -----------

Balance, February 29, 1996         3,529,000           81,000          13,655,000           200,000           (1,186,000)
 Unrealized loss on
  marketable equity
  securities                               -                -                   -          (320,000)                   -
 Foreign currency
  translation adjustment                   -                -                   -                 -             (125,000)
 Contribution of capital
  from gain realized on
  sale of stock by officer                 -           11,000                   -                 -                    -
 Net income for the year                   -                -           1,898,000                 -                    -
                                  ----------          -------         -----------         ---------          -----------

Balance, February 28, 1997        $3,529,000          $92,000         $15,553,000         $(120,000)         $(1,311,000)
                                  ==========          =======         ===========         =========          ===========

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                             FEBRUARY 28,        February 29,        February 28,
Year ended                                                      1997                1996                 1995
                                                           ---------------     ---------------      --------------
OPERATING ACTIVITIES
Net income                                                  $  1,898,000        $  1,779,000         $     10,000
Adjustments to reconcile net income
 to net cash provided by operating activities:
 Depreciation and amortization                                 1,304,000           1,576,000            1,590,000
 Increase in allowance for doubtful
  accounts                                                        25,000              47,000              378,000
 Increase in reserve for inventory
  obsolescence                                                   250,000              78,000                    -
 Deferred income taxes                                          (266,000)           (234,000)             (38,000)
 Loss on settlement of litigation                                      -                   -              182,000
 Changes in operating assets
  and liabilities:
  Accounts receivable                                         (1,312,000)           (155,000)              58,000
  Inventories                                                 (2,348,000)         (1,231,000)             798,000
  Prepaid expenses and other assets                             (333,000)            109,000             (140,000)
  Accounts payable and
   accrued liabilities                                         1,612,000             718,000           (2,384,000)
                                                            ------------        ------------         ------------
Net cash provided by operating activities                        830,000           2,687,000              454,000
                                                            ------------        ------------         ------------

INVESTING ACTIVITIES
 Capital expenditures                                         (1,008,000)           (215,000)            (515,000)
 Proceeds from other investing activities                        355,000             263,000              133,000
 Purchases of investments, net of
      cash acquired                                               26,000            (162,000)                   -
                                                            ------------        ------------         ------------

 Net cash used by investing activities                          (627,000)           (114,000)            (382,000)
                                                            ------------        ------------         ------------

FINANCING ACTIVITIES
 Proceeds from long-term debt and
  lines of credit                                             20,545,000          30,622,000           42,358,000
 Repayments of long-term debt and
  lines of credit                                            (20,643,000)        (32,311,000)         (42,908,000)
 Proceeds from capital contributions                              11,000              81,000                    -
 Purchases and retirements
  of common stock                                                      -            (292,000)             (29,000)
                                                            ------------        ------------         ------------

Net cash used by financing activities                            (87,000)         (1,900,000)            (579,000)
                                                            ------------        ------------         ------------

Effect of exchange rates on cash                                (130,000)            280,000             (365,000)
                                                            ------------        ------------         ------------

Net increase (decrease) in cash                                  (14,000)            953,000             (872,000)

Cash and cash equivalents,
 beginning of year                                             1,057,000             104,000              976,000
                                                            ------------        ------------         ------------

Cash and cash equivalents, end of year                      $  1,043,000        $  1,057,000         $    104,000
                                                            ============        ============         ============


See accompanying notes to consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Video Display Corporation (the "Company") principally manufactures and distributes cathode ray tubes ("CRTs") in the worldwide replacement market for use in television sets and data display screens, including computer monitors, medical monitoring equipment, and various other data display applications. The Company also manufactures and distributes electron guns and associated parts which are significant components in new and recycled CRTs. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. The Company's operations are principally located in the U.S.; however, the Company does have subsidiary operations located in Mexico and the UK. The Mexican operations consist principally of purchasing monochrome CRTs from the Company, and recycling and selling the CRTs back to the Company.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

CONCENTRATIONS OF RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times such cash in banks are in excess of the FDIC insurance limit. During 1997, the Company's sales to any one customer did not exceed 10% of consolidated sales. One of the Company's wholesale electronic parts distributors had sales to one customer that comprised approximately 21% of that subsidiary's sales. Additionally, other subsidiaries have a few concentrated customers that could, if lost, negatively effect sales. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of:

                                                                1997                 1996
                                                            ------------         ------------
Raw materials                                               $  3,848,000         $  3,272,000
Finished goods                                                18,686,000           16,178,000
                                                            ------------         ------------

                                                            $ 22,534,000         $ 19,450,000
                                                            ============         ============

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization are computed principally by the straight line method for financial reporting purposes over the following estimated useful lives: buildings - ten to twenty five years; machinery and equipment - five to ten years. Depreciation expense totaled approximately $1,223,000, $1,504,000 and $1,570,000 in 1997, 1996 and
1995, respectively.

MARKETABLE EQUITY SECURITIES AND INVESTMENTS

The Company classifies investments in marketable equity securities as either trading securities or available-for-sale securities. For trading securities, unrealized gains or losses are recorded in the consolidated statements of income. For available-for-sale securities, unrealized gains or losses are reflected as adjustments to shareholders' equity.

LONG-LIVED ASSETS

The Company's long-lived assets consists of land and buildings and certain intangibles, primarily goodwill. Goodwill is being amortized using the straight-line method over periods ranging from five to thirty years.

Management reviews and assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, management estimates the future cash flows expected to result from the use of the asset. If the sum of the undiscounted expected cash flows is less than the carrying amount of the asset, an impairment loss is recognized based upon the estimated fair value of the asset.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated using the exchange rate in effect at the end of the year. Revenues and expenses are translated using the average of the exchange rates in effect during the year. Translation adjustments and transaction gains and losses related to long-term intercompany transactions are accumulated as a separate component of shareholders' equity. During fiscal 1995, the Mexican peso experienced a major devaluation, resulting in a significant adjustment to the aforementioned separate component of shareholders' equity. As of January 1, 1997, the Mexican economy qualified as highly inflationary and since that date the financial statements have been accounted for on the basis that the functional currency of the Mexican subsidiary is the U.S. dollar. The conversion of the functional currency has not had a material effect on the Company's consolidated financial statements.

EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the combined weighted average number of shares of common stock outstanding during each year. The weighted average number of shares outstanding is adjusted to recognize the dilutive effect, if any, of outstanding stock options in calculating primary earnings per share. Fully diluted earnings per share include the dilutive effect of the convertible subordinated debentures discussed at Note 2.

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company will be required to retroactively adopt this Standard when it reports its operating results for the quarter and year ending February 28, 1998. The Company does not expect the amounts to differ under the new standard.

REVENUE RECOGNITION

Revenues from product sales are recognized when goods are shipped.

FINANCIAL INSTRUMENTS

Fair values of cash and cash equivalents, short-term investments and short-term debt approximate cost due to the short period of time to maturity. Fair values of other financial instruments are based on quoted market prices or pricing models using current market rates.

USE OF ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles necessitates the use of management estimates. Management has estimated reserves for inventory obsolescence and uncollectible accounts and notes receivable based upon historical and developing trends, aging of items, and other information it deems pertinent to estimate collectibility and realizability. It is reasonably possible that these reserves will change within a year, and the effect of the change could be material to the Company's consolidated financial statements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on account, demand deposits and short-term investments with maturities of less than three months.

DERIVATIVES

The Company uses various financial instruments, including derivative financial instruments, for purposes other than trading. The Company does not enter into derivative financial instruments for speculative purposes. Derivatives, used as a part of the Company's risk management strategy, are designated at inception as hedges, and are measured for effectiveness both at inception and on an ongoing basis. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts.

FISCAL YEAR

All references herein to "1997", "1996", and "1995" mean the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

RECLASSIFICATION

Certain balances have been reclassified in the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation.

NOTE 2.  ACQUISITIONS

During April 1996, the Company purchased substantially all the assets and assumed certain liabilities of Teltron Technologies, Inc. ("TTI") for a purchase price of $963,000 consisting of $63,000 cash and a demand note payable of $900,000 with interest payable monthly at prime plus one percent. This transaction has been accounted for as a purchase, and accordingly, the results of operations of the acquired company since the acquisition date has been included within the consolidated financial statements.

On June 1, 1996, the Company acquired 100% of the stock of Z-Axis, Inc. ("Z-Axis"). The purchase method of accounting was utilized for the acquisition, and accordingly, the results of operations of the acquired company since the acquisition date has been included within the consolidated financial statements.

The Company issued $2,000,000 in face value, 8% five year convertible subordinated debentures in payment of the acquisition. The debentures can be converted into common shares based upon the quoted fair market value of the Company's stock on the date such conversion is elected. An additional amount of debentures may be due based upon a performance contingency formula during the years of February 28, 1997, 1998 and 1999 inclusive. Z-Axis did not exceed the minimum performance contingency for fiscal year ended February 28, 1997 and, therefore, no additional amounts were owed. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.1 million and is being amortized over 15 years.

The following table summarizes the unaudited pro forma consolidated results of operations of the Company, assuming the acquisitions had occurred at the beginning of the following fiscal years. The pro forma financial information is not necessarily indicative of what would have occurred had the acquisitions been made as of that date, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, amortization of the excess of the purchase price over the net assets acquired, interest expense and income taxes.

                                                1997                   1996
                                             -----------            -----------

     Net sales                               $53,865,000            $52,284,000
     Earnings from operations                  3,796,000              3,740,000
     Net earnings                              2,007,000              1,816,000
     Earnings per share                            $0.51                  $0.46
                                             ===========            ===========

 The fair values of the net assets acquired and liabilities assumed were as follows:

   Accounts receivable                       $  791,000
   Inventory                                    836,000
   Other assets                                 579,000
   Property and equipment                       811,000
   Goodwill                                   1,080,000
   Accounts payable and accrued expenses       (936,000)
   Long-term debt                              (198,000)
                                             ----------
                                              2,963,000
   Value of debt issued                       2,900,000
                                             ----------

   Cash used for acquisitions                $   63,000
                                             ==========

NOTE 3.  SETTLEMENT OF LITIGATION

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

The Company also received an unsecured note receivable with a face value of $1,500,000 due in monthly installments of $15,000 over a term of 100 months. The note is non-interest bearing for the first 50 payments and interest bearing, at prime plus 1%, over the remaining 50 payments. As of February 28, 1997, the note is recorded at a total of $830,000, net of its discount and allowance.

As a result of the settlement, Summit was formally dissolved, the Company wrote off its net receivable from Global amounting to $1,252,000 at February 16, 1995, and recorded a loss on settlement of litigation amounting to $182,000 for the year ended February 28, 1995.

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                   1997                   1996
                                                                                               -----------            -----------

Term loan facility with bank; monthly payments of $67,000 including interest at prime (8.25% as of February 28, 1997) plus .5%, maturing August 1999,
 collateralized by all assets of the Company.                                                   $2,000,000             $2,800,000

Mortgage payable to bank; monthly principal payments of $2,000 plus interest at 8.6%
 collateralized by land and building with a net book value of $593,000 as of February
 28, 1997.                                                                                         242,000                269,000

Note payable to industrial development authority; monthly payment of $4,000 including interest at 6.5%; collateralized by land and building with a net book value of
 $498,000 as of February 28, 1997.                                                                 184,000                217,000

Note payable to bank; monthly principal payments of $9,000 including interest at
 8.25%; collateralized by computer equipment with a net book value of $414,000 as of
 February 28, 1997.                                                                                402,000                154,000

Other                                                                                              127,000                281,000
                                                                                                ----------             ----------
                                                                                                 2,955,000              3,721,000
Less current maturities                                                                            993,000              1,381,000
                                                                                                ----------             ----------
                                                                                                $1,962,000             $2,340,000
                                                                                                ==========             ==========

Future maturities of long-term debt are as follows:

          Year                                  Amount
          ----                                ---------

          1998                               $  993,000
          1999                                  962,000
          2000                                  551,000
          2001                                  146,000
          2002                                  105,000
          Thereafter                            198,000
                                             ----------
                                             $2,955,000
                                             ==========

As of February 28, 1997, the Company's loan agreement (the "Agreement") with a bank ("primary bank") provides for a $10,000,000 line of credit secured by substantially all assets of the Company and a $1,000,000 letter of credit facility. The line of credit had a one year term but was extended through March 18, 1997. The line of credit and letter of credit facility bear interest at the bank's base rate (8.25% as of

                  Video Display Corporation and Subsidiaires

                  Notes to Consolidated Financial Statements

February 28, 1997 and February 29, 1996) plus 1/2%. A commitment fee of 1/2% is charged on the unused portion of the line of credit. Borrowings under the line of credit are limited by eligible accounts receivable and inventory, as defined. Total availability under the line of credit exceeded the maximum allowed of $10,000,000 as of February 28, 1997. The outstanding balance on the line was $9,657,000 at February 28, 1997. The Agreement contains affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth, cash flow coverage, and restricts dividend payments, capital expenditures and acquisitions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

Subsequent to year end, the Company amended its line of credit with the primary bank to allow a maximum available line of $4,500,000 and to eliminate the $1,000,000 letter of credit facility. The interest rates and covenants remained the same as the original line of credit. The line of credit expires July 31, 1997 and the Company will be required to seek renewal. The Company does not anticipate problems renewing the line of credit.

Additionally, the Company entered into a second agreement with a second bank that provides a $3,500,000 maximum line of credit. An intercreditor agreement has been executed between the two banks. The second line of credit has essentially the same terms and conditions as the first agreement including an expiration date of July 31, 1997. As in the case of the original line of credit, the Company does not anticipate problems renewing.

In conjunction with the amendment of the original line, and the setup of the second line, the Company received proceeds of $2,800,000 from an officer to pay down the original line of credit. The proceeds were in the form of a demand note payable with interest due monthly at prime plus 1%. Subsequently, the Company has repaid $300,000 on the demand note.

Interest Rate Management

Management of the Company has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. The Company enters into interest rate swap agreements, which maintain the fixed/variable mix within these defined parameters.

The Company entered into an interest rate swap agreement with a bank, dated September 1993, to effectively fix the interest rate on $7,500,000 of the Company's debt at 6.25% through September 1995. During May 1994, the Company effectively extended this agreement and sold an interest rate cap agreement to the bank which limits the bank's exposure relative to upward interest rate movements in conjunction with the swap agreement to 8% on the principal amount of $7,500,000. The effect of the second agreement was to increase the Company's borrowing rate to 6.25% plus the excess, if any, of prime over 8% on $7,500,000 in borrowings through May 1996. The Company received a payment amounting to $105,000 as consideration for this interest rate cap and is recognizing this amount over the term of the agreement. The Company recognized net amounts of $5,000 and $124,000 in income related to these agreements in 1997 and 1996, respectively. These agreements subjected the Company to market risks associated with upward movements in interest rates. The impact of upward movements in interest rates and the excess of the $7,500,000 notional amount over borrowed amounts has not been material. The agreement expired in May 1996.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This Standard provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Standard is effective for transfers

                  Video Display Corporation and Subsidiaires

                  Notes to Consolidated Financial Statements

and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. The adoption of this Standard has not had a significant impact on the Company's consolidated financial statements.

NOTE 5. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases. These leases provide that the Company pay taxes, insurance and other expenses on the leased property and equipment. Rent expense under these leases was approximately $1,405,000, $1,364,000 and $1,402,000 in 1997, 1996 and 1995, respectively.

Future minimum rental payments due under these leases are as follows:

         Year                                             Amount
         ----                                             ------

         1998                                           $1,089,000
         1999                                              924,000
         2000                                              690,000
         2001                                              442,000
         2002                                              427,000
         Thereafter                                        460,000
                                                        ----------
                                                        $4,032,000
                                                        ==========


The Company leases five of its manufacturing facilities and certain warehouse space from shareholders and officers under net operating leases expiring at various dates through 2001. Rent expense under these leases totaled approximately $661,000, $562,000 and $617,000 in 1997, 1996 and 1995,
respectively.

Future minimum rental payments due under these leases with related parties are as follows:

         Year                                             Amount
         ----                                             ------

         1998                                           $  615,000
         1999                                              557,000
         2000                                              437,000
         2001                                              442,000
         2002                                              427,000
         Thereafter                                        460,000
                                                        ----------
                                                        $2,938,000
                                                        ==========


CONTINGENCY

In prior years, the Company had leased certain property which has been involved with certain consent orders issued by the Environmental Protection Division
(EDP) of the Georgia Department of Natural Resources. Management believes that the Company would present a strong defense should any claim be presented and the risk of any loss is minimal.

                  Video Display Corporation and Subsidiaires

                  Notes to Consolidated Financial Statements


NOTE 6. STOCK OPTIONS

The Company has established a stock option plan as a performance incentive program. The options may be granted to key employees at a price not less than the fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant for a period not to exceed ten years from the date of grant. Information regarding the option plan is as follows:

                                                                  Weighted
                                                                   Average
                                                 Shares         Exercise Price
                                                 -------        --------------
     Outstanding as of February 28, 1995         136,000             $4.81
          Granted                                123,000              2.16
          Expired                                 (9,000)             7.50
          Canceled                                (9,000)             6.00
                                                 -------
     Outstanding as of February 29, 1996         241,000             $3.46
          Granted                                  5,000              4.00
                                                 -------
     Outstanding as of February 28, 1997         246,000             $3.47
                                                 =======


The weighted average fair value of options granted during the years ended February 28, 1997 and February 29, 1996 were $35,000 and $8,000, respectively. The weighted average remaining life of options outstanding at February 28, 1997 was 6.7 years. The range of exercise price was $1.94 to $10.50.

Video Display Corporation adopted a new incentive stock option plan on October 29, 1996. The terms and conditions of the new plan are essentially the same as the previous plan except that the maximum shares reserved has been increased to 500,000 shares. All options issued under the original plan, which has expired, remain valid under the original terms and conditions. As of February 28, 1997 and February 29, 1996 options for 227,000 and 101,000 shares, respectively, were exercisable.

The company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of the Standard, the company's net earnings and earnings per share would have changed as indicated by the pro forma amounts below:

                                             1997          1996
                                             ----          ----
  Net income - as reported               $1,898,000     $1,779,000
  Net income - pro forma                  1,895,000      1,778,000
  Earnings per share - as reported       $     0.48     $     0.45
  Earnings per share - pro forma               0.48           0.45

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: Dividend yield of 0.0% for both years; expected volatility of 50% and 38%; risk-free interest rate of 6.12% and 5.78% ; and an expected option life of 3 years and 3.5 years.

NOTE 7. INCOME TAXES

The components of the provision for income taxes are as follows:

                                 1997              1996              1995
                              ----------        ----------        ----------
     Current:
      Federal                 $  868,000        $  920,000        $  (14,000)
      State                      170,000           240,000            56,000
                              ----------        ----------        ----------
                               1,038,000         1,160,000            42,000
                              ----------        ----------        ----------
     Deferred:
      Federal                   (241,000)         (212,000)          (34,000)
      State                      (25,000)          (22,000)           (4,000)
                              ----------        ----------        ----------
                                (266,000)         (234,000)          (38,000)
                              ----------        ----------        ----------
     Total                    $  772,000        $  926,000        $    4,000
                              ==========        ==========        ==========


Income before taxes consists of the following:

                                 1997              1996              1995
                              ----------        ----------        ----------

     U.S. operations          $1,693,000        $1,952,000        $  (59,000)
     Foreign operations          977,000           753,000            73,000
                              ----------        ----------        ----------
                              $2,670,000        $2,705,000        $   14,000
                              ==========        ==========        ==========


Deferred income taxes for the years ended February 28, 1997 and February 29, 1996, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The sources of the temporary differences and their effect on the net deferred tax asset at February 28, 1997 and February 29, 1996, are as follows:

                                                        1997           1996
                                                     ---------      ----------
Deferred tax assets:
  Foreign operating and other loss carryforwards    $ 936,000       $1,160,000
  Uniform capitalization costs                        282,000          267,000
  Inventory obsolescence reserve                      166,000           71,000
  Accrued vacation expenses                            97,000           45,000
  Allowance for possible losses                        60,000           50,000
  Other                                                77,000           64,000
Deferred tax liabilities:
  Tax over book depreciation                         (400,000)        (381,000)
  Other                                                     -          (22,000)
  Valuation allowance                                (797,000)      (l,160,000)
                                                    ---------       ----------
Net deferred tax assets                             $ 421,000       $   94,000
                                                    =========       ==========

Current                                             $ 677,000       $  497,000
Long-term                                            (256,000)        (403,000)
                                                    ---------       ----------
                                                    $ 421,000       $   94,000
                                                    =========       ==========

                  Video Display Corporation and Subsidiaires

                  Notes to Consolidated Financial Statements

Except for foreign net operating loss carryforwards, management considers the realization of deferred tax assets to be more likely than not as the reversal of these temporary differences is expected to occur in the near future.

The effective income tax rate differed from the statutory federal income tax rate as follows:

                                            1997         1996          1995
                                         ---------    ----------    ----------
Taxes at statutory federal
 income tax rate                         $ 908,000     $ 920,000     $   5,000
State income taxes, net
 federal benefit                           157,000       159,000        18,000
Amortization of intangibles from
 acquisition of businesses                  48,000        48,000        48,000
Reversal of valuation allowance for
 foreign operating losses                 (363,000)     (284,000)      (25,000)
Loss on settlement of litigation                 -             -        40,000
Realized benefit on recognized loss
 of foreign subsidiary                           -             -      (100,000)
Other                                       22,000        83,000        18,000
                                         ---------     ---------     ---------
Taxes at effective income tax rate       $ 772,000     $ 926,000     $   4,000
                                         =========     =========     =========


NOTE 8. INDUSTRY SEGMENTS

The Company has two industry segments: (a) the manufacture and distribution of cathode ray tubes and electron guns in the replacement market and (b) the distribution of electronic parts from foreign and domestic manufacturers. The Company's sales activity is predominantly in the United States.

Identifiable assets by industry segment are those assets that are used in the Company's operations in each industry.

                  Video Display Corporation and Subsidiaires

                  Notes to Consolidated Financial Statements

The following table sets forth net sales, operating profit, identifiable assets, capital expenditures, and depreciation and amortization for each industry segment:

                                  1997       1996       1995
                                -------    -------    -------
                                        (In Thousands)
   NET SALES
   CRT's                        $28,185    $23,910    $22,392
   Wholesale Distribution        25,680     24,202     26,048
                                -------    -------    -------
                                $53,865    $48,112    $48,440
                                =======    =======    =======

   OPERATING PROFIT
   CRT's                        $ 4,142    $ 3,814    $ 1,500
   Wholesale Distribution          (172)      (110)      (273)
                                -------    -------    -------
                                $ 3,970    $ 3,704    $ 1,227
                                =======    =======    =======

   IDENTIFIABLE ASSETS
   CRT's                        $29,532    $23,953    $23,479
   Wholesale Distribution        11,296     10,466     10,682
                                -------    -------    -------
                                $40,828    $34,419    $34,161
                                =======    =======    =======

   CAPITAL EXPENDITURES
   CRT's                        $ 1,281    $   156    $    72
   Wholesale Distribution           720         59        403
                                -------    -------    -------
                                $ 2,001    $   215    $   475
                                =======    =======    =======

   DEPRECIATION AND
    AMORTIZATION
   CRT's                        $   666    $ 1,032    $   936
   Wholesale Distribution           674        583        654
                                -------    -------    -------
                                $ 1,340    $ 1,615    $ 1,590
                                =======    =======    =======


NOTE 9.  RELATED PARTY TRANSACTIONS

ACQUISITIONS

During fiscal 1994, the Chief Executive Officer ("CEO") and principal shareholder of the Company incorporated a new company known as Teltron Technologies, Inc. ("TTI"). TTI was 100% owned by the CEO. In August 1993, TTI purchased from Meridien Bank the outstanding secured indebtedness of Teltron, Inc., an insolvent customer of the Company, which gave effective control of Teltron, Inc.'s assets to TTI. As discussed in Note 2, during April 1996 the Company exercised its option to purchase all the assets and assume certain liabilities of TTI for a purchase price of $963,000 consisting of cash and a $900,000 demand note payable bearing interest at prime plus 1%.

Also as discussed at Note 2, on June 1, 1996, the Company acquired 100% of the stock of Z-Axis. The CEO of the Company was a majority shareholder of Z-Axis. The Company issued $2,000,000 in face value, 8% five year convertible subordinated debentures in payment of the acquisition.

The Company had sales to TTI and Z-Axis of $93,000 which generated profits for the Company of $22,000 prior to the acquisitions of the companies during the fiscal year ended February 28, 1997. Sales and profits subsequent to the acquisition have been eliminated in consolidation. Sales of $494,000 and $635,000 were

                  Video Display Corporation and Subsidiaires

                  Notes to Consolidated Financial Statements

recorded for TTI and Z-Axis during the fiscal years ended February 29, 1996 and February 28, 1995, respectively, which generated gross profits of approximately $168,000 and $ 175,000, respectively.

OFFICERS AND SHAREHOLDERS

During 1997, the Company borrowed $900,000 from the CEO to purchase the assets of Teltron as described above. During 1996, the Company borrowed and repaid $200,000 to the CEO. The borrowings were under the terms of an unsecured demand note bearing interest at prime plus 1%.

The Company has a subordinated debenture payable to a shareholder and officer with an original balance of $340,000 payable in monthly installments of $10,000 bearing interest at prime plus 1%. During 1994, this debenture was converted into an unsecured demand note bearing interest at prime plus 1%. As of February 28, 1997, there was $220,000 outstanding under this note. During 1997 and 1995, the Company borrowed $105,000 and $140,000, respectively, from the same shareholder and repaid $5,000, $80,000 and $60,000 in 1997, 1996 and 1995, respectively. The balance owed this shareholder under these notes was $100,000 as of February 28, 1997.

As mentioned in Note 5, the Company leases certain of its manufacturing facilities and warehouse space from shareholders and officers.

NOTE 10. BENEFIT PLAN

The Company has a defined contribution plan that covers substantially all employees. Employees may contribute up to 15% of their compensation, as allowed by IRS regulations. At the Company's discretion, employee contributions of up to 8% of their compensation can be matched at 50% by the Company. The Company elected to match 50% of the first 4% of compensation of $96,000 for fiscal 1997 and 50% of the first 2% of compensation, or $48,000 and $32,000, in fiscal 1997 and 1996, respectively. The Company elected not to match contributions during 1995.


NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

                                 1997           1996           1995
                              ----------     ----------     ----------
CASH PAID FOR:
 Interest                     $1,244,000     $1,313,000     $1,092,000
                              ==========     ==========     ==========

 Income taxes                    708,000        332,000        540,000
                              ==========     ==========     ==========

                  Video Display Corporation and Subsidiaires

                  Notes to Consolidated Financial Statements

NON-CASH TRANSACTIONS:

The Company purchased all of the common stock of Z-Axis for $2,000,000 as follows:

       Fair value of the assets acquired, including goodwill    $2,422,000
       Liabilities assumed                                        (422,000)
                                                                ----------
       Issuance of subordinated debentures                      $2,000,000
                                                                ==========


The Company purchased all of the assets and assumed certain liabilities of Teltron for $963,000 as follows:

       Fair value of the assets acquired                        $1,675,000
       Liabilities assumed                                        (712,000)
       Cash paid                                                   (63,000)
                                                                ----------
       Issuance of demand note payable                          $  900,000
                                                                ==========

NOTE 12.  FOURTH QUARTER ADJUSTMENTS

The Company has amended and restated each of the fiscal 1997 interim reports to reflect reductions in gross profit margins based upon year end analysis which indicated necessary adjustment of such margins for those periods. This adjustment, which primarily resulted in a reduction of the carrying value of product inventories, reduced reported after tax earnings for the nine months ended November 30, 1996 from $1,896,000 to $1,456,000 or $440,000.

                   Video Display Corporation and Subsidiaries

              Index to Consolidated Financial Statements Schedule



Report of Independent Certified Pubic Accountants on Financial
   Statements Schedule                                               F-22


Schedule II - Valuation of Qualifying Accounts and Reserves          F-23

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Video Display Corporation
Tucker, Georgia

The audits referred to in our Report dated May 23, 1997 relating to the Consolidated Financial Statements of Video Display Corporation and subsidiaries which is contained in Item 8 of this Form 10-K, included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. The Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.



                                         BDO Seidman, LLP



Atlanta, Georgia
May 23, 1997

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


COLUMN A                                   COLUMN B          COLUMN C           COLUMN D     COLUMN E
------------------------------------------------------------------------------------------------------
                                                            Additions
                                                    ------------------------
                                          Balance at  Charged to  Charged to                Balance at
                                          Beginning   Costs and     Other                     End of
Description                               of Period    Expenses    Accounts   Deductions      Period
------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  Year ended:
   February 28, 1997                        $460,000    $ 25,000  $      -     $ 17,000(a)    $468,000
   February 29, 1996                         517,000      47,000         -      104,000(a)     460,000
   February 28, 1995                         190,000     378,000         -       51,000(a)     517,000

Reserve for inventory obsolescence
  Year ended:
   February 28, 1997                        $266,000    $250,000  $      -     $ 28,000(b)    $488,000
   February 29, 1996                         188,000      78,000         -            -        266,000
   February 28, 1995                         188,000           -         -            -        188,000

(a) Uncollectible accounts written off, net of recoveries.
(b) Obsolete inventory written off.