Form 10-Q/A
period 1996-05-31
VIDEO DISPLAY CORP
filed 1997-07-08
CIK 758743

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

                                 Yes   X       No
                                      ___          ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


          Class                                   Outstanding at May 31, 1996
--------------------------                        ---------------------------
Common Stock, No Par Value                                  3,907,413

                           VIDEO DISPLAY CORPORATION


                                     INDEX


                                                                    PAGE
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements (unaudited)
             Consolidated balance sheets - May 31, 1996 and
              February 29, 1996                                      3-4

             Consolidated statements of operations -
              Three months ended May 31, 1996 and 1995                 5

             Consolidated statements of shareholders' equity -
              May 31, 1996 and February 29, 1996                       6

             Consolidated statements of cash flows - Three
              months ended May 31, 1996 and May 31, 1995             7-8

             Notes to consolidated financial statements -           9-11
              May 31, 1996

           Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations         12-13

 PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings                                 14
           Item 2.  Changes in Securities                             14
           Item 3.  Defaults upon its Senior Securities               14
           Item 4.  Submission of Matters to a Vote of
                       Security Holders                               14
           Item 5.  Other information                                 14
           Item 6.  Exhibits and reports on Form 8-K                  14


SIGNATURES

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                     AS RESTATED
                                                                       MAY 31,               February 29,
                                                                        1996                     1996
                                                               -----------------------  -----------------------
                                                                      UNAUDITED                (NOTE B)
Assets
Current assets:
  Cash and cash equivalents (including
   restricted cash of $72,000 and $63,000)                               $  1,253,000              $ 1,057,000
  Notes and accounts receivable, less
   allowance for possible losses of $139,000                                5,231,000                5,039,000
  Receivable from affiliates                                                      ---                  558,000
  Note receivable, net of unamortized discount
       of $36,000 and $33,000, respectively (Note C)                          144,000                  144,000
  Inventories:
   Raw materials                                                            3,896,000                3,272,000
   Finished goods                                                          17,244,000               16,178,000
  Prepaid expenses                                                            340,000                  276,000
  Deferred income taxes                                                       497,000                  497,000
                                                                         ------------              -----------
Total current assets                                                       28,605,000               27,021,000

Property, plant and equipment:
  Land                                                                        435,000                  355,000
  Buildings                                                                 3,886,000                3,606,000
  Machinery and equipment                                                  12,313,000               11,862,000
                                                                         ------------              -----------
                                                                           16,634,000               15,823,000

  Accumulated depreciation and amortization                               (11,598,000)              11,307,000
                                                                         ------------              -----------
                                                                            5,036,000                4,516,000

Investments (note C)                                                          663,000                  622,000

Note receivable, net of unamortized discount of
  $104,000 and $146,000 and allowance for possible
  losses of $321,000                                                          694,000                  730,000

Excess of cost over net assets acquired, net of
  accumulated amortization of $759,000 and $729,000                         1,339,000                1,369,000

Other assets                                                                  178,000                  161,000
                                                                         ------------              -----------

Total assets                                                             $ 36,515,000              $ 34,419,00
                                                                         ============              ===========

        The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                               AS RESTATED
                                                                 MAY 31,               February 29,
                                                                  1996                     1996
                                                         -----------------------  -----------------------
                                                                UNAUDITED                (NOTE B)

Liabilities and Shareholders' Equity
Current liabilities:
   Note payable (note E)                                            $ 9,227,000              $ 9,089,000
   Notes payable to officers and shareholders
    (Note E)                                                          1,182,000                  220,000
   Accounts payable                                                   3,957,000                2,457,000
   Accrued liabilities                                                1,490,000                1,878,000
   Current maturities of long-term debt (Note E)                      1,384,000                1,381,000
                                                                    -----------              -----------
Total current liabilities                                            17,240,000               15,025,000

Long-term debt (Note E)                                               2,022,000                2,340,000
Deferred income taxes                                                   403,000                  403,000
Minority interests                                                      379,000                  372,000

Commitments and contingencies                                               ---                      ---

Shareholders' equity
   Preferred stock, no par value - shares
       authorized 2,000,000; none issued and
       outstanding                                                          ---                      ---
   Common stock, no par value - shares
       authorized 10,000,000; issued and
       outstanding shares 3,907,000                                   3,529,000                3,529,000
   Additional paid-in capital                                            81,000                   81,000
   Retained earnings                                                 13,908,000               13,655,000
   Net unrealized gain (loss) on marketable                             100,000                  200,000
       equity securities
   Currency translation adjustments                                  (1,147,000)              (1,186,000)
                                                                    -----------              -----------

   Total shareholders' equity                                        16,471,000               16,279,000
                                                                    -----------              -----------

Total liabilities and shareholders' equity                          $36,515,000              $34,419,000
                                                                    ===========              ===========


        The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Fiscal Quarters Ended May 31,
                                  (UNAUDITED)

                                             AS RESTATED
                                                1996            1995
                                             -----------     -----------
Net sales                                    $12,098,000     $11,951,000

Cost of goods sold                             8,059,000       7,462,000
                                             -----------     -----------

   Gross profit                                4,039,000       4,489,000

Operating expenses:

   Selling and delivery                          941,000       1,152,000
   General and administrative                  2,436,000       2,244,000
                                             -----------     -----------
                                               3,377,000       3,396,000
   Operating profit                              662,000       1,093,000

Other income (expense)
   Interest expense                             (283,000)       (292,000)
   Other, net                                     10,000          12,000
                                             -----------     -----------
                                                (273,000)       (280,000)
   Income before minority interest               389,000         813,000

Minority interest                                  5,000           1,000
                                             -----------     -----------

   Income before income taxes                    384,000         812,000

Income taxes                                     131,000         215,000
                                             -----------     -----------

   Net Income                                $   253,000     $   597,000
                                             ===========     ===========

Earnings per share of common stock           $      0.07     $      0.15
                                             ===========     ===========

Weighted average shares outstanding            3,907,000       4,088,000
                                             ===========     ===========

        The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 29, 1996 and
                      the Three Months Ended May 31, 1996
                                  as restated




                                                                                                                     Net Unrealized
                                                                                                                        Loss on
                                                                                    Foreign                            Noncurrent
                                                                                   Currency          Additional        Marketable
                                        Common                Retained            Translation          Paid In           Eauity
                                        Stock                 Earnings            Adjustments          Capital         Securities
                                ----------------------  --------------------  -------------------  ---------------  ----------------

Balance at February 28,
 1995                                      $3,821,000            $11,876,000         $(1,020,000)              ---        $ (81,000)

Net earnings for year                             ---              1,779,000                 ---               ---              ---
Contribution of capital
 from gain realized on
 sale of stock by
 officer                                          ---                    ---                 ---               ---              ---
Repurchase and etirement
 of 168,000 shares of
 common stock                                (292,000)                   ---                 ---           $81,000              ---
Currency translation
 adjustment                                       ---                    ---            (166,000)              ---              ---
Net unrealized loss on
 noncurrent marketable
 equity securities                                ---                    ---                 ---               ---          281,000
                                ---------------------   --------------------  ------------------   ---------------  ---------------

Balance at February 28,
 1996                                      $3,529,000            $13,655,000         $(1,186,000)          $81,000        $ 200,000

Net income   for quarter                          ---                253,000                 ---               ---              ---
Currency translation
 adjustment                                       ---                    ---              39,000               ---              ---
Unrealized gain on
 marketable equity
 securities                                       ---                    ---                 ---               ---         (100,000)

                                ---------------------   --------------------  ------------------   ---------------  ---------------

                                           $3,529,000            $13,908,000         $(1,147,000)          $81,000        $ 100,000
                                =====================   ====================  ==================   ===============  ===============

        The accompanying notes are an integral part of these statements.

                           VIDEO DISPLAY CORPORATION
                           STATEMENTS OF CASH FLOWS
                      For the Three Months ended May 31,

                                                      AS RESTATED
                                                          1996          1995
                                                      -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              $   556,000    $ 1,331,000

INVESTING ACTIVITIES

Purchase of property, plant and equipment                 (161,000)       (62,000)
Purchase of investment                                         ---       (157,000)
Increase in investments                                        ---         37,000
Cash received in Teltron acquisition                        22,000            ---
(Increase) decrease in other assets                          3,000        (13,000)
                                                       -----------    -----------
Net cash used in investing activities                     (136,000)      (195,000)

FINANCING ACTIVITIES

Proceeds from long-term debt and lines of credit         7,693,000      8,650,000
Proceeds on note receivable                                 45,000         30,000
Payments on long-term debt and lines of credit          (7,870,000)    (8,589,000)
Payments on note to shareholder                                ---       (291,000)
                                                       -----------    -----------
Net cash used in financing activities                     (132,000)      (200,000)

Effect of exchange rates on cash                           (92,000)       185,000
                                                       -----------    -----------

Net increase (decrease) in cash                            196,000      1,121,000

Cash, beginning of period                                1,057,000        104,000
                                                       -----------    -----------

Cash, end of period                                    $ 1,253,000    $ 1,225,000
                                                       ===========    ===========

RECONCILIATION OF NET EARNINGS FROM CONTINUING
  OPERATIONS TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES
Net earnings from continuing operations                $   253,000    $   597,000

Adjustments to reconcile net earnings to net cash
 provided by operations:
Depreciation and amortization                              334,000        452,000
Amortized interest on note receivable                       (9,000)       (28,000)
Decrease in allowance for doubtful accounts                    ---         (3,000)

Changes in operating assets and liabilities net of
 effects from acquisitions:
(Increase) decrease in accounts receivable                 546,000        (79,000)
Increase in inventory                                     (957,000)      (830,000)
(Increase) decrease in prepaid expenses                    (59,000)           ---
Increase (decrease) in accounts payable and accrued
 expenses                                                  441,000      1,215,000

Increase in minority interest                                7,000          7,000
                                                       -----------    -----------

Net cash provided by (used in) continuing operations   $   556,000    $ 1,331,000
                                                       ===========    ===========

        The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - RESTATEMENT OF PREVIOUS FILING

The May 31, 1996 results have been restated to reflect the reduction of gross margin and related tax effect attibuted primarily to the consumer electronic parts division. The adjustment resulted in the reduction of the carrying value of product inventories.

The following table identifies the affected accounts:

                                 May 31, 1996
                                As Previously                     May 31, 1996
                                  Reported         Adjusted       As Restated
                                -------------     ----------      ------------
Balance sheet
  Current assets                 $28,589,000      $  16,000       $28,605,000
  Total assets                   $36,499,000      $  16,000       $36,515,000
  Current liabilities            $17,023,000      $ 217,000       $17,240,000
  Shareholders'equity            $16,672,000      $(201,000)      $16,471,000
  Total liabilities and
    Shareholders' equity         $36,499,000      $  16,000       $36,515,000

                                Three Months Ended May 31, 1996
                                As Previously
                                  Reported         Adjusted       As Restated
                                -------------     ----------      ------------
Income statement
  Net sales                      $12,098,000      $      --       $12,098,000
    Cost of goods sold             7,735,000        324,000         8,059,000
    Operating expenses             3,377,000             --         3,377,000
    Other income(expense)           (273,000)            --          (273,000)
    Income taxes                     254,000       (123,000)          131,000
    Net income                   $   454,000      $(201,000)      $   253,000
    Earnings per share           $      0.12      $   (0.05)      $      0.07

                           VIDEO DISPLAY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                           VIDEO DISPLAY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note E - LONG-TERM DEBT

Long-term debt consisted of the following:

                                                   MAY 31,      February 29,
                                                    1996            1996
                                                 ----------     ------------
Term loan facility                               $2,600,000      $2,800,000

Note payable to bank; quarterly principal
payments of $10,000 plus interest at 86% of
prime (8.25% at May, 1996); collateralized by
land, building and equipment with a net book
value of $613,000 at May 31, 1996.                   69,000          69,000

Mortgage payable to bank; monthly principal
payments of $5,000 plus interest at prime plus
1%; balloon payment of outstanding principal
due October 1, 1996; collateralized by land
and building with a net book value of
$1,037,401 at May 31, 1996.                         254,000         269,000

Note payable to industrial development
authority; monthly payment of $4,000 including
interest at 6.5%; collateralized by land and
building with a net book value of $552,000 at       208,000         217,000
May 31, 1996.

Note payable to bank; monthly principal
payments of $24,000 including interest at 9%
collateralized by computer equipment with a
net book value of $481,000 at May 31, 1996.         106,000         154,000

Note payable to bank; montly payment of $8,000
plus interest at prime plus 1%; collateralized
by machinery and equipment with a net book
value of $398,000 at May 31, 1996.                   30,000          53,000

Note payable to bank; monthly payment of $2,000
plus interest at prime plus 1%; collateralized
by land and buildings with a net book value of
$183,000.                                           104,000         111,000

Other                                                35,000          48,000
                                                 ----------      ----------
                                                  3,406,000       3,721,000
Less current portion                              1,384,000       1,381,000
                                                 ----------      ----------
                                                 $2,022,000      $2,340,000
                                                 ==========      ==========

                           Video Display Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE E - LONG-TERM DEBT (Continued)

On April 1, 1996, the Company acquired substantially all the assets and assumed all the liabilities of Teltron Technologies, Inc. in exchange for a demand note payable to an officer and shareholder of the Company in the amount of $900,000 with interest payable monthly at prime plus one percent and cash of $62,000.

                                 PART I


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                 AND RESULTS OF OPERATIONS


Results of Operations
---------------------

     The following table sets forth, for the three months ended May 31, 1996 and 1995, the percentages which selected items in the Statements of Income bear to total revenues:



                                                     Fiscal Quarter Ended May 31,
                                               AS RESTATED
                                                  1996                          1997
                                      -----------------------------  ---------------------------

Sales
CRT and components                         $ 5,773,000        47.7%     $ 5,831,000        48.8%
Wholesale electronic parts                   6,325,000        52.3        6,120,000        51.2
                                           -----------       -----      -----------       -----
                                           $12,098,000       100.0%     $11,951,000       100.0%

Cost and expenses
Cost of goods sold                         $ 8,059,000        66.6%     $ 7,462,000        62.4%
Selling and delivery                           941,000         7.8        1,152,000         9.6
General and administrative                   2,436,000        20.1        2,244,000        18.8
                                           -----------       -----      -----------
                                            11,436,000        94.5       10,858,000        90.8

Income from Operations                         662,000         5.5        1,093,000         9.2

Interest expense                              (283,000)       (2.3)        (292,000)       (2.4)
Other income (expense)                           5,000          --           11,000          --
                                           -----------       -----      -----------       -----

Income before income taxes                     384,000         3.2          812,000         6.8
Provision for income taxes                     131,000         1.1          215,000         1.8
                                           -----------       -----      -----------       -----

Net income                                 $   253,000         2.1%     $   597,000         5.0%
                                           ===========       =====      ===========       =====

Net Sales
---------

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

Gross Margins
-------------

     Consolidated gross profit margins as a percentage of sales declined from 37.6% for the quarter ended May 31, 1996 to 33.4% for the quarter ended May 31, 1996. The CRT and wholesale electronic parts divisions posted declines of 2.3% and 6.1% respectively.

     Decreases in the gross margin of the CRT division are attributed to two factors: an increase in the cost of certain television grade tubes and the mix of tube categories sold (i.e. lower margin monochrome tubes vs. higher margin color tubes).

     Decreases in the gross margin of wholesale electronic parts are attributed primarily to the effect of reduced margins realized on the increased sales to major electronic distributors compared to sales generated from retail and other end users. Fire and safety sales are also at lower margins than other retail accounts.

Operating Expenses
------------------

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

Income Taxes
------------

     The Company's effective tax rate for the first quarter of fiscal 1997 was 34.1% as compared to 26.5% for the same period a year ago. The difference in the effective tax rate is attributable to the decrease in earnings in the first quarter of fiscal 1997 of our foreign subsidiary. The foreign subsidiary has a tax loss carry forward which is applicable to these earnings.

Foreign Currencies
------------------

     The Company recorded a $39,000 increase to shareholders' equity in the first quarter of fiscal 1997 related primarily to the Company's Mexican facility and the effects on its financial statements calculated using the Mexican pesco as its functional currency. The peso rebounded slightly in the first quarter accounting for the gain reported.

Liquidity and Capital Resources
--------------------------------

     The Company's working capital was $11,365,000 at May 31, 1996 as compared to $11,996,000 at February 29, 1996.

     Net cash provided by operating activities for the three months ended May 31, 1996 was $556,000 on net income of $454,000.

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

     In April 1996, the Company exercised its option to purchase substantially all the assets and assume the liabilities of Teltron Technologies, Inc. ("TTI") for a purchase price of $963,000 consisting of cash of $63,000 and a demand note payable of $900,000.

     Subsequent to May, the Company acquired 100% of the stock of Z-Axis, Inc. The Company issued $2,000,000 in face value of an 8% convertible subordinated debenture in payment for the acquistion. The debenture has a 5-year maturity date with a conversion rate based on the quoted fair market value of the Company's stock on the date the conversion is elected. An additional amount of debentures may be due based upon a performance contingency formula during the years of February 28, 1997, 1998 and 1999 inclusive. Z-Axis, Inc., founded in 1989 with strong support of the Company's management, manufactures and markets specialty monochrome and color CRT monitor assemblies.

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


                                VIDEO DISPLAY CORPORATION



July 3, 1996                 By:  /s/ Ronald D. Ordway
                                  ------------------------------
                                  Ronald D. Ordway
                                  Chief Executive Officer



                             By:  /s/ Carol D. Franklin
                                  ------------------------------
                                  Carol D. Franklin
                                  Secretary and Controller