Form 10-Q/A
period 1996-08-31
VIDEO DISPLAY CORP
filed 1997-07-08
CIK 758743

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

                             Yes  X       No
                                 ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


            Class                      Outstanding at August 31, 1996
   --------------------------          ------------------------------
   Common Stock, No Par Value                     3,907,413

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

SIGNATURES

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                As restated
                                                 August 31,   February 29,
                                                   1996           1996
                                               -------------  -------------
                                                 UNAUDITED      (NOTE B)
ASSETS
Current assets:
 Cash and cash equivalents (including
  restricted cash of $72,000 and $63,000)       $  1,416,000  $  1,057,000
 Notes and accounts receivable, less
  allowance for possible losses of
  $139,000                                         6,139,000     5,039,000
 Receivable from affiliates                               --       558,000
 Note receivable, net of unamortized
  discount of $36,000 and $33,000,
  respectively (Note D)                              144,000       144,000
 Inventories:
  Raw materials                                    4,170,000     3,272,000
  Finished goods                                  17,625,000    16,178,000
 Prepaid expenses                                    396,000       276,000
 Deferred income taxes                               497,000       497,000
                                                ------------  ------------
Total current assets                              30,387,000    27,021,000

Property, plant and equipment:
 Land                                                435,000       355,000
 Buildings                                         3,903,000     3,606,000
 Machinery and equipment                          12,748,000    11,862,000
                                                ------------  ------------
                                                  17,086,000    15,823,000
 Accumulated depreciation and amortization       (12,005,000)  (11,307,000)
                                                ------------  ------------
                                                   5,081,000     4,516,000

Investments (Note E)                                 464,000       622,000

Note receivable, net of unamortized
 discount of $86,000 and $146,000 and
 allowance for possible losses of
 $321,000 (Note D)                                   658,000       730,000

Goodwill, net of accumulated amortization
 of $776,000 and $729,000 (Note C)                 2,372,000     1,369,000

Other assets                                         226,000       161,000
                                                ------------  ------------

Total assets                                    $ 39,188,000  $ 34,419,000
                                                ============  ============

       The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              As restated
                                               August 31,   February 29,
                                                  1996          1996
                                              ------------  -------------
                                               UNAUDITED      (NOTE B)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable (Note F)                       $ 9,770,000    $ 9,089,000
  Notes payable to officers and
    shareholders (Note F)                       1,225,000        220,000
  Accounts payable                              3,780,000      2,457,000
  Accrued liabilities                           1,694,000      1,878,000
  Current maturities of long-term debt
    (Note F)                                    1,384,000      1,381,000
                                              -----------    -----------
Total current liabilities                      17,853,000     15,025,000

Long-term debt (Note F)                         1,694,000      2,340,000
Convertible debentures (Note C)                 2,000,000            ---
Deferred income taxes                             407,000        403,000
Minority interests                                389,000        372,000

Commitments and contingencies (Note G)                ---            ---

SHAREHOLDERS' EQUITY
  Preferred stock, no par value - shares
    authorized 2,000,000; none issued and
    outstanding                                       ---            ---
  Common stock, no par value - shares
    authorized 10,000,000; issued and
    outstanding shares 3,907,000                3,529,000      3,529,000
  Additional paid-in capital                       81,000         81,000
  Retained earnings                            14,482,000     13,655,000
  Net unrealized gain (loss) on marketable
    equity securities                            (100,000)       200,000
  Currency translation adjustments             (1,147,000)    (1,186,000)
                                              -----------    -----------

  Total shareholders' equity                   16,845,000     16,279,000

Total liabilities and shareholders' equity    $39,188,000    $34,419,000
                                              ===========    ===========

       The accompanying notes are an integral part of these statements.

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Fiscal Quarter and Six Months Ended August 31,
                                  (UNAUDITED)

                                        As restated                 As restated
                                            1996          1995          1996          1995
                                        ------------  ------------  ------------  ------------
Net sales                               $12,961,000   $11,492,000   $25,059,000   $23,443,000
Cost of goods sold                        8,376,000     7,236,000    16,435,000    14,698,000
                                        -----------   -----------   -----------   -----------
     Gross profit                         4,585,000     4,256,000     8,624,000     8,745,000

Operating expenses:
  Selling and delivery                    1,111,000     1,108,000     2,052,000     2,260,000
  General and administrative              2,372,000     2,233,000     4,808,000     4,477,000
                                        -----------   -----------   -----------   -----------
                                          3,483,000     3,341,000     6,860,000     6,737,000

     Operating profit                     1,102,000       915,000     1,764,000     2,008,000

Other income (expense)
  Interest expense                         (331,000)     (273,000)     (614,000)     (565,000)
  Other, net                                 (1,000)      (58,000)        9,000       (46,000)
                                        -----------   -----------   -----------   -----------
                                           (332,000)     (331,000)     (605,000)     (611,000)

     Income before minority interest        770,000       584,000     1,159,000     1,397,000
Minority interest                             9,000        11,000        14,000        12,000
                                        -----------   -----------   -----------   -----------
     Income before income taxes             761,000       573,000     1,145,000     1,385,000

Income taxes                                187,000       208,000       318,000       423,000
                                        -----------   -----------   -----------   -----------
     Net Income                         $   574,000   $   365,000   $   827,000   $   962,000
                                        ===========   ===========   ===========   ===========

Earnings per share of common stock      $      0.14   $      0.09   $      0.21   $      0.24
                                        ===========   ===========   ===========   ===========

Weighted average shares outstanding       3,986,000     4,017,000     3,986,000     4,017,000
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

                                                                                            Net Unrealized
                                                                                            Gain (Loss) on
                                                                    Foreign                   Concurrent
                                                                   Currency     Additional    Marketable
                                         Common      Retained     Translation    Paid In        Equity
                                          Stock      Earnings     Adjustments    Capital      Securities
                                       -----------  -----------  -------------  ----------  ---------------
Balance at February 28, 1995           $3,821,000   $11,876,000   $(1,020,000)        --     $ (81,000)
  Net earnings for year                        --     1,779,000            --         --            --
  Contribution of capital from
    gain realized on sale of stock
    by officer                                 --            --            --    $81,000            --
  Repurchase and retirement of
    168,000 shares of common stock       (292,000)           --            --         --            --
  Currency translation adjustment              --            --      (166,000)        --            --
  Net unrealized gain on noncurrent
    marketable equity securities               --            --            --         --       281,000
                                       ----------   -----------  ------------    -------     ---------
Balance at February 29, 1996           $3,529,000   $13,655,000   $(1,186,000)   $81,000     $ 200,000

  Net income for year to date                  --       827,000            --         --            --
  Currency translation adjustment              --            --        39,000         --            --
  Unrealized loss on marketable
  equity securities                            --            --            --         --      (300,000)
                                       ----------   -----------  ------------    -------    ----------
                                       $3,529,000   $14,482,000   $(1,147,000)   $81,000    $(100,000)
                                       ==========   ===========   ===========    =======    =========

       The accompanying notes are an integral part of these statements.

                           VIDEO DISPLAY CORPORATION
                           STATEMENTS OF CASH FLOWS
                      For the Six Months ended August 31,

                                                  As restated
                                                      1996          1995
                                                  -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES         $   504,000    $ 2,036,000

INVESTING ACTIVITIES

Purchase of property, plant and equipment            (262,000)      (119,000)
Purchase of investment                                    ---       (157,000)
Increase in investments                                   ---         37,000
Teltron acquisition                                   (40,000)           -0-
Z-Axis acquisition - cash received                    150,000            -0-
(Increase) decrease in other assets                   (64,000)           -0-
                                                  -----------    -----------
Net cash used in investing activities                (216,000)      (239,000)

FINANCING ACTIVITIES

Proceeds from long-term debt and
  lines of credit                                  11,426,000     16,231,000
Proceeds on note receivable                            90,000         75,000
Payments on long-term debt and
  lines of credit                                 (11,283,000)   (17,224,000)
Repurchase of common stock                                ---       (291,000)
Contribution of capital from
  sale of stock by officer                                            81,000
Payments on note to shareholder                           ---            -0-
                                                  -----------    -----------
Net cash used in financing activities                 233,000     (1,128,000)

Effect of exchange rates on cash                     (162,000)        98,000
                                                  -----------    -----------

Net increase (decrease) in cash                       359,000        767,000

Cash, beginning of period                           1,057,000        104,000
                                                  -----------    -----------

Cash, end of period                               $ 1,416,000    $   871,000
                                                  ===========    ===========

       The accompanying notes are an integral part of these statements.

                           VIDEO DISPLAY CORPORATION
                           STATEMENTS OF CASH FLOWS
                      For the Six Months ended August 31,

                                                     As restated
                                                         1996          1995
                                                     -----------   -----------
RECONCILIATION OF NET EARNINGS FROM
  CONTINUING OPERATIONS TO NET CASH
  PROVIDED BY (USED IN) OPERATING
  ACTIVITIES

Net earnings from continuing operations              $   827,000   $   962,000

ADJUSTMENTS TO RECONCILE NET EARNINGS
  TO NET CASH PROVIDED BY OPERATIONS:
  Depreciation and amortization                          618,000       912,000
  Amortized interest on note receivable                  (18,000)      (21,000)
  Decrease in allowance for doubtful accounts                ---        (2,000)
                                                     -----------   -----------

CHANGES IN OPERATING ASSETS AND LIABILITIES
  NET OF EFFECTS FROM ACQUISITIONS:
  (Increase) decrease in accounts receivable             140,000      (392,000)
  Increase in inventory                               (1,183,000)     (926,000)
  (Increase) decrease in prepaid expenses                (98,000)       54,000
  Increase (decrease) in accounts payable
    and accrued expenses                                (201,000)    1,428,000
  Increase in minority interest                           17,000        21,000
                                                     -----------    ----------

NET CASH PROVIDED BY (USED IN) CONTINUING
  OPERATIONS                                         $   504,000   $ 2,036,000
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

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - RESTATEMENT OF PREVIOUS FILING

The three and nine months ended November 30, 1996 results have been restated to reflect the reduction of gross margin and the related tax effects which are attributed primarily to the consumer parts division. The adjustment resulted in the reduction of the carrying value of product inventories.

The following table identifies the affected accounts:

                              August 31, 1996                      August 31, 1996
                           As Previously Reported     Adjusted       As Restated
                           ----------------------     --------     ---------------
Balance Sheet
  Current assets                $30,351,000           $  36,000      $30,387,000
  Total assets                  $39,152,000           $  36,000      $39,188,000
  Current liabilities           $17,438,000           $ 415,000      $17,853,000
  Shareholders' equity          $17,224,000           $(379,000)     $16,845,000
  Total liabilities and
    shareholders' equity        $39,152,000           $  36,000      $39,188,000

                                        Three Months Ended                                  Six Months Ended
                                         August 31, 1996                                    August 31, 1996
                              As                                                  As
                          Previously                            As            Previously                            As
                           Reported        Adjusted          Restated          Reported        Adjusted          Restated
                         -----------       ---------       -----------       -----------       ---------       -----------
Net sales                $12,961,000       $    --         $12,961,000       $25,059,000       $    --         $25,059,000
Cost of goods sold         8,089,000         287,000         8,376,000        15,824,000         611,000        16,435,000
Operating expenses         3,483,000            --           3,483,000         6,860,000            --           6,860,000
Other income
  (expense)                 (332,000)           --            (332,000)         (605,000)           --            (605,000)
Income taxes                 296,000        (109,000)          187,000           550,000        (232,000)          318,000
Net income               $   752,000       $ 178,000       $   574,000       $ 1,206,000       $ 379,000       $   827,000
Earnings per share       $      0.18       $   (0.04)      $      0.14       $      0.30       $    0.09       $      0.21

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


NOTE C - ACQUISITIONS

In April 1996, the Company exercised its option to purchase substantially all the assets and assume the liabilities oF Teltron Technologies, Inc. ("TTI") for a purchase price of $963,000 consisting of cash of $63,000 and a demand note payable of $900,000 with interest payable monthly at prime plus one percent.

June 1, 1996, the Company acquired 100% of the stock of Z-Axis, Inc. The Company issued $2,000,000 in face value of 8% five year convertible subordinated debentures in payment of the acquisition. The debentures have a 5-year maturity date and can be converted into common shares based upon the quoted fair market value of the Company's stock on the date such conversion is elected. An additional amount of debentures may be due based upon a performance contingency formula during the years of February 28, 1997, 1998, and 1999 inclusive.

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS
--------------------------------------------

The following table summarizes unaudited pro forma consolidated results of operations of the Company, assuming the acquisitions had occurred at the beginning of each of the following periods:

                              Three months ended             Six months ended
                                   August 31,                    August 31,
                              1996           1995           1996           1995
                              ----           ----           ----           ----
Net sales                 $12,961,000    $12,546,000    $26,093,000    $25,352,000
Earnings from cont.
  operations              $ 1,102,000    $ 1,127,000    $ 1,938,000    $ 2,290,000
Net earnings              $   574,000    $   497,000    $   935,000    $ 1,138,000
Net earnings per share    $      0.14    $      0.12    $      0.24    $      0.28


NOTE D - SETTLEMENT OF LITIGATION

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


NOTE E - MARKETABLE EQUITY SECURITIES AND INVESTMENTS

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

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE F - LONG-TERM DEBT

                                                                                   August 31,    February 29,
                                                                                   ----------    ------------
Long-term debt consisted of the following:

Term loan facility                                                                 $2,400,000     $2,800,000

Note payable to bank; quarterly principal payments of $10,000 plus interest at
  86% of prime (8.25% at August 1996); collateralized by land, building and
  equipment with a net book value of $660,000 at August 31, 1996                       59,000         69,000

Mortgage payable to bank; monthly principal payments of $5,000 plus interest at prime plus 1%; balloon payment of outstanding principal due October 1, 1996;
  collateralized by land and building with a net book value of
  $1,009,000 at August 31, 1996                                                       240,000        269,000

Note payable to industrial development authority; monthly payment of $4,000 including interest at 6.5%; collateralized by land and building with a net
  book value of $528,000 at August 31, 1996                                           200,000        217,000

Note payable to bank; monthly principal payments of $24,000 including interest at 9%; collateralized by computer equipment with a net book value of
  $505,000 at August 31, 1996                                                          51,000        154,000

Note payable to bank; monthly payment of $8,000 plus interest at prime plus 1%;
  collateralized by machinery and equipment with a net book
  value of $400,000 at August 31, 1996                                                  7,000         53,000

Note payable to bank; monthly payment of $2,000 plus interest at prime plus 1%;
  collateralized by land and buildings with a net book value of $183,000               91,000        111,000

Other                                                                                  30,000         48,000
                                                                                   ----------     ----------
                                                                                    3,078,000      3,721,000
Less current portion                                                                1,384,000      1,381,000
                                                                                   ----------     ----------
                                                                                   $1,694,000     $2,340,000
                                                                                   ==========     ==========

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE F - LONG-TERM DEBT (Continued)

On April 1, 1996, the Company acquired substantially all the assets and assumed all the liabilities of Teltron Technologies, Inc. in exchange for a demand note payable to an officer and shareholder of the Company in the amount of $900,000 with interest payable monthly at prime plus one percent and cash of $63,000.


NOTE G - CONTINGENCIES

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

                                    PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

The following table sets forth, for the three months ended August 31, 1996 and 1995, the percentages which selected items in the Statements of Income bear to total revenues:

                                   Fiscal Quarter          Six Months
                                  Ended August 31,      Ended August 31,
                                  Restated             Restated
                                   1996      1995        1996       1995
                                   ----      ----        ----       ----
Sales
  CRT and components               51.4%      47.4%      49.6%      48.1%
  Wholesale electronic parts       48.6       52.6       50.4       51.9
                                  -----      -----      -----      -----
                                  100.0%     100.0%     100.0%     100.0%
                                  =====      =====      =====      =====
Cost and expenses
  Cost of goods sold               64.6%      63.0%      65.6%      62.7%
  Selling and delivery              8.6        9.6        8.2        9.6
  General and administrative       18.3       19.4       19.2       19.1
                                  -----      -----      -----      -----
                                   91.5       92.0       93.0       91.4
Income from Operations              8.5        8.0        7.0        8.6
Interest expense                   (2.6)      (2.5)      (2.5)      (2.5)
Other income (expense)               --       (0.5)        --       (0.2)
                                  -----      -----      -----      -----
  Income before income taxes        5.9        5.0        4.5        5.9
Provision for income taxes          1.4        1.8        1.2        1.8
                                  -----      -----      -----      -----
Net income                          4.5%       3.2%       3.3%       4.1%
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

GROSS MARGINS
-------------

Consolidated gross margins as a percentage of sales were 35.4% verses
37.0% for the three months ended August 31, 1996 as compared to August 31, 1995. Gross margins were 34.4% versus 37.3% for the same comparative six month periods. The decline in margins can be attributed primarily to the consumer parts division. While sales of replacement parts to major electronics distributors increased $1,363,000 in the six months ended May 31, 1996, those sales are at considerably lower margins than those generated from sales to other dealer and end user consumers.

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

INCOME TAXES
------------

The Company's effective tax rate for the second quarter of fiscal 1997 was 24.6% as compared to 36.3% for the same period a year ago. The effective tax rate for the six months ended August 31, 1996 compared to August 31, 1995 was 27.8% versus 30.6%. The second quarter of fiscal 1997 reflected higher income generated by foreign subsidiaries whereas the first quarter of fiscal 1996 reflected higher foreign income. The year to date figures are comparative. The foreign subsidiary has a tax loss carry forward which is applicable to these earnings.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital was $12,534,000 at August 31, 1996 as compared to $11,996,000 at February 29, 1996.

Net cash provided by operating activities for the six months ended August 31, 1996 was $504,000 on net income of $1,206,000.

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


                                       VIDEO DISPLAY CORPORATION



July 3, 1997                           By:  /s/ Ronald D. Ordway
                                           ------------------------
                                            Ronald D. Ordway
                                            Chief Executive Officer



                                       By:  /s/ Carol D. Franklin
                                           ------------------------
                                            Carol D. Franklin
                                            Chief Financial Officer