Form 10-Q/A
period 1996-11-30
VIDEO DISPLAY CORP
filed 1997-07-08
CIK 758743

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


SIGNATURES

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                               (AS RESTATED)
                                                NOVEMBER 30,   February 29,
                                                    1996           1996
                                               --------------  -------------
                                                (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents (including
  restricted cash of $72,000 and $63,000)       $  1,737,000   $  1,057,000
 Notes and accounts receivable, less
  allowance for possible losses of
  $139,000                                         6,314,000      5,039,000
 Receivable from affiliates                               --        558,000
 Note receivable, net of unamortized
  discount of $36,000 and $33,000,
  respectively (Note D)                              144,000        144,000
 Inventories:
  Raw materials                                    4,275,000      3,272,000
  Finished goods                                  18,585,000     16,178,000
 Prepaid expenses                                    384,000        276,000
 Deferred income taxes                               497,000        497,000
                                                ------------   ------------
Total current assets                              31,936,000     27,021,000

Property, plant and equipment:
 Land                                                435,000        355,000
 Buildings                                         3,903,000      3,606,000
 Machinery and equipment                          12,913,000     11,862,000
                                                ------------   ------------
                                                  17,251,000     15,823,000
 Accumulated depreciation and amortization       (12,318,000)   (11,307,000)
                                                ------------   ------------
                                                   4,933,000      4,516,000

Investments (Note E)                                 429,000        622,000

Note receivable, net of unamortized
 discount of $113,000 and $146,000 and
 allowance for possible losses of
 $321,000 (Note D)                                   622,000        730,000

Goodwill, net of accumulated amortization
 of $823,000 and $729,000 (Note C)                 2,325,000      1,369,000

Other assets                                         240,000        161,000
                                                ------------   ------------

Total assets                                    $ 40,485,000   $ 34,419,000
                                                ============   ============

The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                              (AS RESTATED)
                                              NOVEMBER 30,   February 29,
                                                  1996           1996
                                              -------------  -------------
                                               (UNAUDITED)     (NOTE B)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable (Note F)                        $10,143,000    $ 9,089,000
  Notes payable to officers and
    shareholders                                 1,225,000        220,000
  Accounts payable                               3,891,000      2,457,000
  Accrued liabilities                            2,208,000      1,878,000
  Current maturities of long-term debt
    (Note F)                                     1,384,000      1,381,000
                                               -----------    -----------
Total current liabilities                       18,851,000     15,025,000

Long-term debt (Note F)                          1,424,000      2,340,000
Convertible debentures (Note C)                  2,000,000            ---
Deferred income taxes                              407,000        403,000
Minority interests                                 416,000        372,000

Commitments and contingencies (Note G)                 ---            ---

SHAREHOLDERS' EQUITY
  Preferred stock, no par value - shares
    authorized 2,000,000; none issued and
    outstanding                                        ---            ---
  Common stock, no par value - shares
    authorized 10,000,000; issued and
    outstanding shares 3,907,000                 3,529,000      3,529,000
  Additional paid-in capital                        81,000         81,000
  Retained earnings                             15,111,000     13,655,000
  Net unrealized gain (loss) on marketable
    equity securities                             (146,000)       200,000
  Currency translation adjustments              (1,188,000)    (1,186,000)
                                               -----------    -----------

  Total shareholders' equity                    17,387,000     16,279,000
                                               -----------    -----------

Total liabilities and shareholders' equity     $40,485,000    $34,419,000
                                               ===========    ===========


The accompanying notes are an integral part of these statements.

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Fiscal Quarter and Nine Months Ended November 30,
                                  (UNAUDITED)



                                         (RESTATED)                  (RESTATED)
                                            1996          1995          1996          1995
                                        ------------  ------------  ------------  ------------

Net sales                               $13,269,000   $12,644,000   $38,328,000   $36,087,000

Cost of goods sold                        8,453,000     7,557,000    24,888,000    22,255,000
                                        -----------   -----------   -----------   -----------

     Gross profit                         4,816,000     5,087,000    13,440,000    13,832,000

Operating expenses:
  Selling and delivery                      768,000     1,193,000     2,820,000     3,453,000
  General and administrative              2,868,000     2,552,000     7,676,000     7,029,000
                                        -----------   -----------   -----------   -----------
                                          3,636,000     3,745,000    10,496,000    10,482,000

     Operating profit                     1,180,000     1,342,000     2,944,000     3,350,000


Other income (expense)
  Interest expense                         (317,000)     (289,000)     (931,000)     (854,000)
  Foreign currency exchange loss                ---      (440,000)          ---      (510,000)
  Other, net                                  6,000        (1,000)       15,000        23,000
                                        -----------   -----------   -----------   -----------
                                           (311,000)     (730,000)     (916,000)   (1,341,000)

     Income before minority interest        869,000       612,000     2,028,000     2,009,000

Minority interest                            22,000         1,000        36,000        13,000
                                        -----------   -----------   -----------   -----------

    Income before income taxes              847,000       611,000     1,992,000     1,996,000

Income taxes                                218,000       260,000       536,000       683,000
                                        -----------   -----------   -----------   -----------

    Net Income                          $   629,000   $   351,000     1,456,000    $1,313,000
                                        ===========   ===========   ===========    ==========


Earnings per share of common stock      $      0.16   $      0.09   $      0.37    $     0.33
                                        ===========   ===========   ===========    ==========
Weighted average shares outstanding       3,961,000     3,963,000     3,961,000     3,963,000
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



                                                                                            Net Unrealized
                                                                                            Gain (Loss) on
                                                                    Foreign                   Concurrent
                                                                   Currency     Additional    Marketable
                                         Common      Retained     Translation    Paid In        Equity
                                          Stock      Earnings     Adjustments    Capital      Securities
                                       -----------  -----------  -------------  ----------  ---------------
Balance at February 28, 1995           $3,821,000   $11,876,000   $(1,020,000)          --        $(81,000)
  Net earnings for year                        --     1,779,000            --           --              --
  Contribution of capital from
    gain realized on sale of stock
    by officer                                 --            --            --      $81,000              --
  Repurchase and retirement of
    168,000 shares of common stock       (292,000)           --            --           --              --
  Currency translation adjustment              --            --      (166,000)          --              --
  Net unrealized gain on noncurrent
    marketable equity securities               --            --            --           --         281,000
                                       ----------   -----------  ------------   ----------  --------------

Balance at February 29, 1996           $3,529,000   $13,655,000   $(1,186,000)     $81,000        $200,000

  Net income for year to date                  --     1,456,000            --           --              --
  Currency translation adjustment              --            --        (2,000)          --              --
  Unrealized loss on marketable
  equity securities                            --            --            --           --        (346,000)
                                       $3,529,000   $15,111,000   $(1,188,000)     $81,000       $(146,000)
                                       ==========   ===========   ===========      =======       ==========

         The accompanying notes are an integral part of these statements.

                           VIDEO DISPLAY CORPORATION
        STATEMENTS OF CASH FLOWS For the Nine Months ended November 30,


                                                      (RESTATED)
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

                                                     (RESTATED)
                                                         1996          1995
                                                     -----------   -----------

RECONCILIATION OF NET EARNINGS FROM
  CONTINUING OPERATIONS TO NET CASH
  PROVIDED BY (USED IN) OPERATING
  ACTIVITIES

Net earnings from continuing operations            $ 1,456,000   $ 1,313,000


ADJUSTMENTS TO RECONCILE NET EARNINGS
  TO NET CASH PROVIDED BY OPERATIONS:
  Depreciation and amortization                        997,000     1,320,000
  Amortized interest on note receivable                (27,000)      (30,000)
  Decrease in allowance for doubtful accounts              ---        (3,000)


CHANGES IN OPERATING ASSETS AND LIABILITIES
  NET OF EFFECTS FROM ACQUISITIONS:
  Decrease in accounts receivable                      (85,000)     (278,000)
  Increase in inventory                             (2,427,000)   (1,810,000)
  Increase in prepaid expenses                         (89,000)      (79,000)
  Increase in accounts payable
    and accrued expenses                               834,000     1,901,000
  Increase in minority interest                         45,000        20,000
                                                   -----------   -----------


NET CASH PROVIDED BY (USED IN) CONTINUING
  OPERATIONS                                       $   704,000   $ 2,354,000
                                                   ===========   ===========

NONCASH INVESTING AND FINANCING ACTIVITIES
-------------------------------------------------
  Demand note payable issued in conjunction
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

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE A - RESTATEMENT OF PREVIOUS FILING

The three and nine months ended November 30, 1996 results have been restated to reflect the reductions of gross margins and the related tax effects which are attributed primarily to the consumer parts division. These adjustments were identified in conjunction with the annual audit of the Company. The following table identifies the affected accounts:

                              November 30, 1996                 November 30, 1996
                            As Previously Reported   Adjusted      As Restated
                            ----------------------  ----------  -----------------
Balance Sheets
  Current assets                 $31,936,000        $     ---      $31,936,000
  Total assets                   $40,485,000              ---      $40,485,000
  Current liabilities            $18,411,000        $ 440,000      $18,851,000
  Shareholders' equity           $17,827,000        $(440,000)     $17,387,000
  Total liabilities and
    shareholders' equity         $40,485,000        $     ---      $40,485,000

                                    Three Months ended                    Nine Months ended
                                       November 30,                          November 30,
                                As                                     As
                            Previously                   As        Previously                  As
                             Reported    Adjusted     Restated      Reported    Adjusted    Restated
                           ------------  ---------  ------------  ------------  --------  ------------
Income Statement
  Net sales                $13,269,000   $   ---    $13,269,000   $38,328,000   $   ---   $38,328,000
  Cost of goods sold         8,354,000     99,000     8,453,000    24,178,000    710,000   24,888,000
  Operating expenses         3,636,000        ---     3,636,000    10,496,000        ---   10,496,000
  Other income(expense)       (311,000)       ---      (311,000)     (916,000)       ---     (916,000)
  Income taxes                 256,000    (38,000)      218,000       806,000                 536,000
  Net income               $   690,000   $ 61,000   $   629,000   $ 1,896,000   $440,000  $ 1,456,000
  Earnings per share             $0.18   $   0.02         $0.16         $0.48   $   0.11        $0.37

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


NOTE C - ACQUISITIONS (Continued)

Pro forma Consolidated Results of Operations
--------------------------------------------

The following table summarizes unaudited pro forma consolidated results of operations of the Company, assuming the acquisitions had occurred at the beginning of each of the following periods:

                               Three months ended                Nine months ended
                                  November 30,                      November 30,
                             1996             1995             1996              1995
                          -----------      -----------      -----------      -----------
Net sales                 $13,269,000      $13,696,000      $39,386,000      $39,048,000
Earnings from cont.
  operations              $ 1,279,000      $ 1,445,000      $ 3,829,000      $ 3,735,000
Net earnings              $   690,000      $   416,000      $ 2,005,000      $ 1,554,000
Net earnings per share    $      0.18      $      0.11      $      0.51      $      0.39


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

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE F - LONG-TERM DEBT

Long-term debt consisted of the following:

                                               (AS RESTATED)
                                                NOVEMBER 30,  February 29,
                                                    1996          1996
                                                -----------   -----------


Term loan facility.                                $2,200,000   $2,800,000

Note payable to bank; quarterly principal
  payments of $10,000 plus interest at 86% of
  prime (8.25% at August 1996); collateralized
  by land, building and equipment with a net
  book value of $660,000 at November 30, 1996.         40,000       69,000

Mortgage payable to bank; monthly principal
  payments of $5,000 plus interest at 8.6%
  collateralized by land and building with
  a net book value of $618,000.                       241,000      269,000

Note payable to industrial development
  authority; monthly payment of $4,000
  including interest at 6.5%; collateralized
  by land and building with a net book value
  of $528,000.                                        192,000      217,000

Note payable to bank; monthly principal
  payments of $24,000 including interest
  at 9%; collateralized by computer
  equipment with a net book value of
  $500,000.                                            28,000      154,000

Note payable to bank; monthly payment of
  $8,000 plus interest at prime plus 1%;
  collateralized by machinery and equipment
  with a net book value of $400,000.                      ---       53,000

Note payable to bank; monthly payment of
  $2,000 plus interest at prime plus 1%;
  collateralized by land and buildings
  with a net book value of $183,000.                   83,000      111,000

Other                                                  24,000       48,000
                                                   ----------  -----------

                                                    2,808,000    3,721,000
Less current portion                                1,384,000    1,381,000
                                                   ----------  -----------
                                                   $1,424,000   $2,340,000
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

Results of Operations - as restated
-----------------------------------

     The following table sets forth, for the nine months and three months ended November 30, 1996 and 1995, the percentages which selected items in the Statements of Operations bear to total revenues:

                                  Fiscal Quarter          Nine Months
                                  Ended August 31,      Ended August 31,
                                  Restated              Restated
                                    1996     1995         1996     1995
                                    ----     ----         ----     ----
Sales
 CRT and components                 51.2%     52.3%      50.2%     49.6%
 Wholesale electronic parts         48.8      47.7       49.8      50.4
                                   -----     -----      -----     -----
                                   100.0%    100.0%     100.0%    100.0%
                                   =====     =====      =====     =====
 Cost and expenses
 Cost of goods sold                 63.7%     59.8%      64.9%     61.7%
 Selling and delivery                5.8       9.4        7.4       9.6
 General and administrative         21.6      20.2       20.0      19.4
                                   -----     -----      -----     -----
                                    91.1      89.4       92.3      90.7

Income from Operations               8.9      10.6        7.7       9.3
Interest expense                    (2.4)     (2.3)      (2.4)     (2.4)
Other income (expense)              (0.1)     (3.5)      (0.1)     (1.4)
                                   -----     -----      -----     -----
 Income before income taxes          6.4       4.8        5.2       5.5
 Provision for income taxes          1.6       2.0        1.4       1.9
                                   -----     -----      -----     -----

Net income                           4.8%      2.8%       3.8%      3.6%
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

Gross Margins
-------------

  Consolidated gross margins as a percentage of sales were 35.1% verses 38.3% for the nine months ended November 30, 1996 as compared to November 30, 1995. The decline in gross margins can be attributed primarily to the wholesale parts division. While sales of replacement parts to major electronics distributors increased $1.7 million for the first nine months, those sales are at lower margins than are generated from sales to other dealer and end user consumers.

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

Income Taxes
------------

  The Company's effective tax rate for the third quarter of fiscal 1997 was 25.7% as compared to 42.5% for the same period a year ago. The effective tax rate for the nine months ended November 30, 1996 compared to November 30, 1995 was 26.9% versus 34.2%. The third quarter and year to date fiscal 1997 effective tax rate reflects higher income generated by foreign subsidiaries for which no tax provision has been accrued. The foreign subsidiary has a tax loss carry forward which is applicable to these earnings.

Foreign Currencies
------------------

  The Company recorded a $2,000 decrease to shareholders' equity in the first nine months of fiscal 1997 related primarily to the Company's Mexican facility and the effects on its financial statements calculated using the Mexican peso as its functional currency. The peso has remained relatively stable since the begining of this fiscal year.

Liquidity and Capital Resources
-------------------------------

  The Company's working capital was $13,085,000 at November 30, 1996 as compared to $11,996,000 at February 29, 1996.

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



                                  VIDEO DISPLAY CORPORATION



July 3, 1997                 By:  /s/ Ronald D. Ordway
                                  -------------------------
                                  Ronald D. Ordway
                                  Chief Executive Officer



                             By:  /s/ Carol D. Franklin
                                  -------------------------
                                  Carol D. Franklin
                                  Chief Financial Officer