Form 10-K405/A
period 1997-02-28
VIDEO DISPLAY CORP
filed 1997-07-15
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20552


                                  FORM 10-K/A

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

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data with respect to the Company's last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein:

                                                                 FOR FISCAL YEARS ENDED
                                        ----------------------------------------------------------------------
                                          FEB. 28,       FEB. 29,       FEB. 28,       FEB. 28,      FEB. 28,
                                            1997           1996           1995           1994          1993
                                        ----------------------------------------------------------------------
                                                         (In Thousands, Except Per Share Data)

STATEMENT OF OPERATIONS DATA
Net sales                                 $53,865       $48,112         $48,440       $53,067       $61,017
Operating profit                            3,970         3,704           1,227         1,631         1,977
Net income (loss)                           1,898         1,779              10           503          (796)
Net income (loss) per common
  share (primary)                         $  0.48       $  0.45         $  0.00       $  0.12       $  (.19)
Net income (loss) per common
  share (fully diluted)                   $  0.47       $  0.45         $  0.00       $  0.12       $  (.19)
Weighted average number of common
  and common equivalent shares
  outstanding (primary)                     3,960         3,968           4,129         4,134         4,120
Weighted average number of common
  and common equivalent shares
  outstanding (fully diluted)               4,200         3,968           4,129         4,134         4,120


BALANCE SHEET DATA
Total assets                              $40,887       $34,419         $34,161       $38,026       $40,677
Working capital                            13,784        11,996          10,713        18,864        21,351
Long-term obligations (a)                   3,962         2,340           3,717        11,129        15,156

(a) Includes convertible debentures of $2,000,000 in fiscal 1997.

                  Video Display Corporation and Subsidiaries

                       Consolidated Statements of Income

                                                       February 28,             February 29,           February 28,
YEAR ENDED                                                 1997                     1996                   1995
                                                      --------------          ---------------          ------------
Net sales                                                $53,865,000              $48,112,000           $48,440,000

Cost of goods sold                                        35,509,000               30,227,000            32,686,000
                                                         -----------              -----------           -----------
Gross profit                                              18,356,000               17,885,000            15,754,000
                                                         -----------              -----------           -----------

Operating expenses:
Selling and delivery                                       4,487,000                4,614,000             4,765,000
General and administrative                                 9,899,000                9,567,000             9,762,000
                                                         -----------              -----------           -----------
                                                          14,386,000               14,181,000            14,527,000
                                                         -----------              -----------           -----------
Operating profit                                           3,970,000                3,704,000             1,227,000
                                                         -----------              -----------           -----------

Other income (expense):
Interest expense                                          (1,290,000)              (1,144,000)           (1,124,000)
Loss on settlement of litigation
 (Note 3)                                                          -                        -              (182,000)
Gain (loss) on investments                                   (25,000)                  43,000                28,000
Other, net                                                    25,000                  135,000                69,000
                                                         -----------              -----------           -----------
                                                          (1,290,000)                (966,000)           (1,209,000)
                                                         -----------              -----------           -----------
Income before minority interest and
 income taxes                                              2,680,000                2,738,000                18,000

Minority interest                                             10,000                   33,000                 4,000
                                                         -----------              -----------           -----------
Income before income taxes                                 2,670,000                2,705,000                14,000

Income taxes (Note 7)                                        772,000                  926,000                 4,000
                                                         -----------              -----------           -----------
Net income                                               $ 1,898,000              $ 1,779,000           $    10,000
                                                         -----------              -----------           -----------

Primary earnings per share of
 common stock                                            $      0.48              $      0.4            $      0.00
                                                         ===========              ===========           ===========

Fully diluted earnings per share
 of common stock                                         $      0.47              $      0.45           $      0.00
                                                         ===========              ===========           ===========

Primary weighted average shares
 outstanding                                               3,960,000                3,968,000             4,129,000
                                                         ===========              ===========           ===========

Fully diluted weighted average
 shares outstanding                                        4,200,000                3,968,000             4,129,000
                                                         ===========              ===========           ===========

See accompanying notes to consolidated financial statements.