Form 10-Q
period 1997-05-31
VIDEO DISPLAY CORP
filed 1997-07-15
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended MAY 31, 1997                   Commission File Number 0-13394


                           VIDEO DISPLAY CORPORATION
            (Exact name of registrant as specified on its charter)


           GEORGIA                                            58-1217564
(State or other jurisdiction of                            (I.R.S.Employer
 incorporation or organization)                          Identification No.)



             1868 TUCKER INDUSTRIAL DRIVE, TUCKER, GEORGIA  30084
                   (Address of principal executive offices)


       Registrant's telephone number including area code:  770-938-2080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X       No
                                    ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


          Class                                    Outstanding at May  31, 1997
--------------------------                         ----------------------------
Common Stock, No Par Value                                  3,907,413

                           VIDEO DISPLAY CORPORATION

                                     INDEX

                                                                         Page
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited)

        Consolidated balance sheets - May 31, 1997 and
         February 28, 1997                                                3-4

        Consolidated statements of income -
         Three months ended May 31, 1997 and 1996                           5

        Consolidated statements of shareholders' equity -
         May 31, 1997 and February 28, 1997                                 6

        Consolidated statements of cash flows - Three months
         ended May 31, 1997 and May 31, 1996                              7-8

        Notes to consolidated financial statements -
         May 31, 1997                                                    9-11

     Item 2.  Management's Discussion and Analysis of Financial

        Condition and Results of Operations                             12-14



PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                            15
     Item 2.  Changes is Securities                                        15
     Item 3.  Defaults upon its Senior Securities                          15
     Item 4.  Submission of Matters to a Vote of Security Holders          15
     Item 5.  Other Information                                            15
     Item 6.  Exhibits and reports on Form 8-K                             15

SIGNATURES

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                MAY 31,     February 28,
                                                                 1997          1997
                                                               UNAUDITED      (NOTE  A)
                                                             ------------   -------------
ASSETS
Current assets:
 Cash and cash equivalents (including restricted cash
   of $ 34,000)                                              $    936,000   $  1,043,000
 Notes and accounts receivable, less allowance for
   possible losses of $238,000 and $247,000, respectively       6,958,000      7,568,000
 Note receivable, net of unamortized discount of
   $36,000  (Note B)                                              144,000        144,000
 Inventories:
   Raw materials                                                4,353,000      3,848,000
   Finished goods                                              17,807,000     18,686,000
 Prepaid expenses                                                 757,000        550,000
 Deferred income taxes                                            677,000        677,000
                                                             ------------   ------------
Total current assets                                           31,632,000     32,516,000

Property, plant and equipment:
 Land                                                             435,000        435,000
 Buildings                                                      3,907,000      3,905,000
 Machinery and equipment                                       13,623,000     13,485,000
                                                             ------------   ------------
                                                               17,965,000     17,825,000
Accumulated depreciation and amortization                     (12,974,000)   (12,637,000)
                                                             ------------   ------------
                                                                4,991,000      5,188,000

Investments (Note B)                                              147,000        147,000

Note receivable, net of unamortized discount of
 $59,000 and $68,000 and allowance for possible
 losses of $221,000                                               650,000        686,000

Excess of cost over net assets acquired, net of
 accumulated amortization of $960,000 and
 $889,000                                                       2,047,000      2,118,000

Other assets                                                      237,000        232,000
                                                             ------------   ------------

Total assets                                                 $ 39,704,000   $ 40,887,000
                                                             ============   ============

The accompanying notes are an integral part of these statements.

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   MAY 31,     February 28,
                                                                     1997          1997
                                                                  UNAUDITED      (NOTE A)
                                                                 ------------  -------------
Liabilities and Shareholders' Equity
Current liabilities:
 Note payable (Note D)                                           $ 6,697,000    $ 9,657,000
 Notes payable to officers and shareholders (Note D)               3,720,000      1,220,000
 Accounts payable                                                  3,477,000      4,328,000
 Accrued liabilities                                               2,346,000      2,534,000
 Current maturities of long-term debt (Note D)                       993,000        993,000
                                                                 -----------    -----------
Total current liabilities                                         17,233,000     18,732,000

Long-term debt (Note D)                                            1,703,000      1,962,000
Subordinated debentures                                            2,000,000      2,000,000
Deferred income taxes                                                256,000        256,000
Minority interests                                                   199,000        194,000

Commitments and contingencies                                            ---            ---

Shareholders' equity
 Preferred stock, no par value - shares authorized 2,000,000;
   none issued and outstanding                                           ---            ---
 Common stock, no par value - shares authorized 10,000,000;
   issued and outstanding shares 3,907,000                         3,529,000      3,529,000
Additional paid-in capital                                            92,000         92,000
Retained earnings                                                 16,065,000     15,553,000
Net unrealized gain (loss) on marketable equity securities          (120,000)      (120,000)
Currency translation adjustments                                  (1,253,000)    (1,311,000)
                                                                 -----------    -----------
Total shareholders' equity                                        18,313,000     17,743,000
                                                                 -----------    -----------
Total liabilities and shareholders' equity                       $39,704,000    $40,887,000
                                                                 ===========    ===========

The accompanying notes are an integral part of these statements.

                           VIDEO DISPLAY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     For the Fiscal Quarters Ended May 31,
                                  (UNAUDITED)

                                                         1997          1996
                                                     ------------  ------------
Net sales                                            $14,322,000   $12,098,000

Cost of goods sold                                     9,345,000     8,059,000
                                                     -----------   -----------

   Gross profit                                        4,977,000     4,039,000

Operating expenses:
 Selling and delivery                                  1,198,000       941,000
 General and administrative                            2,714,000     2,436,000
                                                     -----------   -----------
                                                       3,912,000     3,377,000

   Operating profit                                    1,065,000       662,000

Other income (expense)
 Interest expense                                       (351,000)     (283,000)
 Other, net                                               (4,000)       10,000
                                                     -----------   -----------
                                                        (355,000)     (273,000)

   Income before minority interest                       710,000       389,000

Minority interest                                          4,000         5,000
                                                     -----------   -----------

   Income before income taxes                            706,000       384,000

Income taxes                                             194,000       131,000
                                                     -----------   -----------

   Net income                                        $   512,000   $   253,000
                                                     ===========   ===========

Basic earnings per share of common stock                   $0.13         $0.07
                                                     ===========   ===========

Diluted earnings per share of common stock                 $0.12         $0.07
                                                     ===========   ===========

Primary weighted average shares outstanding            3,977,000     3,907,000
                                                     ===========   ===========

Fully diluted weighted average shares outstanding      4,418,000     3,907,000
                                                     ===========   ===========

The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 28, 1997 and
                       the Three Months Ended May 31, 1997

                                                                                                        Net Unrealized
                                                                                                            Loss on
                                                                              Foreign                     Noncurrent
                                                                              Currency     Additional     Marketable
                                                  Common       Retained     Translation     Paid In         Equity
                                                   Stock       Earnings     Adjustments     Capital       Securities
                                                -----------   -----------   ------------   ----------   ---------------
Balance at February 29, 1996                     $3,529,000   $13,655,000   $(1,186,000)     $81,000       $ 200,000
  Net earnings for year                                 ---     1,898,000           ---          ---             ---
  Contribution of capital from gain
   realized on sale of stock by officer                 ---           ---           ---       11,000             ---
  Currency translation adjustment                       ---           ---      (125,000)         ---             ---
  Net unrealized loss on noncurrent
   marketable equity securities                         ---           ---           ---          ---        (320,000)
                                                 ----------   -----------   -----------      -------       ---------
Balance at February 28, 1997                     $3,529,000   $15,553,000   $(1,311,000)     $92,000       $(120,000)

  Net income for quarter                                ---       512,000           ---          ---             ---
  Currency translation adjustment                       ---           ---        58,000          ---             ---
  Unrealized gain on marketable
   equity securities                                    ---           ---           ---          ---             ---
                                                 ----------   -----------   -----------      -------       ---------
Balance at May 31, 1997                          $3,529,000   $16,065,000   $(1,253,000)     $92,000       $(120,000)
                                                 ==========   ===========   ===========      =======       =========

                           Video Display Corporation
                           STATEMENTS OF CASH FLOWS
                      For the Three months ended May 31,

                                                        1997          1996
                                                    ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES           $   670,000   $   556,000

INVESTING ACTIVITIES
Purchase of property, plant and equipment              (140,000)     (161,000)
Cash received in Teltron acquisition                        ---        22,000
(Increase) decrease in other assets                     (21,000)        3,000
                                                    -----------   -----------
                                                       (161,000)     (136,000)

FINANCING ACTIVITIES

Proceeds from long-term debt and lines of credit      5,886,000     7,693,000
Proceeds on note receivable                              45,000        45,000
Payments on long-term debt and lines of credit       (6,605,000)   (7,870,000)
                                                    -----------   -----------

Net cash used in financing activities                  (674,000)     (132,000)

Effect of exchange rates on cash                         58,000       (92,000)
                                                    -----------   -----------

Net increase (decrease) in cash                        (107,000)      196,000

Cash, beginning of period                             1,043,000     1,057,000
                                                    -----------   -----------

Cash, end of period                                 $   936,000   $ 1,253,000
                                                    ===========   ===========

The accompanying notes are an integral pat of these statements.

                           VIDEO DISPLAY CORPORATION
                            STATEMENTS OF CASH FLOWS
                       For the Three Months ended May 31,

                                                                    1997         1996
                                                                ------------  ----------
RECONCILIATION OF NET EARNINGS FROM CONTINUING
   OPERATIONS TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES

Net earnings from continuing operations                         $   512,000   $ 253,000

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
BY OPERATIONS:
Depreciation and amortization                                       424,000     334,000
Amortized interest on note receivable                                (9,000)     (9,000)
Decrease in allowance for doubtful accounts                          (3,000)        ---

CHANGES IN OPERATING ASSETS AND LIABILITIES NET OF EFFECTS
FROM ACQUISITIONS:
Decrease in accounts receivable                                     613,000     546,000
(Increase) decrease in inventory                                    374,000    (957,000)
Increase in prepaid expenses                                       (207,000)    (59,000)
Increase (decrease) in accounts payable and accrued expenses     (1,039,000)    441,000
Increase in minority interest                                         5,000       7,000
                                                                -----------   ---------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS            $   670,000   $ 556,000
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

The balance sheet at February 28, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of May 31, 1997 and the Consolidated Statement of earnings for the three months ended May 31, 1997 and 1996.


NOTE B - SETTLEMENT OF LITIGATION

The Company and Global Products, Inc. ("Global") entered into a settlement agreement ("Settlement"), effective February 16, 1995 in which both parties agreed to dismiss all litigation, claims and counter claims related to the dispute between the two parties. The settlement contained provisions whereby certain assets, previously owned by Summit Organization, lnc., global and its affiliates, were transferred to the Company.

In conjunction with the above settlement, the Company received an unsecured note receivable with a face value of $1,500,000 due in monthly installments of $15,000 over a term of 100 months. the note is non-interest bearing for the first 50 payments and interest bearing, at prime plus 1% over the remaining 50 payments. As of May 31, 1997, the note is recorded at a total of $794,000, net of its discount and allowance.


NOTE C - ACQUISITIONS

In April 1996, the Company purchased substantially all the assets and assumed certain liabilities of Teltron Technologies, Inc.

In June 1996, the Company acquired 100% of the stock of Z-Axis, Inc.

The following table summarized the unaudited pro forma consolidated results of operations of the Company, assuming the acquisitions had occurred at the beginning of the following fiscal period. The pro forma financial information is not necessarily indicative of what would have occurred had the

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE C - ACQUISITIONS (Continued)

acquisitions been made as of that date, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, amortization of the excess of the purchase price over the net assets acquired interest expense and income taxes.


                                               First Quarter Ended May 31,
                                                   1997            1996
                                               -----------    ------------
Net sales                                      $14,322,000     $13,260,000
Earnings from operations                         1,065,000         837,000
Net earnings                                       512,000         362,000
Basic earnings per share                       $      0.13     $      0.09
                                               ===========     ===========
Diluted earnings per share                     $      0.12     $      0.08
                                               ===========     ===========


NOTE D - LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                            MAY 31,     February 28,
                                                                             1997          1997
                                                                          -----------   -----------
Term loan facility.                                                       $ 1,800,000   $ 2,000,000

Mortgage payable to bank; monthly principal payments
 of  2,000 plus interest at 8.6%;  collateralized by
 land and building with a net book value of                               $   578,000
 at May 31, 1997.                                                             240,000       242,000

Note payable to industrial development authority;
 monthly payment of 4,000 including interest at 6.5%;
 collateralized y land and building with a net book
 value of $483,000 at May 31, 1997.                                           175,000       184,000

Note payable to bank; monthly principal payments
 of $9,000 including interest at 8.25%; collateralized
 by computer equipment with a net book value of
 $482,000 at May 31, 1997.                                                    382,000       402,000

Other                                                                          99,000       127,000
                                                                          -----------   -----------
                                                                          $ 2,696,000   $ 2,955,000
Less current portion                                                          993,000       993,000
                                                                          -----------   -----------
                                                                          $ 1,703,000   $ 1,962,000
                                                                          ===========   ===========

                   Video Display Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE D - LONG TERM DEBT (Continued)

In March 1997, Company amended its line of credit with the primary bank to allow a maximum available line of $4,500,000 and to eliminate the $1,000,000 letter of credit facility. The interest rates and covenants remained the same as the original line of credit. The line of credit expires July 31, 1997 and the Company will be required to seek renewal. The Company does not anticipate problems renewing the line of credit.

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

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

   The following table sets forth, for the three months ended May 31, 1997 and 1996, the percentages which selected items in the Statements of Income bear to total revenues:

                                        Fiscal Quarter Ended May 31,
                                         1997                  1996
                                         ----                  ----
Sales
 CRT and components            $ 7,840,000    54.7%  $ 5,773,000    47.7%
 Wholesale electronic parts      6,482,000    45.3     6,325,000    52.3
                               -----------   -----   -----------   -----
                                14,322,000   100.0%   12,098,000   100.0%

Cost and expenses
 Cost of goods sold              9,345,000    65.2     8,059,000    66.6
 Selling and delivery            1,198,000     8.5       941,000     7.8
 General and administrative      2,714,000    18.9     2,436,000    20.1
                               -----------   -----   -----------   -----
                                13,257,000    92.6    11,436,000    94.5

Income from Operations           1,065,000     7.4       662,000     5.5

Interest expense                  (351,000)   (2.5)     (283,000)   (2.3)
Other income (expense)              (8,000)    ---         5,000     ---
                               -----------   -----   -----------   -----

Income before income taxes         706,000     4.9       384,000     3.2
Provision  for income taxes        194,000     1.4       131,000     1.1
                               -----------   -----   -----------   -----

Net income                     $   512,000     3.5%  $   253,000     2.1%
                               ===========   =====   ===========   =====


Net Sales
---------

Consolidated net sales increased 18.4% or $2,224,000 for the three months ended May 31, 1997 as compared to the same period one year ago. CRT division sales were up 35.8% or $2,067,000 and the wholesale consumer electronic parts division sales were up 2.5% or $157,000.

The net increase in sales of the CRT division is attributed in part to the acquisitions completed in May and June of fiscal 1997. These subsidiaries added $1,344,000 in the first quarter of fiscal 1998. The remaining $723,000 increase in CRT sales is a result of increases in the data display, projection and television segments of the CRT division.

The net increase in sales of the wholesale electronic parts division is primarily attributed to increases in the fire and safety product line. Sales to major electronic distributors and to retail consumers were relatively flat in the corresponding periods.

Gross margins
-------------

Consolidated gross profit margins as a percentage of sales increased from 33.4% for the quarter ended May 31, 1996 to 34.8% for the quarter ended May 31, 1997. The CRT and wholesale electronic parts divisions posted increases of 1.5% and 1%, respectively.

Operating expenses
------------------

Selling and general and administrative expenses increased by $535,000 or 15.8% over a year ago. Included in the increase is $282,000 of expenses from the addition of two subsidiaries reflected in the results of the first quarter of fiscal 1998.

The Company continues to seek ways to reduce operating expenses.

Interest expense
----------------

Interest expense increased $68,000 to $351,000 in the first quarter of 1997. In conjunction with the refinancing of the debt and the acquisitions in fiscal 1997, there was an overall increase of debt in the comparative first quarters. Additionally, these increased borrowings are at rates slightly higher (prime plus 1%) than the term and line of credit facilities which are at prime plus 1/2%.

Income taxes
------------

The Company's effective tax rate for the first quarter of fiscal 1998 was 27.5% as compared to 34.1% for the same period a year ago. The difference in the effective tax rate is attributable to the increase ratio of earnings in the first quarter of fiscal 1998 of the Company's foreign subsidiary as compared to the same period a year ago. The foreign subsidiary has a tax loss carry forward which is applicable to these earnings.

Foreign currencies
------------------

The Company recorded a $58,000 increase to shareholders' equity in the first quarter of fiscal 1998 related to the Company's foreign subsidiaries.

Liquidity and capital resources
-------------------------------

The Company's working capital was $14,399,000 at May 31, 1997 as compared to $13,784,000 at February 28, 1997. The increase in working capital includes increases of $1,079,000 due to the acquisitions of Z-Axis and Teltron. The offsetting decline reflects decreases in receivables, inventory and accounts payable.

Net cash provided by operating activities for the three months ended May 31, 1997 was $670,000 compared to $573,000 a year ago.

Capital expenditures for fiscal 1998 are not anticipated to be significant.

In August 1994, the Company entered into a loan agreement with a bank that provided a $4,000,000 five year term loan and a one year $10,000,000 line of credit. The line of credit had been renewed through March 18, 1997. In March 1997, the Company renegotiated and reduced its line of credit with this bank to $4,500,000. The Company entered into an additional agreement with a second bank establishing a $3,500,000 line of credit bearing interest at the bank's base rate (8.25% as of the closing) plus 1/2%. Both lines expire July 31, 1997. The Company, at the same time, borrowed $2,800,000 from the CEO of the Company and subsequently repaid $300,000. This borrowing was under the terms of an unsecured demand note bearing interest at prime plus 1%. Proceeds from the borrowing were used by the Company to reduce the outstanding balance of the original line of credit. The Company will seek to renew the agreements for a one year term and does not anticipate problems in the renegotiation.

As in the prior year, the Company is negotiating or bidding on sales contracts for additional revenues which could impact its working capital requirements.
The intent is to finance short term requirements through existing bank borrowing relationships; however, longer term sources of more permanent capital may be required if certain larger contracts are awarded to the Company.

                                    PART II


Item 1.  Legal Proceedings

       No new legal proceedings or material changes in existing litigation occurred during the quarter ending May 31, 1997.

Item 2.  Changes in Securities

       None.

Item 3.  Defaults upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders

       None

Item 5.  Other information

       None

Item 6.  Exhibits and Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended May 31, 1997.

                                   SIGNATURES


Pusuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                       VIDEO DISPLAY CORPORATION


July 14, 1997                          By: /s/ Ronald D. Ordway
                                           -----------------------
                                           Ronald D. Ordway
                                           Chief Executive Officer



                                       By: /s/ Carol D. Franklin
                                           -------------------------------------
                                           Carol D. Franklin
                                           Chief Financial Officer and Secretary