Form 10-Q
period 1997-08-31
VIDEO DISPLAY CORP
filed 1997-10-15
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended AUGUST  31, 1997               Commission File Number 0-13394


                           VIDEO DISPLAY CORPORATION
             (Exact name of registrant as specified on its charter)


          GEORGIA                                            58-1217564
(State or other jurisdiction of                           (I.R.S.Employer
 incorporation or organization)                          Identification No.)



              1868 TUCKER INDUSTRIAL DRIVE, TUCKER, GEORGIA  30084
                    (Address of principal executive offices)



Registrant's telephone number including area code:                770-938-2080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                Yes       X                       No
                                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


            Class                              Outstanding at August  31, 1997
--------------------------                     -------------------------------
Common Stock, No Par Value                                  3,907,413

                           VIDEO DISPLAY CORPORATION

                                     INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (unaudited)

           Consolidated balance sheets - August 31, 1997 and
            February 28, 1997                                                3-4

           Consolidated statements of operations -
            Fiscal quarter and six months ended August 31, 1997 and 1996       5

           Consolidated statements of shareholders' equity -
            Twelve months ended February 28, 1997 and the six months
            ended August 31, 1997                                              6

           Consolidated statements of cash flows - Six months
            ended August 31, 1997 and August 31, 1996                        7-8

           Notes to consolidated financial statements -
            August 31, 1997                                                 9-10

         Item 2.  Management's Discussion and Analysis of Financial

           Condition and Results of Operations                             11-13



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          14
         Item 2.  Changes is Securities                                      14
         Item 3.  Defaults upon its Senior Securities                        14
         Item 4.  Submission of Matters to a Vote of Security Holders        14
         Item 5.  Other Information                                          14
         Item 6.  Exhibits and reports on Form 8-K                           14


SIGNATURES

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                AUGUST 31,      February 28,
                                                                  1997             1997
                                                                UNAUDITED        (NOTE A)
                                                             ---------------  --------------
Assets
Current assets:
 Cash and cash equivalents (including restricted cash
        of $34,000)                                             $ 1, 394,000   $  1,043,000
 Notes and accounts receivable, less allowance for
   possible losses of $267,000 and $247,000                        7,255,000      7,568,000
 Note receivable, net of unamortized discount of
   $36,000                                                           144,000        144,000
 Inventories                                                      22,510,000     22,534,000
 Prepaid expenses                                                    539,000        550,000
 Deferred income taxes                                               677,000        677,000
                                                                ------------   ------------
Total current assets                                              32,519,000     32,516,000

Property, plant and equipment:
 Land                                                                435,000        435,000
 Buildings                                                         3,910,000      3,905,000
 Machinery and equipment                                          13,756,000     13,485,000
                                                                ------------   ------------
                                                                  18,101,000     17,825,000
Accumulated depreciation and amortization                        (13,313,000)   (12,637,000)
                                                                ------------   ------------
                                                                   4,788,000      5,188,000

Investments                                                          515,000        147,000

Note receivable, net of unamortized discount of
 $53,000 and $146,000 and allowance for possible
 losses of $221,000                                                  641,000        686,000

Excess of cost over net assets acquired, net of
 accumulated amortization of $1,032,000 and
 $889,000                                                          1,975,000      2,118,000

Other assets                                                         256,000        232,000
                                                                ------------   ------------

Total assets                                                    $ 40,694,000   $ 40,887,000
                                                                ============   ============

The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                  AUGUST 31,   February 28,
                                                                     1997          1997
                                                                  UNAUDITED      (NOTE A)
                                                                 ------------  -------------

Liabilities and Shareholders' Equity
Current liabilities:
 Note payable (Note C)                                           $ 6,662,000    $ 9,657,000
 Notes payable to officers and shareholders (Note C)               3,620,000      1,220,000
 Accounts payable                                                  3,699,000      4,328,000
 Accrued liabilities                                               2,659,000      2,534,000
 Current maturities of long-term debt (Note C)                       993,000        993,000
                                                                 -----------    -----------
Total current liabilities                                         17,633,000     18,732,000

Long-term debt (Note C)                                            1,451,000      1,962,000
Subordinated debentures                                            2,000,000      2,000,000
Deferred income taxes                                                256,000        256,000
Minority interests                                                   200,000        194,000

Commitments and contingencies                                            ---            ---

Shareholders' equity
 Preferred stock, no par value - shares authorized 2,000,000;
   none issued and outstanding                                           ---            ---
 Common stock, no par value - shares authorized 10,000,000;
   issued and outstanding shares 3,907,000                         3,529,000      3,529,000
Additional paid-in capital                                            92,000         92,000
Retained earnings                                                 16,951,000     15,553,000
Net unrealized loss on marketable equity securities                 (160,000)      (120,000)
Currency translation adjustments                                  (1,258,000)    (1,311,000)
                                                                 -----------    -----------
Total shareholders' equity                                        19,154,000     17,743,000
                                                                 -----------    -----------
Total liabilities and shareholders' equity                       $40,694,000    $40,887,000
                                                                 ===========    ===========




The accompanying notes are an integral part of these statements.

                           VIDEO DISPLAY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    For the Fiscal Quarters Ended August 31,
                                  (UNAUDITED)

                                            1997          1996          1997          1996
                                        ------------  ------------  ------------  ------------

Net sales                               $14,212,000   $12,961,000   $28,534,000   $25,059,000

Cost of goods sold                        8,775,000     8,376,000    18,120,000    16,435,000
                                        -----------   -----------   -----------   -----------

     Gross profit                         5,437,000     4,585,000    10,414,000     8,624,000

Operating expenses:
  Selling and delivery                    1,030,000     1,111,000     2,228,000     2,052,000
  General and administrative              2,672,000     2,372,000     5,386,000     4,808,000
                                        -----------   -----------   -----------   -----------
                                          3,702,000     3,483,000     7,614,000     6,860,000

     Operating profit                     1,735,000     1,102,000     2,800,000     1,764,000

Other income (expense)
  Interest expense                         (317,000)     (331,000)     (668,000)     (614,000)
  Other, net                                 20,000        (1,000)       16,000         9,000
                                        -----------   -----------   -----------   -----------
                                           (297,000)     (332,000)     (652,000)     (605,000)

     Income before minority interest      1,438,000       770,000     2,148,000     1,159,000

Minority interest                               ---         9,000        (4,000)       14,000
                                        -----------   -----------   -----------   -----------

  Income before income taxes              1,438,000       761,000     2,144,000     1,145,000

Income taxes                                552,000       187,000       746,000       318,000
                                        -----------   -----------   -----------   -----------


  Net Income                            $   886,000   $   574,000   $1,398,000    $   827,000
                                        ===========   ===========   ==========    ===========

Basic earnings per share of common
  stock                                 $     0.22   $       0.14   $     0.35    $      0.21
                                        ===========   ===========   ==========    ===========

Fully diluted earnings per share of
  common stock                          $     0.21   $       0.14   $     0.33    $     0.20
                                        ==========   ============   ==========    ==========

Basic weighted average shares
  outstanding                            3,997,000      3,986,000    3,997,000     3,986,000
                                        ==========     ==========   ==========    ==========

Fully diluted weighted average shares
  outstanding                            4,438,000      4,111,000    4,438,000     4,111,000
                                        ==========     ==========   ==========    ==========


The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 28, 1997 and
                     the Six Months Ended August 31, 1997





                                                                                                     Net Unrealized
                                                                                                         Loss on
                                                                              Foreign                   Noncurrent
                                                                              Currency    Additional    Marketable
                                                    Common      Retained    Translation    Paid In        Equity
                                                     Stock      Earnings    Adjustments    Capital      Securities
                                                  -----------  -----------  ------------  ----------  ---------------


Balance at February 29, 1996                     $3,529,000  $13,655,000  $(1,186,000)     $81,000       $ 200,000
Net earnings for year                                   ---    1,898,000          ---          ---             ---
Contribution of capital from gain
 realized on sale of stock by officer                   ---          ---          ---       11,000             ---
Currency translation adjustment                         ---          ---     (125,000)         ---             ---
Net unrealized loss on noncurrent
 marketable equity securities                           ---          ---          ---          ---        (320,000)
                                                -----------  -----------  -----------   ----------  --------------

Balance at February 28, 1997                     $3,529,000  $15,553,000  $(1,311,000)     $92,000       $(120,000)

Net income for period                                   ---    1,398,000          ---          ---             ---
Currency translation adjustment                         ---          ---       53,000          ---             ---
Unrealized loss on marketable
 equity securities                                      ---          ---          ---          ---         (40,000)
                                                -----------  -----------  -----------   ----------  --------------

Balance at August 31, 1997                       $3,529,000  $16,951,000  $(1,258,000)     $92,000       $(160,000)
                                                ===========  ===========  ===========   ==========  ==============


                           Video Display Corporation
                            STATEMENTS OF CASH FLOWS
                      For the Six months ended August 31,



                                                           1997           1996
                                                       -------------  -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES              $  2,167,000   $    504,000

INVESTING ACTIVITIES
Purchase of property, plant and equipment                  (272,000)      (262,000)
Cash received in Z-Axis, Inc. acquisition                       ---        150,000
Teltron acquisition                                             ---        (40,000)
Purchase of investment                                     (408,000)           ---
Increase in other assets                                    (42,000)       (64,000)
                                                       ------------   ------------
Net cash used in investing activities                      (722,000)      (216,000)

FINANCING ACTIVITIES
Proceeds from long-term debt and lines of credit         18,235,000     11,426,000
Proceeds on note receivable                                  60,000         90,000
Payments on long-term debt and lines of credit          (19,341,000)   (11,283,000)
                                                       ------------   ------------
Net cash provided (used in) by financing activities      (1,046,000)       233,000

Effect of exchange rates on cash                             11,000       (162,000)
                                                       ------------   ------------

Net increase in cash                                        410,000        359,000

Cash, beginning of period                                   984,000      1,057,000
                                                       ------------   ------------

Cash, end of period                                    $  1,394,000   $  1,416,000
                                                       ============   ============




The accompanying notes are an integral part of these statements.

                           VIDEO DISPLAY CORPORATION
                            STATEMENTS OF CASH FLOWS
                      For the Six Months ended August 31,




                                                                    1997          1996
                                                                ------------  ------------
RECONCILIATION OF NET EARNINGS FROM CONTINUING
   OPERATIONS TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES

Net earnings from continuing operations                          $1,398,000   $   827,000

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
BY OPERATIONS:
Depreciation and amortization                                       837,000       618,000
Amortized interest on note receivable                               (12,000)      (18,000)
Decrease in allowance for doubtful accounts                          26,000           ---

CHANGES IN OPERATING ASSETS AND LIABILITIES NET OF EFFECTS
FROM ACQUISITIONS:
Decrease in accounts receivable                                     310,000       140,000
(Increase) decrease in inventory                                     86,000    (1,183,000)
(Increase) decrease in prepaid expenses                              15,000       (98,000)
Increase (decrease) in accounts payable and accrued expenses       (499,000)      201,000
Increase in minority interest                                         6,000        17,000
                                                                 ----------   -----------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS             $2,167,000   $   504,000
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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of August 31, 1997 and the Consolidated Statement of earnings for the six months ended August 31, 1997 and 1996.


NOTE B - ACQUISITIONS

In April 1996, the Company purchased substantially all the assets and assumed certain liabilities of Teltron Technologies, Inc.

In June 1996, the Company acquired 100% of the stock of Z-Axis, Inc.

The following table summarized the unaudited pro forma consolidated results of operations of the Company, assuming the acquisitions had occurred at the beginning of the following fiscal period. The pro forma financial information is not necessarily indicative of what would have occurred had the acquisitions been made as of that date, nor is it indicative of future results of operations. The proforma information is not presented for the three month period ended August 31, 1997 as both acquisitions were completed prior to the second quarter of fiscal 1997. The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, amortization of the excess of the purchase price over the net assets acquired interest expense and income taxes.

                                                     Six months ended August 31,
                                                          1997          1996
                                                          ----          ----
Net sales                                              $28,534,000  $26,093,000
Earnings from continuing operations                      2,800,000    1,938,000
Net earnings                                           $ 1,398,000  $   935,000
                                                       ===========  ===========
Basic earnings per share                               $      0.35  $      0.24
                                                       ===========  ===========
Fully diluted earnings per share                       $      0.33  $      0.23
                                                       ===========  ===========


                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE C - LONG-TERM DEBT


Long-term debt consisted of the following:                      AUGUST 31,  February 28,
                                                                   1997         1997
                                                               -----------  -----------
Term loan facility.                                             $1,600,000   $2,000,000

Mortgage payable to bank; monthly principal payments of
  $3,000 plus interest at 8.6%;  collateralized by land and
  building with a net book value of $734,000 at
  August 31, 1997.                                                 296,000      317,000

Note payable to industrial development authority;
  monthly payment of $4,000 including interest at 6.5%;
  collateralized by land and building with a net book
  value of $469,000 at August 31, 1997.                            167,000      184,000

Note payable to bank; monthly principal payments
  of $9,000 including interest at 8.25%; collateralized
  by computer equipment with a net book value of
  $758,000 at August 31, 1997.                                     361,000      402,000

Other                                                               20,000       52,000
                                                                ----------   ----------
                                                                $2,444,000   $2,955,000
Less current portion                                               993,000      993,000
                                                                ----------   ----------
                                                                $1,451,000   $1,962,000
                                                                ==========   ==========

In March 1997, Company amended its line of credit with the primary bank to allow a maximum available line of $4,500,000 and to eliminate the $1,000,000 letter of credit facility. The interest rates and covenants remained the same as the original line of credit. The line of credit expires July 1, 1998.

Additionally, the Company entered into a second agreement with a second bank that provides a $3,500,000 maximum line of credit. An intercreditor agreement has been executed between the two banks. The second line of credit has essentially the same terms and conditions as the first agreement including an expiration date of July 1, 1998.

In conjunction with the amendment of the original line, and the setup of the second line, the Company received proceeds of $2,800,000 from an officer to pay down the original line of credit. The proceeds were in the form of a demand note payable with interest due monthly at prime plus 1%. Subsequently, the Company has repaid $700,000 on the demand note.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

   The following table sets forth, for the six months ended August 31, 1997 and 1996, the percentages which selected items in the Statements of Income bear to total revenues:

                                Fiscal Quarter                   Six Months
                               Ended August 31,                Ended August 31,
                                1997    1996                     1997    1996
                               ------  ------                   ------  ------
Sales
 CRT and components             59.3%   51.4%                    57.0%   49.6%
 Wholesale electronic parts     40.7    48.6                     43.0    50.4
                               -----   -----                    -----   -----
                               100.0%  100.0%                   100.0%  100.0%

Cost and expenses
 Cost of goods sold             61.7%   64.6%                    63.5%   65.6
 Selling and delivery            7.3     8.6                      7.8     8.2
 General and administrative     18.8    18.3                     18.9    19.2
                               -----   -----                    -----   -----
                                87.8    91.5                     90.2    93.0

Income from Operations          12.2     8.5                      9.8     7.0

Interest expense                (2.2)   (2.6)                    (2.3)   (2.5)
Other income (expense)           0.1     ---                      ---     ---
                               -----   -----                    -----   -----

Income before income taxes      10.1     5.9                      7.5     4.5
Provision  for income taxes      3.9     1.4                      2.6%    1.2%
                               -----   -----                    -----   -----

Net income                       6.2%    4.5%                     4.9%    3.3%
                               =====   =====                    =====   =====

Net Sales
---------

Consolidated net sales increased $1,251,000 or 9.7% and $3,475,000 or 13.9% for the three and six months ended August 31, 1997 as compared to the same period one year ago. CRT division sales were up 26.5% or $1,762,000 and $3,829,000 or 30.8% for the three and six months ended August 31, 1997. The wholesale consumer electronic parts division sales decreased 8.1% or $511,000 and 2.8% or $354,000 or 2.8% for the same comparative periods.

The net increase in sales of the CRT division is primarily attributable to internal growth of the Company's newest divisions, Z-Axis and Teltron Technologies, which added $1,128,000 and $2,821,000 for the three and six months ended August 31, 1997. The remaining increase in CRT sales is a result of increases in all segments of the CRT division including data display, projection and television CRT sales.

The net decrease in sales of the wholesale electronic parts division is primarily attributed to decreases in sales to major electronic distributors of $824,000 year to date in fiscal 1997. These decreases were offset by increases in fire safety and sales to retail consumers.

Gross margins
-------------

Consolidated gross profit margins as a percentage of sales increased from 35.4% for the quarter ended August 31, 1996 to 38.3% for the quarter ended August 31, 1997. Gross margins were 36.5% versus 34.4% for the same comparative six month period. The overall increases in margins can be attributed to increases in the consumer parts division due to decline in sales of replacement parts to major electronics distributors in the six months ended August 31, 1997. Those sales are at considerably lower margins and were replaced by sales to other dealer and end user consumers at higher margins. Additionally, increased volume in the CRT division as well as revisions in product mix increased margins in that segment.

Operating expenses
------------------

Selling and general and administrative expenses increased slightly in dollar amounts in the three and six month comparative periods, but decreased as a percentage of sales from 26.9% to 26.7% and 27.4% to 26% for the three and six months ended August 31, 1997 and 1996.

The Company continues to seek ways to reduce operating expenses.

Interest expense
----------------

Interest expense decreased $14,000 for the three months and $54,000 for the six months ended August 31, 1997 compared to the same periods a year ago.

Income taxes
------------

The Company's effective tax rate for the second quarter of fiscal 1998 was 38.4% as compared to 36.3% for the same period a year ago. The difference in the effective tax rate is attributable to the decreased ratio of earnings in the first quarter of fiscal 1998 of the Company's foreign subsidiary as compared to the same period a year ago. The foreign subsidiary has a tax loss carry forward
which is applicable to these earnings.   The tax loss carry forward has been
utilized and future earnings by the Mexican subsidiary will reflect the effective tax rate.

Liquidity and capital resources
-------------------------------

The Company's working capital was $15,528,000 at August 31, 1997 as compared to $13,784,000 at February 28, 1997. The increase in working capital includes increases of $1,079,000 due to the acquisitions of Z-Axis and Teltron. The offsetting decline reflects decreases in receivables, inventory and accounts payable.

Net cash provided by operating activities for the six months ended August 31, 1997 was $2,167,000 compared to $504,000 a year ago.

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

                                    PART II


Item 1.  Legal Proceedings

         No new legal proceedings or material changes in existing litigation occurred during the quarter ending August 31, 1997.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the six months ended August 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.







                                         VIDEO DISPLAY CORPORATION


  October 14, 1997                  By:  /s/ Ronald D. Ordway
                                         _____________________________
                                         Ronald D. Ordway
                                         Chief Executive Officer



                                    By:  /s/ Carol D. Franklin
                                         _________________________________
                                         Carol D. Franklin
                                         Chief Financial Officer and Secretary