Form 10-Q
period 1997-11-30
VIDEO DISPLAY CORP
filed 1998-01-15
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended NOVEMBER  30, 1997              Commission File Number 0-13394


                           VIDEO DISPLAY CORPORATION
             (Exact name of registrant as specified on its charter)


           GEORGIA                                               58-1217564
(State or other jurisdiction of                                (I.R.S.Employer
 incorporation or organization)                              Identification No.)



              1868 TUCKER INDUSTRIAL DRIVE, TUCKER, GEORGIA  30084
                    (Address of principal executive offices)



Registrant's telephone number including area code:                  770-938-2080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                 Yes       X                       No   _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


         Class                                 Outstanding at November 30, 1997
--------------------------                     --------------------------------
Common Stock, No Par Value                                 3,912,413

                           VIDEO DISPLAY CORPORATION

                                     INDEX

                                                                          Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Consolidated balance sheets - November 30, 1997 and
                   February 28, 1997                                       3-4

                  Consolidated statements of income -
                   Fiscal quarter and nine months ended
                   November 30, 1997 and 1996                                5

                  Consolidated statements of shareholders' equity -
                   Twelve months ended February 28, 1997 and the
                   nine months ended November 30, 1997                       6

                  Consolidated statements of cash flows - Nine months
                   ended November 30, 1997 and 1996                        7-8

                  Notes to consolidated financial statements -
                   November 30, 1997                                      9-10

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   11-13



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         14
         Item 2.  Changes is Securities                                     14
         Item 3.  Defaults upon its Senior Securities                       14
         Item 4.  Submission of Matters to a Vote of Security Holders       14
         Item 5.  Other Information                                         14
         Item 6.  Exhibits and reports on Form 8-K                          14

SIGNATURES

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                         NOVEMBER 30,         February 28,
                                                            1997                 1997
                                                          UNAUDITED            (NOTE  A)
                                                         ------------        -------------
Assets
Current assets:
 Cash and cash equivalents (including restricted cash
   of $34,000)                                            $  2,287,000       $  1,043,000
 Notes and accounts receivable, less allowance for
   possible losses of $315,000 and $247,000                  6,894,000          7,568,000
 Note receivable, net of unamortized discount of
   $36,000                                                     144,000            144,000
 Inventories                                                21,844,000         22,534,000
 Prepaid expenses                                              513,000            550,000
 Deferred income taxes                                         677,000            677,000
                                                          ------------       ------------
Total current assets                                        32,359,000         32,516,000

Property, plant and equipment:
 Land                                                          435,000            435,000
 Buildings                                                   3,910,000          3,905,000
 Machinery and equipment                                    13,907,000         13,485,000
                                                          ------------       ------------
                                                            18,252,000         17,825,000
Accumulated depreciation and amortization                  (13,636,000)       (12,637,000)
                                                          ------------       ------------
                                                             4,616,000          5,188,000

Investments                                                    511,000            147,000

Note receivable, net of unamortized discount of
 $44,000 and $146,000 and allowance for possible
 losses of $221,000                                            590,000            686,000

Excess of cost over net assets acquired, net of
 accumulated amortization of $1,096,000 and
 $889,000                                                    1,911,000          2,118,000

Other assets                                                   231,000            232,000
                                                          ------------       ------------

Total assets                                              $ 40,218,000       $ 40,887,000
                                                          ============       ============


The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                 NOVEMBER 30,   February 28,
                                                                     1997           1997
                                                                   UNAUDITED      (NOTE A)
                                                                 -------------  -------------

Liabilities and Shareholders' Equity
Current liabilities:
 Note payable (Note C)                                            $ 5,855,000    $ 9,657,000
 Notes payable to officers and shareholders (Note C)                3,220,000      1,220,000
 Accounts payable                                                   3,572,000      4,328,000
 Accrued liabilities                                                2,806,000      2,534,000
 Current maturities of long-term debt (Note C)                        993,000        993,000
                                                                  -----------    -----------
Total current liabilities                                          16,446,000     18,732,000

Long-term debt (Note C)                                             1,144,000      1,962,000
Subordinated debentures                                             1,775,000      2,000,000
Deferred income taxes                                                 256,000        256,000
Minority interests                                                    202,000        194,000

Commitments and contingencies                                             ---            ---

Shareholders' equity
 Preferred stock, no par value - shares authorized 2,000,000;
   none issued and outstanding                                            ---            ---
 Common stock, no par value - shares authorized 10,000,000;
   issued and outstanding shares 3,912,000                          3,693,000      3,529,000
Additional paid-in capital                                             92,000         92,000
Retained earnings                                                  18,025,000     15,553,000
Net unrealized loss on marketable equity securities                  (200,000)      (120,000)
Currency translation adjustments                                   (1,215,000)    (1,311,000)
                                                                  -----------    -----------
Total shareholders' equity                                         20,395,000     17,743,000
                                                                  -----------    -----------
Total liabilities and shareholders' equity                        $40,218,000    $40,887,000
                                                                  ===========    ===========


The accompanying notes are an integral part of these statements.

                           VIDEO DISPLAY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   For the Fiscal Quarters Ended November 30,

                                  (UNAUDITED)

                                            1997          1996          1997         1996
                                        ------------  ------------  ------------  -----------
Net sales                               $14,185,000   $13,269,000   $42,719,000   $38,328,000

Cost of goods sold                        8,622,000     8,453,000    26,742,000    24,888,000
                                        -----------   -----------   -----------   -----------

     Gross profit                         5,563,000     4,816,000    15,977,000    13,440,000

Operating expenses:
  Selling and delivery                      990,000       768,000     3,218,000     2,820,000
  General and administrative              2,476,000     2,868,000     7,862,000     7,676,000
                                        -----------   -----------   -----------   -----------
                                          3,466,000     3,636,000    11,080,000    10,496,000

     Operating profit                     2,097,000     1,180,000     4,897,000     2,944,000

Other income (expense)
  Interest expense                         (329,000)     (317,000)     (997,000)     (931,000)
  Other, net                                 12,000         6,000        28,000        15,000
                                        -----------   -----------   -----------   -----------
                                           (317,000)     (311,000)     (969,000)     (916,000)

     Income before minority interest      1,780,000       869,000     3,928,000     2,028,000

Minority interest                            (1,000)       22,000        (5,000)       36,000
                                        -----------   -----------   -----------   -----------

  Income before income taxes              1,779,000       847,000     3,923,000     1,992,000

Income taxes                                705,000       218,000     1,451,000       536,000
                                        -----------   -----------   -----------   -----------

  Net Income                           $  1,074,000   $   629,000    $2,472,000   $ 1,456,000
                                       ============   ===========    ==========   ===========
Basic earnings per share of common
    stock                              $       0.27   $      0.16    $     0.61   $      0.37
                                       ============   ===========    ==========   ===========

Fully diluted earnings per share of
    common stock                       $       0.25   $      0.14    $     0.58   $      0.20
                                       ============   ===========    ==========   ===========

Basic weighted average shares
    outstanding                           4,026,000     3,961,000     4,026,000     3,961,000
                                       ============   ===========    ==========   ===========

Fully diluted weighted average shares
    outstanding                           4,418,000     4,111,000     4,438,000     4,111,000
                                       ============   ===========    ==========   ===========

The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 28, 1997 and
                     the Nine Months Ended November 30, 1997





                                                                                                    NET UNREALIZED
                                                                                                        LOSS ON
                                                                            FOREIGN                   NONCURRENT
                                                                            CURRENCY    ADDITIONAL    MARKETABLE
                                                  COMMON      RETAINED    TRANSLATION    PAID IN        EQUITY
                                                   STOCK      EARNINGS    ADJUSTMENTS    CAPITAL      SECURITIES
                                                -----------  -----------  ------------  ----------  ---------------


Balance at February 29, 1996                     $3,529,000  $13,655,000  $(1,186,000)     $81,000       $ 200,000
 Net earnings for year                                  ---    1,898,000          ---          ---             ---
 Contribution of capital from gain
   realized on sale of stock by officer                 ---          ---          ---       11,000             ---
 Currency translation adjustment                        ---          ---     (125,000)         ---             ---
 Net unrealized loss on noncurrent
   marketable equity securities                         ---          ---          ---          ---        (320,000)
                                                -----------  -----------  -----------   ----------  --------------

Balance at February 28, 1997                     $3,529,000  $15,553,000  $(1,311,000)     $92,000       $(120,000)

 Net income for period                                  ---    2,472,000          ---          ---             ---
 Currency translation adjustment                        ---          ---       96,000          ---             ---
  Issuance of 30,000 shares of common stock
    in conjunction with conversion of
    subordinated debenture                          150,000          ---          ---          ---             ---
  Issuance of 5,000 shares of common stock
    in conjunction with exercise of stock            14,000          ---          ---          ---             ---
     option
  Unrealized loss on marketable
   equity securities                                    ---          ---          ---          ---         (80,000)
                                                -----------  -----------  -----------   ----------  --------------

Balance at November 30, 1997                     $3,693,000  $18,025,000  $(1,215,000)     $92,000       $(200,000)
                                                ===========  ===========  ===========   ==========  ==============



                           VIDEO DISPLAY CORPORATION
                            STATEMENTS OF CASH FLOWS
                     For the Nine Months ended November 30,



                                                           1997           1996
                                                       -------------  -------------
-
NET CASH PROVIDED BY OPERATING ACTIVITIES              $  4,529,000   $    704,000

INVESTING ACTIVITIES
Purchase of property, plant and equipment                  (441,000)      (434,000)
Cash received in Z-Axis, Inc. acquisition                       ---        150,000
Teltron acquisition                                             ---        (40,000)
Purchase of investment                                     (444,000)       (12,000)
Increase in other assets                                    (34,000)       (95,000)
                                                       ------------   ------------
Net cash used in investing activities                      (919,000)      (431,000)

FINANCING ACTIVITIES
Proceeds from long-term debt and lines of credit         18,235,000     15,703,000
Proceeds from stock option exercise                          14,000            ---
Proceeds on note receivable                                  90,000        135,000
Payments on long-term debt and lines of credit          (20,929,000)   (15,457,000)
                                                       ------------   ------------
Net cash provided (used in) by financing activities      (2,590,000)       381,000

Effect of exchange rates on cash                            283,000         26,000
                                                       ------------   ------------

Net increase in cash                                      1,303,000        680,000

Cash, beginning of period                                   984,000      1,057,000
                                                       ------------   ------------

Cash, end of period                                    $  2,287,000   $  1,737,000
                                                       ============   ============




The accompanying notes are an integral part of these statements.

                           VIDEO DISPLAY CORPORATION
                            STATEMENTS OF CASH FLOWS
                     For the Nine Months ended November 30,


                                                                    1997          1996
                                                                ------------  ------------
RECONCILIATION OF NET EARNINGS FROM CONTINUING
   OPERATIONS TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES

Net earnings from continuing operations                          $2,472,000   $ 1,456,000

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
BY OPERATIONS:
Depreciation and amortization                                     1,242,000       997,000
Amortized interest on note receivable                               (24,000)      (27,000)
Increase in allowance for doubtful accounts                          74,000           ---

CHANGES IN OPERATING ASSETS AND LIABILITIES NET OF EFFECTS
FROM ACQUISITIONS:
(Increase) decrease in accounts receivable                          514,000       (85,000)
(Increase) decrease in inventory                                    665,000    (2,427,000)
(Increase) decrease in prepaid expenses                              30,000       (89,000)
Increase (decrease) in accounts payable and accrued expenses       (452,000)      834,000
Increase in minority interest                                         8,000        45,000
                                                                 ----------   -----------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS             $4,529,000   $   704,000
                                                                 ==========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
Demand note payable issued in conjunction with
   Teltron acquisition                                                  ---       900,000

Convertible debentures issued in conjunction
    with Z-Axis acquisition                                             ---     2,000,000





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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of November 30, 1997 and the Consolidated Statement of income for the nine months ended November 30, 1997 and 1996.


NOTE B - ACQUISITIONS

In April 1996, the Company purchased substantially all the assets and assumed certain liabilities of Teltron Technologies, Inc.

In June 1996, the Company acquired 100% of the stock of Z-Axis, Inc.

The following table summarized the unaudited pro forma consolidated results of operations of the Company, assuming the acquisitions had occurred at the beginning of the following fiscal period. The pro forma financial information is not necessarily indicative of what would have occurred had the acquisitions been made as of that date, nor is it indicative of future results of operations. The proforma information is not presented for the three month period ended November 30, 1997 as both acquisitions were completed prior to the second quarter of fiscal 1997. The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, amortization of the excess of the purchase price over the net assets acquired interest expense and income taxes.



                                           Nine months ended November 30,
                                               1997             1996
                                           -----------       -----------
Net sales                                  $42,719,000       $39,386,000
Earnings from continuing operations          4,897,000         3,829,000
Net earnings                               $ 2,472,000       $ 2,005,000
                                           ===========       ===========
Basic earnings per share                   $      0.61       $      0.51
                                           ===========       ===========
Fully diluted earnings per share           $      0.58       $      0.50
                                           ===========       ===========


                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE C - LONG-TERM DEBT

Long-term debt consisted of the following:                     NOVEMBER 30,  February 28,
                                                                   1997          1997
                                                               ------------  ------------
Term loan facility.                                              $1,400,000    $2,000,000

Mortgage payable to bank; monthly principal payments of
  $3,000 plus interest at 8.6%;  collateralized by land and
  building with a net book value of $712,000 at
  November 30, 1997.                                                239,000       317,000

Note payable to industrial development authority;
  monthly payment of $4,000 including interest at 6.5%;
  collateralized by land and building with a net book
  value of $454,000 at November 30, 1997                            158,000       184,000

Note payable to bank; monthly principal payments
  of $9,000 including interest at 8.25%; collateralized
  by computer equipment with a net book value of
  $687,000 at November 30, 1997.                                    335,000       402,000

Other                                                                 5,000        52,000
                                                                 ----------    ----------
                                                                 $2,137,000    $2,955,000
Less current portion                                                993,000       993,000
                                                                 ----------    ----------
                                                                 $1,144,000    $1,962,000
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

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

   The following table sets forth, for the three months and the nine months ended November 30, 1997 and 1996, the percentages which selected items in the Statements of Income bear to total revenues:

                                                 Fiscal Quarter                       Nine Months
                                               Ended November 30,                  Ended November 30,
                                             1997                 1996             1997          1996
                                          -------------------------------      -------------------------
Sales
 CRT and components                          60.8%                51.2%            58.3%         50.2%
 Wholesale electronic parts                  39.2                 48.8             41.7          49.8
                                            -----                -----            -----         -----
                                            100.0%               100.0%           100.0%        100.0%

Cost and expenses
 Cost of goods sold                          60.8%                63.7%            62.6%         64.9
 Selling and delivery                         7.0                  5.8              7.5           7.4
 General and administrative                  17.5                 21.6             18.4          20.0
                                            -----                -----            -----         -----
                                             85.3                 91.1             88.5          92.3

Income from Operations                       14.7                  8.9             11.5           7.7

Interest expense                             (2.4)                (2.4)            (2.3)         (2.4)
Other income (expense)                        0.1                 (0.1)            0 .1          (0.1)
                                            -----                -----            -----         -----

Income before income taxes                   12.4                  6.4              9.3           5.2
Provision  for income taxes                   5.0                  1.6              3.4           1.4
                                            -----                -----            -----         -----

Net income                                    7.4%                 4.8%             5.9%          3.8%
                                            =====                =====            =====         =====

Net Sales
---------

Consolidated net sales increased $916,000 or 6.9% and $4,391,000 or 11.5% for the three months and nine months ended November 30, 1997 as compared to the same period one year ago. CRT sales increased $1,834,000 or 27.0% and $5,663,000 or 29.5% for the three and nine months ended November 30, 1997. The wholesale parts sales decreased $919,000 or 14% and $1,273,000 or 6.7% for the same comparative periods.

The net increase in sales of the CRT division is primarily attributable to internal growth of the Company's newest divisions, Z-Axis and Teltron Technologies, which added $453,000 and $3,274,000 for the three and nine months ended November 30, 1997. The remaining increase in CRT sales is a result of increases in all segments of the CRT division including data display, projection and television CRT sales.

The net decrease in sales of the wholesale electronic parts division is primarily attributed to decreases in sales to major electronic distributors of $307,000 year to date in fiscal 1998. These decreases were offset by increases in fire safety and sales to retail consumers.

Gross margins
-------------

Consolidated gross profit margins as a percentage of sales increased from 36.3% for the quarter ended November 30, 1996 to 39.2% for the quarter ended November 30, 1997. Gross margins increased 35.1% to 37.4% for the same comparative nine month period. The overall increases in margins can be attributed to increases in the consumer parts division due to decline in sales of replacement parts to major electronics distributors in the nine months ended November 30, 1997.
Those sales are at considerably lower margins and were partially replaced by sales to other dealer and end user consumers at higher margins. Additionally, increased volume in the CRT division as well as revisions in product mix increased margins in that segment.

Operating expenses
------------------

Selling and general and administrative expenses decreased in the three month and increased slightly in the nine month comparative periods in dollar amounts, but decreased as a percentage of sales from 27.4% to 24.5% and 27.4% to 25.9% for the three and nine months ended November 30, 1997 and 1996. The nine month comparison includes selling expenses of the newest acquisitions in the first quarter of fiscal 1998 that were not included in the first quarter of 1997.

The Company has implemented a cost reduction program in the wholesale parts division. The Company continues to seek ways to reduce costs.

Interest expense
----------------

Interest expense increased $12,000 for the three months and $66,000 for the nine months ended November 30, 1997 compared to the same periods a year ago.

Income taxes
------------

The Company's effective tax rate for the three and nine months ended November 30, 1997 was 39.6% versus 25.7% and 36.9% versus 26.9% for the same periods a year ago. The difference in the effective tax rate is attributable to the decreased ratio of earnings of the Company's foreign subsidiary as compared to the same period a year ago. The foreign subsidiary has a tax loss carry forward
which is applicable to these earnings.   The tax loss carry forward has been
utilized in the first quarter of fiscal 1998 and future earnings by the Mexican subsidiary will reflect the effective tax rate.

Liquidity and capital resources
-------------------------------

The Company's working capital was $15,914,000 at November 30, 1997 as compared to $13,784,000 at February 28, 1997. The increase in working capital includes increases of $1,423,000 due to the acquisitions of Z-Axis and Teltron. The offsetting decline reflects decreases in receivables, inventory and accounts payable.

Net cash provided by operating activities for the nine months ended November 30, 1997 was $4,529,000 compared to $704,000 a year ago.

Capital expenditures for fiscal 1998 are not anticipated to be significant.

In August 1994, the Company entered into a loan agreement with a bank that provided a $4,000,000 five year term loan and a one year $10,000,000 line of credit. The line of credit had been renewed through March 18, 1997. In March 1997, the Company renegotiated and reduced its line of credit with this bank to $4,500,000. The Company entered into an additional agreement with a second bank establishing a $3,500,000 line of credit bearing interest at the bank's base rate (8.25% as of the closing) plus 1/2%. The Company, at the same time, borrowed $2,800,000 from the CEO of the Company and subsequently repaid $300,000. This borrowing was under the terms of an unsecured demand note bearing interest at prime plus 1%. Proceeds from the borrowing were used by the Company to reduce the outstanding balance of the original line of credit. July 31, 1997, the Company renewed the two agreements for one year.

As in the prior year, the Company is negotiating or bidding on sales contracts for additional revenues which could impact its working capital requirements.
The intent is to finance short term requirements through existing bank borrowing relationships; however, longer term sources of more permanent capital may be required if certain larger contracts are awarded to the Company.

                                    PART II


Item 1.  Legal Proceedings

         No new legal proceedings or material changes in existing litigation occurred during the quarter ending November 30, 1997.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the six months ended November 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        VIDEO DISPLAY CORPORATION


January 14, 1998                        By:  /s/ Ronald D. Ordway
                                           --------------------------------
                                           Ronald D. Ordway
                                           Chief Executive Officer



                                        By:  /s/ Carol D. Franklin
                                           --------------------------------
                                           Carol D. Franklin
                                           Chief Financial Officer and Secretary