Form 10-K405
period 1998-02-28
VIDEO DISPLAY CORP
filed 1998-05-29
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20552

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                Commission file number
FEBRUARY 28, 1998                                                0-13394
                           VIDEO DISPLAY CORPORATION
            (Exact name of registrant as specified in its charter)

GEORGIA                                                          58-1217564
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             1868 TUCKER INDUSTRIAL DRIVE, TUCKER, GEORGIA  30084
             (address of principal executive offices and zip code)

Registrant's telephone number, including area code:              (770) 938-2080

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at May 26, 1998 is $19,516,686.

The number of shares outstanding of the registrant's Common Stock as of May 26, 1998 is 3,924,512.

                  DOCUMENTS INCORPORATED BY REFERENCE HEREIN

Certain exhibits which were filed with the Securities and Exchange Commission as part of the registrant's Registration Statement on Form S-18 (Commission File No. 2-94626-A) are incorporated by reference into Part IV.

Portions of the proxy statement for the annual 1998 shareholders meeting are incorporated by reference into Part III.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

Video Display Corporation (the "Company") principally manufactures and supplies cathode ray tubes ("CRTs") and related component parts and assemblies in the worldwide replacement market for use in data display screens, including computer monitors, medical monitoring equipment, military applications and various other data display applications and in television sets. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers.

DESCRIPTION OF PRINCIPAL BUSINESS

Video Display Corporation was incorporated in the State of Connecticut in 1975, and through a tax free reorganization became a Georgia corporation in 1984. The Company began its operations as a single recycling plant in Stone Mountain, Georgia providing replacement CRTs for color and black/white television sets. Beginning in 1983, with the growth of the computer industry, the Company expanded to meet the needs of the replacement market for computer monitors and other data display screens. To accomplish this objective, the Company acquired production equipment and customers from other smaller CRT remanufacturers. In fiscal 1993, the Company, through its Mexican subsidiary Video Electronics S.A. de C.V. ("Video Electronics"), obtained the CSA (Canadian Standards Association) and UL (Underwriters Laboratory) safety approvals for its recycled products. The Company and its plants in Louisiana, Pennsylvania, Georgia, Texas, New York and Monterrey, Mexico combine to form a national CRT-OEM (original equipment manufacturer) manufacturing and distribution network with recycling capabilities and many years of OEM production experience.

In fiscal 1996, the Company acquired the assets and assumed certain of the liabilities of Teltron Technologies, Inc. ("Teltron") and the stock of Z-Axis, Inc. ("Z-Axis"). Teltron is involved in the development and production of new and recycled camera and cathode ray tubes and special purpose sensors. Teltron's products are used in camera tube applications including nuclear inspection, UV sensing, x-ray, and astronomy; military applications including avionics instrument displays, marine radar displays, helmet mounted displays, vehicular displays, and target monitoring image tubes; and in cathode ray tube applications including OEM displays, flying spot scanners, photo typesetting and electrostatic deflection tube applications. Z-Axis is involved in the design and production of color and monochrome video display monitors. Z-Axis' monitors are used in industrial control, medical instruments, test equipment, visual aid devices, on-board tracking systems, point-of-sale terminals and naval tactical displays.

The Company, through its acquisitions of Southwest Vacuum Devices, Inc. ("Southwest") formerly of Tucson, Arizona, now located in Atlanta, Georgia; a majority interest in English based Video Display (Europe) Ltd. ("VDC, Ltd.") and the majority of the outstanding shares of Apex Electronics, Inc. ("Apex") of Passaic, New Jersey is involved in the manufacturing, marketing and distribution of electron guns and related hardware. The electron gun is the main component of a CRT and these companies give Video Display the ability to supply virtually all of its electron gun requirements.

In the late 1980's, the Company entered the market of wholesale distribution of consumer electronic parts and consumer products and accessories with the acquisition of Fox International Ltd., Inc. ("Fox") of Cleveland, Ohio and Vanco International, Inc. of Chicago, Illinois. Fox later added locations in Chicago, Illinois, Setauket, New York and Orlando, Florida (subsequently closed) by acquiring assets and existing leases of operating distributors. Upon acquiring these locations, Fox increased the total inventory lines and implemented the Company's operating policies so that all locations of Fox operate on a similar basis. Fox is involved in the wholesale distribution of consumer electronic parts for most major U.S. and foreign electronic manufacturers.

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

INDUSTRY SEGMENTS

This information is provided in the notes to consolidated financial statements,
Note 9, Page F-15.

PRODUCTS

CATHODE RAY TUBES ("CRTS")

Since its organization in 1975, Video Display Corporation has been engaged in the distribution and manufacture of CRTs using new and recycled CRT glass bulbs, primarily in the replacement market, for use in data display screens, including computer terminal monitors, medical monitoring equipment and various other data display applications and in television sets. The Company currently markets CRTs in over 3,000 types and sizes.

The Company's CRT operations are conducted at its facilities near Atlanta, Georgia, and at facilities located in: White Mills, Pennsylvania (Chroma); Bossier City, Louisiana (Novatron); Monterrey, Mexico (Video Electronics); Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Teltron); and Dallas, Texas (Magna View). At each facility, the Company acquires, primarily from its customers, used CRTs and recycles the glass bulb to meet original specifications.

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

The Company also distributes new CRTs and other electronic tubes purchased from original manufacturers, both domestic and international. Some of these manufacturers offer large quantities of overstocked original manufactured tubes from time to time at significant price reductions. The Company acquires these tubes when the existing replacement market demonstrates adequate future demand and the purchase price allows a reasonable profit for the risk. However, these purchased inventories sometimes do not turn as quickly as other inventories. In fiscal 1998, distribution of new CRTs purchased from domestic and foreign manufacturers accounted for approximately sixty-five percent (65%) of the Company's data display CRT sales. Although the Company will continue to source CRTs from these manufacturers, it believes that as the demand for data display CRTs increases, the environmental concerns and the cost benefits of recycling will result in an increasing percentage of the Company's sales from recycled CRTs.

The Company markets its products through approximately 250 independent wholesale electronics distributors located throughout the U.S. and sells directly to original equipment manufacturers and their service organizations. The Company also supplies, under private-brand labeling, many of the replacement tubes marketed by several national brand name television set manufacturers.

In late fiscal 1996, the Company obtained a contract from a prime contractor with the United States government to provide CRT's for the AWACS military aircraft. The Company expects revenues from this contract of approximately $1.5 million over three years. Through February 28, 1998, the Company has recognized $1,295,000 in revenues under the contract.

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

ELECTRON GUNS AND COMPONENTS

The Company through its electron gun manufacturing subsidiaries; Southwest, VDC, Ltd., and Apex; manufacture electron gun assemblies comprised of small metal and ceramic parts in a glass housing. The assembly process is highly labor intensive. While the particular electron guns being sold are of the Company's own design, most are replacements for electron guns previously designed for original equipment CRTs used in television sets and computer monitors. Therefore, the total amount of research and development expense is not significant and is not segregated in the consolidated financial statements, but is instead included in cost of sales. Raw materials consist of glass and metal stamped parts.

The Company, through its electron gun division, primarily markets electron gun component parts to OEM companies who manufacture high resolution and specialty tubes for unique applications. The majority of electron guns produced by this division is consumed internally among the Company's own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $520,000, $521,000 and $660,000 in fiscal 1998, 1997 and 1996, respectively.

Electron gun sales are historically dependent upon the demand by domestic and foreign television CRT remanufacturers. The Company continues to seek alternative growth oriented markets to fully utilize its electron gun and component assembly facilities.

ELECTRONIC PARTS

Fox distributes consumer electronic parts of most major consumer electronics manufacturers, both foreign and domestic. Fox resells these products to major electronic distributors, retail electronic repair facilities, third party contractual repair shops and directly to consumers. In its relationship with consumer electronic manufacturers, Fox receives the right, frequently exclusive, to ship parts to authorized dealers. Many of the manufacturers also direct inquiries for replacement parts to Fox. Each manufacturer requires a distributor to stock its most popular parts and monitors the order fill ratio to insure that their customers have access to sufficient replacement parts. Fox maintains very high fill ratios in order to secure favored distributor status from the manufacturers, requiring a significant investment in inventories. To a limited extent, Fox has the ability to rotate its state with certain vendors to mitigate any risk of investment in inventories.

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

RESEARCH AND DEVELOPMENT

The objective of the Company's research and development activities is to increase efficiency and quality in its manufacturing and assembly operations and to enhance its products by implementing new developments in cathode ray and electron optic technology. The Company's commercial and military divisions continue their research and development in advanced infrared imaging ("FLIR"). Recently, the Company has funded additional FLIR research in partnership with the University of Rhode Island. Potential future markets for FLIR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. Through fiscal 1998 the Company has not incurred significant costs for basic research or new product development and therefore, has not segregated them as a separate item but are included in the consolidated financial statements as a part of costs of goods sold. As the Company continues to increase its development of new technology, these costs will be monitored and separately categorized if material.

EMPLOYEES

As of February 28, 1998, the Company employed a total of 667 persons on a full time basis. Of these, 110 are employed in executive, administrative, and clerical positions, 57 are employed in sales and distribution, and 500 are employed in manufacturing operations. Of the Company's 667 employees, 264 are employed at the Company's Mexican subsidiary. None of the domestic employees are represented by a union, and the Company believes its employee relations to be satisfactory.

COMPETITION

Although the Company believes that it is the largest domestic recycler and distributor of recycled CRTs in the United States CRT replacement market, it competes with other CRT manufacturers, as well as OEM's, many of which have greater financial resources than the Company. The Company believes it is the only company that offers complete service in replacement markets with its manufacturing and recycling capabilities. As a wholesale distributor of original equipment purchased from other manufacturers, the Company also competes with numerous other distributors, as well as the manufacturers' own distribution centers, many of which are larger and have substantially greater financial resources than the Company. The Company's ability to compete effectively in this market is dependent upon its continued ability to respond promptly to customer orders and to offer competitive pricing. The Company expects that competition may increase, especially in the computer and other display replacement markets, should domestic and foreign competitors expand their presence in the domestic replacement markets.

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

ITEM 2.  PROPERTIES

The Company leases its corporate headquarters at 1868 Tucker Industrial Drive in Tucker, Georgia (within the Atlanta metropolitan area) and occupies approximately 10,000 square feet of the total 59,000 square feet at this location. The remainder is utilized as warehouse and assembly facilities. This location as well as several others are leased from related parties at current market rates. See "Item 13 - Certain Relationships and Related Transactions".

The following table details manufacturing, warehouse, and administrative facilities:

               Location               Square Feet        Lease Expires
               --------               -----------        -------------
CRT and Electron Gun Manufacturing
     and Warehouse Facilities
----------------------------------

Tucker, Georgia                          59,000         October 31, 1998
Stone Mountain, Georgia                  51,000         February 29, 2000
Stone Mountain, Georgia                  45,000         December 31, 2001
Tucker, Georgia                          40,000         January 2,  2006
White Mills, Pennsylvania               110,000         Company Owned
Bossier City, Louisiana                  26,000         Company Owned
Passaic, New Jersey                      15,000         October 30, 1998
Dallas, Texas                            24,000         January 31, 2000
Monterrey, Mexico                       129,000         November 14, 1998
Warwickshire, England                     4,000         March 1, 2005
Phelps, New York                         20,000         Month to Month
Birdsboro, Pennsylvania                  10,000         Company Owned


Wholesale Electronic Parts Distribution
---------------------------------------

Solon, Ohio                              19,000         November 30, 1998
Bedford Heights, Ohio                    60,000         Company Owned
Richardson, Texas                        10,000         Month to Month
Chicago, Illinois                        10,000         Month to Month
Waukegan, Illinois                       25,000         December 30, 2000
Setauket, New York                       13,000         June 30, 1999

ITEM 3.    LEGAL PROCEEDINGS

None.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fiscal year ended February 28, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the over-the-counter market under the symbol VIDE.

The following table shows the range of prices for the Company's common stock as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") for each quarterly period beginning on March 1, 1996.

                                            FOR FISCAL YEARS ENDED
                          ---------------------------------------------------------
                                FEBRUARY 28, 1998              FEBRUARY 28, 1997
                          ---------------------------------------------------------
QUARTER ENDED                 HIGH           LOW           HIGH           LOW
-------------
May                          4.625          3.500        $7.500         $3.750
August                       6.750          4.000         6.500          2.750
November                     9.625          5.938         5.125          3.375
February                    14.500          8.125         5.500          3.500


There were approximately 1,100 holders of record of the Company's common stock as of May 26, 1998.

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

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data with respect to the Company's last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein:

                                                                   FOR FISCAL YEARS ENDED
                                               -----------------------------------------------------------------
                                                  FEB. 28,     FEB. 28,     FEB. 29,     FEB. 28,     FEB. 28,
                                                    1998         1997         1996         1995         1994
                                               -----------------------------------------------------------------
                                                            (In Thousands, Except Per Share Data)
STATEMENT OF OPERATIONS DATA
Net sales                                          $57,913      $53,865      $48,112      $48,440      $53,067
Operating profit                                     6,941        3,970        3,704        1,227        1,631
Net income                                           3,541        1,898        1,779           10          503
Net income per share - basic                       $  0.90      $  0.49      $  0.45      $  0.00      $  0.12

Net income per share - diluted                     $  0.82      $  0.47      $  0.45      $  0.00      $  0.12
Average number of shares
  outstanding - basic                                3,921        3,907        3,968        4,129        4,134
Average number of shares
   outstanding - diluted                             4,455        4,197        3,969        4,129        4,134

BALANCE SHEET DATA
Total assets                                       $40,582      $40,887      $34,419      $34,161      $38,026
Working capital                                     16,441       13,784       11,996       10,713       18,864
Long-term obligations (a)                            2,791        3,962        2,340        3,717       11,129

(a) Includes convertible debentures of $1,775,000 and $2,000,000 in fiscal 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, the percentages which selected items in the Statements of Income bear to total revenues:

                                                   1998                        1997                       1996
                                         -------------------------   -------------------------   -----------------------
                                                            (in thousands, except percentages)

                                         Amount           %          Amount         %            Amount            %
Sales:
CRT segment
   Data display CRTs                     $23,387       40.4%         $19,194     35.6%           $14,121     29.3%
   Television CRTs                         9,883       17.1            8,026     14.9              8,253     17.2
   Electron guns                           1,032        1.8              965      1.8              1,536      3.2
Wholesale distribution segment
   Consumer electronic parts              23,611       40.7           25,680     47.7             24,202     50.3
                                         -------------------------   -------------------------   -----------------------
                                          57,913      100.0%         $53,865    100.0%           $48,112    100.0%
                                         -------------------------   -------------------------   -----------------------
Costs and expenses:
Cost of goods sold                       $35,951       62.0%         $35,509     65.9%           $30,227     62.8%
Selling and delivery                       4,258        7.4            4,487      8.3              4,614      9.6
General and administrative                10,763       18.6            9,899     18.4              9,567     19.9
                                         -------------------------   -------------------------   -----------------------
                                         $50,972       88.0%         $49,895     92.6%           $44,408     92.3%
                                         -------------------------   -------------------------   -----------------------
Operating profit                         $ 6,941       12.0%         $ 3,970      7.4%           $ 3,704      7.7%
                                         -------------------------   -------------------------   -----------------------

Interest expense, net                     (1,222)      (2.0)%        $(1,290)    (2.4)%          $(1,144)    (2.4)%
Other income (expense)                        30        0.0              (10)     0.0                145       .3
                                         -------------------------   -------------------------   -----------------------
Income before income taxes                 5,749       10.0            2,670      5.0              2,705      5.6
Provision for income taxes                 2,208        3.8              772      1.4                926      1.9
                                         =========================   =========================   =======================
Net income                               $ 3,541        6.2%         $ 1,898       3.6%          $ 1,779      3.7%
                                         =========================   =========================   =======================

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES

Consolidated net sales for fiscal 1998 increased $4,048,000 or 7.5% over fiscal 1997 net sales. Of this increase, the CRT segment sales increased $6,117,000 or 21.7%, which was offset by declines in sales of the combined distribution of consumer electronic parts segment had an offsetting decrease of $2,069,000 or 8.1%.

Within the CRT segment, data display CRT sales were up $4,193,000 or 21.8%, television CRT sales were up $1,857,000 or 23.1% and electron gun sales were up $67,000 or 6.9%. All divisions comprising the CRT segment contributed to the sales increases. One of the largest gains occurred within the television

CRT market with the Company being awarded a significant contract to perform the in warranty and out of warranty service of replacement parts. Additionally, sales increased at the Company's two newest data display division subsidiaries as they continued to expand their corresponding market share of commercial and military monitors. Also, the Company increased marketing efforts for projection and commercial data display tubes which benefited sales $1.5 million in the current year.

The wholesale consumer electronic parts segment sales decreased from the prior year. There was an overall decline in sales to major electronics distributors during the year of approximately $500,000. Additionally this division continued to see declining trends of small distribution and consumer shops being absorbed or eliminated by large discount chains. The Company is seeking other opportunities to increase higher margin consumer electronic sales including the development of a world wide web internet parts inquiry and order system to be completed in fiscal 1999.

GROSS MARGINS

Consolidated gross profit margins increased 11.1% in fiscal 1998 to 37.9% from 34.1% in fiscal 1997. CRT segment margins increased 14.9% to 38.6% and wholesale consumer electronics parts segment increased 5.2% to 36.4%.

The CRT segment margins are healthier due to the Company's ability to make significant bulk purchases of tubes, primarily television tubes, at significantly reduced prices and sell these tubes during the year. These tubes are purchased from OEMs at the end of their production runs for use in the replacement market. Additionally, the CRT segment had a higher plant utilization at several of its locations where an increase in volume did not correspondingly increase overhead rates and in some facilities direct labor costs, resulting in a favorable impact to the Company margins.

The increase in margins within the wholesale consumer electronic parts division has been impacted due to two factors; bulk purchases of merchandise at reduced prices as well as overall price increases within the consumer electronics accessories product line. Included within these higher margins were increases to the Company's inventory obsolescence reserve of $197,000 for the CRT segment and $85,000 for the wholesale segment.

The Company anticipates that margins will remain strong during fiscal 1999 if opportunities to purchases inventory at reduced prices and maximization of existing plant capacities continue.

OPERATING EXPENSES

Operating expenses increased $324,000 or 2.0% considering the effect of the annualization of expenses of the two subsidiaries acquired in fiscal 1997. However, overall, operating expenses decreased in fiscal 1998 4.4% to 25.9% as a percentage of sales.

Selling and delivery expenses decreased to $4,258,000 in spite of the increase in sales due to increased productivity of the sales staff without correlating increases in compensation as well as decreases in delivery expenses due to the Company's focus on less expensive delivery practices, especially within the wholesale parts division. Considering the effect of annualization discussed above, general and administrative expenses remained flat.

The Company continues to closely monitor expenses and seeks ways to reduce them.

INTEREST EXPENSE

Interest expense declined $75,000 even though debt has declined from $15,832,000 at February 28, 1997 to $11,945,000 at February 28, 1998. The major reduction in the debt occurred in the latter half of the year. In conjunction with the restructuring of the debt with banks, as discussed in Note 5 to the consolidated financial statements, a portion of the debt was refinanced at a slightly higher rate of prime plus 1% rather than prime plus 1/2%. Subsequent to fiscal 1998, a significant portion of the higher interest rate debt has been paid down and a significant portion of long term debt was refinanced at a fixed rate of 7.25%. Additionally, twelve months of interest expense was recognized in the current year related to the subordinated debentures whereas only nine months impacted 1997.

INCOME TAXES

The effective tax rate for fiscal 1998 was 38.4% compared to 28.9% in fiscal 1997. The major component of this increase is related to the nontaxable profit contribution via loss carryforward utilization of the Company's Mexican subsidiary being significantly less in fiscal 1998.


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

INCOME TAXES

The Company's effective tax rate for fiscal 1997 was 28.9% compared to 34.2% in fiscal 1996. See Note 8 of the consolidated financial statements for a table indicating the items affecting the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $16,441,000 and $13,784,000 at February 28, 1998 and February 28, 1997, respectively. During fiscal 1998, operations provided net cash of $6,635,000 of which $1,141,000 was used for capital expenditures and other investments and $3,951,000 was used primarily to reduce debt. During fiscal 1997 and 1996, operations provided net cash of $830,000 and $2,687,000, respectively, which was primarily used for capital expenditures in 1997 and to reduce debt in 1996.

Subsequent to the fiscal 1998 year, the Company renegotiated its interest rate with its primary lender. The Company was successful in negotiating a favorable reduction on its debt from prime plus 1/2% to a 7 1/4% fixed rate. The revolver was extended for two years. Additionally, subsequent to February 28, 1998, the Company acquired the inventory and fixed assets of Wintron, Inc. for $400,000.

The Company continues to monitor its cash and financing positions, seeking to find ways to lower its interest costs and to produce positive operating cash flow. As in prior years, as sales contracts or acquisitions present themselves, there could be an impact to working capital requirements. As in the past, the intent is to finance such projects with existing bank lines; however, longer more permanent sources of capital may be required in certain circumstances.

FOREIGN CURRENCIES

During 1998, the Company began reporting its Mexican subsidiary on the basis of the functional currency being the U.S. dollar. Any exchange gains or losses due to the actual exchange of pesos and U.S. dollars is currently reflected in the Company's income statement. There were no significant gains or losses for the current fiscal year.

YEAR 2000 RISKS

As is the case with other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 issue during the next two years. The "Year 2000 Issue" arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Management believes that the costs associated with their computer systems becoming Year 2000 compliant will not be significant.

There can be no guarantee that the measures taken by the Company will solve the Year 2000 issue. Specific factors which prevent the risk to be neutralized include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes and similar uncertainties.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, bad debts, inventory obsolescence and the length of product life cycles and fixed asset lives. Actual results could vary from these estimates.

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements and information that is based on management's beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "intends," "will," and "expect" and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions, rapid or unexpected technological changes, product development, inventory risks due to shifts in product demand, competition, domestic and foreign government relations, fluctuations in foreign exchange rates, rising costs for components or unavailability of components, the timing of orders booked, lender relationships, and the risk factors listing from time to time in the Company's reports filed with the Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting of Segments of a Business Enterprise". SFAS No. 131 establishes financial and reporting standards for the reporting of public companies of information about operating segments in annual financial statements and for the first time, requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance.

SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires the restatement of comparative information for earlier periods. Management has been evaluating the impact the new statement will have on future financial statement disclosures and has determined that the impact will not be significant.

IMPACT OF INFLATION

Inflation has not had a material effect on the Company's results of operations to date except for that discussed in the foreign currency section above.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report on pages F-1 through F-23.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1998 fiscal year end, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1998 fiscal year end, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1998 fiscal year end, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1998 fiscal year end, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial Statements:

Index to Consolidated Financial Statements.                          F-1

2.   Financial Statement Schedule:

Index to Consolidated Financial Statements Schedule.                 F-20

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this Report.

(c)  Exhibits

  EXHIBIT
  NUMBER        EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------
     *3(a)      Articles of Incorporation of the Company.

     *3(b))     By-Laws of the Company.

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

         21     Subsidiary companies - see page F-23 herein.

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


Date:                               VIDEO DISPLAY CORPORATION

May 28, 1998                        By: /s/ Ronald  D. Ordway
                                       --------------------------------
                                       Ronald D. Ordway
                                       Chairman of the Board and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature - Name             Capacity              Date
    ----------------             --------              ----
/s/   Ronald D. Ordway        Chief Executive      May 28, 1998
------------------------
Ronald D.  Ordway           Officer & Director

/s/ John McQueen                 Director          May 28, 1998
------------------------
John McQueen

/s/ Murray Fox                   Director          May 28, 1998
------------------------
Murray Fox

/s/ Carleton E. Sawyer           Director          May 28, 1998
------------------------
Carleton E. Sawyer

/s/ Carol D. Franklin     Chief Financial Officer  May 28, 1998
------------------------
Carol D. Franklin

                   Video Display Corporation and Subsidiaries

                   Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants                                   F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of February 28, 1998 and 1997                         F-3

Consolidated Statements of Income for the three years
  ended February 28, 1998, February 28, 1997 and February 29, 1996                   F-5

Consolidated Statements of Shareholders' Equity for the three
  years ended February 28, 1998, February 28, 1997 and February 29, 1996             F-6

Consolidated Statements of Cash Flows for the three years
  ended February 28, 1998, February 28, 1997 and February 29, 1996                   F-7

Notes to Consolidated Financial Statements                                           F-8 to F-19

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Video Display Corporation
Tucker, Georgia

We have audited the consolidated balance sheets of Video Display Corporation and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 28, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.



                                          BDO Seidman, LLP



Atlanta, Georgia
May 22, 1998

                   Video Display Corporation and Subsidiaries

                          Consolidated Balance Sheets



                                                                      FEBRUARY 28,              February 28,
                                                                          1998                      1997
                                                                   ------------------        ------------------
ASSETS (Note 4)
Current assets:
 Cash and cash equivalents (including restricted cash of
  $34,000)                                                               $  2,598,000              $  1,043,000
 Accounts receivable, net of allowance
  of $370,000 and $247,000                                                  6,776,000                 7,712,000
 Inventories, net of reserve for obsolescence of $770,000
  and $488,000 (Note 2)                                                    21,491,000                22,534,000
 Prepaid expenses and other                                                 1,710,000                 1,227,000
                                                                   ------------------        ------------------
Total current assets                                                       32,575,000                32,516,000
                                                                   ------------------        ------------------
Property, plant and equipment:
 Land                                                                         435,000                   435,000
 Buildings                                                                  3,449,000                 3,905,000
 Machinery and equipment                                                   14,605,000                13,485,000
                                                                   ------------------        ------------------
                                                                           18,489,000                17,825,000
 Accumulated depreciation and amortization                                (13,776,000)              (12,637,000)
                                                                   ------------------        ------------------
                                                                            4,713,000                 5,188,000
Goodwill, net of accumulated amortization of $1,207,000
 and $889,000                                                               1,832,000                 2,118,000

Other assets                                                                1,462,000                 1,065,000
                                                                   ------------------        ------------------

Total assets                                                             $ 40,582,000              $ 40,887,000
                                                                   ==================        ==================

See accompanying notes to consolidated financial statements.

                   Video Display Corporation and Subsidiaries

                          Consolidated Balance Sheets


                                                                   FEBRUARY 28,              February 28,
                                                                       1998                      1997
                                                                ------------------        ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Revolving lines of credit (Note 4)                                    $ 5,279,000               $ 9,657,000
 Notes payable to shareholders (Note 6)                                  2,900,000                 1,220,000
 Accounts payable                                                        3,108,000                 4,328,000
 Accrued liabilities                                                     3,872,000                 2,534,000
 Current maturities of long-term debt (Note 4)                             975,000                   993,000
                                                                ------------------        ------------------
Total current liabilities                                               16,134,000                18,732,000

Long-term debt, less current maturities (Note 4)                         1,016,000                 1,962,000
Convertible Subordinated debentures (Note 10)                            1,775,000                 2,000,000
Deferred income taxes (Note 8)                                             311,000                   256,000
Minority interests                                                         200,000                   194,000
                                                                ------------------        ------------------
Total liabilities                                                       19,436,000                23,144,000
                                                                ------------------        ------------------

COMMITMENTS (Note 12)

SHAREHOLDERS' EQUITY (Notes 4 and 7):
Preferred stock; no par value - 2,000,000 shares
          authorized, none issued and outstanding                                -                         -
Common stock; no par value - 10,000,000 shares
          authorized; 3,925,000 and 3,907,000 shares
          issued and outstanding                                         3,465,000                 3,529,000
Additional paid-in capital                                                  92,000                    92,000
Retained earnings                                                       19,094,000                15,553,000
Net unrealized loss on marketable equity securities                       (206,000)                 (120,000)
Foreign currency translation adjustments                                (1,299,000)               (1,311,000)
                                                                ------------------        ------------------
Total shareholders' equity                                              21,146,000                17,743,000
                                                                ------------------        ------------------



Total liabilities and shareholders' equity                             $40,582,000               $40,887,000
                                                                ==================        ==================

See accompanying notes to consolidated financial statements.

                   Video Display Corporation and Subsidiaries

                       Consolidated Statements of Income


                                                           FISCAL YEAR ENDED
                                   ----------------------------------------------------------------
                                       FEBRUARY 28,          February 28,            February 29,
YEAR ENDED                                 1998                  1997                    1996
                                   ------------------    ------------------     -------------------
Net sales                                 $57,913,000           $53,865,000             $48,112,000

Cost of goods sold                         35,951,000            35,509,000              30,227,000
                                   ------------------    ------------------     -------------------
Gross profit                               21,962,000            18,356,000              17,885,000
                                   ------------------    ------------------     -------------------

Operating expenses
Selling and delivery                        4,258,000             4,487,000               4,614,000
General and administrative                 10,763,000             9,899,000               9,567,000
                                   ------------------    ------------------     -------------------
                                           15,021,000            14,386,000              14,181,000
                                   ------------------    ------------------     -------------------
Operating profit                            6,941,000             3,970,000               3,704,000
                                   ------------------    ------------------     -------------------

Other income (expense)
Interest expense                           (1,222,000)           (1,290,000)             (1,144,000)
Other, net                                     35,000                     -                 178,000
                                   ------------------    ------------------     -------------------
                                           (1,187,000)           (1,290,000)               (966,000)
                                   ------------------    ------------------     -------------------
Income before minority interest
 and income taxes                           5,754,000             2,680,000               2,738,000

Minority interest                               5,000                10,000                  33,000
                                  -------------------    ------------------     -------------------
Income before income taxes                  5,749,000             2,670,000               2,705,000

Income taxes (Note 8)                       2,208,000               772,000                 926,000
                                  -------------------    ------------------     -------------------
Net income                                $ 3,541,000           $ 1,898,000             $ 1,779,000
                                  ===================    ==================     ===================

Net income per share - basic                    $0.90                 $0.49                   $0.45
                                  ===================    ==================     ===================

Net income per share - diluted                  $0.82                 $0.47                   $0.45
                                  ===================    ==================     ===================
Average shares outstanding
 - basic                                    3,921,000             3,907,000               3,968,000
                                  ===================    ==================     ===================
Average shares outstanding -
 diluted                                    4,455,000             4,197,000               3,969,000
                                  ===================    ==================     ===================

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                Consolidated Statements of Shareholders' Equity

                                                                                         NET UNREALIZED
                                                         ADDITIONAL                      GAIN (LOSS) ON        CURRENCY
                                          COMMON          PAID-IN        RETAINED          MARKETABLE         TRANSLATION
                                          STOCK           CAPITAL        EARNINGS      EQUITY SECURITIES      ADJUSTMENTS
                                     ---------------    -----------    ------------    -----------------      -----------
Balance, February 28, 1995                $3,821,000     $        -     $11,876,000            $ (81,000)     $(1,020,000)
 Net unrealized gain on
  marketable equity
  securities                                       -              -               -              281,000                -
 Foreign currency translation
  adjustment                                       -              -               -                    -         (166,000)
 Contribution of capital from
  gain realized on sale of
  stock by officer                                 -         81,000               -                    -                -
 Purchase and retirement
  of 168,000 shares                         (292,000)             -               -                    -                -
 Net income for the year                           -              -       1,779,000                    -                -
                                     ---------------    -----------    ------------    -----------------      -----------

Balance, February 29, 1996                 3,529,000         81,000      13,655,000              200,000       (1,186,000)
 Unrealized loss on
  marketable equity
  securities                                       -              -               -             (320,000)               -
 Foreign currency translation                                     -               -                    -
  adjustment                                       -                                                             (125,000)
 Contribution of capital from
  gain realized on sale of
  stock by officer                                 -         11,000               -                    -                -
 Net income for the year                           -              -       1,898,000                    -                -
                                     ---------------    -----------    ------------    -----------------      -----------

Balance, February 28, 1997                 3,529,000         92,000      15,553,000             (120,000)      (1,311,000)
 Unrealized loss on
  marketable equity
  securities                                       -              -               -              (86,000)               -
 Repurchase of common stock                 (271,000)
 Conversion of debt to
  common stock                               150,000              -               -                    -                -
 Issuance of common stock under
  stock option plan.                          57,000              -               -                    -                -

 Foreign currency translation
  adjustment                                       -              -               -                    -           12,000
 Net income for the year                                                  3,541,000
                                     ---------------    -----------    ------------    -----------------      -----------

Balance, February 28, 1998                $3,465,000        $92,000     $19,094,000            $(206,000)     $(1,299,000)
                                     ===============    ===========    ============    =================      ===========

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                       FEBRUARY 28,             February 28,             February 29,
Year ended                                                 1998                     1997                     1996
                                                  --------------------     --------------------     -------------------
OPERATING ACTIVITIES
Net income                                                $  3,541,000             $  1,898,000            $  1,779,000
Adjustments to reconcile net income and
 to net cash provided by   operating activities:
 Depreciation and amortization                               1,417,000                1,304,000               1,576,000
 Increase in allowance for doubtful
  accounts                                                     128,000                   25,000                  47,000
 Increase in reserve for inventory
  obsolescence                                                 282,000                  250,000                  78,000
 Deferred income taxes                                        (351,000)                (266,000)               (234,000)
 Changes in working capital items:
  Accounts receivable                                          808,000               (1,312,000)               (155,000)
  Inventories                                                  761,000               (2,348,000)             (1,231,000)
  Prepaid expenses and other assets                            (76,000)                (333,000)                109,000
  Accounts payable and
   accrued liabilities                                         125,000                1,612,000                 718,000
                                                    --------------------     --------------------     -------------------

Net cash provided by operating activities                    6,635,000                  830,000               2,687,000
                                                    --------------------     --------------------     -------------------

INVESTING ACTIVITIES
 Capital expenditures                                         (664,000)              (1,008,000)               (215,000)
 Proceeds from other investing activities                       (8,000)                 355,000                 263,000
 Purchases of investments, net of
      cash  acquired                                          (469,000)                  26,000                (162,000)
                                                    --------------------     --------------------     -------------------

 Net cash used by investing activities                      (1,141,000)                (627,000)               (114,000)
                                                    --------------------     --------------------     -------------------

FINANCING ACTIVITIES
   Proceeds from long-term debt and
    lines of credit                                         15,834,000               20,545,000              30,622,000
   Repayments of long-term debt and
  lines of credit                                          (19,571,000)             (20,643,000)            (32,311,000)
 Stock option exercises                                         57,000                        -                       -
 Proceeds from capital contributions                                 -                   11,000                  81,000
 Purchases and retirements
  of common stock                                             (271,000)                       -                (292,000)
                                                    --------------------     --------------------     -------------------

Net cash used by financing activities                       (3,951,000)                 (87,000)             (1,900,000)
                                                    --------------------     --------------------     -------------------

Effect of exchange rates on cash                                12,000                 (130,000)                280,000
                                                    --------------------     --------------------     -------------------

Net increase (decrease) in cash and cash
   equivalents                                               1,555,000                  (14,000)                953,000

Cash and cash equivalents,
 beginning of year                                           1,043,000                1,057,000                 104,000
                                                    --------------------     --------------------     -------------------

Cash and cash equivalents, end of year                    $  2,598,000             $  1,043,000            $  1,057,000
                                                    ====================     ====================     ===================


See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Statements

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all intercompany accounts and transactions.

CONCENTRATIONS OF RISK AND MAJOR CUSTOMERS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times such cash in banks are in excess of the FDIC insurance limit. During 1998, the Company's sales to any one customer did not exceed 10% of consolidated sales. One of the Company's wholesale electronic parts distributors had sales to one customer that comprised approximately 28% and 21% of that subsidiary's sales in 1998 and 1997, respectively. Also, one of the Company's CRT branches had sales to two customers that comprised 53% and 50% of that subsidiary's sales in 1998 and 1997, respectively. Additionally, other subsidiaries have a few concentrated customers and vendors that could, if lost, negatively effect sales. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization are computed principally by the straight line method for financial reporting purposes over the following estimated useful lives: Buildings - ten to twenty five years; Machinery and Equipment - five to ten years. Depreciation expense totaled approximately $1,139,000, $1,223,000, and $1,504,000 in 1998, 1997 and
1996, respectively.

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

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.

GOODWILL

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized over on a straight-line basis over the periods benefited, principally five to fifteen years.

The Company's operational policy for the assessment and measurement of any impairment in goodwill which is other than temporary is to evaluate the recoverability and remaining life and determine whether it should be completely written off or the amortization period accelerated. The Company will recognize an impairment if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

FOREIGN CURRENCY TRANSLATIONS

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

EARNINGS PER SHARE

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share for all periods presented.

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during each year. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period.

                  Video Display Corporation and Subsidiaries

                   Notes to Consolidated Statements


The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the last three years.


                                                                            Average Shares        Earnings Per
                                                       Net Income           Outstanding              Share
                                                   -----------------     -----------------     -----------------
   1998                                                  $3,541,000             3,921,000          $       0.90
   Effect of dilution:
     Options                                                      -               126,000                     -
     Convertible debt                                        94,000               408,000                     -
                                                  -----------------     -----------------     -----------------
    Diluted                                              $3,635,000             4,455,000          $       0.82
                                                  =================     =================     =================

   1997                                                  $1,898,000             3,907,000          $       0.49
   Effect of dilution:
     Options                                                      -                54,000                     -
     Convertible debt                                        58,000               236,000                     -
                                                  -----------------     -----------------     -----------------
    Diluted                                              $1,956,000             4,197,000          $       0.47
                                                  =================     =================     =================

   1996                                                  $1,779,000             3,968,000          $       0.45
   Effect of dilution:
     Options                                                      -                     -                     -
     Convertible debt                                             -                 1,000                     -
                                                  -----------------     -----------------     -----------------
    Diluted                                              $1,779,000             3,969,000          $       0.45
                                                  =================     =================     =================

REVENUE RECOGNITION

Revenue from product sales are recognized when goods are shipped. The Company does not offer rights of return to customers; however, it does offer one-year and two-year limited warranties on certain products. Warranty expense is not material to the Company's consolidated financial statements.

FINANCIAL INSTRUMENTS

Fair values of cash and cash equivalents, short-term investments and short-term debt approximate cost due to the short period of time to maturity. The recorded amounts of long-term debt are considered to approximate fair value due to either rates which fluctuate with the market or are otherwise commensurate with the current market. Fair values of investments are based on quoted market prices or pricing models using current market rates which approximate carrying value.

USE OF ESTIMATES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, bad debts, inventory obsolescence and the length of product life cycles and fixed asset lives. Actual results could vary from these estimates.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on account, demand deposits and certificates of deposit with maturities of less than three months.

INVESTMENTS

The Company has an investment in an unconsolidated subsidiary which is accounts for under the cost method of accounting. The Company owns certain marketable equity securities which are recorded at fair value based upon quoted market prices and classified as available-for-sale securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Changes in fair value of these marketable equity securities are reflected in the statements of shareholders' equity. Investments are included under the caption "Other Assets".

FISCAL YEAR

All references herein to "1998", "1997" and "1996" mean the fiscal years ended February 28, 1998, 1997, and February 29, 1996, respectively.

RECLASSIFICATION

Certain balances have been reclassified in the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.

Inventories consist of:

                                             1998                  1997
                                       --------------          -------------
Raw materials                          $  2,925,000             $  3,848,000
Finished goods                           18,566,000               18,686,000
                                       --------------          --------------
                                       $ 21,491,000             $ 22,534,000
                                       ==============          ==============

NOTE 3.  NOTE RECEIVABLE

The Company holds an unsecured note receivable as a result of a litigation settlement. The note has a face value of $1,500,000 due in monthly installments of $15,000 over a term of 100 months. The note is non-interest bearing for the first 50 payments and interest bearing, at prime plus 1%, over the remaining 50 payments. As of February 28, 1998, the note is recorded at a total of $749,000, net of its discount and allowance and is included under the captions "Accounts Receivable" and Other Assets".

                  Video Display Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements


NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                 1998                  1997
                                                                                            -----------------     -----------------
Term loan facility with bank; monthly payments of $67,000
including interest at prime (8.25% as of February 28, 1998)
plus .5%, maturing August 1999, collateralized by certain equipment.                         $1,200,000            $2,000,000

Mortgage payable to bank; monthly principal payments
of $2,000 plusinterest at 8.6% collateralized by land a
nd building with a net bookvalue of $593,000
as of February 28, 1998.                                                                        237,000               242,000

Note payable to industrial development authority;
monthly payment of$4,000 including interest at
6.5%; collateralized by land and buildingwith a
net book value of $498,000 as of February 28, 1998.                                             149,000               184,000

Note payable to bank; monthly principal payments of $9,000
includinginterest at 8.25%; collateralized by computer
equipment with a netbook value of $414,000 as of
February 28, 1998.                                                                              329,000               402,000

Other                                                                                            76,000               127,000
                                                                                         -----------------     -----------------
                                                                                              1,991,000             2,955,000
Less current maturities                                                                         975,000               993,000
                                                                                         -----------------     -----------------
                                                                                             $1,016,000            $1,962,000
                                                                                         =================     =================

Future maturities of long-term debt are as follows:


        Year                                                  Amount
        ----                                                  ------
        1999                                            $    975,000
        2000                                                 550,000
        2001                                                 157,000
        2002                                                 112,000
        2003                                                 197,000
                                                           ----------
                                                        $  1,991,000
                                                           ==========

NOTE 5.  LINES OF CREDIT

During early 1998, the Company refinanced its loan agreement ("Agreement") to provide for a $4,500,000 line of credit with its primary bank and $3,500,000 with a second bank secured by substantially all assets of the Company. In conjunction with this refinancing, the Company borrowed $2,800,000 from the CEO, as discussed in Note 6, to pay down the original line of credit. The line of credit had a termination date of July 1, 1998. The line of credit bears interest at the bank's base rate (8.25% as of February 28, 1998 and 1997) plus 1/2%. A commitment fee of 1/2% is charged on the unused portion of the line of credit. Borrowings under the line of credit are limited by eligible accounts receivable and inventory, as defined. Total amount available under the lines of credit was approximately $2,521,000 as of February 28, 1998. The outstanding balance on the line was $5,279,000 as of February 28, 1998. The Agreement contains affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth, cash flow coverage, and restricts dividend payments, capital expenditures and acquisitions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

Subsequent to February 28, 1998, the Company amended its line of credit with the primary bank to extend the termination date to July 1, 2000 and to lower the interest rate to a fixed rate of 7.25% per annum. The commitment fee of 1/2% on the unused portion was also eliminated. All other terms remained the same as the original line of credit. The Company does not anticipate problems renewing the line of credit with the secondary bank.

NOTE 6. NOTES PAYABLE TO SHAREHOLDERS

During fiscal 1998, the Company borrowed $2,800,000 from the CEO in conjunction with the bank refinancing as discussed in Note 5. During 1997, the Company borrowed $900,000 from the CEO to purchase the assets of Teltron Technologies, Inc. Both of these borrowings were combined into one note payable due on demand with interest payable monthly at prime plus one percent. During fiscal 1998, $800,000 was repaid. Subsequent to February 28, 1998, the Company repaid an additional $1,600,000.

In fiscal 1997, the Company had a $320,000 demand note payable to a shareholder and officer of the Company. That note was repaid in full during fiscal 1998.

NOTE 7. STOCK OPTIONS

The Company has an incentive stock option plan whereby total options to purchase 500,000 shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years. Information regarding the option plan is as follows:

                                                                                                        Weighted
                                                                                                         Average
                                                                                                        Exercise
                                                                                Shares                     Price
                                                                         -----------------          -------------
Outstanding as of February 29, 1996                                              241,000                   $3.47
 Granted                                                                         148,000                    3.66
 Cancelled                                                                      (116,000)                   4.50
                                                                        -----------------          --------------

Outstanding as of February 28, 1997                                              273,000                    3.14
 Granted                                                                          14,000                    8.80
 Exercised                                                                       (16,000)                   3.56
                                                                        -----------------          --------------

Outstanding as of February 28, 1998                                              271,000                   $3.61
                                                                        =================          ==============

The weighted average fair value of options granted during the years ended February 28, 1998 and 1997 were $44,000 and $197,000, respectively. The weighted average remaining life of options outstanding at February 28, 1998 and 1997 was
7.7 years. The range of exercise prices was $2.00 to $10.25. As of February 28, 1998 and 1997, options for 257,000 and 227,000 shares, respectively, were exercisable.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for stock options granted. Had

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


compensation cost been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996, consistent with the provisions of the Standard, the Company's net earnings and earnings per share would have changed as indicated by the pro forma amounts below:

                                                                           FISCAL YEAR ENDED
                                                  -------------------------------------------------------------
                                                         1998                  1997                  1996
                                                  -----------------     -----------------     -----------------
  Net income - as reported                               $3,541,000            $1,898,000            $1,779,000
  Net income - pro forma                                  3,497,000             1,701,000             1,778,000
  Basic earnings per common share - as reported               $0.90                 $0.49                 $0.45
  Basic earnings per common share - proforma                  $0.89                 $0.44                 $0.45
  Diluted earning per common share - as reported              $0.82                 $0.47                 $0.45
  Diluted earning per common share - proforma                 $0.78                 $0.41                 $0.45

The fair value of stock options used to compute pro forma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: expected volatility of 50%, 50% and 49%; a risk free interest rate of 5.66%, 6.36% and 5.78%; expected lives of 2.5, 2.5 and 3.5 years; and dividend yield of 0.00% for all years.

NOTE 8. INCOME TAXES

The components of the provision for income taxes are as follows:

                                                                           FISCAL YEAR ENDED
                                                  -------------------------------------------------------------
                                                        1998                  1997                  1996
                                                  -----------------     -----------------     -----------------
      Current:
       Federal                                           $2,175,000            $  868,000            $  920,000
       State                                                384,000               170,000               240,000
                                                  -----------------     -----------------     -----------------
                                                          2,559,000             1,038,000             1,160,000
                                                  -----------------     -----------------     -----------------
      Deferred:
       Federal                                             (298,000)             (241,000)            (212,000)
       State                                                (53,000)              (25,000)             (22,000)
                                                  -----------------     -----------------     -----------------
                                                           (351,000)             (266,000)            (234,000)
                                                  -----------------     -----------------     -----------------
      Total                                              $2,208,000            $  772,000            $  926,000
                                                  =================     =================     =================

Income before taxes consists of the following:                 1998                  1997                  1996
                                                  -----------------     -----------------     -----------------

      U.S. operations                                    $5,637,000            $1,693,000          $  1,952,000
      Foreign operations                                    112,000               977,000               753,000
                                                  -----------------     -----------------     -----------------

                                                         $5,749,000            $2,670,000          $  2,705,000
                                                  =================     =================     =================

Deferred income taxes for the years ended February 28, 1998 and 1997, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


The sources of the temporary differences and their effect on the net deferred tax asset as of February 28, 1998 and 1997, are as follows:

                                                                               1998                  1997
                                                                           --------------     -------------
        Deferred tax assets:
         Foreign operating and  other loss carryforwards                       $  139,000        $  139,000
         Uniform capitalization costs                                             393,000           282,000
         Inventory obsolescence reserve                                           274,000           166,000
         Accrued vacation expenses                                                 97,000            97,000
         Allowance for possible losses                                            102,000            60,000
          Other                                                                    78,000           221,000
                                                                           --------------       -----------
                                                                                1,083,000           965,000

        Deferred tax liabilities:
         Tax over book depreciation                                              (311,000)         (256,000)
         Other                                                                         -           (288,000)
                                                                           --------------       -----------
        Net deferred tax assets                                                $  772,000        $  421,000
                                                                           ==============       ===========

        Current                                                                 1,083,000           677,000
        Long-term                                                                (311,000)         (256,000)
                                                                           --------------       -----------

                                                                           --------------       -----------
                                                                               $  772,000        $  421,000
                                                                           ==============       ===========

Deferred tax assets are included under the caption "Prepaid expenses and other". Management believes realization of deferred tax assets is more likely than not.

The effective income tax rate differed from the statutory federal income tax rate as follows:

                                                                         FISCAL YEAR ENDED
                                                  -------------------------------------------------------------
                                                         1998                  1997                  1996
                                                  -----------------     -----------------     -----------------
Taxes at statutory federal income tax rate               $1,955,000            $  908,000             $ 920,000
State income taxes, net of federal benefit                  254,000               157,000               159,000
Amortization of intangibles from acquisition of
 businesses                                                  72,000                48,000                48,000

Utilization of foreign operating loss                       (42,000)             (363,000)            (284,000)
 carryforwards
Other                                                       (31,000)               22,000                83,000
Taxes at effective income tax rate                       $2,208,000            $  772,000             $ 926,000
                                                  =================     =================     =================

NOTE 9. INDUSTRY SEGMENTS

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

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


The following table sets forth net sales, operating profit, identifiable assets, capital expenditures, and depreciation and amortization for each industry segment:

                                                                         FISCAL YEAR ENDED
                                                  -------------------------------------------------------------
                                                          1998                 1997                   1996
                                                         -----                 ----                   ----
                                                                          (in thousands)
   NET SALES
   CRT's                                                 $   34,302            $   28,185               $23,910
   Wholesale Distribution                                    23,611                25,680                24,202
                                                  -----------------     -----------------     -----------------
                                                         $   57,913            $   53,865               $48,112
                                                  =================     =================     =================

   OPERATING PROFIT
   CRT's                                                 $    6,897            $    4,142               $ 3,814
   Wholesale Distribution                                        44                  (172)                (110)
                                                  -----------------     -----------------     -----------------
                                                         $    6,941            $    3,970               $ 3,704
                                                  =================     =================     =================

   DEPRECIATION AND AMORTIZATION
   CRT's                                                 $      652            $      666               $ 1,032
   Wholesale Distribution                                       798                   674                   583
                                                  -----------------     -----------------     -----------------
                                                         $    1,450            $    1,340               $ 1,615
                                                  =================     =================     =================

                                                          1998                 1997                   1996
                                                         -----                 ----                   ----
                                                                          (in thousands)
   IDENTIFIABLE ASSETS
   CRT's                                                 $   30,533            $   29,532               $23,953
   Wholesale Distribution                                    10,049                11,355                10,466
                                                  -----------------     -----------------     -----------------
                                                         $   40,582            $   40,887               $34,419
                                                  =================     =================     =================

   CAPITAL EXPENDITURES
   CRT's                                                 $      476            $    1,281             $     156
   Wholesale Distribution                                       188                   720                    59
                                                  -----------------     -----------------     -----------------
                                                         $      664            $    2,001             $     215
                                                  =================     =================     =================

NOTE 10. CONVERTIBLE SUBORDINATED DEBENTURES

The Company issued $2,000,000 in face value, 8% five year convertible subordinated debentures in payment of the acquisition of the stock of Z-Axis. The debentures can be converted at the holder's option into common shares based upon the quoted fair market value on the date such conversion is elected. An additional amount of debentures may be due based upon a performance contingency formula during the years ending 1997, 1998 and 1999. Z-Axis did not meet the performance contingency for fiscal years ended 1998 and 1997. During 1998, $225,000 of these debentures were partially converted into common shares, with the remainder redeemed for cash of $75,000.

NOTE 11. BENEFIT PLAN

The Company has a defined contribution plan that covers substantially all U.S. employees. Employees may contribute up to 15% of their compensation, as allowed by IRS regulations. At the Company's discretion, employee contributions of up to 8% of their compensation can be matched at 50% by the Company. The

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Company elected to match 50% of the first 4% of compensation or $75,000 for fiscal 1998 and 50% of the first 2% of compensation, or $48,000 and $32,000, in fiscal 1997 and 1996, respectively.

NOTE 12. COMMITMENTS

The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases. These leases provide that the Company pay taxes, insurance and other expenses on the leased property and equipment. Rent expense under these leases was approximately $1,294,000, $1,405,000 and $1,364,000 in 1998, 1997 and 1996, respectively.

Future minimum rental payments due under these leases are as follows:

        Year                                              Amount
        ----                                              ------
        1999                                        $     1,099,000
        2000                                                829,000
        2001                                                547,000
        2002                                                321,000
        2003                                                175,000
        Thereafter                                          231,000
                                                    ---------------
                                                    $     3,202,000
                                                    ===============

The Company leases five of its manufacturing facilities and certain warehouse space from shareholders and officers under net operating leases expiring at various dates through 2005. Rent expense under these leases totaled approximately $662,000, $661,000 and $562,000 in 1998, 1997 and 1996,
respectively.

Future minimum rental payments due under these leases with related parties are as follows:

        Year                                              Amount
        ----                                              ------
        1999                                        $       562,000
        2000                                                437,000
        2001                                                442,000
        2002                                                254,000
        2003                                                120,000
        Thereafter                                          220,000
                                                    ---------------
                                                    $     2,035,000
                                                    ===============

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

                                           1998               1997           1996
                                      -------------      -------------   -------------
CASH PAID FOR:

 Interest                               $1,333,000         $1,244,000      $1,313,000
                                        ==========         ==========      ==========

 Income taxes, net of refunds           $1,471,000         $  708,000      $  332,000
                                        ==========         ==========      ==========

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


NON-CASH TRANSACTIONS:

During 1997, the Company purchased all of the common stock of Z-Axis for $2,000,000 as follows:

 Fair value of the assets acquired, including                        $2,422,000
  goodwill
 Liabilities assumed                                                   (422,000)
                                                                  -------------
 Issuance of subordinated debentures                                 $2,000,000
                                                                  =============

During 1997, the Company purchased all of the assets and assumed certain liabilities of Teltron for $963,000 as follows:

 Fair value of the assets acquired                                   $1,675,000
 Liabilities assumed                                                   (712,000)
 Cash paid                                                              (63,000)
                                                                  -------------
 Issuance of demand note payable                                     $  900,000
                                                                  =============

During 1998, a holder of the series of Z-Axis convertible subordinated debentures exercised their right to convert their holding as follows:

 30,000 shares of Video Display Corporation common stock at its fair market value on that date of $5 per share
 Cash paid                                                               75,000
                                                                  -------------
 Subordinated debentures redeemed                                    $  225,000
                                                                  =============

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements





NOTE 14. QUARTERLY DATA AND SHARE INFORMATION

The following table sets fourth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company's Common Stock.

                                                         FISCAL YEAR ENDED 1998
                              -------------------------------------------------------------------------------
                                     FIRST               SECOND              THIRD              FOURTH
                                    QUARTER              QUARTER             QUARTER            QUARTER
                              ------------------    ----------------    ----------------    -----------------
                                                    (in thousands, except per share amounts)
   Net Sales                        $14,322              $14,212             $14,185            $15,194
   Gross profit                       4,977                5,437               5,563              5,985
   Net income                           512                  886               1,074              1,068
   Basic earnings per share         $  0.13              $  0.23             $  0.27            $  0.27
   Diluted earnings per share       $  0.12              $  0.21             $  0.25            $  0.24


                                                         FISCAL YEAR ENDED 1997
                              -------------------------------------------------------------------------------
                                     FIRST               SECOND              THIRD              FOURTH
                                    QUARTER              QUARTER             QUARTER            QUARTER
                              ------------------    ----------------    ----------------    -----------------
                                                    (in thousands, except per share amounts)
   Net Sales                        $12,098              $12,961             $13,269            $15,537
   Gross profit                       4,039                4,585               4,816              4,916
   Net income                           253                  574                 629                442
   Basic earnings per share         $  0.06              $  0.15             $  0.16            $  0.11
   Diluted earnings per share       $  0.06              $  0.14             $  0.15            $  0.11

The summation of quarterly earnings per share may not agree with annual earnings per share.

                  Video Display Corporation and Subsidiaries

              Index to Consolidated Financial Statements Schedule



Report of Independent Certified Pubic Accountants on Financial
 Statements Schedule                                                       F-21


Schedule II - Valuation and Qualifying Accounts and Reserves               F-22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Video Display Corporation
Tucker, Georgia

The audits referred to in our Report dated May 22, 1998 relating to the Consolidated Financial Statements of Video Display Corporation and subsidiaries which is contained in Item 8 of this Form 10-K, included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. The Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.



                                                        BDO Seidman, LLP



Atlanta, Georgia
May 22, 1998

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


COLUMN A                        COLUMN B                 COLUMN C                   COLUMN D            COLUMN E
---------------------------------------------------------------------------------------------------------------------
                                                         Additions
                                             ---------------------------------
                                Balance at       Charged to       Charged to                            Balance at
                                Beginning        Costs and          Other                                 End of
        Description             of Period        Expenses          Accounts         Deductions            Period
---------------------------------------------------------------------------------------------------------------------
Allowance for
 doubtful accounts:
    February 28, 1997           $468,000         $128,000         $      -          $    5,000 (a)      $591,000
    February 28, 1997            460,000           25,000                -              17,000 (a)       468,000
    February 29, 1996            517,000           47,000                -             104,000 (a)       460,000

Reserve for inventory
  obsolescence:
      February 28, 1998         $488,000         $282,000         $      -          $       -           $770,000
      February 28, 1997          266,000          250,000                -              17,000 (b)       488,000
      February 29, 1996          188,000           78,000                -                  -            266,000



(a) Uncollectible accounts written off.
(b) Obsolete inventory written off.