Form 10-Q
period 1998-05-31
VIDEO DISPLAY CORP
filed 1998-07-15
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended May 31, 1998                 Commission File Number 0-13394


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


                               Yes       X          No   _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


       Class                                   Outstanding at May  31, 1998
--------------------------                     ----------------------------
Common Stock, No Par Value                                3,930,512

                           VIDEO DISPLAY CORPORATION

                                     INDEX

                                                                                                         Page
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements (unaudited)

               Consolidated balance sheets - May 31, 1998 and
                 February 28, 1998                                                                         3-4

               Consolidated statements of income -
                 Three months ended May 31, 1998 and 1997                                                    5

               Consolidated statements of shareholders' equity -
                 May 31, 1998 and February 28, 1998                                                          6

               Consolidated statements of cash flows - Three months
                 ended May 31, 1998 and May 31, 1997                                                       7-8

               Notes to consolidated financial statements -
                 May 31, 1998                                                                             9-11

             Item 2.  Management's Discussion and Analysis of Financial

               Condition and Results of Operations                                                       12-13


PART II.     OTHER INFORMATION

             Item 1. Legal Proceedings                                                                      14
             Item 2. Changes is Securities                                                                  14
             Item 3. Defaults upon its Senior Securities                                                    14
             Item 4. Submission of Matters to a Vote of Security Holders                                    14
             Item 5. Other Information                                                                      14
             Item 6.  Exhibits and reports on Form 8-K                                                      14



SIGNATURES


                  Video Display Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                                     May 31,           February 28,
                                                                                      1998                 1998
                                                                                   UNAUDITED             (NOTE A)
                                                                                   ---------             --------
Assets
Current assets:
   Cash and cash equivalents (including restricted cash
        of $34,000)                                                            $    1,671,000       $   2,598,000
   Notes and accounts receivable, less allowance for
      possible losses of $402,000 and $370,000, respectively                         6,705,000           6,776,000
   Inventories (Note B)                                                             22,047,000          21,491,000
   Prepaid expenses and other                                                        1,614,000           1,710,000
                                                                               ---------------       -------------
   Total current assets                                                             32,037,000          32,575,000

Property, plant and equipment:
   Land                                                                                470,000             435,000
   Buildings                                                                         3,638,000           3,449,000
   Machinery and equipment                                                          14,817,000          14,605,000
                                                                                    ----------          ----------
                                                                                    18,925,000          18,489,000
Accumulated depreciation and amortization                                          (14,084,000)        (13,776,000)
                                                                                   -----------         -----------
                                                                                     4,841,000           4,713,000
Excess of cost over net assets acquired, net of
   accumulated amortization of $1,279,000 and
   $1,207,000                                                                        1,760,000           1,832,000

Other assets                                                                         1,410,000           1,462,000
                                                                                --------------        ------------

Total assets                                                                    $   40,048,000        $ 40,582,000
                                                                                ==============        ============






The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       May 31,         February 28,
                                                                                        1998              1998
                                                                                      UNAUDITED         (NOTE A)
                                                                                      ---------         --------
Liabilities and Shareholders' Equity Current liabilities:
   Revolving lines of credit (Note E)                                                6,996,000        $  5,279,000
   Notes payable to officers and shareholders (Note E)                               1,300,000           2,900,000
   Accounts payable                                                                  3,061,000           3,108,000
   Accrued liabilities                                                               2,557,000           3,872,000
   Current maturities of long-term debt (Note D)                                       975,000             975,000
                                                                                 -------------       -------------
Total current liabilities                                                           14,889,000          16,134,000

Long-term debt less current maturities (Note D)                                        805,000           1,016,000
Convertible subordinated debentures                                                  1,775,000           1,775,000
Deferred income taxes                                                                  311,000             311,000
Minority interests                                                                     201,000             200,000
                                                                                  ------------        ------------
Total liabilities                                                                   17,981,000          19,436,000

Commitments and contingencies                                                              ---                 ---

Shareholders' equity
   Preferred stock, no par value - shares authorized 2,000,000;
      none issued and outstanding                                                          ---                 ---
   Common stock, no par value - shares authorized 10,000,000;
      issued and outstanding shares 3,931,000                                        3,482,000           3,465,000
Additional paid-in capital                                                              92,000              92,000
Retained earnings                                                                   19,990,000          19,094,000
Net unrealized loss on marketable equity securities                                   (213,000)           (206,000)
Currency translation adjustments                                                    (1,284,000)         (1,299,000)
                                                                                 -------------       -------------
Total shareholders' equity                                                          22,067,000          21,146,000
                                                                                  ------------        ------------
Total liabilities and shareholders' equity                                         $40,048,000         $40,582,000
                                                                                   ===========         ===========


The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
                     For the Fiscal Quarters Ended May 31,
                                  (UNAUDITED)

                                                                                       1998               1997
                                                                                       ----               ----
Net sales                                                                          $15,039,000         $14,322,000

Cost of goods sold                                                                   9,481,000           9,345,000
                                                                                  ------------        ------------

      Gross profit                                                                   5,558,000           4,977,000

Operating expenses
   Selling and delivery                                                              1,141,000           1,198,000
   General and administrative                                                        2,731,000           2,714,000
                                                                                  ------------        ------------
                                                                                     3,872,000           3,912,000

      Operating profit                                                               1,686,000           1,065,000

Other income (expense)
   Interest expense                                                                   (230,000)           (351,000)
   Other, net                                                                           14,000             (4,000)
                                                                                 --------------    ---------------
                                                                                      (216,000)           (355,000)

      Income before minority interest                                               1,470,000              710,000

Minority interest                                                                      (1,000)               4,000
                                                                               ---------------     ---------------

      Income before income taxes                                                     1,471,000             706,000

Income taxes                                                                           575,000             194,000
                                                                               ---------------     ---------------

      Net income                                                                   $   896,000         $   512,000
                                                                               ===============     ===============

Net income per share - basic                                                    $         0.22      $         0.13
                                                                                ==============      ==============

Net income per share - diluted                                                  $         0.20      $         0.12
                                                                                ==============      ==============

Average shares outstanding - basic                                                   3,926,000           3,977,000
                                                                                     =========           =========

Average shares outstanding - diluted                                                 4,479,000           4,418,000
                                                                                     =========          ==========


The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 28, 1998 and
                      the Three Months Ended May 31, 1998




                                                                                                                    Net Unrealized
                                                                                                                        Loss on
                                                                                  Foreign                              Noncurrent
                                                                                  Currency            Additional       Marketable
                                                 Common          Retained        Translation           Paid In           Equity
                                                 Stock           Earnings        Adjustments           Capital         Securities
                                                 -----           --------        -----------           -------         ----------
Balance at February 28, 1997                  $  3,529,000     $ 15,553,000      $ (1,311,000)     $     92,000      $   (120,000)
  Net income for the year                               --        3,541,000                --                --                --
  Currency translation adjustment                       --               --            12,000                --                --

  Repurchase of common stock                      (271,000)              --                --                --                --
  Conversion of debt to common stock               150,000               --                --                --                --
  Issuance of common stock under stock
             option plan                            57,000               --                --                --                --
  Unrealized loss on marketable equity
    securities                                          --               --                --                --           (86,000)
                                              ------------     ------------      ------------      ------------      ------------
Balance at February 28, 1998                  $  3,465,000     $ 19,094,000      $ (1,299,000)     $     92,000      $   (206,000)

  Issuance of common stock under stock
       option plan                                  17,000               --                --                --                --
  Net income for quarter                                --          896,000                --                --                --
  Currency translation adjumstment                      --               --            15,000                --                --
  Unrealized loss on marketable equity
    securities                                          --               --                --                --            (7,000)
                                              ------------     ------------      ------------      ------------      ------------
Balance at May 31, 1998                       $  3,482,000     $ 19,990,000      $ (1,284,000)     $     92,000      $   (213,000)
                                              ============     ============      ============      ============      ============


                           Video Display Corporation
                           STATEMENTS OF CASH FLOWS
                      For the Three months ended May 31,


                                                                 1998                 1997
                                                                 ----                 ----
Net cash provided by (used in) operating activities        $   (176,000)        $    670,000

Investing activities
Purchase of property, plant and equipment                      (341,000)            (140,000)
Purchase of assets of Wintron, Inc.                            (400,000)                 ---
(Increase) decrease in other assets                              26,000              (21,000)
                                                           ------------         ------------
Net cash used in investing activities                          (715,000)            (161,000)

Financing activities

Proceeds from long-term debt and lines of credit             12,791,000            5,886,000
Proceeds from exercise of stock option                           17,000                  ---
Proceeds on note receivable                                      26,000               45,000
Payments on long-term debt and lines of credit              (12,885,000)          (6,605,000)
                                                           ------------         ------------
Net cash used in financing activities                           (51,000)            (674,000)

Effect of exchange rates on cash                                 15,000               58,000
                                                           ------------         ------------

Net increase (decrease) in cash                                (927,000)            (107,000)

Cash, beginning of period                                     2,598,000            1,043,000
                                                           ------------         ------------

Cash, end of period                                        $  1,671,000         $    936,000
                                                           ============         ============



The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                           STATEMENTS OF CASH FLOWS
                      For the Three Months ended May 31,

                                                                                      1998                  1997
                                                                                      ----                  ----
Reconciliation of Net Earnings from Continuing
    Operations to Net Cash Provided by (Used in)
    Operating Activities

Net earnings from continuing operations                                          $   896,000           $   512,000

Adjustments to reconcile net earnings to net cash provided
by operations:
Depreciation and amortization                                                        384,000               424,000
Amortized interest on note receivable                                                 (9,000)               (9,000)
Decrease in allowance for doubtful accounts                                           32,000                (3,000)

Changes in operating assets and liabilities net of effects
from acquisitions:
Decrease in accounts receivable                                                       37,000               613,000
(Increase) decrease in inventory                                                    (252,000)              374,000
(Increase) decrease in prepaid expenses                                               97,000              (207,000)
Decrease in accounts payable and accrued expenses                                 (1,362,000)           (1,039,000)
Increase in minority interest                                                          1,000                 5,000
                                                                                 -----------           -----------

Net cash provided by (used in) continuing operations                             $  (176,000)          $   670,000
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

The balance sheet at February 28, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of May 31, 1998 and the Consolidated Statement of earnings for the three months ended May 31, 1998 and 1997.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consist of:


                                           May 31,             February 28,
                                            1998                  1998
                                            ----                  ----

Raw materials                           $  3,019,000         $  2,925,000
Finished goods                            19,028,000           18,566,000
                                          ----------           ----------
                                         $22,047,000          $21,491,000
                                         ===========          ===========

NOTE C - ACQUISITIONS

In March 1998, the Company purchased the inventory and equipment of Wintron, Inc.

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

                                                                  First Quarter Ended May 31,
                                                              1998                            1997
                                                              ----                            ----
Net sales                                             $     15,089,000                 $     14,897,000
Earnings from operations                                     1,686,000                        1,038,000
Net earnings                                                   896,000                          490,000
Basic earnings per share                              $           0.22                 $           0.12
                                                      ================                 ================
Diluted earnings per share                            $           0.20                 $           0.11
                                                      ================                 ================

NOTE D - LONG-TERM DEBT

Long-term debt consisted of the following:                                                May 31,          February 28,
                                                                                           1998                1998
                                                                                          ------               -----
Term loan facility                                                                       $1,000,000          $1,200,000

Mortgage payable to bank; monthly principal payments of 2,000 plus interest at
    8.6%; collateralized by land and building with a net book value of $674,000
    at May 31, 1998                                                                         259,000             271,000

Note payable to industrial development authority; monthly payment of 2,800 including interest at 6.5%; collateralized by land and building with
    a net book value of $424,000 at May 31, 1998                                            140,000             149,000

Note payable to bank; monthly principal payments of $10,000 including interest at 8.25%; collateralized by computer equipment with a net book value of
    $642,000 at May 31, 1998                                                                377,000             329,000

Other                                                                                         4,000              42,000
                                                                                         ----------          ----------
                                                                                         $1,780,000          $1,991,000
Less current portion                                                                        975,000             975,000
                                                                                         ----------          ----------
                                                                                         $  805,000          $1,016,000
                                                                                         ==========          ==========

                  Video Display Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE E - LINES OF CREDIT

During early 1998, the Company refinanced its loan agreement ("Agreement") to provide for a $4,500,000 line of credit with its primary bank and $3,500,000 with a second bank secured by substantially all assets of the Company. In conjunction with this refinancing, the Company borrowed $2,800,000 from the CEO to pay down the original line of credit. The line of credit had a termination date of July 1, 1998. The line of credit bears interest at the bank's base rate (8.5% and 8.25% as of February 28, 1998 and 1997 respectively) plus 1/2%. A commitment fee of 1/2% is charged on the unused portion of the line of credit. Borrowings under the line of credit are limited by eligible accounts receivable and inventory, as defined. Total amount available under the lines of credit was approximately $1,079,000 and $2,521,000 as of May 31, 1998 and February 28, 1998. The outstanding balance on the line was $5,279,000 as of February 28, 1998. The Agreement contains affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth, cash flow coverage, and restricts dividend payments, capital expenditures and acquisitions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

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


NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION


                                                 May 31,              May 31,
                                                  1998                 1997
                                                  ----                 ----
Cash paid for:
Interest                                      $   230,000            $351,000
                                              ===========            ========
Income taxes, net of refunds                   $1,923,000            $577,000
                                               ==========            ========

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following table sets forth, for the three months ended May 31, 1998 and 1997, the percentages which selected items in the Statements of Income bear to total revenues:

                                                       Fiscal Quarter Ended May 31,
                                                 1998                               1997
                                                 ----                               ----
Sales
    CRT and components                $  9,124,000         60.7%         $  7,840,000         54.7%
    Wholesale electronic parts           5,915,000         39.3             6,482,000         45.3
                                      ------------        -----          ------------        -----
                                        15,039,000        100.0%           14,322,000        100.0%

Cost and expenses
    Cost of goods sold                   9,481,000         63.0             9,345,000         65.2
    Selling and delivery                 1,141,000          7.6             1,198,000          8.5
    General and administrative           2,731,000         18.2             2,714,000         18.9
                                      ------------        -----          ------------        -----
                                        13,353,000         88.8            13,257,000         92.6

Income from Operations                   1,686,000         11.2             1,065,000          7.4

Interest expense                          (229,000)        (1.5)             (351,000)        (2.5)
Other income (expense)                      14,000           --                (8,000)          --
                                      ------------        -----          ------------        -----

Income before income taxes               1,471,000          9.7               706,000          4.9
Provision  for income taxes                575,000          3.8               194,000          1.4
                                      ------------        -----          ------------        -----
Net income                            $    896,000          5.9%         $    512,000          3.5%
                                      ============        =====          ============        =====

Net Sales
---------

Consolidated net sales increased 5.0% or $717,000 for the three months ended May 31, 1998 as compared to the same period one year ago. CRT division sales were up 16.4% or $1,284,000 and the wholesale consumer electronic parts division sales were down 8.7% or $567,000.

The net increase in revenues of the CRT division is due to greater sales of data display and television tubes. The Company's television tube sales increased $645,000 due to the Company being awarded a significant contract to perform the in-warranty and out-of-warranty service of replacement parts.

The decline in revenues from the wholesale consumer electronic parts segment is attributed to a reduction in sales to major electronics distributors during the periods compared. The Company is seeking other opportunities to increase higher margin consumer electronic sales including a voice activated electronic parts ordering system and implementation of a world wide web parts inquiry and order system.

Gross margins
-------------

Consolidated gross profit margins increased from 34.8% to 37% for the quarter May 31, 1997 compared to May 31, 1998. The CRT division posted an increase to 38.3% versus 34.7% while the wholesale consumer parts division remained relatively flat.

The CRT margins are higher in the comparative quarters due to several factors including bulk purchases, primarily television tubes at reduced prices being sold in the current period, and higher plant utilization whereby increases in volume did not correspondingly increase overhead rates.

Operating expenses
------------------

Operating expenses decreased $40,000 or 1% from a year ago. Expenses declined 1.6% as a percentage of sales.

The Company continues to seek ways to reduce expenses.

Interest expense
----------------

Interest expense declined $121,000 in the first quarter of 1998 compared to the first quarter of 1997. The reduction of expense is attributed to the shift of debt from higher rates of prime plus 1% to a fixed rate of 7.25%.

Income taxes
------------

The effective tax rate for the first quarter of fiscal 1998 was 39% compared to 27.5% for the same period one year ago. The major portion of this increase is related to the elimination in the first quarter of fiscal 1998 of the nontaxable profit contribution of the Mexican subsidiary due to the utilization of the loss carry forward.

Foreign currencies
------------------

During 1998 the Company began reporting its Mexican subsidiary on the basis that the function currency is the US dollar. Any exchange gains or losses are reflected in the Company's income statements. There were no significant gains or losses for the current period reported.

Liquidity and capital resources
-------------------------------

The Company's working capital was $17,148,000 at May 31, 1998 compared to $14,399,000 at May 31, 1997. $566,000 of the increase of $2,749,000 is due to the acquisition of assets completed in March 1998. The balance of the increase is related to ongoing operations increasing inventory, collecting receivables and reducing operating liabilities without increasing lines of credit.

The Company does not anticipate significant capital expenditues for fiscal 1998.

                                     PART II


Item 1.       Legal Proceedings

              No new legal proceedings or material changes in existing litigation occurred during the quarter ending May 31, 1998.

Item 2.       Changes in Securities

              None.

Item 3.       Defaults upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other information

              None

Item 6.       Exhibits and Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended May 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.






                                        VIDEO DISPLAY CORPORATION


July 14, 1998                        By:
                                        -------------------------------
                                        Ronald D. Ordway
                                        Chief Executive Officer



                                     By:
                                        -------------------------------
                                        Carol D. Franklin
                                        Chief Financial Officer and Secretary

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.




                                      VIDEO DISPLAY CORPORATION


July 14, 1998                     By: /s/ Ronald D. Ordway
                                      -----------------------------------
                                      Ronald D. Ordway
                                      Chief Executive Officer



                                  By: /s/ Carol D. Franklin
                                      -----------------------------------
                                      Carol D. Franklin
                                      Chief Financial Officer and Secretary