Form 10-Q
period 1998-08-31
VIDEO DISPLAY CORP
filed 1998-10-15
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended AUGUST 31, 1998                Commission File Number 0-13394


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


              Yes       X                       No   _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


         Class                                Outstanding at August  31, 1998
-------------------------                     -------------------------------
Common Stock, No Par Value                               3,976,312

                           VIDEO DISPLAY CORPORATION

                                     INDEX

                                                                                 Page
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (unaudited)

            Consolidated balance sheets - August 31, 1998 and
               February 28, 1998                                                   3-4

            Consolidated statements of operations -
               Fiscal quarter and six months ended August 31, 1998 and 1997          5

            Consolidated statements of shareholders' equity -
               Twelve months ended February 28, 1998 and the six months
               ended August 31, 1998                                                 6

            Consolidated statements of cash flows - Six months
               ended August 31, 1998 and August 31, 1997                           7-8

            Notes to consolidated financial statements -
               August 31, 1998                                                    9-11

          Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              12-13



PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                14
          Item 2.  Changes in Securities                                            14
          Item 3.  Defaults upon its Senior Securities                              14
          Item 4.  Submission of Matters to a Vote of Security Holders              14
          Item 5.  Other Information                                                14
          Item 6.  Exhibits and reports on Form 8-K                                 14

SIGNATURES

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                           AUGUST 31,    February 28,
                                                             1998           1998
                                                           UNAUDITED       (NOTE A)
                                                         ------------   -------------
Assets
Current assets:
 Cash and cash equivalents (including restricted cash
        of $34,000)                                      $  2,198,000    $ 2,598,000
 Notes and accounts receivable, less allowance for
   possible losses of $421,000 and $370,000                 6,478,000      6,776,000
 Inventories                                               23,256,000     21,491,000
 Prepaid expenses                                           1,209,000      1,710,000
                                                         ------------   ------------
Total current assets                                       33,141,000     32,575,000

Property, plant and equipment:
 Land                                                         470,000        435,000
 Buildings                                                  3,643,000      3,449,000
 Machinery and equipment                                   15,255,000     14,605,000
                                                         ------------   ------------
                                                           19,368,000     18,489,000
Accumulated depreciation and amortization                 (14,499,000)   (13,776,000)
                                                         ------------   ------------
                                                            4,869,000      4,713,000
Excess of cost over net assets acquired, net of
 accumulated amortization of $1,351,000 and
 $1,207,000                                                 2,108,000      1,832,000

Other assets                                                1,660,000      1,462,000
                                                         ------------   ------------

Total assets                                             $ 41,778,000   $ 40,582,000
                                                         ============   ============




The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                  AUGUST 31,    February 28,
                                                                     1998          1998
                                                                  UNAUDITED      (NOTE A)
                                                                 ------------  -------------

Liabilities and Shareholders' Equity
Current liabilities:
 Revolving lines of credit (Note E)                              $ 3,499,000    $ 5,279,000
 Notes payable to officers and shareholders (Note E)               1,394,000      2,900,000
 Accounts payable                                                  3,204,000      3,108,000
 Accrued liabilities                                               2,479,000      3,872,000
 Current maturities of long-term debt (Note D)                       975,000        975,000
                                                                 -----------    -----------
Total current liabilities                                         11,551,000     16,134,000

Long-term debt (Note D)                                            4,798,000      1,016,000
Convertible subordinated debentures                                1,775,000      1,775,000
Deferred income taxes                                                256,000        311,000
Minority interests                                                   193,000        200,000

Commitments and contingencies                                            ---            ---

Shareholders' equity
 Preferred stock, no par value - shares authorized 2,000,000;
   none issued and outstanding                                           ---            ---
 Common stock, no par value - shares authorized 10,000,000;
   issued and outstanding shares 3,976,000                         3,932,000      3,465,000
Additional paid-in capital                                            92,000         92,000
Retained earnings                                                 20,722,000     19,094,000
Net unrealized loss on marketable equity securities                 (243,000)      (206,000)
Currency translation adjustments                                  (1,298,000)    (1,299,000)
                                                                 -----------    -----------
Total shareholders' equity                                        23,205,000     21,146,000
                                                                 -----------    -----------
Total liabilities and shareholders' equity                       $41,778,000    $40,582,000
                                                                 ===========    ===========




The accompanying notes are an integral part of these statements.

                           VIDEO DISPLAY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                       Quarter Ended August 31,   Six Months Ended August 31,
                                          1998         1997          1998          1997
                                      -----------  -----------   -----------   --------------

Net sales                             $13,762,000  $14,212,000   $28,801,000     $28,534,000

Cost of goods sold                      8,265,000    8,775,000    17,746,000      18,120,000
                                      -----------   ----------    ----------     -----------

     Gross profit                       5,497,000    5,437,000    11,055,000      10,414,000

Operating expenses:
  Selling and delivery                  1,121,000    1,030,000     2,262,000       2,228,000
  General and administrative            2,853,000    2,672,000     5,584,000       5,386,000
                                      -----------   ----------    ----------     -----------
                                        3,974,000    3,702,000     7,846,000       7,614,000

     Operating profit                   1,523,000    1,735,000     3,209,000       2,800,000

Other income (expense)
  Interest expense                       (214,000)    (317,000)     (444,000)       (668,000)
  Other, net                             (106,000)      20,000       (92,000)         16,000
                                      -----------   ----------    ----------     -----------
                                         (320,000)    (297,000)     (536,000)       (652,000)

     Income before minority interest    1,203,000    1,438,000     2,673,000       2,148,000

Minority interest expense (income)         (7,000)         ---        (8,000)          4,000
                                      -----------   ----------    ----------     -----------

  Income before income taxes            1,210,000    1,438,000     2,681,000       2,144,000

Income taxes                              479,000      552,000     1,054,000         746,000
                                      -----------   ----------    ----------     -----------

  Net Income                          $   731,000   $  886,000    $1,627,000     $ 1,398,000
                                      ===========   ==========    ==========     ===========

Basic earnings per share of common
  stock                               $      0.19   $     0.22    $     0.41     $      0.35
                                      ===========   ==========    ==========     ===========

Fully diluted earnings per share of
    common stock                      $      0.17   $     0.21    $     0.37     $      0.33
                                      ===========   ==========    ==========     ===========

Basic weighted average shares
    outstanding                         3,942,000    3,997,000     3,942,000       3,997,000
                                      ===========   ==========    ==========     ===========

Fully diluted weighted average shares
    outstanding                         4,479,000    4,438,000     4,479,000       4,438,000
                                      ===========   ==========    ==========     ===========

The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 28, 1998 and
                       the Six Months Ended August 31, 1998




                                                                                                     Net Unrealized
                                                                                                         Loss on
                                                                             Foreign                   Noncurrent
                                                                             Currency    Additional    Marketable
                                                   Common      Retained    Translation    Paid In        Equity
                                                   Stock       Earnings    Adjustments    Capital      Securities
                                                ------------  -----------  ------------  ----------  ---------------
Balance at February 28 1997                      $3,529,000   $15,553,000  $(1,311,000)     $92,000    $(120,000)
 Net income for the year                                ---     3,541,000          ---          ---          ---
 Currency translation adjustment                        ---           ---       12,000          ---          ---
 Repurchase of common stock                        (271,000)          ---          ---          ---          ---
 Conversion of debt to common stock                 150,000           ---          ---          ---          ---
 Issuance of common stock under stock
     option plan                                     57,000           ---          ---          ---          ---
 Unrealized loss on marketable equity
     securities                                         ---           ---          ---          ---      (86,000)
                                                 ----------   -----------  -----------   ----------    ---------

Balance at February 28, 1998                     $3,465,000   $19,094,000  $(1,299,000)     $92,000    $(206,000)

 Issuance of common stock under stock
     option plan                                     22,000           ---          ---          ---          ---
 Net income for quarter                                 ---     1,628,000          ---          ---          ---
 Currency translation adjustment                        ---           ---        1,000          ---          ---

 Repurchase of common stock                          (93,000)         ---          ---          ---          ---

 Issuance of stock in exchange for
    stock in equity investee                         93,000           ---          ---          ---          ---

  Issuance of stock in conjunction
    with acquisition of MII                         445,000           ---          ---          ---          ---
                                                 ----------   -----------  -----------   ----------    ---------

Balance at August 31, 1998                       $3,932,000   $20,722,000  $(1,298,000)     $92,000    $(243,000)
                                                 ==========   ===========  ===========   ==========    =========


                           Video Display Corporation
                            STATEMENTS OF CASH FLOWS
                      For the Six months ended August 31,



                                                           1998           1997
                                                       -------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    $    521,000   $   670,000

INVESTING ACTIVITIES
Purchase of property, plant and equipment                  (701,000)     (140,000)
Purchase of assets of Wintron, Inc.                        (400,000)          ---
Purchase of stock of MII                                    (50,000)
Increase in other assets                                   (174,000)      (21,000)
                                                       ------------   -----------
Net cash used in investing activities                    (1,325,000)     (161,000)

FINANCING ACTIVITIES
Proceeds from long-term debt and lines of credit         20,789,000     5,886,000
Proceeds from exercise of stock option                       22,000           ---
Repurchase of common stock                                  (93,000)          ---

Proceeds on note receivable                                  51,000        45,000
Payments on long-term debt and lines of credit          (20,365,000)   (6,605,000)
                                                       ------------   -----------
Net cash used in financing activities                       404,000      (674,000)

Effect of exchange rates on cash                                ---        58,000
                                                       ------------   -----------

Net increase in cash                                       (400,000)     (107,000)

Cash, beginning of period                                 2,598,000     1,043,000
                                                       ------------   -----------

Cash, end of period                                    $  2,198,000   $   936,000
                                                       ============   ===========

NONCASH TRANSACTIONS
Issuance of company stock for equity investment
  in Infodex                                           $     93,000   $      ---
Issuance of company stock in conjunction of
  investment in MII                                         446,000          ---
                                                       ------------   -----------
                                                       $    539,000   $      ---
                                                       ============   ===========

The accompanying notes are an integral part of these statements.

                           VIDEO DISPLAY CORPORATION
                            STATEMENTS OF CASH FLOWS
                      For the Six Months ended August 31,



                                                                    1998          1997
                                                                ------------  ------------
RECONCILIATION OF NET EARNINGS FROM CONTINUING
   OPERATIONS TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES

Net earnings from continuing operations                         $ 1,627,000   $   512,000

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
BY OPERATIONS:
Depreciation and amortization                                       808,000       424,000
Amortized interest on note receivable                               (18,000)       (9,000)
Decrease in allowance for doubtful accounts                          51,000        (3,000)

CHANGES IN OPERATING ASSETS AND LIABILITIES NET OF EFFECTS
FROM ACQUISITIONS:
Decrease in accounts receivable                                     382,000       613,000
(Increase) decrease in inventory                                 (1,345,000)      374,000
(Increase) decrease in prepaid expenses                             104,000      (207,000)
Increase (decrease) in accounts payable and accrued expenses     (1,080,000)   (1,039,000)
Increase (decrease) in minority interest                             (8,000)        5,000
                                                                -----------   -----------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS            $   521,000   $   670,000
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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of August 31, 1998 and the Consolidated Statement of earnings for the six months ended August 31, 1998 and 1997.


NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consist of:

                                             August 31,   February 28,
                                               1998          1998
                                            -----------  ------------

Raw materials                               $ 3,072,000   $ 2,925,000
Finished goods                               20,184,000    18,566,000
                                            -----------   -----------
                                            $23,256,000   $21,491,000
                                            ===========   ===========


NOTE C - ACQUISITIONS

In March 1998, the Company purchased the inventory and equipment of Wintron, Inc. for $400,000 cash.

In June 1998, the Company acquired Mengel Industries, Inc. for $50,000 cash and the issuance of 44,000 shares of the Company's common stock.

The following table summarized the unaudited pro forma consolidated results of operations of the Company, assuming the acquisitions had occurred at the beginning of the following fiscal period. The pro forma financial information is not necessarily indicative of what would have occurred had the acquisitions been made as of that date, nor is it indicative of future results of operations.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, amortization of the excess of the purchase price over the net assets acquired interest expense and income taxes.

                                                 Three months ended              Six months ended
                                                     August 31,                     August 31,
                                               1998          1997              1998           1997
                                           -----------    ------------      -----------   -------------
Net sales                                  $13,762,000     $15,027,000      $29,293,000    $30,094,000
Earnings from continuing operations          1,523,000       1,669,000        3,200,000      2,692,000
Net earnings                               $   731,000     $   824,000      $ 1,618,000    $ 1,306,000
                                           ===========     ===========      ===========    ===========
Basic earnings per share                   $      0.19     $      0.21      $      0.41    $      0.33
                                           ===========     ===========      ===========    ===========
Fully diluted earnings per share           $      0.17     $      0.19      $      0.36    $      0.29
                                           ===========     ===========      ===========    ===========


NOTE D - LONG-TERM DEBT

Long-term debt consisted of the following:

                                                               AUGUST 31,       February 28,
                                                                  1998              1998
                                                              -----------       ------------
Revolving credit facility.                                    $ 4,237,000               ---

Term loan facility.                                               773,000       $ 1,200,000

Mortgage payable to bank; monthly principal
  payments of $3,000 plus interest at 8.6%;
  collateralized by land and building with a
  net book value of $701,000 at August 31, 1998.                  250,000           271,000

Note payable to industrial development authority;
  monthly payment of $4,000 including interest at
  6.5%; collateralized by land and building with a
  net book value of $410,000 at August 31, 1998.                  131,000           149,000

Note payable to bank; monthly principal payments
  of $7,800 including interest at 8.25%; collateralized
  by computer equipment with a net book value of
  $586,000 at August 31, 1998.                                    354,000           329,000

Other                                                              28,000            42,000
                                                              -----------       -----------
                                                              $ 5,773,000       $ 1,991,000
Less current portion                                              975,000           975,000
                                                              -----------       -----------
                                                              $ 4,798,000       $ 1,016,000
                                                              ===========       ===========

                           Video Display Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E - LINES OF CREDIT

During early 1998, the Company refinanced its loan agreement ("Agreement") to provide for a $4,500,000 line of credit with its primary bank and $3,500,000 with a second bank secured by substantially all assets of the Company. In conjunction with this refinancing, the Company borrowed $2,800,000 from the CEO to pay down the original line of credit. The line of credit had a termination date of July 1, 1998. The line of credit bears interest at the bank's base rate (8.5% and 8.25% as of February 28, 1998 and 1997 respectively) plus 1/2%. A commitment fee of 1/2% is charged on the unused portion of the line of credit. Borrowings under the line of credit are limited by eligible accounts receivable and inventory, as defined. Total amount available under the lines of credit was approximately $257,000 and $2,521,000 as of August 31, 1998 and February 28, 1998. The outstanding balance on the line was $5,279,000 as of February 28, 1998. The Agreement contains affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth, cash flow coverage, and restricts dividend payments, capital expenditures and acquisitions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

Subsequent to February 28, 1998, the Company amended its line of credit with the primary bank to extend the termination date to July 1, 2000 and to lower the interest rate to a fixed rate of 7.25% per annum. The commitment fee of 1/2% on the unused portion was also eliminated. All other terms remained the same as the original line of credit. This amendment necessitates the reclassification of the revolver to long term debt. The Company does not anticipate problems renewing the line of credit with the secondary bank. Additionally, subsequent to February 28, 1998, the note payable to officer has been repaid.


NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

                                         AUGUST  31,  August 31,
                                            1998         1997
                                         -----------  ----------

Cash paid for:
Interest                                  $  444,000    $668,000
Income taxes, net of refunds              $2,913,000    $776,000


                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

   The following table sets forth, for the six months ended August 31, 1998 and 1997, the percentages which selected items in the Statements of Income bear to total revenues:

                               Fiscal Quarter            Six Months
                               Ended August 31,       Ended August 31,
                                1998    1997          1998      1997
                               ------  ------        ------   -------
Sales
 CRT and components             62.2%   59.3%         61.4%     57.0%
 Wholesale electronic parts     37.8    40.7          38.6      43.0
                               -----   -----         -----     -----
                               100.0%  100.0%        100.0%    100.0%

Cost and expenses
 Cost of goods sold             60.1%   61.7%         61.6%     63.5
 Selling and delivery            8.1     7.3           7.9       7.8
 General and administrative     20.7    18.8          19.4      18.9
                               -----   -----         -----     -----
                                88.9    87.8          88.9      90.2

Income from Operations          11.1    12.2          11.1       9.8

Interest expense                (1.6)   (2.2)         (1.5)     (2.3)
Other income (expense)          (0.7)    0.1          (0.3)      ---
                               -----   -----         -----     -----
Income before income taxes       8.8    10.1           9.3       7.5
Provision for income taxes       3.5     3.9           3.7%      2.6%
                               -----   -----         -----     -----

Net income                       5.3%    6.2%          5.6%      4.9%
                               =====   =====         =====     =====

Net Sales
---------

Consolidated net sales decreased $450,000 or 3.2% and increased $267,000 or 0.9% for the three and six months ended August 31, 1998 as compared to the same period one year ago. CRT division sales were up 1.6% or $137,000 and $1,420,000 or 8.7% for the three and six months ended August 31, 1998. The wholesale consumer electronic parts division sales decreased 10.1% or $587,000 and $1,153,000 or 9.4% for the same comparative periods.

The net increase in sales of the CRT division is primarily attributable to internal growth of the Company's newest divisions, MII and Wintron, which added $773,000 and $1,247,000 for the three and six months ended August 31, 1998. The remaining net increase in six month CRT sales and decreases in three month of CRT sales is a result of a slowing of demand in color TV tubes after the completion of filling backlogged requirements of one of the Company's major accounts.

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

Gross margins
-------------

Consolidated gross profit margins as a percentage of sales increased from 38.3% for the quarter ended August 31, 1997 to 39.9% for the quarter ended August 31, 1998. Gross margins were 38.4% versus 36.5% for the same comparative six month period. The overall increases in margins can be attributed to increases of bulk purchases of primarily television CRTs at reduced prices being sold in the current period and higher plant utilization whereby increases in volume did not correspondingly increase overhead rates. Additionally, revisions in product mix increase margins as well.

Operating expenses
------------------

Selling and general and administrative expenses increased slightly in dollar amounts and in percentage of sales in the comparative three and six months ended August 31, 1998 and 1997 from 26.1% to 28.8% and 26.7% to 27.3%. The increase is due primarily to the additions of SG&A of the newest locations of Wintron and MII. These additions added $229,000 and $305,000 for the comparative three and six month periods.

The Company continues to seek ways to reduce operating expenses.

Interest expense
----------------

Interest expense decreased $103,000 for the three months and $224,000 for the six months ended August 31, 1998 compared to the same periods a year ago. Interest rates were lowered to 7.25% on the Company's primary credit facility. Additionally, principal amounts outstanding have been lowered.

Income taxes
------------

The Company's effective tax rate for the second quarter of fiscal 1998 was 39.5% as compared to 38.3% for the same period a year ago. The difference in the effective tax rate is attributable to the utilization of the tax loss carry forward at the Mexican facility in previous quarters.

Liquidity and capital resources
-------------------------------

The Company's working capital was $21,590,000 at August 31, 1998 as compared to $16,441,000 at February 28, 1998. The increase includes a reclassification of the Company's revolving credit facility from short term to long term due to the amendment extending the note until July 31, 1000. Also included in the increase is net assets acquired during the first half of the current year which added $789,000 to working capital.

                                    PART II


Item 1.  Legal Proceedings

         No new legal proceedings or material changes in existing litigation occurred during the quarter ending August 31, 1998.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the six months ended August 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.




                                       VIDEO DISPLAY CORPORATION


October 14, 1998                    By: /s/ Ronald D. Ordway
                                       ----------------------------------
                                       Ronald D. Ordway
                                       Chief Executive Officer



                                    By: /s/ Carol D. Franklin
                                       ----------------------------------
                                       Carol D. Franklin
                                       Chief Financial Officer and Secretary