Form 10-Q
period 1998-11-30
VIDEO DISPLAY CORP
filed 1999-01-15
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended NOVEMBER  30, 1998              Commission File Number 0-13394



                           VIDEO DISPLAY CORPORATION
            (Exact name of registrant as specified on its charter)


        GEORGIA                                      58-1217564
(State or other jurisdiction of                   (I.R.S.Employer
 incorporation or organization)                   Identification No.)


             1868 TUCKER INDUSTRIAL DRIVE, TUCKER, GEORGIA  30084
                   (Address of principal executive offices)


Registrant's telephone number including area code:          770-938-2080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                 Yes       X                       No   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


         Class                                 Outstanding at November 30, 1998
--------------------------                     --------------------------------
Common Stock, No Par Value                                 3,913,112

                           VIDEO DISPLAY CORPORATION

                                     INDEX

                                                                                          Page
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements (unaudited)

             Consolidated balance sheets - November 30, 1998 and
               February 28, 1998                                                           3-4

             Consolidated statements of operations -
              Fiscal quarter and nine months ended November 30, 1998 and 1997                5

             Consolidated statements of shareholders' equity -
              Twelve months ended February 28, 1998 and the nine months
              ended November 30, 1998                                                        6
             Consolidated statements of cash flows - Nine months
              ended November 30, 1998 and 1997                                             7-8

             Notes to consolidated financial statements -
              November 30, 1998                                                           9-11

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                  12-15



PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings                                                       16
           Item 2.  Changes is Securities                                                   16
           Item 3.  Defaults upon its Senior Securities                                     16
           Item 4.  Submission of Matters to a Vote of Security Holders                     16
           Item 5.  Other Information                                                       16
           Item 6.  Exhibits and reports on Form 8-K                                        16

SIGNATURES

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                                                  November 30,        February 28,
                                                                                     1998                1998

                                                                                   UNAUDITED            (NOTE  A)
                                                                                  ------------       --------------
ASSETS
Current assets:
   Cash and cash equivalents (including restricted cash
        of  $34,000)                                                              $  3,035,000        $  2,598,000
   Notes and accounts receivable, less allowance for
      possible losses of $511,000 and $370,000                                       9,775,000           6,776,000
   Inventories   (Note B)                                                           27,320,000          21,491,000
   Prepaid expenses   and deferred income taxes                                      1,804,000           1,710,000
                                                                                 -------------        ------------
Total current assets                                                                41,934,000          32,575,000

Property, plant and equipment:
   Land                                                                                545,000             435,000
   Buildings                                                                         4,197,000           3,449,000
   Machinery and equipment                                                          18,445,000          14,605,000
                                                                                 -------------        ------------
                                                                                    23,187,000          18,489,000
Accumulated depreciation and amortization                                          (17,293,000)        (13,776,000)
                                                                                 -------------        ------------
                                                                                     5,894,000           4,713,000

Excess of cost over net assets acquired, net of
   accumulated amortization of $1,422,000 and
   $1,207,000                                                                        2,036,000           1,832,000

Other assets                                                                         1,843,000           1,462,000
                                                                                 -------------        ------------

Total assets                                                                      $ 51,707,000         $40,582,000
                                                                                 =============        ============

The accompanying notes are an integral part of these statements.

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 NOVEMBER 30,   February 28,
                                                                     1998           1998
                                                                   UNAUDITED      (NOTE A)
                                                                 -------------  -------------
Liabilities and Shareholders' Equity
Current liabilities:
 Lines of credit (Note D)                                           3,499,000    $ 5,279,000
 Notes payable to officers and shareholders (Note D)                2,500,000      2,900,000
 Accounts payable                                                   4,577,000      3,108,000
 Accrued liabilities                                                2,781,000      3,872,000
 Current maturities of long-term debt (Note D)                        975,000        975,000
                                                                  -----------    -----------
Total current liabilities                                          14,332,000     16,134,000

Long-term debt (Note D)                                            11,819,000      1,016,000
Subordinated debentures                                             1,775,000      1,775,000
Deferred income taxes                                                 311,000        311,000
Minority interests                                                    188,000        200,000

Commitments and contingencies                                             ---            ---

Shareholders' equity
 Preferred stock, no par value - shares authorized 2,000,000;
   none issued and outstanding                                            ---            ---
 Common stock, no par value - shares authorized 10,000,000;
   issued and outstanding shares 3,913,000                          3,517,000      3,465,000
Additional paid-in capital                                             92,000         92,000
Retained earnings                                                  21,202,000     19,094,000
Net unrealized loss on marketable equity securities                  (238,000)      (206,000)
Currency translation adjustments                                   (1,291,000)    (1,299,000)
                                                                  -----------    -----------
Total shareholders' equity                                         23,282,000     21,146,000
                                                                  -----------    -----------
Total liabilities and shareholders' equity                        $51,707,000    $40,582,000
                                                                  ===========    ===========

The accompanying notes are an integral part of these statements.

                           VIDEO DISPLAY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                   Quarter Ended November 30,    Nine Months Ended November 30,
                                                      1998           1997            1998             1997
                                                  -------------  -------------  ---------------  ---------------
Net sales                                          $13,859,000    $14,185,000      $42,660,000      $42,719,000

Cost of goods sold                                   9,094,000      8,622,000       26,840,000       26,742,000
                                                   -----------    -----------      -----------      -----------

     Gross profit                                    4,765,000      5,563,000       15,820,000       15,977,000

Operating expenses:
  Selling and delivery                               1,091,000        990,000        3,353,000        3,218,000
  General and administrative                         2,827,000      2,476,000        8,411,000        7,862,000
                                                   -----------    -----------      -----------      -----------
                                                     3,918,000      3,466,000       11,764,000       11,080,000

     Operating profit                                  847,000      2,097,000        4,056,000        4,897,000

Other income (expense)
  Interest expense                                    (242,000)      (329,000)        (686,000)        (997,000)
  Other, net                                           147,000         12,000           55,000           28,000
                                                   -----------    -----------      -----------      -----------
                                                      ( 95,000)      (317,000)        (631,000)        (969,000)

     Income before minority interest                   752,000      1,780,000        3,425,000        3,928,000

Minority interest expense (income)                      (5,000)        (1,000)         (13,000)           5,000
                                                   -----------    -----------      -----------      -----------
  Income before income taxes                           757,000      1,779,000        3,438,000        3,923,000

Income taxes                                           276,000        705,000        1,330,000        1,451,000
                                                   -----------    -----------      -----------     ------------

  Net Income                                       $   481,000    $ 1,074,000      $ 2,108,000     $  2,472,000
                                                   ===========    ===========      ===========     ============

Basic earnings per share of common stock           $      0.12    $      0.27      $      0.54     $       0.61
                                                   ===========    ===========      ===========     ============

Fully diluted earnings per share of common stock   $      0.11    $      0.25      $      0.49     $       0.58
                                                   ===========    ===========      ===========     ============

Basic weighted average shares outstanding            3,940,000      4,026,000        3,940,000        4,026,000
                                                   ===========    ===========      ===========     ============

Fully diluted weighted average shares
  outstanding                                        4,427,000      4,418,000        4,427,000        4,438,000
                                                   ===========    ===========      ===========     ============

The accompanying notes are an integral part of these statements.

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 28, 1998 and
                    the Nine Months Ended November 30, 1998

                                                                                                     Net Unrealized
                                                                                                         Loss on
                                                                             Foreign                   Noncurrent
                                                                             Currency    Additional    Marketable
                                                   Common      Retained    Translation    Paid In        Equity
                                                   Stock       Earnings    Adjustments    Capital      Securities
                                                ------------  -----------  ------------  ----------  ---------------
Balance at February 29, 1997                     $3,529,000   $15,553,000  $(1,311,000)     $92,000       $(120,000)
   Net income for year                                  ---     3,541,000          ---          ---             ---
  Currency translation adjustment                       ---           ---       12,000          ---             ---
   Issuance of 30,000 shares of common stock
     in  conjunction with conversion  of
     subordinated debenture                         150,000           ---          ---          ---             ---
  Repurchase of common stock                       (271,000)          ---          ---          ---             ---
  Issuance of 5,000 shares of common stock
     in conjunction with exercise of stock           57,000           ---          ---          ---             ---
      option
  Unrealized loss on marketable equity
     securities                                         ---           ---          ---          ---         (86,000)
                                                 ----------   -----------  -----------   ----------  --------------

Balance at February 28, 1998                     $3,465,000   $19,094,000  $(1,299,000)     $92,000       $(206,000)

   Net income for period                                ---     2,108,000        8,000          ---             ---
   Currency translation adjustment                      ---           ---          ---          ---         (32,000)
  Repurchase of common stock                       (509,000)          ---          ---          ---             ---
  Issuance of stock in exchange for stock in
     equity investee                                 93,000           ---          ---          ---             ---
  Unrealized loss on marketable equity
     securities                                         ---           ---          ---          ---             ---
  Issuance of stock in conjunction with
     Acquisition of MII                             445,000           ---          ---          ---             ---
  Issuance of stock under stock option plan          23,000           ---          ---          ---             ---
                                                 ----------   -----------  -----------   ----------  --------------

Balance at November 30, 1998                     $3,517,000   $21,202,000  $(1,291,000)     $92,000       $(238,000)
                                                 ==========   ===========  ===========   ==========  ==============

                           Video Display Corporation
                            STATEMENTS OF CASH FLOWS
                     For the Nine Months ended November 30,

                                                                     1998           1997
                                                                 -------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $  1,045,000   $  4,529,000

INVESTING ACTIVITIES
Purchase of property, plant and equipment                          (1,486,000)      (441,000)
Purchase of assets of Wintron, Inc.                                  (400,000)           ---
Purchase of stock of MII                                              (50,000)           ---
Purchase of Aydin Corporation assets                               (6,438,000)           ---
Purchase of investment                                                 (4,000)      (444,000)
Increase in other assets                                             (374,000)       (34,000)
                                                                 ------------   ------------
Net cash used in investing activities                              (8,752,000)      (919,000)

FINANCING ACTIVITIES
Proceeds from long-term debt, lines of credit and notes            36,934,000     18,235,000
Proceeds from exercise of stock option                                 22,000         14,000
Repurchase of common stock                                           (509,000)           ---
Proceeds on note receivable                                            77,000         90,000
Payments on long-term debt and lines of credit                    (28,384,000)   (20,929,000)
                                                                 ------------   ------------
Net cash provided by (used in) financing activities                 8,140,000     (2,590,000)

Effect of exchange rates on cash                                        8,000        283,000
                                                                 ------------   ------------

Net increase in cash                                                  441,000      1,303,000

Cash, beginning of period                                          2, 598,000        984,000
                                                                 ------------   ------------

Cash, end of period                                              $  3,039,000   $  2,287,000
                                                                 ============   ============

NONCASH TRANSACTIONS
Issuance of company stock for equity investment in Infodex       $     93,000            ---
Issuance of company stock in conjunction of investment in MII         446,000            ---
                                                                 ------------
                                                                 $    539,000
                                                                 ============


The accompanying notes are an integral part of these statements.

                           VIDEO DISPLAY CORPORATION
                           STATEMENTS OF CASH FLOWS
                    For the Nine Months ended November 30,

                                                                  1998          1997
                                                                  ----          ----
RECONCILIATION OF NET EARNINGS FROM CONTINUING
   OPERATIONS TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES

Net earnings from continuing operations                       $ 2,108,000    $2,472,000

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED
BY OPERATIONS:
Depreciation and amortization                                   1,048,000     1,242,000
Amortized interest on note receivable                             (27,000)      (24,000)
Increase in allowance for doubtful accounts                        61,000        74,000
Loss in equity earnings of investee                                 5,000           ---

CHANGES IN OPERATING ASSETS AND LIABILITIES NET OF EFFECTS
FROM ACQUISITIONS:
Decrease in accounts receivable                                   475,000       514,000
(Increase) decrease in inventory                               (1,726,000)      665,000
Decrease in prepaid expenses                                       60,000        30,000
Decrease in accounts payable and accrued expenses                (947,000)     (452,000)
Increase (decrease) in minority interest                          (12,000)        8,000
                                                              -----------    ----------

NET CASH PROVIDED BY CONTINUING OPERATIONS                    $ 1,045,000    $4,529,000
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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of November 30, 1998 and the Consolidated Statement of income for the nine months ended November 30, 1998 and 1997.

NOTE B - INVENTORIES

Inventories are stated at the lower of  cost (first in, first out) or market.

Inventories consist of:
                                         NOVEMBER 30,  February 28,
                                             1998          1998
                                             ----          ----
Raw materials                             $ 5,588,000   $ 2,925,000
Finished goods                             21,732,000    18,566,000
                                          -----------   -----------
                                          $27,320,000   $21,491,000
                                          ===========   ===========

NOTE C - ACQUISITIONS

In March 1998, the Company purchased the inventory and equipment of Wintron, Inc, for $400,000 cash.

In June 1998, the Company Mengel Industries, Inc. for $50,000 cash and the issuance of 44,000 shares of the Company's common stock.

In November 1998, the Company acquired the assets and assumed certain liabilities of the USA and UK Display Divisions of Aydin Corporation, headquartered in Horsham, Pennsylvania. The assets acquired consist of trade receivables, inventory, fixed assets and prepaid expenses. The liabilities assumed were trade payables and accrued liabilities. The aggregate consideration consists of $6,438,000 in cash, which was funded through debt with the Company's primary lender, and assumption of liabilities of $1,194,000 for a total purchase price of $7,632,000.

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                                                         Three months ended             Nine months ended
                                                            November 30,                   November 30,
                                                      1998             1997             1998         1997
                                                      ----             ----             ---          ----
Net sales                                         $17,732,000       $19,053,000     $53,080,000    $58,708,000
Earnings from continuing operations               $   251,000       $ 1,730,000     $   218,000    $31,210,000
Net earnings (loss)                               $  (115,000)      $   729,000     $(1,730,000)   $   727,000
Basic earnings (loss) per share                   $     (0.03)      $      0.18     $     (0.44)   $      0.18
Fully diluted earnings (loss) per
 share                                            $     (0.03)      $      0.17     $     (0.39)   $      0.16

NOTE D - LONG-TERM DEBT
Long-term debt consisted of the following:                                 NOVEMBER 30,          February 28,
                                                                              1998                  1998
                                                                              ----                  ----
Revolving credit facility                                                  3,907,000             $      ---

Term loan facility                                                         7,500,000                    ---

Term loan facility                                                           667,000               1,200,000

Mortgage payable to bank; monthly principal payments of
 $3,000 plus interest at 8.6%; collateralized by land and
 building with a net book value of $683,000 at
 November 30, 1998.                                                          242,000                 271,000

Note payable to industrial development authority;
 monthly payment of $4,000 including interest at 6.5%;
 collateralized by land and building with a net book
 value of $395,000 at November 30, 1998                                      121,000                 149,000

Note payable to bank; monthly principal payments
 of $7,800 including interest at 8.25%; collateralized
 by computer equipment with a net book value of
 $559,000 at November 30, 1998.                                              330,000                 329,000

Other                                                                         27,000                  42,000
                                                                        ------------            ------------
                                                                        $ 12,794,000            $  1,991,000
Less current portion                                                         975,000                 975,000
                                                                        ------------            ------------
                                                                        $ 11,819,000            $  1,016,000
                                                                        ============            ============

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE E - LINES OF CREDIT

During early 1998, the Company refinanced its loan agreement ("Agreement") to provide for a $4,500,000 line of credit with its primary bank and $3,500,000 with a second bank secured by substantially all assets of the Company. In conjunction with this refinancing, the Company borrowed $2,800,000 from the CEO to pay down the original line of credit. The lines of credit had a termination date of July 1, 1998. The lines of credit bear interest at the bank's base rate (7.75% and 8.5% as of November 30, 1998 and February 28, 1998 respectively) plus 1/2% and a commitment fee of 1/2% is charged on the unused portion of the line of credit.

Subsequent to February 28, 1998, the Company amended its line of credit with the primary bank to extend the termination date to July 1, 2000 (therefore reclassifying the line to long term debt) and to lower the interest rate to a fixed rate of 7.25% per annum. The commitment fee of 1/2% on the unused portion was also eliminated. All other terms remained the same as the original line of credit. The line with the second bank was also extended to July 31, 1999 but the interest and all other terms of that agreement remained the same.
Borrowings under the lines of credit are limited by eligible accounts receivable and inventory, as defined.

Total amounts available under the lines of credit were approximately $838,000 and $2,521,000 as of November 31, 1998 and February 28, 1998. The outstanding balance on the line was $3,907,000 with the primary bank and $3,499,000 with the second bank as of November 30, 1998 and $1,780,000 with the primary bank and $3,499,000 with the second bank as of February 28, 1998.

The Agreements contain affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth, cash flow coverage, and restricts dividend payments, capital expenditures and acquisitions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

During fiscal 1999 the Company has repaid $400,000 on its note payable to the CEO of the Company.

In November 1998, the Company entered into an agreement with its primary bank to borrow $7,500,000 for the purpose of purchasing the assets of the US and UK divisions of Aydin Corporation. The facility has a maturity date of November 2005 and an interest rate based on a spread over LIBOR which equates to approximately 7 1/2%. The principal is to be repaid in quarterly installments commencing one year from the loan closing date. Interest is payable monthly.

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

                                        NOVEMBER 30,        November 30,
                                            1998                1997
                                        ------------        ------------
Cash paid for:
Interest                                  $  242,000          $  686,000
Income taxes, net of refunds              $3,140,000          $1,567,000

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

   The following table sets forth, for the nine months ended November 30, 1998 and 1997, the percentages which selected items in the Statements of Income bear to total revenues:

                                  Fiscal Quarter             Nine Months
                                Ended November 30,    Ended November 30,
                                 1998       1997      1998       1997
                               ---------  ---------  ------  ------------
Sales
 CRT and components                61.7%      60.8%   61.5%         58.3%
 Wholesale electronic parts        38.3       39.2    38.5          41.7
                                  -----      -----   -----         -----
                                  100.0%     100.0%  100.0%        100.0%
Cost and expenses
 Cost of goods sold                65.6%      60.8%   62.9%         62.6
 Selling and delivery               7.9        7.0     7.9           7.5
 General and administrative        20.4       17.5    19.7          18.4
                                  -----      -----   -----         -----
                                   93.9       85.3    90.5          88.5

Income from Operations              6.1       14.7     9.5          11.5

Interest expense                   (1.7)      (2.4)   (1.6)         (2.3)
Other income (expense)              1.1        0.1    0 .1           0.1
                                  -----      -----   -----         -----

Income before income taxes          5.5       12.4     8.0           9.3
Provision  for income taxes         2.0        5.0     3.1           3.4
                                  -----      -----   -----         -----

Net income                          3.5%       7.4%    4.9%          5.9%
                                  =====      =====   =====         =====

Net Sales
---------

Consolidated net sales decreased $326,000 or 2.3% and $59,000 or 0.1% for the three months and nine months ended November 30, 1998 as compared to the same period one year ago. CRT sales decreased $73,000 or 0.1% for the three months and increased $1,331,000 or 5.3% for the nine months comparative periods ended November 30, 1998. The wholesale parts sales decreased $253,000 or 4.6% and $1,389,000 or 7.8% for the same comparative periods.

The net increase in sales of the CRT division in the nine month period ended November 30, 1998 is primarily attributable to internal growth of the Company's newest divisions, Wintron, MII and VDC-Netherlands which added $795,000 and $2,042,000 for the three and nine months ended November 30, 1998. These increases for the three and nine months ended November 30, 1998 were offset by declines of $868,000 and $711,000 in net sales in several of the segments of the CRT division including data display, projection and television and monitor CRT sales.

The net decrease in sales of the wholesale electronic parts division is primarily attributed to decreases in sales to major electronic distributors. These decreases were offset by increases in fire safety and sales to retail consumers.

Gross margins
-------------

Consolidated gross profit margins as a percentage of sales was 37.1% for the nine month period ended November 30, 1998 as compared to 37.4% at November 30, 1997. The gross margins for the comparative quarter decreased from 39.2% to 34.4% for the comparative period ended November 30, 1998.

Operating expenses
------------------

Selling and general and administrative expenses increased in the three and nine months November 30, 1998 as compared to the same periods a year ago. As a percentage of sales the expenses increased from 24.5% of net sales to 28.3% and from 25.9% of net sales to 27.6% for the three and nine month comparative periods. Included in the increases were operating expenses of the recent acquisitions that were not in the same comparative periods one year ago. Additionally, expenses related to the start up of a new subsidiary in the Netherlands as well as other expenses incurred in conjunction with the acquisitions are reflected in the operating expense increases.

Interest expense
----------------

Interest expense decreased $87,000 for the three months and $311,000 for the nine months ended November 30, 1998 compared to the same periods a year ago. Although overall debt increased from $10,170,000 to $18,793,000; $7,500,000 was not borrowed until the Aydin acquisition in mid-November 1998 and therefore has no interest expense contribution during the comparative periods. Additionally the interest rate on the original line with the primary bank was renegotiated to 7 1/2% down from 8 3/4%.

Income taxes
------------

The Company's effective tax rate for the three and nine months ended November 30, 1998 was 36.4% versus 39.6% and 38.6% versus 37% for the same periods a year ago. The difference in the effective tax rate is attributable to the differences in the ratio of earnings of the Company's foreign subsidiary as compared to the same period a year ago. The foreign subsidiary has a tax loss
carry forward which is applicable to these earnings.   The tax loss carry
forward was been utilized in the first quarter of fiscal 1999 and future earnings by the Mexican subsidiary will impact the effective tax rate.

Foreign Currency Translation
----------------------------

The Company's Mexican subsidiary reports on the basis of the functional currency as being the US dollar. Any exchange gains or losses due to the actual exchange of pesos and US dollars is currently reflected in the Company's income statement. There were no significant gains or losses for the current fiscal year.

Liquidity and capital resources
-------------------------------

The Company's working capital was $27,602,000 at November 30, 1998 as compared to $16,441,000 at February 28, 1998. The increase in working capital includes increases of $7,558,000 due to the acquisitions during fiscal 1999.

Capital expenditures for fiscal 1999 include costs of expansion. The Company is constructing a facility in Phelps, NY and has purchased additional land in Birdsboro, PA and in Bossier City, LA. As of November 1998, $600,000 has been spent on expansion and an additional $600,000 is estimated to be spent by fiscal year end. Other capital outlays include approximately $150,000 in computer equipment and software.

The Company has lines of credit and term loan facilities. The lines are used as necessary to fund current operations. In the third quarter the Company entered into an additional borrowing agreement for the acquisition of the assets of the Display's Division of Aydin Corporation. In addition to the $6,483,000 paid for the Aydin Display Division assets, the Company paid $400,000 for its acquisition of Wintron assets, and $50,000 for its acquisition of MII.

The Company will continue to look for opportunities for investment in companies with products that enhance the Company's existing products and customer base.

During fiscal year 1999, the Company has paid $509,000 to repurchase shares of its own stock. The buy back program was approved by the Board and as the market price dictates and funds are available shares are repurchased.

As in the prior year, the Company is negotiating or bidding on sales contracts for additional revenues which could impact its working capital requirements.
The intent is to finance short term requirements through existing bank borrowing relationships; however, longer term sources of more permanent capital may be required if certain larger contracts are awarded to the Company.


Year 2000 Disclosure
--------------------

The "Year 2000" issue arose as a result of computer programs that use only the last two digits, rather than four, to refer to a year. Therefore, if not corrected, many computer applications could fail or produce erroneous information.

As a result of this issue, the Company has taken steps to assess at Corporate as well as subsidiary and branch locations, all existing hardware and software applications, computerized or date encoded production equipment and other non-technological systems including but not limited to heating and air conditioning systems, telephone, voice mail and security systems. The Company has also surveyed critical suppliers and is in the process of surveying critical customers.

The assessment stage has been completed within the Company and a determination of non compliant systems has been made. At this point all hardware and software has been categorized as critical or noncritical. All critical hardware and operating systems are compliant, on order, or are up for board approval for replacement (as is the case for our newest acquisitions in November 1998 and our Fox subsidiary). All non critical hardware and software will be phased out or replaced by July 1, 1999. Nontechnological systems are compliant with the exception of certain voice mail systems which will be compliant by April 1999.

The costs to be incurred by the Company for the upgrades of hardware and software are estimated to be $345,000 of which $150,000 will be incurred in fiscal 1998 and the balance in fiscal 1999. Other time for the labor and management of the project are not tracked separately, but are not estimated to be material to the profits for the year. A part of these projected costs would have been incurred regardless of the Year 2000 issue as a part of normal technological enhancements.

The Company's risks associated with the Year 2000 issue and any potential impact on future earnings may be affected by our customers' and suppliers' readiness to meet Year 2000 requirements. The Company has surveyed its critical vendors and while the responses are still being tallied, it does not appear that there are any significant Year 2000 issues with these parties. We are still polling our major customers and will assess those responses by April 1, 1999 though the Company does not anticipate significant Year 2000 issues with our customers. Based on the assessments completed this far, the Company expects that should any of our suppliers and vendors fail to meet Year 2000 requirements, the financial impact and any resulting liabilities would be minimal. While the Company expects to be completely compliant by July 1, 1999, it is still in the development states of its contingency plans should it fail to meet its requirements.

Forward-looking Information
---------------------------

This report contains forward-looking statements and information that is based on management's beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words "anticipate", "believe", "estimate", "intends", "will", and "expect" and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions, rapid or unexpected technological changes, product development, inventory risks due to shifts in product demand, competition, domestic and foreign government relations, fluctuations in foreign exchange rates, rising costs for components or unavailability of components, the timing of orders booked, lender relationships and the risk factors listing from time to time in the Company's reports filed with the Commission.

Impact of Inflation
-------------------

Inflation has not had a material effect on the Company's results of operations to date except for that discussed in the foreign currency section above.

                                    PART II


Item 1.   Legal Proceedings

          No new legal proceedings or material changes in existing litigation occurred during the quarter ending November 30, 1998.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other information

          None

Item 6.   Exhibits and Reports on Form 8-K

          The Company filed a report on Form 8-K on December 2, 1998 regarding the Aydin Displays acquisition. An amended Form 8-K is anticipated for filing at the end of January 1999 when audited proforma information will be included on the acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                  VIDEO DISPLAY CORPORATION


January 15, 1999              By:  /s/ Ronald D. Ordway
                                   ---------------------
                                   Ronald D. Ordway
                                   Chief Executive Officer



                              By:  /s/ Carol D. Franklin
                                   ---------------------
                                   Carol D. Franklin
                                   Chief Financial Officer and Secretary