Form 10-K405
period 1999-02-28
VIDEO DISPLAY CORP
filed 1999-06-02
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20552

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      Commission file number
February 28, 1999                                    0-13394

                           VIDEO DISPLAY CORPORATION
            (Exact name of registrant as specified in its charter)

Georgia                                               58-1217564
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

              1868 Tucker Industrial Drive, Tucker, Georgia 30084
             (address of principal executive offices and zip code)

Registrant's telephone number, including area code:          (770) 938-2080

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at May 19, 1999 is $10,714,885.

The number of shares outstanding of the registrant's Common Stock as of May 19, 1999 is 3,920,027.

                  DOCUMENTS INCORPORATED BY REFERENCE HEREIN

Certain exhibits which were filed with the Securities and Exchange Commission as part of the registrant's Registration Statement on Form S-18 (Commission File No. 2-94626-A) are incorporated by reference into Part IV.

Portions of the proxy statement for the annual 1999 shareholders meeting are incorporated by reference into Part III.

                                    PART I

ITEM 1.   BUSINESS

General

Video Display Corporation (the "Company") principally manufactures and distributes cathode ray tubes ("CRTs") in the worldwide replacement market for use in television sets and data display screens for medical, military and industrial monitoring systems as well as manufacturing and distributing electron optic parts which are significant components in new and recycled CRTs and monitors. The Company also manufactures low and high-end monochrome and color CRT and AMLCD monitor displays for use in specialty high performance and ruggedized applications. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. The Company's operations are principally located in the US; however, the Company does have subsidiary operations located in Mexico, the UK and the Netherlands.


Description of Principal Business

Video Display Corporation was incorporated in the State of Connecticut in 1975, and through a tax free reorganization became a Georgia corporation in 1984. The Company began its operations as a single recycling plant in Stone Mountain, Georgia providing replacement CRTs for color and black/white television sets. Beginning in 1983, with the growth of the computer industry, the Company expanded to meet the needs of the replacement market for computer monitors and other data display screens. To accomplish this objective, the Company acquired production equipment and customers from other smaller CRT remanufacturers. In fiscal 1993, the Company, through its Mexican subsidiary Video Electronics S.A. de C.V. ("Video Electronics"), obtained the CSA (Canadian Standards Association) and UL (Underwriters Laboratory) safety approvals for its recycled products.
The Company and its plants in Louisiana, Pennsylvania, Georgia, Texas, New York, Massachusetts and Monterrey, Mexico combine to form a national CRT-OEM (original equipment manufacturer) manufacturing and distribution network with recycling capabilities and years of OEM production experience.

In November 1998, the Company acquired the assets and assumed certain liabilities of the U.S. and U.K. Display Divisions of Aydin Corporation ("Aydin"). Aydin offers a complete line of high-resolution commercial and ruggedized CRT monitors, AMLCD flat panel displays and monitors used by the public and private sector industries including medical diagnostic or treatment centers, utility and financial companies, and the military industry. In late February 1999, the Company purchased the net assets of MegaScan Corporation ("MegaScan") which offers a complete line of high-resolution monochrome CRT monitors to the medical display industry.

During June 1998, the Company acquired 100% of the outstanding common stock of Mengel Industries, Inc. ("MII") located in Sanatoga, Pennsylvania. MII supplies independent, OEM and hospital service personnel with CRTs, camera tubes and other components for medical imaging within the healthcare industry.

In March 1998, the Company acquired the net assets of Wintron, Inc. ("Wintron"). Wintron manufactures high quality custom designed deflection components, high voltage power supplies, coils and flyback transformers and other CRT drive circuitry for airborne, commercial and military applications.

In fiscal 1996, the Company acquired the assets and assumed certain of the liabilities of Teltron Technologies, Inc. ("Teltron") and the stock of Z-Axis, Inc. ("Z-Axis"). Teltron is involved in the development and production of new and recycled camera and cathode ray tubes and special purpose sensors.
Teltron's products are used in camera tube applications including nuclear inspection, UV sensing, x-ray and astronomy; military applications including avionics instrument displays, marine radar displays, helmet mounted displays, vehicular displays, and target monitoring image tubes; and in cathode ray tube applications including OEM displays, flying spot scanners, photo typesetting and electrostatic deflection tube applications. Z-Axis is involved in the design and production of color and monochrome video display monitors. Z-Axis' monitors are used in industrial control, medical instruments, test equipment, visual aid devices, on-board tracking systems, point-of-sale terminals and naval tactical displays.

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

In the late 1980's, the Company entered the market of wholesale distribution of consumer electronic parts and consumer products and accessories with the acquisitions of Fox International Ltd., Inc. ("Fox") of Cleveland, Ohio and Vanco International, Inc. of Chicago, Illinois. Fox later added locations in Chicago, Illinois; Dallas, Texas; Setauket, New York and Orlando, Florida (New York and Florida subsequently closed) by acquiring assets and existing leases of operating distributors. Upon acquiring these locations, Fox increased the total inventory lines and implemented the Company's operating policies so that all locations of Fox operate on a similar basis. Fox is involved in the wholesale distribution of consumer electronic parts for most major U.S. and foreign electronic manufacturers.

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

Industry Segments

This information is provided in the notes to consolidated financial statements,
Note 11, Page F-19.

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

The Company's CRT operations are conducted at its facilities near Atlanta, Georgia, and at facilities located in White Mills, Pennsylvania (Chroma); Bossier City, Louisiana (Novatron); Monterrey, Mexico (Video Electronics); Dallas, Texas (Magna View); Warwickshire, England (VDC, Ltd.); and Amsterdam, Netherlands (VDC-Netherlands). At each North American facility, the Company manufactures new or recycles CRTs to meet original specifications. European locations are sales and distribution facilities only.

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

The Company also distributes new CRTs and other electronic tubes purchased from original manufacturers, both domestic and international. Some of these manufacturers offer large quantities of overstocked original manufactured tubes from time to time at significant price reductions. The Company acquires these tubes when the existing replacement market demonstrates adequate future demand and the purchase price allows a reasonable profit for the risk. However, these purchased inventories sometimes do not turn as quickly as other inventories. In fiscal 1999, distribution of new CRTs purchased from domestic and foreign manufacturers accounted for approximately seventy percent (70%) of the Company's data display CRT sales.

The Company markets its products through approximately 250 independent wholesale electronics distributors located throughout the U.S. and sells directly to original equipment manufacturers and their service organizations. The Company also supplies, under private-brand labeling, many of the replacement tubes marketed by several national brand name television set manufacturers.

In late fiscal 1996, the Company obtained a contract from a prime contractor with the United States government to provide CRT assemblies for the AWACS military aircraft. Through February 28, 1999, the Company recognized $1.5 million in revenues under this contract, which is essentially complete.

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

With its most recent acquisitions, the Company has begun to position itself to compete in the design and manufacture of complete monitor units for use in the healthcare, military and industrial sectors.

The Company's monitor operations are conducted at Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Teltron); Horsham, Pennsylvania (Aydin); Sanatoga, Pennsylvania (MII); and Billerica, Massachusetts (MegaScan).

The Company's monitor segment involves the design, engineering and manufacture of a complete monochrome or color monitor unit using new CRTs or flat panel displays. The Company will customize these monitors for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company's flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.

Electron Guns and Components

The Company, through its electron gun manufacturing subsidiaries Southwest and Apex, manufacture electron gun assemblies comprised of small metal and ceramic parts in a glass housing. The assembly process is highly labor intensive.
While the particular electron guns being sold are of the Company's own design, most are replacements for electron guns previously designed for original equipment CRTs used in television sets and computer monitors. Therefore, the total amount of research and development expense is not significant and is not segregated in the consolidated financial statements, but is instead included in cost of sales. Raw materials consist of glass and metal stamped parts.

The electron gun division markets electron gun component parts to OEMs who manufacture high resolution and specialty tubes for unique applications. The majority of electron guns produced by this division is consumed internally among the Company's own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $520,000 in fiscal 1999, 1998, and 1997, respectively.

Electron gun sales are historically dependent upon the demand by domestic and foreign television CRT remanufacturers. The Company continues to seek alternative, growth-oriented markets to fully utilize its electron gun and component assembly facilities.

The Company, through its acquisition of Wintron located in Howard, Pennsylvania, has added another component parts manufacturer to its CRT family of products. Wintron produces flyback transformers, coils and power transformers. Intercompany sales transactions were only $10,000 for fiscal 1999 but may become more significant as the Company's monitor segment grows.

Electronic Parts

Fox distributes consumer electronic parts of most major consumer electronics manufacturers, both foreign and domestic. Fox resells these products to major electronic distributors, retail electronic repair facilities, third party contractual repair shops and directly to consumers. In its relationship with consumer electronic manufacturers, Fox receives the right, frequently exclusive, to ship parts to authorized dealers. Many of the manufacturers also direct inquiries for replacement parts to Fox. Each manufacturer requires a distributor to stock its most popular parts and monitors the order fill ratio to insure that their customers have access to sufficient replacement parts. Fox maintains very high fill ratios in order to secure favored distributor status from the manufacturers, requiring a significant investment in inventories. To a limited extent, Fox has the ability to rotate its stock with certain vendors to mitigate any risk of investment in inventories.

The Company also imports, packages and distributes consumer electronic accessories for mobile and home audio, video, telephone, CB radio and general electronic usage through Vanco of Waukegan, Illinois. Approximately 95% of Vanco's product are purchased in bulk from various vendors in Southeast Asia and repackaged for distribution. Vanco primarily markets its products to retail electronic repair facilities, third party contractual repair shops and directly to the consumer. Manufacturers refer many of their customers. Vanco also publishes a catalog that is primarily aimed at the small shop owner and the personal consumer. Some of the their products are resold by other distributors of electronic parts under the Vanco and Marmac product names.

Research and Development

The objective of the Company's research and development activities is to increase efficiency and quality in its manufacturing and assembly operations and to enhance its products by implementing new developments in cathode ray and electron optic technology. The Company's commercial and military divisions continue their research and development in advanced infrared imaging ("FLIR"). Recently, the Company has funded additional FLIR research in partnership with the University of Rhode Island. Potential future markets for FLIR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. Through fiscal 1999 the Company has not incurred significant costs for basic research or new product development and therefore, has not segregated them as a separate item but are included in the consolidated financial statements as a part of costs of goods sold. As the Company continues to increase its development of new technology, these costs will be monitored and separately categorized, if material.

Employees

As of February 28, 1999, the Company employed a total of 588 persons on a full time basis. Of these, 106 are employed in executive, administrative, and clerical positions, 59 are employed in sales and distribution, and 423 are employed in manufacturing operations. Of the Company's 588 employees, 197 are employed at the Company's Mexican subsidiary. Thirteen employees are represented by a union. The Company believes its employee relations to be satisfactory.

Competition

Although the Company believes that it is the largest domestic recycler and distributor of recycled CRTs in the United States CRT replacement market, it competes with other CRT manufacturers, as well as OEMs, many of which have greater financial resources than the Company. The Company believes it is the only company that offers complete service in replacement markets with its manufacturing and recycling capabilities. As a wholesale distributor of original equipment purchased from other manufacturers, the Company also competes with numerous other distributors, as well as the manufacturers' own distribution centers, many of which are larger and have substantially greater financial resources than the Company. The Company's ability to compete effectively in this market is dependent upon its continued ability to respond promptly to customer orders and to offer competitive pricing. The Company expects that competition may increase, especially in the computer and other display replacement markets, should domestic and foreign competitors expand their presence in the domestic replacement markets.

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

The Company believes it has a competitive advantage in providing CRTs to the U.S. government through its Teltron subsidiary as this operation has over thirty years experience in providing reliable products and services to the U.S. government.

The Company believes that it has a competitive advantage in the monitor industry due to its flexibility to handle lower volume orders as well as its ability to provide internally produced component parts. As a result, the Company can offer more customization in the design and engineering of new products.

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

ITEM 2.  PROPERTIES

The Company leases its corporate headquarters at 1868 Tucker Industrial Drive in Tucker, Georgia (within the Atlanta metropolitan area) and occupies approximately 10,000 square feet of the total 59,000 square feet at this location. The remainder is utilized as warehouse and assembly facilities. This location as well as several others is leased from related parties at current market rates. See "Item 13 - Certain Relationships and Related Transactions".

The following table details manufacturing, warehouse, and administrative facilities:


                Location        Square Feet        Lease Expires
                --------        -----------        -------------
CRT and Electron Gun Manufacturing
          and Warehouse Facilities
----------------------------------

Tucker, Georgia                   59,000           October 31, 2003
Stone Mountain, Georgia           51,000           February 29, 2000
Stone Mountain, Georgia           45,000           December 31, 2001
Tucker, Georgia                   40,000           January 2, 2006
White Mills, Pennsylvania        110,000           Company Owned
Bossier City, Louisiana           26,000           Company Owned
Passaic, New Jersey               15,000           October 30, 1999
Dallas, Texas                     24,000           January 31, 2000
Monterrey, Mexico                129,000           Month to Month
Warwickshire, England              4,000           March 1, 2005
Phelps, New York                  20,000           Month to Month
Birdsboro, Pennsylvania           10,000           Company Owned
Phelps, New York                  32,000           Company Owned
Howard, Pennsylvania              19,000           Company Owned
Sanatoga, Pennsylvania             4,200           Month to Month
Horsham, Pennsylvania             84,000           March 31, 2002
Billerica, Massachusetts           7,900           March 31, 2000

Wholesale Electronic Parts Distribution
---------------------------------------

Solon, Ohio                       19,000           November 30, 2001
Bedford Heights, Ohio             60,000           Company Owned
Richardson, Texas                 10,000           Month to Month
Chicago, Illinois                 10,000           Month to Month
Waukegan, Illinois                25,000           December 30, 2000

ITEM 3.    LEGAL PROCEEDINGS

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fiscal year ended February 28, 1999 .

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
SHAREHOLDER MATTERS

The Company's common stock is traded on the over-the-counter market under the symbol VIDE.

The following table shows the range of prices for the Company's common stock as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") for each quarterly period beginning on March 1, 1997.

                                                      For Fiscal Years Ended
                              --------------------------------------------------------------------
                                       February 28, 1999                 February 28, 1998
                              --------------------------------------------------------------------
Quarter Ended                        High              Low             High              Low
-------------
May                                 12.250            9.500            4.625            3.500
August                              12.250            7.000            6.750            4.000
November                             8.750            5.250            9.625            5.938
February                             8.500            5.188           14.500            8.125

There were approximately 1,300 holders of record of the Company's common stock as of April 20, 1999.

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

Data relating to the five fiscal years ended February 28, 1999 is derived from the Consolidated Financial Statements appearing elsewhere in this Report or in previous reports which have been audited by BDO Seidman, LLP, independent certified public accountants. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company, the notes thereto and the report thereon included elsewhere in this Report.

                                                                    For Fiscal Years Ended
                                             ------------------------------------------------------------------
                                                 Feb. 28     Feb. 28,      Feb. 28,     Feb. 29,     Feb. 28,
                                                  1999         1998          1997         1996         1995
                                             ------------------------------------------------------------------
                                                            (In Thousands, Except Per Share Data)
Income Statement Data
Net sales                                       $58,889      $57,913       $53,865      $48,112      $48,440
Operating profit                                  3,594        6,941         3,970        3,704        1,227
Net income                                        1,122        3,541         1,898        1,779           10
                                             ------------------------------------------------------------------

Net income per share - basic                    $  0.28      $  0.90       $  0.49      $  0.45      $  0.00
Net income per share - diluted                  $  0.27      $  0.82       $  0.47      $  0.45      $  0.00
Average number of shares
  outstanding - basic                             3,941        3,921         3,907        3,968        4,129
Average number of shares
   outstanding - diluted                          4,448        4,455         4,197        3,969        4,129
                                             ------------------------------------------------------------------

Balance Sheet Data
Total assets                                    $51,641      $40,582       $40,887      $34,419      $34,161
Working capital                                  26,564       16,441        13,784       11,996       10,713
Long-term obligations (a)                        13,987        2,791         3,962        2,340        3,717

(a) Includes convertible debentures of $1,775,000 in fiscal 1999 and 1998 and $2,000,000 in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act: Except for the historical information contained herein, the matters discussed herein are forward-looking statements that involve risk and uncertainties, including but not limited to (i) economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and (ii) other factors discussed in the Company's filings with the Securities and Exchange Commission.

Results of Operations

The following table sets forth, for the fiscal years indicated, the percentages which selected items in the Statements of Income bear to total revenues:

                                              1999                         1998                        1997
                                   ------------------------     ------------------------     ----------------------
                                                           (in thousands, except percentages)

                                   Amount           %           Amount           %           Amount            %
Sales:
CRT segment
 Data display CRTs                 $11,791        20.0%         $13,716        23.7%         $12,903         24.0%
 Entertainment CRTs                 11,651        19.8           11,428        19.7            9,063         16.7
 Electron guns and components        2,631         4.5            1,032         1.8              965          1.8
 Monitors                           11,311        19.2            8,126        14.0            5,254          9.8
Wholesale distribution segment
 Consumer electronic parts          21,505        36.5           23,611        40.8           25,680         47.7
                                   ------------------------     ------------------------     ----------------------
                                    58,889       100.0           57,913       100.0           53,865        100.0
                                   ------------------------     ------------------------     ----------------------

Costs and expenses:
Cost of goods sold                  38,897        66.1           35,951        62.1           35,509         65.9
Selling and delivery                 4,749         8.1            4,258         7.3            4,487          8.3
General and administrative          11,649        19.7           10,763        18.6            9,899         18.4
                                   ------------------------     ------------------------     ----------------------
                                    55,295        93.9           50,972        88.0           49,895         92.6
                                   ------------------------     ------------------------     ----------------------
Operating profit                     3,594         6.1            6,941        12.0            3,970          7.4
                                   ------------------------     ------------------------     ----------------------

Interest expense, net               (1,161)       (2.0)          (1,222)       (2.0)          (1,290)        (2.4)
Other income (expense)                (143)       (0.2)              30         0.0              (10)         0.0
                                   ------------------------     ------------------------     ----------------------
Income before income taxes           2,290         3.9            5,749        10.0            2,670          5.0
Provision for income taxes           1,168         2.0            2,208         3.8              772          1.4
                                   ------------------------     ------------------------     ----------------------
Net income                         $ 1,122         1.9%         $ 3,541         6.2%         $ 1,898          3.6%
                                   ========================     ========================     ======================

Fiscal 1999 Compared to Fiscal 1998

Net Sales

Consolidated net sales for fiscal 1999 increased $976,000 or 1.7% over fiscal 1998 net sales. Of this increase, the CRT segment sales increased $3,082,000 or 9.0%, which was offset by declines in sales of the wholesale distribution of consumer electronic parts segment of $2,106,000 or 8.9%.

Within the CRT segment, data display CRT sales were down $1,925,000 or 14.0%, television CRT sales were up $223,000 or 2.0%, electron gun sales were up $1,599,000 or 155.0% and monitor sales were up $3,185,000 or 39.2%.

Data display CRT sales decreased $500,000 due to the completion of the AWACS military contract during fiscal 1999. Additionally, there were reductions of sales in the Company's U.K. facility of $508,000 from 1998 fiscal sales. U.K. sales have been impacted by market demands and a restructuring of the sales and marketing organization.

Entertainment CRT sales were up slightly from fiscal 1998. Projection TV sales within this segment were down approximately $270,000. Fiscal 1998 reflected higher television CRT sales due to the increased fill rate of backorders of a new customer, while fiscal 1999 sales to that customer were more in line with normal expectations.

Component part sales were up $1.6 million. This is attributable to one of the Company's acquisitions during fiscal 1999, Wintron, which provided $1.8 million to sales in the current year. Excluding this acquisition, sales of the division fell short of last year by $221,000.

Monitor segment sales were up for the comparative period by $3.2 million. The Company's 1999 acquisition of Aydin accounted for an increase of $3.9 million. The offsetting decreases are due to completion of certain contracts for orders for military and industrial sectors during fiscal 1999. Additionally, there was a decline in business as a major subsidiary, Z-Axis, was relocating to a newly constructed company-owned facility during the fourth quarter.

The wholesale consumer electronic parts segment sales decreased from the prior year by approximately $2.1 million or 8.9%. There was an overall decline in sales to major electronics distributors of $1,009,000 or 4.3%. Additionally, this division continued to see trends of small distribution and consumer shops being absorbed or eliminated by large discount chains. The Company is seeking other opportunities to increase higher margin consumer electronic sales. Fox implemented an electronic parts inquiry and order system in fiscal 1999, enabling customers to purchase via the Internet.

Gross Margins

Consolidated gross profit margin percentages decreased 10.5% in 1999 to 33.9% from 37.9% in 1998. CRT segment profit percentages declined 15.0% to 32.8% and the wholesale consumer electronics parts segment declined 3.0% to 35.3%.

During fiscal 1999, inventory was reduced $1.7 million due to changes in estimates of realizability of certain products requiring a write down in value, as well as reserves for obsolescence. These adjustments negatively impacted consolidated margins 2.9% and CRT segment margins 4.5% for fiscal 1999.

The decline in wholesale margins continues to be impacted by OEMs dictating margins with set resale prices on in-warranty merchandise as well as overall competition for the high volume accounts. The Company continues to seek margin-increasing lines of business, primarily through consumer sales via the Internet.

Operating Expenses

In fiscal 1999, operating expenses increased $1,377,000 or 9.2% over expenses in fiscal 1998. Included in these expenses is $1,455,000 of operating expenses related to businesses acquired in fiscal 1999. Excluding the acquisitions, selling, general and administrative expenses were relatively flat in both dollar amounts and as a percentage to sales.

Interest Expense

Interest expense declined $61,000 to $1,161,000 in fiscal 1999 while overall debt has increased $9,257,000 from $11,945,000 in fiscal 1998 to $21,202,000 in fiscal 1999. The increase in debt occurred primarily in the fourth quarter of fiscal 1999 due to the acquisition of Aydin and the funding of that new business. In addition, the Company increased debt for the February 1999 acquisition of MegaScan. The Company sought lower interest rates on this new debt and currently pays a variable rate below prime on the new $7,500,000 debt and renegotiated the rate on the line of credit and term note with its primary bank to a fixed 7.25%. The rate on the line of credit with the secondary bank is still prime plus 1/2%.

Income Taxes

The effective tax rate for fiscal 1999 was 51% compared to 38% in fiscal 1998. Excluding the effect of foreign taxes primarily from the Company's Mexican subsidiary, the effective rate is 40.3%, which is attributable to non-deductible amortization of certain intangible assets.

Fiscal 1998 Compared to Fiscal 1997

Net Sales

Consolidated net sales for fiscal 1998 increased $4,048,000 or 7.5% over fiscal 1997 net sales. Of this increase, the CRT segment sales increased $6,117,000 or 21.7%, which was offset by declines in sales of the combined distribution of consumer electronic parts segment of $2,069,000 or 8.1%.

Within the CRT segment, data display CRT sales were up $4,193,000 or 21.8%, television CRT sales were up $1,857,000 or 23.1% and electron gun sales were up $67,000 or 6.9%. All divisions comprising the CRT segment contributed to the sales increases. One of the largest gains occurred within the television CRT market with the Company being awarded a significant contract to perform the in warranty and out of warranty service of replacement parts. Additionally, sales increased at the Company's two newest data display division subsidiaries as they continued to expand their corresponding market share of commercial and military monitors. Also, the Company increased marketing efforts for projection and commercial data display tubes which benefited sales $1.5 million in 1998.

The wholesale consumer electronic parts segment sales decreased from the prior year. There was an overall decline in sales to major electronics distributors during the year of approximately $500,000. Additionally, this division continued to see declining trends of small distribution and consumer shops being absorbed or eliminated by large discount chains.

Gross Margins

Consolidated gross profit margins increased 11.1% in fiscal 1998 to 37.9% from 34.1% in fiscal 1997. CRT segment margins increased 14.9% to 38.6% and wholesale consumer electronics parts segment increased 5.2% to 36.4%.

The CRT segment margins are healthier due to the Company's ability to make significant bulk purchases of tubes, primarily television tubes, at significantly reduced prices and sell these tubes during the year. These tubes are purchased from OEMs at the end of their production runs for use in the replacement market. Additionally, the CRT segment had a higher plant utilization at several of its locations where an increase in volume did not correspondingly increase overhead rates and, in some facilities, direct labor costs, resulting in a favorable impact to the Company's margins.

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

Interest Expense

Interest expense declined $75,000 even though debt has declined from $15,832,000 at February 28, 1997 to $11,945,000 at February 28, 1998 . The major reduction in the debt occurred in the latter half of the year. In conjunction with the restructuring of the debt with banks, a portion of the debt was refinanced at a slightly higher rate of prime plus 1% rather than prime plus 1/2%. Subsequent to fiscal 1998, a significant portion of the higher interest rate debt was paid down and a significant portion of long term debt was refinanced at a fixed rate of 7.25%. Additionally, twelve months of interest expense was recognized in 1998 related to the subordinated debentures whereas only nine months impacted 1997.

Income Taxes

The effective tax rate for fiscal 1998 was 38.4% compared to 28.9% in fiscal 1997. The major component of this increase is related to the nontaxable profit contribution via loss carryforward utilization of the Company's Mexican subsidiary being significantly less in fiscal 1998.


Liquidity and Capital Resources

The Company's working capital was $26,564,000 and $16,441,000 at February 28, 1999 and 1998, respectively. During fiscal 1999, operations provided net cash of $660,000, which was primarily used for business acquisitions and capital expenditures. During fiscal 1998 and 1997, operations provided net cash of $6,635,000 and $830,000, respectively, which was primarily used to repay debt in 1998 and for capital expenditures in 1997. The Company increased their debt financing by approximately $9.2 million in fiscal 1999, which was used for business acquisitions and capital expenditures.

In fiscal 1999, the Company renegotiated its interest rate with its primary lender. The Company was successful in negotiating a favorable reduction on its primary line of credit from prime plus 1/2% to a 7 1/4% fixed rate and extended it for two years. New debt incurred for funding the Company's acquisition of Aydin was also obtained at a rate below prime.

During May 1999, the Company negotiated with its primary lender to increase the line of credit by an additional $1,000,000 to assist with startup expenses for the Company's newest locations.

The Company continues to monitor its cash and financing positions, seeking to find ways to lower its interest costs and to produce positive operating cash flow. As in prior years, as sales contracts or acquisitions present themselves, there could be an impact to working capital requirements. As in the past, the intent is to finance such projects with existing bank lines; however, longer, more permanent sources of capital may be required in certain circumstances.

Foreign Currencies

The Company reports its Mexican subsidiary on the basis of the functional currency being the U.S. dollar as over 90% of the subsidiary's sales and purchases are with the parent with accounts receivable and accounts payable settled or eliminated in U.S. dollars. Additionally, the subsidiary leases its facilities and incurs rent based upon U.S. dollars. Any exchange gains or losses due to the actual exchange of pesos and U.S. dollars is minimal. The Company also has subsidiaries in the UK and the Netherlands, which are not material.

Year 2000 Risks

As is the case with other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 issue during the next year. The "Year 2000 Issue" arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions.

As a result of this issue, the Company has taken steps to assess at the corporate level, as well as at the subsidiary and branch level, all existing hardware and software applications, computerized or date encoded production equipment and other non technological systems including, but not limited to, heating and air conditioning systems, telephone, voice mail and security systems. The Company has also surveyed critical suppliers and critical customers. None of the Company's products are date encoded and, therefore, are not at risk to customers.

The assessment stage has been completed within the Company and a determination of non-compliant systems has been made. At this point, all hardware and software has been categorized as critical or non-critical. All critical hardware and operating systems are compliant within the data display, entertainment and component segments. Most of the locations in the monitor segment are currently compliant with July 1, 1999 expected dates for those who are not (primarily the Company's newest locations). The wholesale parts division will be compliant by July 1, 1999. All non-critical hardware and software will be phased out or replaced by July 1, 1999. Non technological systems are compliant.

The costs to be incurred by the Company for the upgrades of hardware and software are estimated to be $500,000, of which $200,000 was incurred in fiscal 1999 and the balance is expected to be incurred in fiscal 2000. Other internal time incurred for the labor and management of the project are not tracked separately, but are not estimated to be material to the profits for the year. A part of these projected costs would have been incurred regardless of the Year 2000 issue as a part of normal technological enhancements.

The Company's risks associated with the Year 2000 issue and any potential impact on future earnings may be affected by the Company's customers' and suppliers' readiness to meet any Year 2000 requirements. The Company has surveyed its critical suppliers and customers and it does not appear that there are any Year 2000 issues with these parties. Based on the assessments completed to date, the Company expects that should any of the suppliers or vendors fail to meet the Year 2000 requirements, the financial impact and any resulting liabilities would be minimal. While the Company expects to be completely compliant by July 1, 1999, it is still in the development stage of the contingency plans should it fail to meet its requirements.

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

Forward-Looking Information

This report contains forward-looking statements and information that is based on management's beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "intends," "will," and "expect" and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions, rapid or unexpected technological changes, product development, inventory risks due to shifts in product demand, competition, domestic and foreign government relations, fluctuations in foreign exchange rates, rising costs for components or unavailability of components, the timing of orders booked, lender relationships, and the risk factors listed from time to time in the Company's reports filed with the Commission.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The Company will designate each derivative as belonging to one of several possible categories, based on the intended use of the derivative. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (i) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (ii) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is anticipated to have no effect on the Company.

During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires that the costs of start-up activities, including organization costs, be expensed as incurred. The guidance requires that the initial application should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adopted the provision of SOP 98-5 in fiscal year 1999. The Company has taken steps to meet the requirements of SOP 98-5, which did not have a material impact on the financial position and results of operations of the Company.

Impact of Inflation

Inflation has not had a material effect on the Company's results of operations to date.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report on pages F-1 through F-27.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1999 fiscal year end, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1999 fiscal year end, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1999 fiscal year end, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 1999 fiscal year end, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial Statements:

Index to Consolidated Financial Statements.                      F-1

2.   Financial Statement Schedule:

Index to Consolidated Financial Statements Schedule.             F-25

(b)  Reports on Form 8-K:

The Company filed a report on Form 8-K on December 2, 1998 regarding the acquisition of Aydin Displays. An amended Form 8-K will be filed, which will include audited proforma information, when the applicable financial information is gathered.

(c)    Exhibits


  Exhibit
  Number           Exhibit Description
-------------------------------------------------------------------------------

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

         21        Subsidiary companies - see page F-28 herein.

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

                  Video Display Corporation and Subsidiaries

                  Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants                         F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of February 28, 1999 and 1998               F-3
Consolidated Statements of Income for the three years
 ended February 28, 1999, 1998 and 1997                                    F-5
Consolidated Statements of Shareholders' Equity and Comprehensive
 Income for the three years ended February 28, 1999, 1998 and 1997         F-6
Consolidated Statements of Cash Flows for the three years
 ended February 28, 1999, 1998 and 1997                                    F-7
Notes to Consolidated Financial Statements                                 F-8 to F-24

Report of Independent Certified Public Accountants



Video Display Corporation
Tucker, Georgia

We have audited the consolidated balance sheets of Video Display Corporation and subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 28, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles.



                                                BDO Seidman, LLP



Atlanta, Georgia
May 14, 1999

                  Video Display Corporation and Subsidiaries

                          Consolidated Balance Sheets

                                                                  February 28,        February 28,
                                                                      1999                1998
                                                                 --------------      --------------
Assets (Notes 6 and 7)
Current assets:
  Cash and cash equivalents (including restricted
    cash of $34,000)                                              $  2,150,000        $  2,598,000
  Accounts receivable, net of allowance
    of $360,000 and $370,000 (Note 5)                                8,022,000           6,776,000
  Costs and earnings in excess of billings on
    contracts (Note 3)                                                 952,000                   -
  Inventories, net of reserve of $713,000 and
    $770,000 (Note 4)                                               28,467,000          21,491,000
  Prepaid expenses and other (Note 10)                               1,976,000           1,710,000
                                                                 --------------      --------------
Total current assets                                                41,567,000          32,575,000
                                                                 --------------      --------------

Property, plant and equipment:
  Land                                                                 540,000             435,000
  Buildings                                                          4,696,000           3,449,000
  Machinery and equipment                                           15,453,000          14,605,000
                                                                 --------------      --------------
                                                                    20,689,000          18,489,000
  Accumulated depreciation and amortization                        (14,336,000)        (13,776,000)
                                                                 --------------      --------------
                                                                     6,353,000           4,713,000
Goodwill, net of accumulated amortization of
  $1,493,000 and $1,207,000 (Note 2)                                 2,193,000           1,832,000

Other assets (Note 5)                                                1,528,000           1,462,000
                                                                 --------------      --------------

Total assets                                                      $ 51,641,000        $ 40,582,000
                                                                 ==============      ==============

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                          Consolidated Balance Sheets

                                                                  February 28,        February 28,
                                                                     1999                1998
                                                                 --------------      --------------
Liabilities and Shareholders' Equity
Current liabilities:
 Lines of credit (Note 7)                                         $  2,970,000        $  5,279,000
 Note payable to shareholder (Note 8)                                2,500,000           2,900,000
 Accounts payable                                                    4,875,000           3,108,000
 Accrued liabilities                                                 2,982,000           3,872,000
 Current maturities of long-term debt (Note 6)                       1,676,000             975,000
                                                                 --------------      --------------
Total current liabilities                                           15,003,000          16,134,000

Revolving line of credit (Note 7)                                    4,500,000                   -
Long-term debt, less current maturities (Note 6)                     7,712,000           1,016,000
Convertible subordinated debentures (Note 12)                        1,775,000           1,775,000
Deferred income taxes (Note 10)                                        102,000             311,000
Minority interests                                                     186,000             200,000
                                                                 --------------      --------------
Total liabilities                                                   29,278,000          19,436,000
                                                                 --------------      --------------

Commitments and Contingencies (Notes 13 and 14)

Shareholders' equity (Notes 7 and 9):
Preferred stock; no par value - 2,000,000 shares
     authorized, none issued and outstanding                                 -                   -
Common stock; no par value - 10,000,000 shares
     authorized; 3,920,000 and 3,925,000 shares
     issued and outstanding                                          3,591,000           3,465,000
Additional paid-in capital                                              92,000              92,000
Retained earnings                                                   20,216,000          19,094,000
Accumulated other comprehensive income                              (1,536,000)         (1,505,000)
Total shareholders' equity                                          22,363,000          21,146,000
                                                                 --------------      --------------


Total liabilities and shareholders' equity                        $ 51,641,000        $ 40,582,000
                                                                 ==============      ==============

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                          Consolidated Balance Sheets

                                                                    Fiscal Year Ended
                                                  ------------------------------------------------------
                                                   February 28,        February 28,        February 28,
                                                      1999                1998                1997
                                                  --------------      --------------      --------------
Net sales (Note 14)                                $ 58,889,000        $ 57,913,000        $ 53,865,000

Cost of goods sold                                   38,897,000          35,951,000          35,509,000
                                                  --------------      --------------      --------------
Gross profit                                         19,992,000          21,962,000          18,356,000
                                                  --------------      --------------      --------------

Operating expenses:
Selling and delivery                                  4,749,000           4,258,000           4,487,000
General and administrative                           11,649,000          10,763,000           9,899,000
                                                  --------------      --------------      --------------
                                                     16,398,000          15,021,000          14,386,000
                                                  --------------      --------------      --------------
Operating profit                                      3,594,000           6,941,000           3,970,000
                                                  --------------      --------------      --------------

Other income (expense):
Interest expense                                     (1,161,000)         (1,222,000)         (1,290,000)
Other, net                                             (158,000)             35,000                   -
                                                  --------------      --------------      --------------
                                                     (1,319,000)         (1,187,000)         (1,290,000)
                                                  --------------      --------------      --------------
Income before minority interest
  and income taxes                                    2,275,000           5,754,000           2,680,000

Minority interest (income) expense                      (15,000)              5,000              10,000
                                                  --------------      --------------      --------------
Income before income taxes                            2,290,000           5,749,000           2,670,000

Income taxes (Note 10)                                1,168,000           2,208,000             772,000
                                                  --------------      --------------      --------------
Net income                                         $  1,122,000        $  3,541,000        $  1,898,000
                                                  ==============      ==============      ==============

Net income per share - basic                       $       0.28        $       0.90        $       0.49
                                                  ==============      ==============      ==============

Net income per share - diluted                     $       0.27        $       0.82        $       0.47
                                                  ==============      ==============      ==============

Average shares outstanding - basic                    3,941,000           3,921,000           3,907,000
                                                  ==============      ==============      ==============

Average shares outstanding - diluted                  4,448,000           4,455,000           4,197,000
                                                  ==============      ==============      ==============

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

   Consolidated Statements of Shareholders' Equity and Comprehensive Income

                                                                                        Accumulated          Current
                                                         Additional                        Other              Year
                                          Common          Paid-in        Retained      Comprehensive      Comprehensive
                                          Stock           Capital        Earnings          Income            Income
                                     ----------------   ------------  -------------   ----------------    -----------------
Balance, February 29, 1996           $      3,529,000   $     81,000  $  13,655,000   $       (986,000)

 Net income for the year                            -              -      1,898,000                  -    $       1,898,000
 Unrealized loss on
  marketable equity
  securities                                        -              -              -           (320,000)            (320,000)
 Foreign currency translation
  Adjustment                                        -              -              -           (125,000)            (125,000)
                                                                                                          -----------------
            Total comprehensive
             income                                                                                       $       1,453,000
                                                                                                          =================
 Contribution of capital from
  gain realized on sale of
  stock by officer                                  -         11,000              -                  -
                                     ----------------   ------------  -------------   ----------------

Balance, February 28, 1997                  3,529,000         92,000     15,553,000         (1,431,000)

 Net income for the year                            -              -      3,541,000                  -    $       3,541,000
 Unrealized loss on
  marketable equity
  securities                                        -              -              -            (86,000)             (86,000)
 Foreign currency translation
  Adjustment                                        -              -              -             12,000               12,000
                                                                                                          -----------------
            Total comprehensive
             income                                                                                       $       3,467,000
                                                                                                          =================
 Repurchase of common stock                  (271,000)             -              -                  -
 Conversion of debt to
  common stock                                150,000              -              -                  -
 Issuance of common stock under
  stock option plan                            57,000              -              -                  -

                                     ----------------   ------------  -------------   ----------------

Balance, February 28, 1998                  3,465,000         92,000     19,094,000         (1,505,000)

 Net income for the year                            -              -      1,122,000                  -    $       1,122,000
 Unrealized loss on
  marketable equity
  securities                                        -              -              -            (33,000)             (33,000)
 Foreign currency translation
  Adjustment                                        -              -              -              2,000                2,000
                                                                                                          -----------------
            Total comprehensive
             income                                                                                       $       1,091,000
                                                                                                          =================
 Repurchase of common stock                  (508,000)             -              -                  -
 Issuance of common stock under
  stock option plan                            22,000              -              -                  -

 Issuance of common stock for
         business acquisitions                612,000              -              -                  -

                                     ----------------   ------------  -------------   ----------------

Balance, February 28, 1999           $      3,591,000   $     92,000  $  20,216,000   $     (1,536,000)
                                     ================   ============  =============   ================

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                        February 28,            February 28,            February 28,
Year ended                                                 1999                    1998                    1997
                                                   -------------------     -------------------     -------------------
Operating Activities
Net income                                                $  1,122,000            $  3,541,000            $  1,898,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
 Depreciation and amortization                               1,219,000               1,417,000               1,304,000
 Provision for losses on accounts receivable                   254,000                 128,000                  25,000
 Provision for inventory reserves                            1,623,000                 282,000                 250,000
 Deferred income taxes                                        (118,000)               (351,000)               (266,000)
 Changes in working capital items:
  Accounts receivable                                        1,047,000                 808,000              (1,312,000)
  Inventories                                               (3,696,000)                761,000              (2,348,000)
  Prepaid expenses and other assets                            (60,000)                (76,000)               (333,000)
  Accounts payable and accrued liabilities                    (731,000)                125,000               1,612,000
                                                   -------------------     -------------------     -------------------

Net cash provided by operating activities                      660,000               6,635,000                 830,000
                                                   -------------------     -------------------     -------------------

Investing Activities
 Capital expenditures                                       (2,037,000)               (664,000)             (1,008,000)
 Purchases of businesses, net of cash acquired              (7,746,000)               (469,000)                 26,000
 Other investing activities                                    (20,000)                 (8,000)                355,000
                                                   -------------------     -------------------     -------------------

 Net cash used by investing activities                      (9,803,000)             (1,141,000)               (627,000)
                                                   -------------------     -------------------     -------------------

Financing Activities
   Proceeds from long-term debt and lines of
       credit                                               42,518,000              15,834,000              20,545,000
   Repayments of long-term debt and lines of
    credit                                                 (33,334,000)            (19,571,000)            (20,643,000)
 Stock option exercises                                         22,000                  57,000                       -
 Proceeds from capital contributions                                 -                       -                  11,000
 Purchases and retirements of common stock                    (508,000)               (271,000)                      -
                                                   -------------------     -------------------     -------------------

Net cash provided (used) by financing                        8,698,000              (3,951,000)                (87,000)
 activities
                                                   -------------------     -------------------     -------------------

Effect of exchange rates on cash                                (3,000)                 12,000                (130,000)
                                                   -------------------     -------------------     -------------------

Net change in cash and cash equivalents                       (448,000)              1,555,000                 (14,000)

Cash and cash equivalents, beginning of year                 2,598,000               1,043,000               1,057,000
                                                   -------------------     -------------------     -------------------

Cash and cash equivalents, end of year                    $  2,150,000            $  2,598,000            $  1,043,000
                                                   ===================     ===================     ===================

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Note 1. Summary of Significant Accounting Policies

Nature of Business

Video Display Corporation (the "Company") principally manufactures and distributes cathode ray tubes ("CRTs") in the worldwide replacement market for use in television sets and data display screens for medical, military and industrial monitoring systems as well as manufacturing and distributing electron optic parts which are significant components in new and recycled CRTs and monitors. The Company also manufactures low and high-end monochrome and color CRT and AMLCD monitor displays for use in specialty high performance and ruggedized applications. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. The Company's operations are principally located in the US; however, the Company does have subsidiary operations located in Mexico, the UK and the Netherlands.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all intercompany accounts and transactions.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed principally by the straight line method for financial reporting purposes over the following estimated useful lives: Buildings - ten to twenty five years; Machinery and Equipment - five to ten years. Depreciation expense totaled approximately $979,000, $1,139,000 and $1,223,000, for the three years ended 1999, 1998 and 1997, respectively.

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

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

Goodwill

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited, principally five to fifteen years.

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

Foreign Currency Translations

Assets and liabilities of foreign subsidiaries are translated using the exchange rate in effect at the end of the year. Revenues and expenses are translated using the average of the exchange rates in effect during the year. Translation adjustments and transaction gains and losses related to long-term intercompany transactions are accumulated as a separate component of shareholders' equity. The Company reports its Mexican subsidiary on the basis of the functional currency being the U.S. dollar as over 90% of the subsidiary's sales and purchases are with the parent with accounts receivable and accounts payable settled or eliminated in U.S. dollars. Additionally, the subsidiary leases its facilities and incurs rent based upon U.S. dollars. Any exchange gains or losses due to the actual exchange of pesos and U.S. dollars is minimal. The Company also has subsidiaries in the UK and the Netherlands, which are not material.

Earnings Per Share

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

The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the last three years.

                                                                           Average Shares        Earnings Per
                                                        Net Income           Outstanding            Share
                                                    -----------------    -----------------    -----------------
     1999
     Basic                                                 $1,122,000            3,941,000                $0.28
     Effect of dilution:
        Options                                                     -              115,000
        Convertible debt                                       88,000              392,000
                                                    -----------------    -----------------    -----------------
     Diluted                                               $1,210,000            4,448,000                $0.27
                                                    =================    =================    =================

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

1998
     Basic                                    $   3,541,000            3,921,000            $    0.90
     Effect of dilution:
        Options                                           -              126,000
        Convertible debt                             94,000              408,000
                                          -----------------    -----------------    -----------------
     Diluted                                  $   3,635,000            4,455,000            $    0.82
                                          =================    =================    =================

     1997
     Basic                                    $   1,898,000            3,907,000            $    0.49
     Effect of dilution:
        Options                                           -               54,000
        Convertible debt                             58,000              236,000
                                          -----------------    -----------------    -----------------
     Diluted                                  $   1,956,000            4,197,000            $    0.47
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

Revenue from contracts that are long-term in nature at the Company's Aydin Displays subsidiary is recognized by the percentage of completion method. Profit estimates are revised periodically based upon changes in facts. Any losses identified on contracts are recognized immediately. Revenue related to all other contracts is recognized upon shipment of product.

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

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, bad debts, inventory reserves and the length of product life cycles and fixed asset lives. Actual results could vary from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on account, demand deposits and certificates of deposit with maturities of less than three months.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Investments

The Company has an investment in an unconsolidated subsidiary which it accounts for under the equity method of accounting. The Company owns certain marketable equity securities which are recorded at fair value based upon quoted market prices and classified as available-for-sale securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Changes in fair value of these marketable equity securities are reflected in the statements of shareholders' equity. Investments are included under the caption "Other Assets".

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The Company will designate each derivative as belonging to one of several possible categories, based on the intended use of the derivative. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (i) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (ii) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is anticipated to have no effect on the Company.

During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires that the costs of start-up activities, including organization costs, be expensed as incurred. The guidance requires that the initial application should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adopted the provision of SOP 98-5 in fiscal year 1999. The Company has taken steps to meet the requirements of SOP 98-5, which did not have a material impact on the financial position and results of operations of the Company.

Fiscal Year

All references herein to "1999", "1998" and "1997" mean the fiscal years ended February 28, 1999, 1998, and 1997, respectively.

Reclassification

Certain balances have been reclassified in the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Note 2.  Business Acquisitions

In February 1999, the Company acquired the MegaScan medical imaging division ("MegaScan") of ACCESS Radiology Corporation of Lexington, Massachusetts. MegaScan offers a line of ultrahigh resolution grayscale medical imaging CRT monitors. The assets acquired consisted of inventory and fixed assets. The Company assumed product warranties (up to a maximum of $200,000) and operating payables. The Company paid $861,000 in cash as consideration.

In November 1998, the Company acquired the assets and assumed certain liabilities of the US and UK Display Divisions of Aydin Corporation, headquartered in Horsham, Pennsylvania. Aydin Displays, Inc. ("Aydin") offers a complete line of high-resolution color CRT monitors and custom designed AMLCD flat panel displays for commercial and military applications. The assets acquired consisted of trade receivables, inventory, fixed assets and prepaid expenses. The Company assumed trade payables and accrued liabilities. The Company paid $6,438,000 in cash, which was funded through $7.5 million of new debt with the Company's primary lender, as consideration.

In June 1998, the Company acquired 100% of the outstanding common stock of Mengel Industries, Inc. ("MII") located in Sanatoga, Pennsylvania. MII supplies independent, OEM and hospital service personnel with CRTs, camera tubes and other components for medical imaging to the healthcare industry. As consideration, the Company issued 44,000 shares of common stock valued at $445,000 and paid $50,000 in cash. The excess of the purchase price over the fair value of the net assets acquired was approximately $446,000 and is being amortized over 15 years.

In March 1998, the Company acquired the inventory and equipment of Wintron, Inc. ("Wintron") located in Howard, Pennsylvania. Wintron manufactures custom designed deflection components, high voltage power supplies, coils and flyback transformers and other CRT drive circuitry for airborne, commercial and military applications. The Company paid $400,000 in cash as consideration.

All of the above transactions have been accounted for under the purchase method of accounting and the results of operations of the acquired businesses since their acquisition dates have been included in the consolidated financial statements.

The following table summarizes the unaudited pro forma consolidated results of operations of the Company, assuming the acquisitions had occurred at the beginning of the fiscal periods. The pro forma financial information is not necessarily indicative of what would have occurred had the acquisitions been made as of those dates, nor is it indicative of future results of operations.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, amortization of the excess of the purchase price over the net assets acquired, depreciation, interest expense and income taxes.

                                                        1999           1998
                                                    -----------     -----------
Net sales                                           $71,039,000     $83,623,000
(Loss) earnings from continuing operations          $  (457,000)    $ 2,454,000
Net loss                                            $(2,929,000)    $  (905,000)
Basic loss per share                                $     (0.74)    $     (0.23)
Diluted loss per share                              $     (0.74)    $     (0.23)

Note 3.  Costs and Earnings in Excess of Billings on Contracts

Information relative to contracts in progress as of February 28, 1999:

                                                                      1999
                                                                  ------------
Costs incurred to date on uncompleted contracts                   $  4,516,000
Estimated earnings recognized to date on these contracts             1,954,000
                                                                  ------------
                                                                     6,470,000
Billings to date                                                    (5,518,000)
                                                                  ------------

                                                                  $    952,000
                                                                  ============

Note 4.  Inventories

Inventories consisted of:

                                                        1999            1998
                                                    -----------      -----------
Raw materials                                       $ 6,136,000      $ 2,925,000
Finished goods                                       22,331,000       18,566,000
                                                    -----------      -----------

                                                    $28,467,000      $21,491,000
                                                    ===========      ===========

Note 5.  Note Receivable

The Company holds an unsecured note receivable as a result of a litigation settlement. The note has a face value of $1,500,000 due in monthly installments of $15,000 over a term of 100 months. The note is non-interest bearing for the first 50 payments and interest bearing, at prime plus 1%, over the remaining 50 payments. As of February 28, 1999, the note is recorded at a total of $665,000, net of its discount and allowance, and is included and classified under the captions "Accounts Receivable" and "Other Assets".

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Note 6.  Long-Term Debt

Long-term debt consisted of the following:

                                                                               1999              1998
                                                                           -----------       -----------
Term loan facility; floating interest rate based on an adjusted
LIBOR rate (7.56% as of February 28, 1999), quarterly principal
payments commencing November 1999 and maturing November 2005;              $ 7,500,000                 -
collateralized by assets of Aydin Displays, Inc.

Mortgage payable to bank; interest not to exceed 7.50% payable monthly; principal monthly repayments of $13,000, maturing
December 2003; collateralized by land and building.                            774,000                 -

Term loan facility with bank; monthly payments of $67,000 including interest at 7.25%, maturing August 1999, collateralized by certain
equipment.                                                                     400,000         1,200,000

Other                                                                          714,000           791,000
                                                                            -----------      -----------
                                                                             9,388,000         1,991,000
Less current maturities                                                      1,676,000           975,000
                                                                            -----------      -----------
                                                                            $7,712,000       $ 1,016,000
                                                                            ===========      ===========

Future maturities of long-term debt are as follows:

          Year                                         Amount
          ----                                         ------
          2000                                     $ 1,676,000
          2001                                       2,224,000
          2002                                       2,183,000
          2003                                       2,082,000
          2004                                       1,140,000
          Thereafter                                    83,000
                                                   -----------
                                                   $ 9,388,000
                                                   ===========

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Note 7.  Lines of Credit


During early 1998, the Company refinanced its loan agreement ("Agreement") to provide for a $4,500,000 line of credit with its primary bank ("Primary Line") and $3,500,000 with a second bank ("Secondary Line") (together "the Line(s)") secured by substantially all assets of the Company. In conjunction with this refinancing, the Company borrowed $2,800,000 from the CEO, as discussed in Note 8, to pay down the original line of credit. The Company amended its Primary Line to extend the termination date to July 1, 2000 and to lower the interest rate to a fixed rate of 7.25% per annum. The commitment fee of 1/2% on the unused portion of the Primary Line was also eliminated. All other terms of the Primary Line remained the same as the original line of credit. The Secondary Line was extended to July 31, 1999 with the interest rate and all other terms remaining the same, including a commitment fee of 1/2% charged on the unused portion. Borrowings under the Lines are limited by eligible accounts receivable and inventory, as defined. As of February 28, 1999, the outstanding balances on the Primary Line and Secondary Line were $4,500,000 and $2,970,000, respectively. No additional amounts were available under the Primary Line while the Secondary Line had additional availability of $59,000 as of February 28, 1999. The Line agreements contain affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth and cash flow coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

In May 1999, the Company increased the Primary Line by $1,000,000 to $5,500,000.

The Company does not anticipate problems renewing the line of credit with the second bank.

Note 8. Note Payable to Shareholder

During 1998, the Company borrowed $2,800,000 from the CEO in conjunction with the bank refinancing as discussed in Note 7. During 1997, the Company borrowed $900,000 from the CEO to purchase the assets of Teltron Technologies, Inc. Both of these borrowings were combined into one note payable due on demand with interest payable monthly at prime plus one percent. The outstanding balance on the note payable was $2,500,000 as of February 28, 1999. The Company repaid $400,000 and $800,000 in 1999 and 1998, respectively.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Note 9. Stock Options

The Company has an incentive stock option plan whereby total options to purchase 500,000 shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years. Information regarding the option plan is as follows:

                                                                                                Weighted
                                                                                                Average
                                                                                                Exercise
                                                                             Shares               Price
                                                                         -------------     -----------------
Outstanding as of February 29, 1996                                         241,000            $     3.47
 Granted                                                                    148,000                  3.66
 Cancelled                                                                 (116,000)                 4.50
                                                                         -------------     -----------------

Outstanding as of February 28, 1997                                         273,000            $     3.14
 Granted                                                                     14,000                  8.80
 Cancelled                                                                  (16,000)                 3.56
                                                                         -------------     -----------------

Outstanding as of February 28, 1998                                         271,000            $     3.61
 Granted                                                                      7,000                  9.50
 Exercised                                                                   (8,000)                 2.75
 Cancelled                                                                  (50,000)                 2.00
                                                                         -------------     -----------------
Outstanding as of February 28, 1999                                         220,000            $     3.95
                                                                         =============     =================

The weighted average fair value of options granted during the years ended February 28, 1999, 1998 and 1997 were $25,000, $44,000 and $197,000, respectively. The weighted average remaining life of options outstanding at February 28, 1999, 1998 and 1997 was 6.8, 7.7 and 7.7 years, respectively. The range of exercise prices was $2.00 to $10.25. As of February 28, 1999, 1998 and 1997, options of 207,000 shares 257,000 shares and 227,000 shares, respectively, were exercisable.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for stock options granted. Had compensation cost been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997, consistent with the provisions of the Standard, the Company's net earnings and earnings per share would have changed as indicated by the pro forma amounts below:

                                                   -------------------------------------------------------------
                                                                          Fiscal Year Ended
                                                   -------------------------------------------------------------
                                                          1999                  1998                  1997
                                                   -----------------     -----------------     -----------------
 Net income - as reported                                 $1,122,000            $3,541,000            $1,898,000
 Net income - pro forma                                    1,087,000             3,497,000             1,701,000
 Basic earnings per common share - as reported            $     0.28            $     0.90            $     0.49
 Basic earnings per common share - proforma               $     0.28            $     0.89            $     0.44
 Diluted earning per common share - as reported           $     0.27            $     0.82            $     0.47
 Diluted earning per common share - proforma              $     0.26            $     0.81            $     0.42

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


The fair value of stock options used to compute pro forma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: expected volatility of 50% for all years; a risk free interest rate of 5.41%, 5.66%, and 6.36%; expected lives of 5.0 years for 1999 and 2.5 years for 1998 and 1997; and dividend yield of 0.00% for all years.

Note 10. Income Taxes

The components of the provision for income taxes are as follows:

                                                   -------------------------------------------------------------
                                                                          Fiscal Year Ended
                                                   -------------------------------------------------------------
                                                          1999                  1998                  1997
                                                   -----------------     -----------------     -----------------
     Current:
       Federal                                            $  879,000            $2,175,000            $  868,000
       State                                                 162,000               384,000               170,000
              Foreign                                        245,000                     -                     -
                                                   -----------------     -----------------     -----------------
                                                           1,286,000             2,559,000             1,038,000
                                                   -----------------     -----------------     -----------------
     Deferred:
       Federal                                              (100,000)             (298,000)             (241,000)
       State                                                 (18,000)              (53,000)              (25,000)
                                                   -----------------

                                                            (118,000)             (351,000)             (266,000)
                                                                                               -----------------
     Total                                                $1,168,000            $2,208,000            $  772,000
                                                   =================     =================     =================

Income before taxes consists of the following:            1999                  1998                  1997
                                                   -----------------     -----------------     -----------------
     U.S. operations                                      $2,206,000            $5,637,000            $1,693,000
     Foreign operations                                       84,000               112,000               977,000
                                                   -----------------     -----------------     -----------------

                                                          $2,290,000            $5,749,000            $2,670,000
                                                   =================     =================     =================

Deferred income taxes as of February 28, 1999 and 1998 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

                                                                                1999                 1998
                                                                        -----------------     -----------------
      Deferred tax assets:
           Loss carryforwards                                                $    368,000            $  451,000
           Uniform capitalization costs                                           457,000               393,000
           Inventory reserve                                                      271,000               274,000
           Accrued vacation                                                       101,000                97,000
           Allowance for doubtful accounts                                        119,000               102,000
           Other                                                                  103,000                78,000
                                                                        -----------------     -----------------
                                                                                1,419,000             1,395,000
           Valuation allowance                                                   (312,000)             (312,000)

          Deferred tax liabilities:
           Basis difference of property, plant and equipment                     (197,000)             (311,000)
           Other                                                                 ( 20,000)                    -
                                                                        -----------------     -----------------
          Net deferred tax assets                                            $    890,000            $  772,000
                                                                        =================     =================

           Current                                                                992,000             1,083,000
            Long-term                                                            (102,000)             (311,000)
                                                                        -----------------     -----------------
                                                                             $    890,000            $  772,000
                                                                        =================     =================

Deferred tax assets are included under the caption "Prepaid expenses and other." Loss carryforwards consist primarily of investment losses which may be utilized to offset any future taxable gains on the sale of investments. The Company has provided a valuation allowance on the majority of these loss carryforwards as realization of these assets is considered unlikely.

The effective income tax rate differed from the statutory federal income tax rate as follows:

                                                                         Fiscal Year Ended
                                                  -------------------------------------------------------------
                                                         1999                  1998                  1997
                                                  -----------------     -----------------     -----------------
Taxes at statutory federal income tax rate               $  779,000          $  1,955,000            $  908,000
State income taxes, net of federal benefit                  107,000               254,000               157,000
Foreign taxes                                               245,000                     -                     -
Non-deductible amortization of certain intangible
 assets                                                     108,000                72,000                48,000
Utilization of foreign operating loss
 carryforwards                                                    -               (42,000)             (363,000)
Other                                                       (71,000)              (31,000)               22,000
                                                  -----------------     -----------------     -----------------
Taxes at effective income tax rate                       $1,168,000          $  2,208,000            $  772,000
                                                  =================     =================     =================

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Note 11. Industry Segments

During 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker aggregates operating segments based on the type of products produced by the segment. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has two reportable segments with subsegments within one of the main segments. The two reportable segments are as follows: (1) the manufacture and distribution of cathode ray tubes and electron guns in the replacement market and (2) the distribution of electronic parts from foreign and domestic manufacturers. The subsegments within the CRT segment consists of data display CRTs, entertainment (television and projection) CRTs, monitors, and component parts. Foreign operations are not material as the Company's sales and other activities, after intercompany eliminations, are predominantly in the United States.

The accounting policies of the operating segments are the same as those described in Summary of Significant Accounting Policies. Segment amounts disclosed reflect elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of allocated corporate expenses, interest expense and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment. Assets not identifiable to an individual segment are corporate assets, which are primarily comprised of cash and cash equivalents, short-term investments, intangible assets and intercompany amounts, which are eliminated in consolidation.

The following table sets forth net sales, operating profit, depreciation and amortization, capital expenditures, and identifiable assets for each industry segment and applicable subsegments:

                                                                    Fiscal Year Ended
                                             -------------------------------------------------------------
                                                    1999                  1998                  1997
                                             -----------------     -----------------     -----------------
                                                                     (in thousands)
  Net Sales
  CRT segment
   Data display                                     $   11,791          $     13,716            $   12,903
   Entertainment                                        11,651                11,428                 9,063
   Monitors                                             11,311                 8,126                 5,254
   Component parts                                       2,631                 1,032                   965
                                             -----------------     -----------------     -----------------
                                                        37,384                34,302                28,185
  Wholesale Distribution segment                        21,505                23,611                25,680
                                             -----------------     -----------------     -----------------
                                                    $   58,889          $     57,913            $   53,865
                                             =================     =================     =================

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


                                                          1999                  1998                  1997
                                                  -----------------     -----------------     -----------------
                                                                           (in thousands)
Operating Profit (Loss)
CRT segment
    Data display                                         $(1,505)              $   272               $   955
    Entertainment                                          4,525                 5,040                 2,806
    Monitors                                               1,113                 1,426                   472
    Component parts                                         (158)                  159                   (91)
                                                  -----------------     -----------------     -----------------
                                                           3,975                 6,897                 4,142
  Wholesale Distribution segment                            (381)                   44                  (172)
                                                  -----------------     -----------------     -----------------
                                                         $ 3,594               $ 6,941               $ 3,970
                                                  =================     =================     =================

  Depreciation and Amortization
  CRT segment
    Data display                                         $   223               $   147               $   131
    Entertainment                                            203                   227                   278
    Monitors                                                 262                   175                   113
    Component parts                                           75                    70                   108
                                                  -----------------     -----------------     -----------------
                                                             763                   619                   630
  Wholesale Distribution segment                             456                   798                   674
                                                  -----------------     -----------------     -----------------
                                                         $ 1,219               $ 1,417               $ 1,304
                                                  =================     =================     =================

  Capital Expenditures**
  CRT segment
    Data display                                         $   562               $   415               $   145
    Entertainment                                            105                     2                     3
    Monitors                                                 383                    48                 1,126
    Component parts                                        1,606                    11                     7
                                                  -----------------     -----------------     -----------------
                                                           2,656                   476                 1,281
  Wholesale Distribution segment                             152                   188                   720
                                                  -----------------     -----------------     -----------------
                                                         $ 2,808               $   664               $ 2,001
                                                  =================     =================     =================

** Includes additions to fixed assets through business acquisitions in 1999 and 1997

  Identifiable Assets
  CRT segment
    Data display                                         $17,768               $15,879               $15,406
    Entertainment                                          4,791                 5,774                 5,471
    Monitors                                              15,351                 4,707                 4,282
    Component parts                                        2,702                 2,162                 2,361
                                                  -----------------     -----------------     -----------------
                                                          40,612                28,522                27,520
  Wholesale Distribution segment                          11,029                12,060                13,367
                                                  -----------------     -----------------     -----------------
                                                         $51,641               $40,582               $40,887
                                                  =================     =================     =================

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Note 12.  Convertible Subordinated Debentures

The Company issued $2,000,000 in face value, 8% five year convertible subordinated debentures in payment of the acquisition of the stock of Z-Axis. The debentures can be converted at the holder's option into common shares based upon the quoted fair market value on the date such conversion is elected. An additional amount of debentures were potentially due based upon a performance contingency formula during the years ending 1997, 1998 and 1999. Z-Axis did not meet the performance contingency for fiscal years ended 1999, 1998 and 1997. During 1998, $225,000 of these debentures were partially converted into common shares, with the remainder redeemed for cash of $75,000.

Note 13. Benefit Plan

The Company has a defined contribution plan that covers substantially all U.S. employees. Employees may contribute up to 19% of their compensation, as allowed by IRS regulations. At the Company's discretion, employee contributions of up to 4% of their compensation can be matched at 50% by the Company. The Company elected to match 50% of the first 4% of compensation or $75,000 in 1999 , 50% of the first 4% of compensation, or $48,000 in 1998 and 50% of the first 2% of compensation, or $32,000 in 1997.

Note 14.  Commitments and Contingencies

Operating Leases
----------------
The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases. These leases provide that the Company pay taxes, insurance and other expenses on the leased property and equipment. Rent expense under these leases was approximately $1,765,000, $1,294,000 and $1,405,000 in 1999, 1998 and 1997, respectively.

Future minimum rental payments due under these leases are as follows:

          Year                                   Amount
          ----                                   ------
          2000                                $1,345,000
          2001                                 1,014,000
          2002                                   514,000
          2003                                   334,000
          2004                                   264,000
                                              ----------
          Thereafter                             220,000
                                              ----------
                                              $3,691,000
                                              ==========

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


The Company leases five of its manufacturing facilities and certain warehouse space from shareholders and officers under net operating leases expiring at various dates through 2006. Rent expense under these leases totaled approximately $686,000, $662,000 and $661,000 in 1999, 1998 and 1997,
respectively.

Future minimum rental payments due under these leases with related parties are as follows:

          Year                                              Amount
          ----                                              ------
          2000                                          $  639,000
          2001                                             644,000
          2002                                             456,000
          2003                                             322,000
          2004                                             255,000
          Thereafter                                       220,000
                                                        ----------
                                                        $2,536,000
                                                        ==========

Concentrations of Risk and Major Customers
------------------------------------------
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times such cash in banks are in excess of the FDIC insurance limit. During 1999, the Company's sales to any one customer did not exceed 10% of consolidated sales. One of the Company's wholesale electronic parts distributors had sales to one customer that comprised approximately 26% and 28% of that subsidiary's sales in 1999 and 1998, respectively. Also, one of the Company's CRT branches had sales to two customers that comprised 50% and 53% of that subsidiary's sales in 1999 and 1998, respectively. Additionally, other subsidiaries have a few concentrated customers and vendors that could, if lost, negatively effect sales. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 15. Supplemental Cash Flow Information

                                                        1999                  1998                 1997
                                                -------------------    ----------------    ------------------
Cash paid for:
 Interest                                            $1,040,000          $1,333,000            $1,244,000
                                                     ==========          ==========            ==========

 Income taxes, net of refunds                        $3,271,000          $1,471,000            $  708,000
                                                     ==========          ==========            ==========

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Non-cash transactions:

During 1999, the Company purchased certain assets and assumed certain liabilities of MegaScan, Aydin and Wintron and purchased all the common stock of MII, as follows:

 Fair value of the assets acquired                            $ 9,586,000
 Liabilities assumed                                           (1,394,000)
 Stock issued                                                    (446,000)
                                                              -----------
 Cash paid                                                    $ 7,746,000
                                                              ===========

During 1998, $225,000 of the Z-Axis subordinated debentures was converted into 30,000 shares of the Company's common stock at $5 per share and $75,000 in cash.

During 1997, the Company acquired Z-Axis and Teltron as follows:

 Fair value of the assets acquired, including goodwill       $ 4,097,000
 Liabilities assumed                                          (1,134,000)
 Issuance of subordinated debentures                          (2,000,000)
 Issuance of demand note payable                                (900,000)
                                                             -----------
 Cash paid                                                   $    63,000
                                                             ===========

Note 16. Quarterly Data

The following table sets forth selected quarterly consolidated financial data for the years ended February 28, 1999 and 1998, respectively.

                                                                  1999
                             ------------------------------------------------------------------------------------
                                     First                 Second              Third                  Fourth
                                    Quarter                Quarter             Quarter               Quarter
                             -------------------    -------------------    ----------------    ------------------
                                                    (in thousands, except per share amounts)
   Net Sales                      $ 15,039               $ 13,762             $ 13,859              $ 16,229
   Gross profit                      5,558                  5,497                4,765                 4,172
   Net income (loss)                   896                    731                  481                  (986)
   Basic earnings (loss)
      per share                   $   0.22               $   0.19             $   0.12               $ (0.25)
   Diluted earnings (loss)
      per share                   $   0.20               $   0.17             $   0.11               $ (0.25)

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


                                                                      1998
                             ------------------------------------------------------------------------------------
                                     First                 Second            Third Quarter            Fourth
                                    Quarter                Quarter                                   Quarter
                             -------------------    -------------------    ----------------    ------------------
                                                    (in thousands, except per share amounts)
   Net Sales                       $  14,322             $ 14,212             $ 14,185             $  15,194
   Gross profit                        4,977                5,437                5,563                 5,985
   Net income                            512                  886                1,074                 1,068
   Basic earnings per share        $    0.13             $   0.23             $   0.27             $    0.27
   Diluted earnings per share      $    0.12             $   0.21             $   0.25             $    0.24


The summation of quarterly earnings per share may not agree with annual earnings per share.

Note 17. Fourth Quarter Adjustments

During the fourth quarter of 1999, the Company incurred write-downs of inventory totaling $1,208,000 resulting from changes in estimates of realizability of certain products, as well as reserves for obsolescence.

                  Video Display Corporation and Subsidiaries

              Index to Consolidated Financial Statements Schedule


Report of Independent Certified Public Accountants on Financial
 Statements Schedule                                                       F-26


Schedule II - Valuation and Qualifying Accounts and Reserves               F-27

Report of Independent Certified Public Accountants



Video Display Corporation
Tucker, Georgia

The audits referred to in our Report dated May 14, 1999 relating to the Consolidated Financial Statements of Video Display Corporation and subsidiaries which is contained in Item 8 of this Form 10-K, included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) set forth in the Form 10-K. The Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.



                                         BDO Seidman, LLP



Atlanta, Georgia
May 14, 1999

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          Column A               Column B                 Column C                    Column D           Column E
--------------------------------------------------------------------------------------------------------------------
                                                          Additions
                                             ---------------------------------
                                Balance at       Charged to       Charged to                            Balance at
                                 Beginning        Costs and         Other                                 End of
        Description              of Period        Expenses         Accounts          Deductions           Period
--------------------------------------------------------------------------------------------------------------------
Allowance for
doubtful accounts:
     February 28, 1999        $   591,000        $  254,000     $      -        $     264,000(a)      $  581,000
     February 28, 1998        $   468,000        $  128,000     $      -        $       5,000(a)      $  591,000
     February 28, 1997        $   460,000        $   25,000     $      -        $      17,000(a)      $  468,000

Reserve for inventory:
     February 28, 1999        $   770,000        $1,623,000     $      -        $   1,680,000(b)      $  713,000
     February 28, 1998        $   488,000        $  282,000     $      -        $           -         $  770,000
     February 28, 1997        $   266,000        $  250,000     $      -        $      28,000(b)      $  488,000


(a) Uncollectible accounts written off.
(b) Inventory written down or written off.

                                                            Exhibit 21

                           Video Display Corporation
                              Subsidiary Companies


Apex Electronics, Inc.                       Aydin Displays, Inc.
100 Eighth Street                            700 Dresher Road
Passaic, New Jersey                          Horsham, Pennsylvania

Fox International Ltd., Inc.                 Mengel Industries, Inc.
23600 Aurora Road                            3110 West Ridge Pike
Bedford Heights, Ohio                        Sanatoga, Pennsylvania

Southwest Vacuum Devices, Inc.               Video Display Europe B.V.
1868 Tucker Industrial Drive                 Sky Park Schiphol
Tucker, Georgia                              Breguetlaan 15
                                             1438 BA Oude Meer
Vanco International, Inc.                    The Netherlands
1565 Shields Drive
Waukegan, Illinois

Video Display (Europe), Ltd.
Unit 2 Avenue Farm Industrial Estate
Warwickshire, CV37 OHU, England

Video Electronics, S.A. de C.V.
Calle Zinc Sin No.
Garza Garcia N.L.
Mexico

Magna View, Inc.
1240 Profit Drive
Dallas, Texas

Z-Axis, Inc.
15 Eagle Street
Phelps, New York

Teltron Technologies, Inc.
2 Riga Lane
Birdsboro, PA

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:                               VIDEO DISPLAY CORPORATION

May 28, 1999                        By: /s/ Ronald  D. Ordway
                                        ---------------------
                                        Ronald D. Ordway
                                        Chairman of the Board and
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature - Name         Capacity                 Date
     ----------------         --------                 ----

/s/ Ronald D. Ordway          Chief Executive          May 28, 1999
------------------------
Ronald D.  Ordway             Officer & Director

/s/ Erv Kuczogi               President                May 28, 1999
------------------------
Erv Kuczogi                   Director

/s/ Murray Fox                Director                 May 28, 1999
------------------------
Murray Fox

/s/ Carleton E. Sawyer        Director                 May 28, 1999
------------------------
Carleton E. Sawyer

/s/ Carol D. Franklin         Chief Financial Officer  May 28, 1999
------------------------
Carol D. Franklin