Form 10-Q
period 1999-05-31
VIDEO DISPLAY CORP
filed 1999-07-15
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended May 31, 1999                    Commission File Number 0-13394


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


                         Yes    X                  No
                              -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


          Class                                 Outstanding at May 31, 1999
---------------------------                     ---------------------------
Common Stock, No Par Value                                3,991,232

                           VIDEO DISPLAY CORPORATION

                                     INDEX

                                                                       Page
                                                                       ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

            Consolidated balance sheets - May 31, 1999 and
              February 28, 1999                                         3-4

            Consolidated statements of income -
              Three months ended May 31, 1999 and 1998                    5

            Consolidated statements of shareholders' equity -
              May 31, 1999 and February 28, 1999                          6

            Consolidated statements of cash flows - Three months
              ended May 31, 1999 and 1998                               7-8

            Notes to consolidated financial statements -
              May 31, 1999                                             9-11

         Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations                       12-13


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                      14
          Item 2. Changes is Securities                                  14
          Item 3. Defaults upon its Senior Securities                    14
          Item 4. Submission of Matters to a Vote of Security Holders    14
          Item 5. Other Information                                      14
          Item 6. Exhibits and reports on Form 8-K                       14


SIGNATURES

                   Video Display Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                                               May 31,           February 28,
                                                                                1999                 1999
                                                                              UNAUDITED            (NOTE  A)
                                                                            -------------        ------------
Assets
Current assets:
 Cash and cash equivalents (including restricted cash
   of $34,000)                                                              $  1,787,000         $ 2,150,000
 Notes and accounts receivable, less allowance for
   possible losses of $361,000 and $360,000, respectively                      8,995,000           8,022,000
   Costs and earnings in excess of billings on contracts                       1,317,000             952,000
   Inventories (Note B)                                                       28,376,000          28,467,000
   Prepaid expenses and other                                                  1,661,000           1,976,000
                                                                            -------------        ------------
    Total current assets                                                      42,136,000          41,567,000

Property, plant and equipment:
 Land                                                                            540,000             540,000
 Buildings                                                                     4,815,000           4,696,000
 Machinery and equipment                                                      16,081,000          15,453,000
                                                                            -------------        ------------
                                                                              21,436,000          20,689,000
Accumulated depreciation and amortization                                    (14,813,000)        (14,336,000)
                                                                            -------------        ------------
                                                                               6,623,000           6,353,000
Excess of cost over net assets acquired, net of
 accumulated amortization of $1,574,000 and $1,493,000                         2,111,000           2,193,000

Other assets                                                                   1,227,000           1,528,000
                                                                            -------------        ------------

Total assets                                                                $ 52,097,000        $ 51,641,000
                                                                            ============        ============



The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                   May 31,           February 28,
                                                                     1999                1999
                                                                  UNAUDITED            (NOTE A)
                                                                 ------------        -------------

Liabilities and Shareholders' Equity
Current liabilities:
 Revolving lines of credit (Note E)                                2,970,000          $ 2,970,000
 Notes payable to officers and shareholders (Note E)               2,400,000            2,500,000
 Accounts payable                                                  4,954,000            4,875,000
 Accrued liabilities                                               2,442,000            2,982,000
 Current maturities of long-term debt (Note D)                     1,677,000            1,676,000
                                                                 -----------          -----------
Total current liabilities                                         14,443,000           15,003,000

Revolving line of credit (Note E)                                  4,839,000            4,500,000
Long-term debt less current maturities (Note D)                    7,543,000            7,712,000
Convertible subordinated debentures                                1,775,000            1,775,000
Deferred income taxes                                                528,000              102,000
Minority interests                                                   177,000              186,000
                                                                 -----------          -----------
Total liabilities                                                 29,305,000           29,278,000

Commitments and contingencies                                             --                   --

Shareholders' equity
 Preferred stock, no par value - shares authorized 2,000,000;
   none issued and outstanding                                            --                   --
 Common stock, no par value - shares authorized 10,000,000;
   issued and outstanding shares 3,991,000                         3,692,000            3,591,000
Additional paid-in capital                                            92,000               92,000
Retained earnings                                                 20,570,000           20,216,000
Accumulated other comprehensive income                            (1,562,000)          (1,536,000)
                                                                 -----------          -----------
Total shareholders' equity                                        22,792,000           22,363,000
                                                                 -----------          -----------
Total liabilities and shareholders' equity                       $52,097,000          $51,641,000
                                                                 ===========          ===========



The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
                     For the Fiscal Quarters Ended May 31,
                                  (UNAUDITED)

                                                    1999                  1998
                                                ------------          ------------

Net sales                                       $17,526,000           $15,039,000

Cost of goods sold                               11,899,000             9,481,000
                                                -----------           -----------

   Gross profit                                   5,627,000             5,558,000

Operating expenses
 Selling and delivery                             1,498,000             1,141,000
 General and administrative                       3,028,000             2,731,000
                                                -----------           -----------
                                                  4,526,000             3,872,000

   Operating profit                               1,101,000             1,686,000

Other income (expense)
 Interest expense                                  (383,000)             (230,000)
 Other, net                                         (77,000)               14,000
                                                -----------           -----------
                                                   (460,000)             (216,000)

   Income before minority interest                  641,000             1,470,000

Minority interest                                    (7,000)               (1,000)
                                                -----------           -----------

   Income before income taxes                       648,000             1,471,000

Income taxes                                        294,000               575,000
                                                -----------           -----------

   Net income                                   $   354,000           $   896,000
                                                ===========           ===========

Net income per share - basic                    $      0.09           $      0.22
                                                ===========           ===========

Net income per share - diluted                  $      0.09           $      0.20
                                                ===========           ===========

Average shares outstanding - basic                3,991,000             3,926,000
                                                ===========           ===========

Average shares outstanding - diluted              4,413,000             4,479,000
                                                ===========           ===========


The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 28, 1999 and
                       the Three Months Ended May 31, 1999






                                                                            Accumulated                   Current
                                                                               Other       Additional       Year
                                                   Common      Retained    Comprehensive    Paid In    Comprehensive
                                                   Stock       Earnings        Income       Capital        Income
                                                ------------  -----------  --------------  ----------  --------------
Balance at February 28, 1998                     $3,465,000   $19,094,000    $(1,505,000)     $92,000
 Net income for the year                                ---     1,122,000            ---          ---     $1,122,000
 Currency translation adjustment                        ---           ---          2,000          ---          2,000
 Repurchase of common stock                        (508,000)          ---            ---          ---            ---
 Issuance of common stock for business
   acquisitions                                     612,000           ---            ---          ---            ---
 Issuance of common stock under stock
  option plan                                        22,000           ---            ---          ---
 Unrealized loss on marketable equity
  Securities                                           ---            ---        (33,000)         ---        (33,000)
                                                 ---------    -----------   ------------      -------     ----------
Balance at February 28, 1999                     $3,591,000   $20,216,000    $(1,536,000)     $92,000     $1,091,000
                                                 ==========   ===========   ============      =======     ==========

 Issuance of common stock under stock
  option plan                                       101,000           ---            ---          ---
 Net income for quarter                                 ---       354,000            ---          ---     $  354,000
Currency translation adjustment                         ---           ---        (15,000)         ---        (15,000)
Unrealized loss on marketable equity
 Securities                                             ---           ---        (11,000)         ---        (12,000)
                                                 ---------    -----------   ------------      -------     ----------

Balance at May 31, 1999                          $3,692,000   $20,570,000    $(1,562,000)     $92,000     $  327,000
                                                 ==========   ===========    ===========      =======     ==========






The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                           STATEMENTS OF CASH FLOWS
                       For the Three months ended May 31,



                                                           1999          1998
                                                       ------------  -------------
Net cash provided by (used in) operating activities    $   265,000   $   (176,000)

Investing activities
Purchase of property, plant and equipment                 (748,000)      (341,000)
Purchase of assets of Wintron, Inc.                             --       (400,000)
(Increase) decrease in other assets                             --         26,000
                                                       -----------   ------------
Net cash used in investing activities                     (748,000)      (715,000)

Financing activities

Proceeds from long-term debt and lines of credit         5,202,000     12,791,000
Proceeds from exercise of stock option                     100,000         17,000
Proceeds on note receivable                                 33,000         26,000
Payments on long-term debt and lines of credit          (5,199,000)   (12,885,000)
                                                       -----------   ------------
Net cash used in financing activities                      136,000        (51,000)

Effect of exchange rates on cash                           (16,000)        15,000
                                                       -----------   ------------

Net increase (decrease) in cash                           (363,000)      (927,000)

Cash, beginning of period                                2,150,000      2,598,000
                                                       -----------   ------------

Cash, end of period                                    $ 1,787,000   $  1,671,000
                                                       ===========   ============




The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                            STATEMENTS OF CASH FLOWS
                       For the Three Months ended May 31,



                                                                  1999          1998
                                                              ------------  ------------
Reconciliation of Net Earnings from Continuing
   Operations to Net Cash Provided by (Used in)
   Operating Activities

Net earnings from continuing operations                       $   354,000   $   896,000

Adjustments to reconcile net earnings to net cash provided
by operations:
Depreciation and amortization                                     560,000       384,000
Amortized interest on note receivable                              (9,000)       (9,000)
Decrease in allowance for doubtful accounts                         1,000        32,000
Unrealized loss on equity investment                               71,000            --

Changes in operating assets and liabilities net of effects
from acquisitions:
Decrease in accounts receivable                                (1,310,000)       37,000
(Increase) decrease in inventory                                   90,000      (252,000)
(Increase) decrease in prepaid expenses                           502,000        97,000)
Decrease in accounts payable and accrued expenses                   6,000    (1,362,000)
Increase in minority interest                                          --         1,000
                                                              -----------   -----------

Net cash provided by (used in) continuing operations          $   265,000   $  (176,000)
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

The balance sheet at February 28, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of May 31, 1999 and the Consolidated Statement of earnings for the three months ended May 31, 1999 and 1998.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consist of:

                                            May 31,    February 28,
                                             1999         1999
                                          -----------  -----------

Raw materials                             $ 5,560,000  $ 6,136,000
Finished goods                             22,816,000   22,331,000
                                          -----------  -----------
                                          $28,376,000  $28,467,000
                                          ===========  ===========

NOTE C - ACQUISITIONS

In June 1998, the Company purchased the common stock of MII and in November 1998, the Company acquired the assets and assumed certain liabilities of the displays division of Aydin, Inc., and in February 1999 the Company acquired the assets of the MegaScan division of Access Radiology.

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

                                                 First Quarter Ended May 31,
                                                     1999           1998
                                                 -------------  -------------
Net sales                                          $17,526,000   $20,019,000
Earnings from operations                             1,101,000       646,000
Net earnings                                           354,000      (144,000)
Basic earnings per share                           $      0.09   $     (0.04)
                                                   ===========   ===========
Diluted earnings per share                         $      0.09   $     (0.03)
                                                   ===========   ===========


NOTE D - LONG-TERM DEBT

Long-term debt consisted of the following:
                                                                                    May 31,     February 28,
                                                                                     1999          1999
                                                                                  -----------   ------------

Term loan facility; floating interest rate based on an
adjusted LIBOR rate (7.45% as of May 31, 1999),
quarterly principal payments commencing November 1999
and maturing November 2005; collateralized by assets of
Aydin Displays, Inc.                                                               $7,500,000    $7,500,000

Mortgage payable to bank; monthly principal payments
of $13,000 plus interest not to exceed 7.5%, maturing December
2003; collateralized by land and building.                                          774,000       774,000

Term loan facility with bank; monthly payments of $67,000
Including interest at 7.25%, maturing August 1999,
collateralized by certain equipment.                                                 200,000       400,000

Other                                                                                746,000       714,000
                                                                                  ----------    ----------
                                                                                  $9,220,000    $9,388,000
Less current portion                                                               1,677,000     1,676,000
                                                                                  ----------    ----------
                                                                                  $7,543,000    $7,712,000
                                                                                  ==========    ==========


                   Video Display Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE E - LINES OF CREDIT

During early 1998, the Company refinanced its loan agreement ("Agreement") to provide for a $4,500,000 line of credit with its primary bank and $3,500,000 with a second bank secured by substantially all assets of the Company. In conjunction with this refinancing, the Company borrowed $2,800,000 from the CEO to pay down the original line of credit. The Company amended its Primary Line to extend the termination date to July 1, 2000 and to lower the interest rate to a fixed rate of 7.25% per annum. The commitment fee of 1/2% on the unused portion of the Primary line was also eliminated. All other terms of the Primary Line remained the same as the original line of credit. The Secondary Line was extended to July 31, 1999 with the interest rate and all other terms remaining the same, including a commitment fee of 1/2% charged on the unused portion. Borrowings under the Lines are limited by eligible accounts receivable and inventory, as defined. As of May 31, 1999, the outstanding balances on the Primary Line and Secondary Line were $4,839,000 and $2,970,000, respectively. The additional availability under the Primary and Secondary Lines were $661,000 and $59,000, respectively as of May 31, 1999. The Line agreements contain affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth and cash flow coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions.

In May 1999, the Company increased the Primary Line by $1,000,000 to $5,500,000.

The Company does not anticipate problems renewing the line of credit with the second bank.


NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION


                                               May 31,    May 31,
                                                1999        1998
                                              ---------  ----------
Cash paid for:
Interest                                       $383,000  $  230,000
                                               ========  ==========
Income taxes, net of refunds                   $285,000  $1,923,000
                                               ========  ==========


                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

   The following table sets forth, for the three months ended May 31, 1999 and 1998, the percentages which selected items in the Statements of Income bear to total revenues:

                                         Fiscal Quarter Ended May 31,
                                          1999                  1998
                                          ----                  ----
Sales
 CRT and components            $12,870,000    73.4%  $ 9,124,000    60.7%
 Wholesale electronic parts      4,656,000    26.6     5,915,000    39.3
                               -----------   -----   -----------   -----
                                17,526,000   100.0%   15,039,000   100.0%

Cost and expenses
 Cost of goods sold             11,899,000    67.9     9,481,000    63.0
 Selling and delivery            1,498,000     8.5     1,141,000     7.6
 General and administrative      3,028,000    17.3     2,731,000    18.2
                               -----------   -----   -----------   -----
                                16,425,000    93.7    13,353,000    88.8

Income from Operations           1,101,000     6.3     1,686,000    11.2

Interest expense                  (383,000)   (2.2)     (229,000)   (1.5)
Other income (expense)             (70,000)   (0.4)       14,000     ---
                               -----------   -----   -----------   -----

Income before income taxes         648,000     3.7     1,471,000     9.7
Provision  for income taxes        294,000     1.7       575,000     3.8
                               -----------   -----   -----------   -----

Net income                     $   354,000     2.0%  $   896,000     5.9%
                               ===========   =====   ===========   =====

Net Sales
---------

Consolidated net sales increased 16.5% or $2,487,000 for the three months ended May 31, 1999 as compared to the same period one year ago. CRT division sales were up 41.1% or $3,746,000 and the wholesale consumer electronic parts division sales were down 21.3% or $1,259,000.

The net increase in revenues of the CRT division is attributed to the Company's acquisitions and start up locations transacted subsequent to the first quarter of fiscal 1999. The new facilities added $4,998,000 to CRT sales in the first quarter of fiscal 2000 over the same period a year ago. There were offsetting declines within the data display, television, monitor and electron gun and component segments. These declines are due to several factors including the completion of a large data display military contract in the first quarter of fiscal 1999. Fiscal 1999 included a higher volume of sales to one television customer due to a high fill rate of backorders. Fiscal 2000 reflects a return to normal sales levels for that customer. Monitor sales, excluding acquisitions, were down slightly in the first quarter of fiscal 2000 as Z-Axis completed its move into its newly constructed facility.

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

Gross margins
-------------

Consolidated gross profit margins decreased from 37% to 32.1% for the quarter May 31, 1998 compared to May 31, 1999. The CRT division posted an decrease from 38.3% to 29.6% while the wholesale consumer parts division increased from 34.5% to 39.1% for the comparable periods.

The CRT margins are lower in the comparative quarters primarily due to the addition of the new locations, most of whom operated at lower margins than the CRT division has typically incurred. These margins should begin to improve as the Company allocates resources and eliminates duplicate overhead.

Operating expenses
------------------

Operating expenses increased $654,000 or 16.9% from a year ago, but as a percentage of sales the remained flat. Excluding the operating expenses incurred by the new locations, expenses would have reflected a decline of $445,000.

Interest expense
----------------

Interest expense increased $154,000 in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The increase of expense is attributed to the increased borrowings incurred as the result of the Company's acquisitions in the 4th quarter of fiscal 1999.

Income taxes
------------

The effective tax rate for the first quarter of fiscal 2000 was 45% compared to 39.1% for the same period one year ago. The major portion of this increase is related to the losses incurred in the first quarter of fiscal 2000 of the Company's European subsidiaries for which a benefit has not been reflected.

Foreign currencies
------------------

During 1998 the Company began reporting its Mexican subsidiary on the basis that the functional currency is the US dollar. Any exchange gains or losses are reflected in the Company's income statements. There were no significant gains or losses for the current period reported.

Liquidity and capital resources
-------------------------------

The Company's working capital was $27,477,000 at May 31, 1999 compared to $17,148,000 at May 31, 1998. $7,556,000 of the increase of $10,329,000 is due to the acquisition of assets completed in the third quarter of fiscal 1999. The balance of the increase is related to ongoing operations increasing inventory, collecting receivables and reducing operating liabilities without increasing lines of credit.

The Company does not anticipate significant capital expenditues for fiscal 2000.

                                    PART II


Item 1.  Legal Proceedings

         No new legal proceedings or material changes in existing litigation occurred during the quarter ending May 31, 1999.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

         The Company filed a report on Form 8-K on December 2, 1998 regarding the acquisition of Aydin Displays. An amended Form 8-K will be filed, which will include audited proforma information, when applicable financial information is gathered.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                  VIDEO DISPLAY CORPORATION


July 14, 1999                 By:  /s/ Ronald D. Ordway
                                   -----------------------------------
                                   Ronald D. Ordway
                                   Chief Executive Officer



                              By:  /s/ Carol D. Franklin
                                   -------------------------------------
                                   Carol D. Franklin
                                   Chief Financial Officer and Secretary