Form 10-Q
period 1999-08-31
VIDEO DISPLAY CORP
filed 1999-10-19
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended August 31, 1999                 Commission File Number 0-13394


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


                             Yes    X     No  ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


           Class                        Outstanding at August 31, 1999
--------------------------              ------------------------------
Common Stock, No Par Value                         3,991,232

                           VIDEO DISPLAY CORPORATION

                                     INDEX

                                                                                         Page
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

           Consolidated balance sheets - August 31, 1999 and
            February 28, 1999                                                              3-4

           Consolidated statements of income -
            Fiscal quarter and six months ended August 31, 1999 and 1998                     5

           Consolidated statements of shareholders' equity and comprehensive income -
            Twelve months ended February 28, 1999 and the six months
            ended August 31, 1999                                                            6

           Consolidated statements of cash flows - Six months
            ended August 31, 1999 and August 31, 1998                                      7-8

           Notes to consolidated financial statements -
            August 31, 1999                                                               9-11

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                     12-14



PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                          15
         Item 2. Changes in Securities                                                      15
         Item 3. Defaults upon its Senior Securities                                        15
         Item 4. Submission of Matters to a Vote of Security Holders                        15
         Item 5. Other Information                                                          15
         Item 6. Exhibits and reports on Form 8-K                                           15


SIGNATURES

                  Video Display Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                                     August 31,        February 28,
                                                                                        1999               1999
                                                                                     UNAUDITED           (NOTE A)
                                                                                     ---------           --------
Assets
Current assets:
   Cash and cash equivalents (including restricted cash
        of $34,000)                                                               $  3,016,000        $  2,150,000
   Notes and accounts receivable, less allowance for
      possible losses of $361,000 and $360,000                                       9,008,000           8,022,000
   Costs and earnings in excess of billings on contracts                             1,166,000             952,000
   Inventories                                                                      26,886,000          28,467,000
   Prepaid expenses                                                                  1,671,000           1,976,000
                                                                                  ------------        ------------
Total current assets                                                                41,747,000          41,567,000

Property, plant and equipment:
   Land                                                                                540,000             540,000
   Buildings                                                                         4,855,000           4,696,000
   Machinery and equipment                                                          16,191,000          15,453,000
                                                                                  ------------        ------------
                                                                                    21,586,000          20,689,000
Accumulated depreciation and amortization                                          (14,937,000)        (14,336,000)
                                                                                  ------------        ------------
                                                                                     6,649,000           6,353,000
Excess of cost over net assets acquired, net of
   accumulated amortization of $1,654,000 and
   $1,493,000                                                                        2,032,000           2,193,000

Other assets                                                                         1,213,000           1,528,000
                                                                                  ------------        ------------

Total assets                                                                      $ 51,641,000        $ 51,641,000
                                                                                  ============        ============


The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                     August 31,        February 28,
                                                                                        1999               1999
                                                                                     UNAUDITED           (NOTE A)
                                                                                     ---------           --------
Liabilities and Shareholders' Equity
Current liabilities:
   Revolving lines of credit  (Note E)                                             $ 2,970,000         $ 2,970,000
   Notes payable to officers and shareholders (Note E)                               2,500,000           2,500,000
   Accounts payable                                                                  4,967,000           4,875,000
   Accrued liabilities                                                               2,675,000           2,982,000
   Current maturities of long-term debt (Note D)                                     1,677,000           1,676,000
                                                                                   -----------         -----------
Total current liabilities                                                           14,789,000          15,003,000

Revolving line of credit (Note E)                                                    4,579,000           4,500,000
Long-term debt less current maturities (Note D)                                      7,317,000           7,712,000
Convertible subordinated debentures                                                  1,775,000           1,775,000
Deferred income taxes                                                                  102,000             102,000
Minority interests                                                                     173,000             186,000

Commitments and contingencies                                                               --                  --

Shareholders' equity
   Preferred stock, no par value - shares authorized 2,000,000;
      none issued and outstanding                                                           --                  --
   Common stock, no par value - shares authorized 10,000,000;
      issued and outstanding shares 3,991,000                                        3,692,000           3,591,000
Additional paid-in capital                                                              92,000              92,000
Retained earnings                                                                   20,661,000          20,216,000
Accumulated other compehensive income                                               (1,538,000)         (1,536,000)
                                                                                   -----------         -----------
Total shareholders' equity                                                          22,906,000          22,363,000
                                                                                   -----------         -----------
Total liabilities and shareholders' equity                                         $51,641,000         $51,641,000
                                                                                   ===========         ===========


The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               Quarter Ended August 31,         Six Months Ended August 31,
                                                 1999             1998             1999            1998
                                                 ----             ----             ----            ----
Net sales                                    $15,706,000       $13,762,000      $33,232,000    $28,801,000

Cost of goods sold                            10,893,000         8,265,000       22,792,000     17,746,000
                                             -----------       -----------      -----------    -----------

     Gross profit                              4,813,000         5,497,000       10,440,000     11,055,000

Operating expenses:
  Selling and delivery                         1,452,000         1,121,000        2,950,000      2,262,000
  General and administrative                   2,911,000         2,853,000        5,939,000      5,584,000
                                             -----------       -----------      -----------    -----------
                                               4,363,000         3,974,000        8,889,000      7,846,000

     Operating profit                            450,000         1,523,000        1,551,000      3,209,000

Other income (expense)
  Interest expense                              (374,000)         (214,000)        (757,000)      (444,000)
  Other, net                                     (44,000)         (106,000)        (121,000)       (92,000)
                                             -----------       -----------      -----------    -----------
                                                (418,000)         (320,000)        (878,000)      (536,000)

     Income (loss) before minority interest       32,000         1,203,000          673,000      2,673,000

Minority interest expense (income)                (4,000)           (7,000)         (11,000)        (8,000)
                                             -----------       -----------      -----------    -----------

     Income before income taxes                   36,000         1,210,000          684,000      2,681,000

Income tax expense (benefit)                     (55,000)          479,000          239,000      1,054,000
                                             -----------       -----------      -----------    -----------

     Net Income                              $    91,000       $   731,000      $   445,000    $ 1,627,000
                                             ===========       ===========      ===========    ===========

Basic earnings per share of common stock     $      0.02       $      0.19      $      0.11    $      0.41
                                             ===========       ===========      ===========    ===========

Fully diluted earnings per share of
    common stock                             $      0.02       $      0.17      $      0.11    $      0.37
                                             ===========       ===========      ===========    ===========

Basic weighted average shares outstanding      3,964,000         3,942,000        3,964,000      3,942,000
                                             ===========       ===========      ===========    ===========

Fully diluted weighted average shares
    outstanding                                4,392,000         4,479,000        4,392,000      4,479,000
                                             ===========       ===========      ===========    ===========

The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                             COMPREHENSIVE INCOME
               For the Twelve Months Ended February 28, 1999 and
                     the Six Months Ended August 31, 1999

                                                                              Accumulated                          Current
                                                                                 Other          Additional           Year
                                              Common          Retained       Comprehensive       Paid In        Comprehensive
                                              Stock           Earnings          Income           Capital            Income
                                              -----           --------          ------           -------            ------
Balance at February 28,1998                $ 3,465,000      $19,094,000       $(1,505,000)       $ 92,000        $      ---
  Net income for the year                    1,122,000              ---         1,122,000             ---         1,122,000
  Currency translation adjustment                  ---              ---             2,000             ---             2,000
  Repurchase of common stock                  (508,000)             ---               ---             ---               ---
  Issuance of common stock for business
     acquisitions                              612,000              ---               ---             ---               ---
  Issuance of common stock under
     stock option plan                          22,000              ---               ---             ---               ---
  Unrealized loss on marketagle equity
     securities                                    ---              ---           (33,000)            ---           (33,000)
                                           -----------      -----------     -------------       ---------        ----------
Balance at February 28, 1999               $ 3,591,000      $20,216,000     $  (1,536,000)      $  92,000        $1,091,000

  Issuance of common stock under stock
     option plan                               101,000              ---               ---             ---               ---
  Net income for period                            ---          445,000               ---             ---           445,000
  Currency translation adjustment                  ---              ---            13,000             ---            13,000
  Unrealized loss on marketable equity
     securities                                    ---              ---           (15,000)            ---           (15,000)
                                           -----------      -----------     -------------       ---------        ----------
Balance at August 31, 1999                 $ 3,692,000      $20,661,000     $  (1,538,000)      $  92,000        $  443,000
                                           ===========      ===========     =============       =========        ==========

                           Video Display Corporation
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Six months ended August 31,


                                                                                    1999                1998
                                                                                    ----                ----
Net cash provided by (used in) operating activities                           $    1,989,000        $    521,000

Investing activities
Purchase of property, plant and equipment                                           (897,000)           (701,000)
Purchase of assets of Wintron, Inc.                                                       --            (400,000)
Purchase of stock of MII                                                                  --             (50,000)
(Increase) decrease in other assets                                                   18,000            (174,000)
                                                                              --------------        ------------
Net cash used in investing activities                                               (879,000)         (1,325,000)

Financing activities
Proceeds from long-term debt and lines of credit                                   5,308,000          20,789,000
Proceeds from exercise of stock option                                               100,000              22,000
Repurchase of common stock                                                                --             (93,000)

Proceeds on note receivable                                                           29,000              51,000
Payments on long-term debt and lines of credit                                    (5,692,000)        (20,365,000)
                                                                              --------------        ------------
Net cash used in financing activities                                               (255,000)            404,000

Effect of exchange rates on cash                                                      11,000                  --
                                                                              --------------        ------------

Net increase (decrease) in cash                                                      866,000            (400,000)

Cash, beginning of period                                                          2,150,000           2,598,000
                                                                              --------------        ------------

Cash, end of period                                                           $    3,016,000        $  2,198,000
                                                                              ==============        ============


Noncash transactions
Issuance of company stock for equity investment in Infodex                    $           --        $     93,000
Issuance of company stock in conjunction of investment in MII                 $           --        $    446,000
                                                                              --------------        ------------
                                                                              $           --        $    539,000
                                                                              ==============        ============



The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Six Months ended August 31,


                                                                                   1999                 1998
                                                                                   ----                 ----
Reconciliation of Net Earnings from Continuing
    Operations to Net Cash Provided by (Used in)
    Operating Activities

Net earnings from continuing operations                                          $    445,000      $   1,627,000

Adjustments to reconcile net earnings to net cash provided
by operations:
Depreciation and amortization                                                         762,000            808,000
Amortized interest on note receivable                                                 (18,000)           (18,000)
Decrease in allowance for doubtful accounts                                             2,000             51,000
Unrealized loss on equity investment                                                  103,000

Changes in operating assets and liabilities net of effects
from acquisitions:
(Increase) decrease accounts receivable                                            (1,137,000)           382,000
(Increase) decrease in inventory                                                    1,581,000         (1,345,000)
(Increase) decrease in prepaid expenses                                               396,000            104,000
Increase (decrease) in accounts payable and accrued expenses                         (145,000)        (1,080,000)
Increase (decrease) in minority interest                                                   --             (8,000)
                                                                                 ------------      -------------

Net cash provided by (used in) continuing operations                             $  1,989,000      $     521,000
                                                                                 ============      =============



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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of August 31, 1999 and the Consolidated Statement of earnings for the six months ended August 31, 1999 and 1998.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consist of:
                                      August 31,          February 28,
                                        1999                 1999
                                        ----                 ----

Raw materials                       $  3,427,000          $  6,136,000
Finished goods                        23,459,000            22,331,000
                                    ------------          ------------
                                    $ 26,886,000          $ 28,467,000
                                    ============          ============

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

                                                     Three months ended                Six months ended
                                                         August 31,                       August 31,
                                                   1999             1998            1999             1998
                                                   ----             ----            ----             ----
Net sales                                      $ 15,706,000    $ 18,351,000      $ 33,232,000    $ 39,046,000
Earnings from continuing operations                 450,000        (348,000)        1,551,000          61,000
Net earnings                                   $     91,000    $ (1,140,000)          445,000    $ (1,521,000)
                                               ============    ============      ============    ============
Basic earnings per share                       $       0.02    $      (0.28)     $       0.11    $      (0.38)
                                               ============    ============      ============    ============
Fully diluted earnings per share               $       0.02    $      (0.28)     $       0.11    $      (0.35)
                                               ============    ============      ============    ============

NOTE D - LONG-TERM DEBT

Long-term debt consisted of the following:                               August 31,            February 28,
                                                                           1999                    1999
                                                                           ----                    ----
Term loan facility; floating interest rate based on an
Adjusted LIBOR rate (8.0% as of August 31, 1999),
Quarterly principal payments commencing November 1999
And maturing November 2005; collateralized by assets of
Aydin Display, Inc.                                                   $  7,500,000             $  7,500,000

Mortgage payable to bank; monthly principal payments of
$13,000 plus interest not to exceed 7.5% maturing
December 2003; collateralized by land and building.                        774,000                  774,000

Term loan facility with bank; monthly payments of
$67,000 including interest at 7.25%, maturing August
1999, collateralized by certain equipment.                                      --                  400,000

Other                                                                      720,000                  714,000
                                                                      ------------             ------------
                                                                      $  8,994,000             $  9,388,000
Less current portion                                                     1,677,000                1,676,000
                                                                      ------------             ------------
                                                                      $  7,317,000             $  7,712,000
                                                                      ============             ============

                           Video Display Corporation
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E - LINES OF CREDIT

During early 1998, the Company refinanced its loan agreement ("Agreement") to provide for a $4,500,000 line of credit with its primary bank and $3,500,000 with a second bank secured by substantially all assets of the Company. In conjunction with this refinancing, the Company borrowed $2,800,000 from the CEO to pay down the original line of credit. The Company amended its Primary Line to extend the termination date to July 1, 2000 and to lower the interest rate to a fixed rate of 7.25% per annum. The commitment fee of 1/2% on the unused portion of the Primary line was also eliminated. All other terms of the Primary Line remained the same as the original line of credit. The Secondary Line was extend to October 31, 1999 with the interest rate and all other terms remaining the same, including a commitment fee of 1/2% charged on the unused portion. Borrowing under the Lines are limited by eligible accounts receivable and inventory, as defined. As of August 31, 1999, the outstanding balances on the Primary Line and Secondary Line were $4,579,000 and $2,970,000, respectively. The additional availability under the Primary and Secondary Lines were $921,000 and $59,000, respectively as of August 31, 1999. The Line agreements contain affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth and cash flow coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions.

In May 1999, the Company increased the Primary Line by $1,000,000 to $5,500,000.

The Company does not anticipate problems renewing the line of credit with the second bank.

Also, in the second quarter, the Company borrowed $100,000 from a Director. The note is payable upon demand and accrues interest at prime plus one percent.

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

                                           August 31,          August 31,
                                             1999                 1998
                                             ----                 ----

Cash paid for:
Interest                                 $   681,000           $  668,000
                                         ===========           ==========
Income taxes, net of refunds             $   304,000           $  776,000
                                         ===========           ==========


NOTE G - SUBSEQUENT EVENTS

On September 30, 1999, the Company sold 100% of the stock of Vanco International, Inc. to a privately held Illinois company for approximately $2.4 million. Vanco, a distribution company, had sales of $1,836,000 and $2,068,000 for the six months ended August 31, 1999 and 1998, respectively.

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following table sets forth, for the six months ended August 31, 1999 and 1998, the percentages which selected items in the Statements of Income bear to total revenues:

                                                              Fiscal Quarter                   Six Months
                                                             Ended August 31,                Ended August 31,
                                                           1999             1998           1999            1998
                                                           ---------------------           --------------------
Sales
    CRT and components                                        72.1%         62.2%             72.8%        61.4%
    Wholesale electronic parts                                27.9          37.8              27.2         38.6
                                                           -------       -------           -------      -------
                                                             100.0%        100.0%            100.0%       100.0%

Cost and expenses
    Cost of goods sold                                        69.4%         60.1%             68.5%        61.6%
    Selling and delivery                                       9.2           8.1               8.9          7.9
    General and administrative                                18.5          20.7              17.9         19.4
                                                           -------       -------           -------      -------
                                                              97.1          88.9              95.3         88.9

Income from Operations                                         2.9          11.1               4.7         11.1

Interest expense                                              (2.4)         (1.6)             (2.3)        (1.5)
Other income (expense)                                        (0.3)         (0.7)             (0.3)        (0.3)
                                                           -------       -------           -------      -------
Income before income taxes                                     0.2           8.8               2.1          9.3
Provision for income taxes                                    (0.4)          3.5               0.8          3.7
                                                           -------       -------           -------      -------
Net income                                                     0.6%          5.3%              1.3%         5.6%
                                                           =======       =======           =======      =======

Net Sales
---------

Consolidated net sales increased $1,944,000 and $4,431,000 for the three and six months ended August 31, 1999 as compared to August 31, 1998. CRT division sales were up $2,753,000 or 32.2% and $6,500,000 or 36.5% for the three and six month comparative periods. The wholesale consumer electronic parts division sales were down $809,000 or 15.6% and $2,068,000 or 18.6% for the same comparative periods.

The net increase in CRT division sales is primarily attributable to internal growth of the Company's newest divisions, Aydin Displays and MegaScan which combined added $3,719,000 and $8,287,000 to the three and six month period ended August 31, 1999 as compared to one year ago. The offsetting declines in sales of $966,000 and $1,787,000 for the three and six month comparative periods are spread across the CRT division segments. The largest six month decline of approximately $1.1 was within the television CRT segment. Volume declines have occurred where customer backlog demands have been met.

The decline in revenues from the wholesale consumer electronic parts segment is attributed to a reduction in sales to major electronics distributors during the periods compared. The Company continues to seek other opportunities to increase higher margin consumer electronic sales including a voice activated electronic parts ordering system and implementation of a world wide web parts inquiry and order system.

Subsequent to August 31, 1999, the Company sold its Vanco International, Inc. subsidiary. Comparative sales for the three and six month periods ended August 31, 1999 and 1998 were $883,000 and $996,000 and $1,836,000 and $2,068,000, respectively. The sale of this subsidiary reinforces the Company's intent to focus its growth on the display based businesses.

Gross margins
-------------

Consolidated gross margins declined from 38.4% to 31.4% for the six months ended August 31, 1999 as compared to August 31, 1998. CRT division margins were lower in the comparative six month period by 10.8%. The decline in margins is the result of several factors. The newest acquisition, Aydin Displays, added $7.4 million of sales, but at a lower profit margin than other CRT segments have historically provided. Subsequent to the acquisitions last year, the Company has realigned several of its manufacturing locations in order to streamline production and to consolidate and reduce manufacturing overhead costs. In the process of this reorganization there has been increased costs as materials have been relocated and personnel trained. Order backlog has increased as the manufacturing locations adjust to the volume and expenses related to the relocated production lines.

The Company is planning to consolidate additional facilities in the Data Display segment and is reviewing its foreign operating facilities for additional cost cutting opportunities in an effort to enhance future operating margins.

Operating expenses
------------------

Operating expenses as a percentage to sales has decreased to 27.7% from 28.8% for the three months comparative periods and to 26.8% from 27.3% for the six month comparative periods. The wholesale consumer parts division reduced operating expenses $536,000 for the six months ended August 31, 1999 compared to one year ago. The wholesale division has eliminated two locations and has reduced personnel at its home office in response to the overall decline of sales in that division. CRT division operating expenses had a net increase of $1,580,000 including an increase of $1,794,000 for its newest acquisition.

Interest expense
----------------

Interest expense increased $160,000 and $313,000 for the three and six month comparative periods. The majority of the increase is attributed to the $7,500,000 debt incurred in conjunction with the Aydin acquisition. In August the Company paid off the term note with its primary bank and subsequent to August 31, 1999, the Company sold one of its subsidiaries for $2.4 million which has reduced its outstanding debt.

Income taxes
------------

The effective tax rate for the six months ended August 31, 1999 was 34.9% as compared to 39.3% for the same period one year ago. An income tax benefit from foreign operation losses is the primary reason for the decline.

Liquidity and capital resources
-------------------------------

Working capital has increased $394,000 from $26,564,000 to $26,958,000. The increase is a result of normal changes due to ongoing operations.

The Company will be required to refinance its revolving line with its secondary bank in the third quarter of fiscal 2000. The Company is not anticipating any problems with the renegotiation. The Company does not anticipate any significant capital acquisitions for the balance of fiscal 2000.

Subsequent to August 31, 1999, the Company sold a subsidiary for $2.4 million. The cash received has reduced the Company's outstanding debt.

Year 2000 Risks
---------------

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

The assessment stage has been completed within the Company and a determination of non-compliant systems has been made. At this point, all hardware and software has been categorized as critical or non-critical. All critical hardware and operating systems are compliant with the exception of the Company's newest location which should be compliant by December 1, 1999. All non-critical software will be phased out or replaced by November 1, 1999. All technological systems are compliant.

The costs incurred by the Company for the upgrades of hardware and software are estimated at $500,000 of which $200,000 were incurred in fiscal 1999. Other internal time incurred for the labor and management of the project are not tracked separately, but are not estimated to be material to the profits for the year. A part of these estimated costs would have been incurred regardless of the Year 2000 issue as a part normal technological enhancements.

The Company's risks associated with the Year 2000 issue and any potential impact on future earnings may be affected by our customers' and suppliers' readiness to meet year 2000 requirements. The Company has surveyed its critical customers and suppliers and while the responses are continually updated, it does not appear that there are any significant Year 2000 issues with these parties.
Based on the assessments completed thus far, the Company expects that should any of our suppliers and vendors fail to meet Year 2000 requirements, the financial impact and any resulting liabilities would be minimal. The Company is still developing its contingency plans should it fail to meet its requirements.

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

                                    PART II


Item 1.   Legal Proceedings

          No new legal proceedings or material changes in existing litigation occurred during the quarter ending August 31, 1999.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other information

          None

Item 6.   Exhibits and Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the six months ended August 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.




                                     VIDEO DISPLAY CORPORATION


October 18, 1999                     By: /s/ Ronald D. Ordway
                                         ----------------------------------
                                         Ronald D. Ordway
                                         Chief Executive Officer



                                     By: /s/ Carol D. Franklin
                                         ----------------------------------
                                         Carol D. Franklin
                                         Chief Financial Officer and Secretary