Form 10-Q
period 1999-11-30
VIDEO DISPLAY CORP
filed 2000-01-18
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 1999            Commission File Number 0-13394


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


                 Yes   X                       No   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


              Class                           Outstanding at November 30, 1999
----------------------------------            --------------------------------
    Common Stock, No Par Value                            3,913,132

                            VIDEO DISPLAY CORPORATION

                                      INDEX

                                                                       Page

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements (unaudited)

             Consolidated balance sheets - November 30, 1999 and
               February 28, 1999                                        3-4

             Consolidated statements of income -
               Fiscal quarter and nine months ended November 30,
               1999 and 1998                                              5

             Consolidated statements of shareholders' equity and
               comprehensive income - Twelve months ended
               February 28, 1999 and the nine months ended
               November 30, 1999                                          6

             Consolidated statements of cash flows - Nine months
               ended November 30, 1999 and 1998                         7-8

             Notes to consolidated financial statements -
               November 30, 1999                                       9-11

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations             12-14



PART II.   OTHER INFORMATION

           Item 1. Legal Proceedings                                     15
           Item 2. Changes is Securities                                 15
           Item 3. Defaults upon its Senior Securities                   15
           Item 4. Submission of Matters to a Vote of Security Holders   15
           Item 5. Other Information                                     15
           Item 6. Exhibits and reports on Form 8-K                      15


SIGNATURES

                   Video Display Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                  November 30,        February 28,
                                                                                      1999               1999

                                                                                   UNAUDITED           (NOTE A)
                                                                                   ---------            ------
Assets
Current assets:
   Cash and cash equivalents (including restricted cash
        of $34,000)                                                               $  2,793,000        $  2,150,000
   Notes and accounts receivable, less allowance for
      possible losses of $316,000 and $360,000                                      10,264,000           8,022,000
   Cost and earnings in excess of billings on contract                                 376,000             952,000
   Inventories (Note B)                                                             25,917,000          28,467,000
   Prepaid expenses and deferred income taxes                                        1,537,000           1,976,000
                                                                                 -------------         -----------
Total current assets                                                                40,887,000          41,567,000

Property, plant and equipment:
   Land                                                                                540,000             540,000
   Buildings                                                                         4,879,000           4,696,000
   Machinery and equipment                                                          15,318,000          15,453,000
                                                                                    ----------          ----------
                                                                                    20,737,000          20,689,000
Accumulated depreciation and amortization                                          (14,357,000)        (14,336,000)
                                                                                   -----------         -----------
                                                                                     6,380,000           6,353,000

Excess of cost over net assets acquired, net of
   accumulated amortization of $1,739,000 and
   $1,493,000                                                                        1,947,000           2,193,000

Other assets                                                                         1,367,000           1,528,000
                                                                                  ------------        ------------

Total assets                                                                       $50,581,000         $51,641,000
                                                                                   ===========         ===========

The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        November 30,          February 28,
                                                                            1999                  1999
                                                                          UNAUDITED             (NOTE A)
                                                                        -------------         -------------
Liabilities and Shareholders' Equity
Current liabilities:
 Lines of credit (Note D)                                                $ 2,970,000           $ 2,970,000
 Notes payable to officers and shareholders (Note D)                       2,400,000             2,500,000
 Accounts payable                                                          5,148,000             4,875,000
 Accrued liabilities                                                       2,804,000             2,982,000
 Current maturities of long-term debt (Note D)                             1,678,000             1,676,000
                                                                         -----------           -----------
Total current liabilities                                                 15,000,000            15,003,000

Line of credit                                                             3,266,000             4,500,000
Long-term debt (Note D)                                                    7,248,000             7,712,000
Subordinated debentures                                                    1,775,000             1,775,000
Deferred income taxes                                                        103,000               102,000
Minority interests                                                           172,000               186,000

Commitments and contingencies                                                    ---                   ---

Shareholders' equity
 Preferred stock, no par value - shares authorized 2,000,000;
   none issued and outstanding                                                   ---                   ---
 Common stock, no par value - shares authorized 10,000,000;
   issued and outstanding shares 3,913,000                                 3,380,000             3,591,000
Additional paid-in capital                                                    92,000                92,000
Retained earnings                                                         21,090,000            20,216,000
Accumulated other comprehensive income                                    (1,545,000)           (1,536,000)
                                                                         -----------           -----------
Total shareholders' equity                                                23,017,000            22,363,000
                                                                         -----------           -----------
Total liabilities and shareholders' equity                               $50,581,000           $51,641,000
                                                                         ===========           ===========

The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       Quarter Ended November 30,                Nine Months Ended November 30,
                                                           1999           1998                        1999           1998
                                                       ------------   ------------               --------------  ------------
Net sales                                               $14,565,000   $13,859,000                  $47,797,000   $42,660,000

Cost of goods sold                                       10,063,000     9,094,000                   32,855,000    26,840,000
                                                        -----------   -----------                  -----------   -----------

     Gross profit                                         4,502,000     4,765,000                   14,942,000    15,820,000

Operating expenses:
  Selling and delivery                                      814,000     1,091,000                    3,764,000     3,353,000
  General and administrative                              3,314,000     2,827,000                    9,253,000     8,411,000
                                                        -----------   -----------                  -----------   -----------
                                                          4,128,000     3,918,000                   13,017,000    11,764,000

     Operating profit                                       374,000       847,000                    1,925,000     4,056,000

Other income (expense)
  Interest expense                                         (404,000)     (242,000)                  (1,161,000)     (686,000)
  Gain on sale of subsidiary (Note C)                       436,000           ---                      436,000           ---
Other, net                                                   33,000       147,000                      (88,000)       55,000
                                                        -----------   -----------                  -----------   -----------
                                                             65,000       (95,000)                    (813,000)     (631,000)

     Income before minority interest                        439,000       752,000                    1,112,000     3,425,000

Minority interest expense (income)                           (2,000)       (5,000)                     (13,000)      (13,000)
                                                        -----------   -----------                  -----------   -----------

     Income before income taxes                             441,000       757,000                    1,125,000     3,438,000

Income taxes                                                 12,000       276,000                      251,000     1,330,000
                                                        -----------   -----------                  -----------   -----------

  Net Income                                            $   429,000   $   481,000                  $   874,000   $ 2,108,000
                                                        ===========   ===========                  ===========   ===========

Basic earnings per share of common stock                $      0.11   $      0.12                  $      0.22   $      0.54
                                                        ===========   ===========                  ===========   ===========

Fully diluted earnings per share of
    common stock                                        $      0.11   $      0.11                  $      0.22   $      0.49
                                                        ===========   ===========                  ===========   ===========

Basic weighted average shares outstanding                 3,969,000     3,940,000                    3,969,000     3,940,000
                                                        ===========   ===========                  ===========   ===========
Fully diluted weighted average shares
    outstanding                                           4,392,000     4,427,000                    4,392,000     4,427,000
                                                        ===========   ===========                  ===========   ===========

The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
               For the Twelve Months Ended February 28, 1999 and
                     the Nine Months Ended November 30, 1999


                                                                            Accumulated                   Current
                                                                               Other       Additional       Year
                                                   Common      Retained    Comprehensive    Paid In    Comprehensive
                                                   Stock       Earnings        Income       Capital        Income
                                                ------------  -----------  --------------  ----------  --------------
Balance at February 29, 1998                     $3,465,000   $19,094,000    $(1,505,000)     $92,000  $         ---
 Net income for year                                    ---     1,122,000            ---          ---      1,122,000
  Currency translation adjustment                       ---           ---          2,000          ---          2,000
  Repurchase of common stock                       (508,000)          ---            ---          ---            ---
  Issuance of common stock for
     business acquisitions                          612,000           ---            ---          ---            ---
  Issuance of common stock under stock
     option plan                                     22,000           ---            ---          ---            ---
  Unrealized loss on marketable equity
     securities                                         ---           ---        (33,000)         ---        (33,000)
                                                 ----------   -----------    -----------   ----------     ----------
Balance at February 28, 1999                     $3,591,000   $20,216,000    $(1,536,000)     $92,000     $1,091,000

  Issuance of common stock under stock
     option plan                                    100,000           ---            ---          ---            ---
  Repurchase of 78,000 shares of
     common stock                                  (311,000)          ---            ---          ---            ---
  Net income for period                                 ---       874,000            ---          ---        874,000
  Currency translation adjustment                       ---           ---            ---          ---            ---
  Unrealized loss on marketable equity
     securities                                         ---           ---         (9,000)         ---         (9,000)
                                                 ----------   -----------    -----------   ----------     ----------

Balance at November 30, 1999                     $3,380,000   $21,090,000    $(1,545,000)     $92,000     $  865,000
                                                 ==========   ===========    ===========   ==========     ==========

                           Video Display Corporation
                            STATEMENTS OF CASH FLOWS
                     For the Nine Months ended November 30,

                                                                     1999           1998
                                                                 -------------  -------------
Net cash provided by operating activities                        $  1,928,000   $  1,045,000

Investing activities
Purchase of property, plant and equipment                          (1,034,000)    (1,486,000)
Purchase of assets of Wintron, Inc.                                       ---       (400,000)
Purchase of stock of MII                                                  ---        (50,000)
Purchase of Aydin Corporation assets                                      ---     (6,438,000)
Proceeds on sale of subsidiary (Note C)                             1,784,000            ---
Purchase of investment                                                    ---         (4,000)
Increase in other assets                                              (43,000)      (374,000)
                                                                 ------------   ------------
Net cash used in investing activities                                 707,000     (8,752,000)

Financing activities
Proceeds from long-term debt, lines of credit and notes            12,010,000     36,934,000
Proceeds from exercise of stock option                                100,000         22,000
Repurchase of common stock                                           (311,000)      (509,000)
Proceeds on note receivable                                            84,000         77,000
Payments on long-term debt and lines of credit                    (13,875,000)   (28,384,000)
                                                                 ------------   ------------
Net cash provided by (used in) financing activities                (1,992,000)     8,140,000

Effect of exchange rates on cash                                          ---          8,000
                                                                 ------------   ------------

Net increase in cash                                                  643,000        441,000

Cash, beginning of period                                           2,150,000      2,598,000
                                                                 ------------   ------------

Cash, end of period                                              $  2,793,000   $  3,039,000
                                                                 ============   ============

Noncash transactions
Issuance of company stock for equity investment in Infodex       $        ---         93,000
Issuance of company stock in conjunction of investment in MII             ---        446,000
                                                                 ------------   ------------
                                                                 $        ---   $    539,000
                                                                 ============   ============

The accompanying notes are an integral part of these statements.

                           Video Display Corporation
                            STATEMENTS OF CASH FLOWS
                     For the Nine Months ended November 30,

                                                                   1999          1998
                                                               ------------  ------------
Reconciliation of Net Earnings from Continuing
   Operations to Net Cash Provided by
   Operating Activities

Net earnings from continuing operations                        $   874,000   $ 2,108,000

Adjustments to reconcile net earnings to net cash provided
by operations:
Depreciation and amortization                                    1,059,000     1,048,000
Amortized interest on note receivable                              (27,000)      (27,000)
(Decrease) increase in allowance for doubtful accounts             (43,000)       61,000
Loss in equity earnings of investee                                103,000         5,000
Gain on sale of subsidiary, net of reserve                        (432,000)          ---

Changes in operating assets and liabilities net of effects
from acquisitions:
(Increase) decrease in accounts receivable                      (1,834,000)      475,000
(Increase) decrease in inventory                                 1,654,000    (1,726,000)
Decrease in prepaid expenses                                       439,000        60,000
(Increase) decrease in accounts payable and accrued expenses       149,000      (947,000)
Increase (decrease) in minority interest                           (14,000)     ( 12,000)
                                                               -----------   -----------

Net cash provided by continuing operations                     $ 1,928,000   $ 1,045,000
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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of November 30, 1999 and the Consolidated Statement of income for the nine months ended November 30, 1999 and 1998.

NOTE B - INVENTORIES

Inventories are stated at the lower of  cost (first in, first out) or market.



Inventories consist of:

                           November 30,  February 28,
                               1999          1999
                           ------------  ------------
Raw materials               $ 3,272,000   $ 6,136,000
Finished goods               22,645,000    22,331,000
                            -----------   -----------
                            $25,917,000   $28,467,000
                            ===========   ===========

NOTE C - ACQUISITIONS AND SALE OF SUBSIDIARY STOCK

In June 1998, the Company purchased the common stock of MII and in November 1998, the Company acquired the assets and assumed certain liabilities of the displays division of Aydin, Inc., and in February 1999 the Company acquired the assets of the MegaScan division of Access Radiology.

The following table summarized the unaudited pro forma consolidated results of operations of the Company, assuming the acquisitions and dispositions had occurred at the beginning of the following fiscal period. The pro forma financial information is not necessarily indicative of what would have occurred had the acquisitions been made as of that date, nor is it indicative of future results of operations.

                  Video Display Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, amortization of the excess of the purchase price over the net assets acquired interest expense and income taxes.

                                              Three months ended             Nine months ended
                                                 November 30,                  November 30,
                                              1999          1998            1999          1998
                                              ----          ----            ----          ----
Net sales                                  $14,565,000  $17,732,000      $47,797,000   $53,080,000
Earnings from continuing operations        $   374,000  $   251,000      $ 1,925,000   $   218,000
Net earnings (loss)                        $   429,000  $  (115,000)         874,000   $(1,730,000)
Basic earnings (loss) per share            $      0.11  $     (0.03)     $      0.22   $     (0.43)
Fully diluted earnings (loss) per share    $      0.11  $     (0.03)     $      0.22   $     (0.43)

In September 1999, the Company sold its investment in the common stock of its subsidiary, Vanco International, Inc., for cash proceeds of $1,784,000. The Company has recognized a capital gain of $432,000 net of a $90,000 reserve for purchase price settlements utilizing a capital loss carry forward, the net after tax earnings is $391,000 or $0.09 fully diluted earnings per share.


NOTE D - LONG-TERM DEBT


Long-term debt consisted of the following:                   November 30,  February 28,
                                                                 1999          1999
                                                             ----------    -----------
Term loan facility; floating interest rate based on an
  adjusted LIBOR rate (8.5% as of November 30, 1999),
  quarterly principal payments commencing December
  1999 and maturing November 2005; collateralized by
  assets of Aydin Displays, Inc.                               $7,500,000    $7,500,000

Mortgage payable to bank; monthly principal payments of
  $13,000 plus interest not to exceed 7.5% maturing
  December 2003; collateralized by land and
  building.                                                       757,000       774,000

Term loan facility with bank; monthly payments of $67,000
  including interest at 7.25%, maturing August 1999;
  collateralized by certain equipment.                                ---       400,000

Other                                                             669,000       714,000
                                                               ----------  ------------

                                                               $8,926,000    $9,388,000
Less current portion                                            1,678,000     1,676,000
                                                               ----------  ------------
                                                               $7,248,000    $7,712,000
                                                               ==========  ============

                  Video Display Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E - LINES OF CREDIT

During early 1998, the Company refinanced its loan agreement ("Agreement") to provide for a $4,500,000 line of credit with its primary bank and $3,500,000 with a second bank secured by substantially all assets of the Company. In conjunction with this refinancing, the Company borrowed $2,800,000 from the CEO to pay down the original line of credit. The Company amended its Primary Line to extend the termination date to July 1, 2000 and to lower the interest rate to a fixed rate of 7.25% per annum. The commitment fee of 1/2% on the unused portion of the Primary line was also eliminated. All other terms of the Primary Line remained the same as the original line of credit. The Secondary Line was extended to January 15, 2000 with the interest rate and all other terms remaining the same, including a commitment fee of 1/2% charged on the unused portion. Borrowing under the Lines are limited by eligible accounts receivable and inventory, as defined. As of November 30, 1999, the outstanding balances on the Primary Line and Secondary Line were $3,266,000 and $2,970,000, respectively. The additional availability under the Primary and Secondary Lines were $2,234,000 and $59,000, respectively as of November 30, 1999. The Line agreements contain affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth and cash flow coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions.

In May 1999, the Company increased the Primary Line by $1,000,000 to $5,500,000.

The Company does not anticipate problems in placing the line of credit with the second bank that expires January 15, 2000.

During the current fiscal year, the Company has borrowed $200,000 from a Director. The note is payable upon demand and accrues interest at prime plus one percent. Additionally, the Company has repaid $300,000 to the CEO.


NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

                                  November 30,  November 30,
                                     1999          1998
                                     ----          ----
Cash paid for:
Interest                          $1,161,000    $  242,000
                                  ==========    ==========
Income taxes, net of refunds      $  337,000    $3,140,000
                                  ==========    ==========

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

   The following table sets forth, for the nine months ended November 30, 1999 and 1998, the percentages which selected items in the Statements of Income bear to total revenues:

                                                 Fiscal Quarter                      Nine Months
                                                Ended November 30,                 Ended November 30,
                                              1999            1998               1999            1998
                                            -----------------------            ------------------------
Sales
 CRT and components                          74.5%            61.7%                73.3%         61.5%
 Wholesale electronic parts                  25.5             38.3                 26.7          38.5
                                            -----            -----                -----         -----
                                            100.0%           100.0%               100.0%        100.0%
Cost and expenses
 Cost of goods sold                          69.1%            65.6%                68.7%         62.9
 Selling and delivery                         5.6              7.9                  7.9           7.9
 General and administrative                  22.8             20.4                 19.4          19.7
                                            -----            -----                -----         -----
                                             97.5             93.9                 96.0          90.5

Income from Operations                        2.5              6.1                  4.0           9.5

Interest expense                             (2.7)            (1.7)                (2.4)         (1.6)
Other income (expense)                        3.2              1.1                  0.8           0.1
                                            -----            -----                -----         -----

Income before income taxes                    3.0              5.5                  2.4           8.0
Provision  for income taxes                   0.1              2.0                  0.6           3.1
                                            -----            -----                -----         -----

Net income                                    2.9%             3.5%                 1.8%          4.9%
                                            =====            =====                =====         =====

Net Sales
---------

Consolidated net sales increased $706,000 or 5.1% and $5,137,000 or 12.0% for the three months and nine months ended November 30, 1999 as compared to the same periods ended November 30, 1998. Net sales for the CRT division increased $2,308,000 or 27.0% and $8,806,000 or 33.6% for the three and nine months ended November 30, 1999 as compared to one year ago. Net sales for the wholesale division decreased $1,603,000 or 30.2% and $3,669,000 or 22.3% for the three and nine months ended November 30, 1999 as compared to one year ago.

The net increases of sales in the CRT division is primarily attributed to the internal growth of the Company's newest acquisitions added in the fourth quarter of fiscal year ended February 1999. Those acquisitions added $3,742,000 and $12,029,000 to the three and nine month periods ended November 1999 over the same periods one year ago. The offsetting declines of approximately $1,434,000 for the quarter ended and $3,223,000 for the nine months ended November 30, 1999 are spread across all of the CRT division segments. In the nine month comparative periods the entertainment display segment declined $1,693,000, the data display segment declined $605,000, the monitor segment declined $363,000 and the components segment declined $562,000. Within the television segment, declines can be traced to decreased volume as a result of fulfillment of a customer backlog demand.

The decline in revenues in the wholesale parts division includes a decline in the sales of the Company's Vanco International, Inc. ("Vanco") subsidiary which was sold September 30, 1999. Included in the three and nine month sales ended November 30, 1999 were $295,000 and $2,130,000, respectively, pertaining to Vanco. The same period one year reflected sales for Vanco of $1,034,000 and $3,101,000. The remaining declines in the wholesale parts segment of $864,000 for the quarter and $2,698,000 for the nine months ended November 30, 1999 as compared to November 30, 1998 is primarily the result of declines in revenues from reduction of orders from major electronics distributors who have sought alternative methods of stocking including direct buys from the major manufacturers.

Gross margins
-------------

Consolidated gross margins declined from 34.4% to 30.9% for the three month comparative periods ended November 30, 1999 and 1998 and from 37.1% to 31.3% for the same nine month comparative periods. The CRT division margins were down 9.2% for the comparative nine month periods primarily due to one of the Company's newest CRT division acquisitions, Aydin Displays. Aydin Displays has provided $10,748,000 in sales but at a lower gross margin than the other CRT segment locations have historically provided. During the last quarter of fiscal 1999 and through this nine month period to date, the Company has realigned several of its manufacturing locations within the CRT divisions in efforts to streamline its production, provide for better plant utilization, and to reduce production overhead costs. During this process, costs have been incurred as materials have had to be relocated and personnel trained. Order backlog, which has been reduced during the third quarter, still remains as a result of the manufacturing locations adjusting to volume changes and the expenses related thereto.

Operating expenses
------------------

Operating expenses are flat both in dollars and percentage of sales for the three and nine month comparative periods ended November 30, 1999. Included in these expenses is $2,765,000 for the nine months that relate to newly added locations. The wholesale parts division has reduced $780,000 of operating expenses in the nine month comparative period through the elimination of two locations and a reduction of home office personnel.

Interest expense
----------------

Interest expense has increased $162,000 and $475,000 for the three and nine month comparative periods, respectively. The increase can be attributed to the interest due on the $7,500,000 debt that was entered into in conjunction with the Aydin Displays acquisition.

During the second quarter of the current fiscal year, the Company paid off the term note with its primary bank and on September 30, 1999 the Company sold its subsidiary, Vanco International, and used the proceeds to pay down its revolver.

Income taxes
------------

The effective tax rate for the nine months ended November 30, 1999 was 22.3% as compared to 38.7% one year ago. There is a tax benefit of $123,000 or 10.9% reflected in the nine months ended November 30, 1999 attributed to a capital loss carry forward that is to be applied to the $432,000 capital gain realized on the sale of the Company's subsidiary, Vanco International, Inc. An additional benefit from foreign operation losses is also reflected.

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

Liquidity and capital resources
-------------------------------

Working capital declined from $26,564,000 as of February 28, 1999 to $25,887,000 as of November 30, 1999. The declines are primarily attributed to the sale of Vanco whereby the proceeds received were applied to the revolver which is classified as long term debt. Other changes are attributed to normal ongoing operations.

The Company is in the process of renegotiating its revolving line with its secondary bank. The Company does not anticipate problems placing the revolver with a bank.

The Company does not anticipate significant capital acquisitions for the balance of fiscal year 2000.

Year 2000 Disclosure
--------------------

As of the date of the filing of this report, the Company has not experienced any issues arising from the Year 2000 issue. All internal processing, production, and receipt of goods from outside suppliers has occurred without problem. The Company will continue to monitor the progress as we reach other critical dates including the first month end processing and the leap year, but at this time the Company has no indications that any problem will arise.

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

                                    PART II


Item 1.   Legal Proceedings

          No new legal proceedings or material changes in existing litigation occurred during the quarter ending November 30, 1999.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other information

          None

Item 6.   Exhibits and Reports on Form 8-K

          None

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        VIDEO DISPLAY CORPORATION


January 17, 2000                    By: /s/ Ronald D. Ordway
                                        -------------------------------
                                        Ronald D. Ordway
                                        Chief Executive Officer



                                    By: /s/ Carol D. Franklin
                                        -------------------------------
                                        Carol D. Franklin
                                        Chief Financial Officer and Secretary