Form 10-K405
period 2000-02-29
VIDEO DISPLAY CORP
filed 2000-05-30
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20552

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      Commission file number
February 29, 2000                                    0-13394

                           VIDEO DISPLAY CORPORATION
             (Exact name of registrant as specified in its charter)

Georgia                                             58-1217564
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

             1868 Tucker Industrial Drive, Tucker, Georgia  30084
             (address of principal executive offices and zip code)

Registrant's telephone number, including area code:            (770) 938-2080

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at May 19, 2000 is $13,342,371.

The number of shares outstanding of the registrant's Common Stock as of May 19, 2000 is 3,789,567.

                  DOCUMENTS INCORPORATED BY REFERENCE HEREIN

Certain exhibits which were filed with the Securities and Exchange Commission as part of the registrant's Registration Statement on Form S-18 (Commission File No. 2-94626-A) are incorporated by reference into Part IV.

Portions of the proxy statement for the annual 2000 shareholders meeting are incorporated by reference into Part III.

                                    PART I

ITEM 1. BUSINESS

General

Video Display Corporation (the "Company") is a leading supplier of a complete range of Display Products and component parts for the Display industry. Its product line consists of a wide variety of electron optic parts for original equipment manufacturers ("OEMs"), cathode ray tube ("CRTs") and monitor manufacturers. The Company manufactures monochrome and color CRTs for medical, military, industrial and television applications and high and low-end monochrome and color CRT and AMLCD monitor displays for specialty high performance and ruggedized requirements. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. The Company's operations are principally located in the U.S.; however, the Company does have subsidiary operations located in Mexico, the U.K. and the Netherlands.


Description of Principal Business

Video Display Corporation was incorporated in the State of Connecticut in 1975, and through a tax-free reorganization became a Georgia corporation in 1984. The Company began its operations as a single recycling plant in Stone Mountain, Georgia providing replacement CRTs for color and black/white television sets. Beginning in 1983, with the growth of the computer industry, the Company expanded to meet the needs of the replacement market for computer monitors and other data display screens. To accomplish this objective, the Company acquired production equipment and customers from other smaller CRT remanufacturers. In fiscal 1993, the Company, through its Mexican subsidiary Video Electronics S.A. de C.V. ("Video Electronics"), obtained the CSA (Canadian Standards Association) and UL (Underwriters Laboratory) safety approvals for its recycled products.
The Company and its plants in Louisiana, Pennsylvania, Georgia, Texas, New York, Connecticut, Florida, Massachusetts, Mexico, the U.K. and the Netherlands combine to form an international CRT-OEM manufacturing and distribution network with recycling capabilities and years of OEM production experience.

During fiscal 2000, in order to support the data display segment, the Company opened offices in Wolcott, Connecticut and in Cape Canaveral, Florida. The Florida location (Display Systems) will provide custom CRT solutions for training rooms, board rooms, teleconferencing, flight training simulators, command and control centers, air traffic control, ship simulators, process status displays and integrated home theater. The Wolcott, Connecticut location (VDC Wolcott) offers high-resolution monochrome displays for use in medical and military applications.

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

In September 1998, the Company opened an office in the Netherlands, Video Display Europe, B.V. ("VDC Europe"). This was done to more efficiently service customers in mainland Europe.

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

In fiscal 1996, the Company acquired the assets and assumed certain of the liabilities of Teltron Technologies, Inc. ("Teltron") and the stock of Z-Axis, Inc. ("Z-Axis"). Teltron is involved in the development and production of new and recycled camera and CRTs and special purpose sensors. Teltron's products are used in camera tube applications including nuclear inspection, UV sensing, x-ray and astronomy; military applications including avionics instrument displays, marine radar displays, helmet mounted displays, vehicular displays, and target monitoring image tubes; and in CRT applications including OEM displays, flying spot scanners, photo typesetting and electrostatic deflection tube applications. Z-Axis is involved in the design and production of color and monochrome video display monitors. Z-Axis' monitors are used in industrial control, medical instruments, test equipment, visual aid devices, on-board tracking systems, point-of-sale terminals and naval tactical displays.

Subsequent to fiscal year end 2000, the Company has acquired the common stock of Lexel Imaging Systems, Inc. ("Lexel") of Lexington, Kentucky and has reached an agreement to acquire the Electro Optical division of Imaging and Sensing Technology ("IST") in Horseheads, New York. Lexel has developed specialized processes used in manufacturing a wide range of monochrome CRTs for commercial
and military programs.   The acquisition of the Electro Optical division of IST
will be through Lexel, and will provide a product line that includes specialty CRTs used to produce computer generated graphics, high quality photography and medical diagnostic images. Other applications include displays for armored vehicles.

The Company, through its acquisitions of Southwest Vacuum Devices, Inc. ("Southwest") located in Atlanta, Georgia and the majority of the outstanding shares of Apex Electronics, Inc. ("Apex") of Passaic, New Jersey, is involved in the manufacturing, marketing and distribution of electron guns and related hardware. The electron gun is the main component of a CRT and these companies give Video Display the ability to supply virtually all of its electron gun requirements. In fiscal 2001, the Company is consolidating the Southwest and Apex locations by relocating the Apex inventory and manufacturing operations to Georgia.

In the late 1980's, the Company entered the market of wholesale distribution of consumer electronic parts and consumer products and accessories with the acquisitions of Fox International Ltd., Inc. ("Fox") of Cleveland, Ohio and Vanco International, Inc. ("Vanco") of Chicago, Illinois. Fox later added locations in Chicago, Illinois; Dallas, Texas; Setauket, New York and Orlando, Florida by acquiring assets and existing leases of operating distributors. Upon acquiring these locations, Fox increased the total inventory lines and implemented the Company's operating policies so that all locations of Fox operate on a similar basis. Subsequently, with the investment in the phone and electronic ordering system, Fox has closed the New York, Illinois and Florida locations and handles its customers' requirements from the Ohio and Texas locations. Fox is involved in the wholesale distribution of consumer electronic parts for most major U.S. and foreign electronic manufacturers. In September 1999, the Company sold Vanco in efforts to concentrate its assets within the display products business.

Video Display Corporation continues to explore opportunities to expand the products offered in the display industry. This expansion will be achieved by adding new products to its inventory or by acquiring existing companies which enhance the Company's position in the display industry. Research and development primarily consists of establishing the interchangeability of products from various manufacturers and when advantageous, manufacturing products to replace original electronic parts.

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

The Company also distributes new CRTs and other electronic tubes purchased from original manufacturers, both domestic and international. Some of these manufacturers offer large quantities of overstocked original manufactured tubes from time to time at significant price reductions. The Company acquires these tubes when the existing replacement market demonstrates adequate future demand and the purchase price allows a reasonable profit for the risk. However, these purchased inventories sometimes do not turn as quickly as other inventories. In fiscal 2000, distribution of new CRTs purchased from domestic and foreign manufacturers accounted for approximately seventy percent (70%) of the Company's data display CRT sales.

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

The Company's monitor operations are conducted at Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Teltron); Horsham, Pennsylvania (Aydin); Sanatoga, Pennsylvania (MII); Billerica, Massachusetts (MegaScan); Wolcott, Connecticut (VDC Wolcott); Cape Canaveral, Florida (Display Systems); and subsequent to fiscal year end 2000, Lexington, Kentucky (Lexel).

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

The electron gun division markets electron gun component parts to OEMs who manufacture high resolution and specialty tubes for unique applications. The majority of electron guns produced by this division is consumed internally among the Company's own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $483,000 for fiscal 2000 and $520,000 for fiscal 1999 and 1998, respectively.

Electron gun sales are historically dependent upon the demand by domestic and foreign television CRT remanufacturers. The Company continues to seek alternative, growth-oriented markets to fully utilize its electron gun and component assembly facilities.

The Company, through its acquisition of Wintron located in Howard, Pennsylvania, has added another component parts manufacturer to its CRT family of products. Wintron produces flyback transformers, coils and power transformers. Intercompany sales transactions were $14,000 and $20,000 for fiscal 2000 and 1999, respectively; but may become more significant as the Company's monitor segment grows.

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

The Company also imported, packaged and distributed consumer electronic accessories for mobile and home audio, video, telephone, CB radio and general electronic usage through Vanco of Waukegan, Illinois. In September 1999, the Company sold its subsidiary, Vanco, in efforts to concentrate its assets within the display businesses.

Research and Development

The objectives of the Company's research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its products by implementing new developments in cathode ray and electron optic technology. The Company's commercial and military divisions continue their research and development in advanced infrared imaging ("FLIR"). Recently, the Company has funded additional FLIR research in partnership with the University of Rhode Island. Potential future markets for FLIR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. Through fiscal 2000 the Company has not incurred significant costs for basic research or new product development and therefore, has not segregated them as a separate item but are included in the consolidated financial statements as a part of costs of goods sold. As the Company continues to increase its development of new technology, these costs will be monitored and separately categorized, if material.

Employees

As of February 29, 2000, the Company employed a total of 474 persons on a full time basis. Of these, 103 are employed in executive, administrative, and clerical positions, 39 are employed in sales and distribution, and 332 are employed in manufacturing operations. Of the Company's 474 employees, 115 are employed at the Company's Mexican subsidiary. Fourteen employees are represented by a union. The Company believes its employee relations to be satisfactory.

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

Compared to domestic manufacturing prices on new CRTs, the Company's prices are competitive due to lower manufacturing costs associated with recycling the glass portion of previously used tubes which the

Company obtains at a fraction of the cost of new glass. The Company has, to date, been able to maintain competitive pricing with respect to imported CRTs because, generally, the CRT replacement market is characterized by customers requiring a variety of types of CRTs in quantities not sufficiently large enough to absorb the additional transportation costs incurred by foreign CRT manufacturers.

The Company believes it has a competitive advantage and is sole source in providing many of its CRTs to the customer base of its Teltron and Lexel (purchased subsequent to February 29, 2000) subsidiaries as these operations have been providing reliable products and services to these customers for more than 30 years.

The Company believes that it has a competitive advantage in the monitor industry due to its flexibility to handle lower volume orders as well as its ability to provide internally produced component parts. As a result, the Company can offer more customization in the design and engineering of new products.

With the Company's acquisition of Lexel and the new operations of Display Systems and VDC Wolcott, the Company has become one of the leading suppliers within the specialty CRT and monitor markets especially in the military and medical imaging industries.

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

ITEM 2.  PROPERTIES

The Company leases its corporate headquarters at 1868 Tucker Industrial Drive in Tucker, Georgia (within the Atlanta metropolitan area) and occupies approximately 10,000 square feet of the total 59,000 square feet at this location. The remainder is utilized as warehouse and assembly facilities. This location, as well as several others, is leased from related parties at current market rates. See "Item 13 - Certain Relationships and Related Transactions".

The following table details manufacturing, warehouse, and administrative facilities:

      Location                      Square Feet     Lease Expires
      --------                      -----------     -------------

CRT and Electron Gun Manufacturing
      and Warehouse Facilities
----------------------------------

Tucker, Georgia                        59,000       October 31, 2003
Stone Mountain, Georgia                51,000       Month to Month
Stone Mountain, Georgia                45,000       December 31, 2001
Tucker, Georgia                        40,000       January 2, 2006
White Mills, Pennsylvania             110,000       Company Owned
Bossier City, Louisiana                26,000       Company Owned
Passaic, New Jersey                    15,000       Month to Month
Dallas, Texas                          24,000       January 31, 2001
Monterrey, Mexico                     129,000       Month to Month
Alcester, England                       4,000       March 1, 2005
Lye, England                            4,800       February 28, 2003
Herts, England                          1,250       September 1, 2001
Phelps, New York                       20,000       Month to Month
Birdsboro, Pennsylvania                10,000       Company Owned
Phelps, New York                       32,000       Company Owned
Howard, Pennsylvania                   19,000       Company Owned
Sanatoga, Pennsylvania                  4,200       Month to Month
Horsham, Pennsylvania                  84,000       March 31, 2002
Billerica, Massachusetts                7,900       March 31, 2001
Wolcott, Connecticut                   21,000       Month to Month (1)
Cape Canaveral, Florida                15,600       January 17, 2003

Wholesale Electronic Parts Distribution
---------------------------------------

Solon, Ohio                            19,000       November 30, 2001
Bedford Heights, Ohio                  60,000       Company Owned
Richardson, Texas                      10,000       Month to Month

(1) Company owned effective March 2000


ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fiscal year ended February 29, 2000.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS


The Company's common stock is traded on the over-the-counter market under the symbol VIDE.

The following table shows the range of prices for the Company's common stock as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") for each quarterly period beginning on March 1, 1998.

                                                              For Fiscal Years Ended
                                      --------------------------------------------------------------------
                                               February 29, 2000                 February 28, 1999
                                      --------------------------------------------------------------------
Quarter Ended                                High              Low             High              Low
-------------
May                                          $6.375           $3.938          $12.250           $9.500
August                                        5.438            4.125           12.250            7.000
November                                      5.000            3.750            8.750            5.250
February                                      4.500            3.313            8.500            5.188

There were approximately 1,055 holders of record of the Company's common stock as of May 19, 2000.

The Company has issued options to purchase shares of its common stock. For more specific information concerning the outstanding options, see "Item 11 - Executive Compensation" and the notes to the consolidated financial statements.

The Company has not paid dividends in the past. Payment of dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors which the Board of Directors may deem appropriate. The Company is restricted by certain loan agreements regarding the payout of dividends, as further described in the notes to the consolidated financial statements.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data with respect to the Company's last five fiscal years.

Data relating to the five fiscal years ended February 29, 2000 is derived from the Consolidated Financial Statements, which have been audited by BDO Seidman, LLP, independent certified public accountants, appearing elsewhere in this Report or in previous reports. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company, the notes thereto and the report thereon included elsewhere in this Report.

                                                                    For Fiscal Years Ended
                                             ------------------------------------------------------------------
                                                 Feb. 29     Feb. 28,     Feb. 28,      Feb. 28,     Feb. 29,
                                                   2000        1999         1998          1997         1996
                                             ------------------------------------------------------------------
                                                            (In Thousands, Except Per Share Data)
Income Statement Data
Net sales                                          $63,838      $58,889      $57,913       $53,865      $48,112
Operating profit                                     2,713        3,594        6,941         3,970        3,704
Net income                                             705        1,122        3,541         1,898        1,779
                                             ------------------------------------------------------------------

Net income per share - basic                       $  0.18      $  0.28      $  0.90       $  0.49      $  0.45
Net income per share - diluted                     $  0.18      $  0.27      $  0.82       $  0.47      $  0.45
Average number of shares
  outstanding - basic                                3,923        3,941        3,921         3,907        3,968
Average number of shares
  outstanding - diluted                              4,361        4,448        4,455         4,197        3,969
                                             ------------------------------------------------------------------

Balance Sheet Data (at year end)
Total assets (b)                                   $49,657      $51,641      $40,582       $40,887      $34,419
Working capital (b)                                 21,862       26,564       16,441        13,784       11,996
Long-term obligations (a) (b)                        8,477       13,987        2,791         3,962        2,340

(a) Includes convertible debentures of $1,775,000 in fiscal 2000, 1999 and 1998 and $2,000,000 in 1997.
(b) Includes the impact of the Vanco disposition in 2000 and the Aydin acquisition in 1999.

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

Results of Operations

The following table sets forth, for the fiscal years indicated, the percentages which selected items in the Statements of Income bear to total revenues:

                                                2000                         1999                       1998
                                       ------------------------     ------------------------     ----------------------
                                                              (in thousands, except percentages)
                                          Amount         %              Amount         %            Amount          %
Sales:
CRT segment
 Data display CRTs                        $10,319       16.2 %         $11,791       20.0 %         $13,716       23.7 %
 Entertainment CRTs                         9,350       14.6            11,651       19.8            11,428       19.7
 Electron guns and components               2,029        3.2             2,631        4.5             1,032        1.8
 Monitors                                  25,430       39.8            11,311       19.2             8,126       14.0
Wholesale distribution segment
 Consumer electronic parts                 16,710       26.2            21,505       36.5            23,611       40.8
                                       ---------------------        ---------------------        ---------------------
                                           63,838      100.0            58,889      100.0            57,913      100.0
                                       ---------------------        ---------------------        ---------------------

Costs and expenses:
Cost of goods sold                         43,522       68.2            38,897       66.1            35,951       62.1
Selling and delivery                        5,058        7.9             4,749        8.1             4,258        7.3
General and administrative                 12,545       19.6            11,649       19.7            10,763       18.6
                                       ---------------------        ---------------------        ---------------------
                                           61,125       95.7            55,295       93.9            50,972       88.0
                                       ---------------------        ---------------------        ---------------------
Operating profit                            2,713        4.3             3,594        6.1             6,941       12.0
                                       ---------------------        ---------------------        ---------------------

Interest expense                           (1,515)      (2.4)           (1,161)      (2.0)           (1,222)      (2.0)
Other income (expense), net                  (178)      (0.3)             (143)      (0.2)               30        0.0
                                       ---------------------        ---------------------        ---------------------
Income before income taxes                  1,020        1.6             2,290        3.9             5,749       10.0
Provision for income taxes                    315        0.5             1,168        2.0             2,208        3.8
                                       ---------------------        ---------------------        ---------------------
Net income                                $   705        1.1 %         $ 1,122        1.9 %         $ 3,541        6.2 %
                                       =====================        =====================        =====================


Fiscal 2000 Compared to Fiscal 1999

Net Sales

Consolidated net sales for fiscal 2000 increased $4,949,000 or 8.4% over fiscal 1999 net sales. CRT division segment sales increased $9,744,000 or 26.1% over fiscal 1999 while the wholesale parts segment declined $4,795,000 or 22.3%

Within the CRT segment, data display CRT sales were down $1,472,000 or 12.5%; entertainment CRT sales were down $2,301,000 or 19.7%; the electron gun/component parts segment was down $602,000 or 22.9%; and the monitor division was up $14,119,000 or 125%.

The decline in data display CRTs is attributed to several factors. Projection tube rework done for OEM manufacturers in our Monterrey, Mexico facility, involving the cleaning and polishing of bulbs, was down $245,000 from the comparative period. Additionally, a one time sale in fiscal 1999 of $360,000 was not repeated in fiscal 2000. A second factor for data display declines involves customers switching over to high resolution color products where the replacement needs for high resolution color tubes have not yet impacted data display sales. Lastly, several third party customers have withdrawn from the monitor repair business which also contributed to the decline.

Entertainment sales declines are directly related to the sales volumes of major television retailers. Their sales as well as the number of extended warranties sold and the size of sets sold directly impact the entertainment division sales. This division continues to seek alternative sales sources including offshore sales for smaller size television CRTs until the domestic market demand increases for larger tubes (32" and up). Fiscal 1999 reflected the completion of backorders for one larger television retailer, Zenith. The later part of 1999 and fiscal 2000 represented a more normal volume for this customer.

Electron gun and component part sales declines are attributed to two primary factors. In mid fiscal 1999, the Company began the relocation and consolidation of Apex Electronics into the Southwest Vacuum facility. Sales for the Apex location were down $180,000 during this time. Sales at the Wintron location were down $494,000 during the comparative periods. This location had many customers who stocked up on inventory just prior to the Company's purchase of Wintron's assets because they anticipated that the Wintron location was going out of business. Thus, continuing sales to those customers were negatively impacted.

The 125% growth in the monitor division is attributed to a full year's revenue for two acquisitions completed in late fiscal 1999, Aydin and MegaScan. That increase accounts for $13,953,000 (98.8%) of the $14,119,000 reflected above. The remainder of the increase was due to increased volume at the existing locations.

The wholesale parts segment decline was impacted by the sale of Vanco in September 1999. Vanco sales in fiscal 2000 were $2,130,000 compared to $4,085,000 reported in fiscal 1999. The balance of the decline is attributed primarily to the decline in sales at Fox to major electronics distributors of $1,875,000 or 8.7% of fiscal 1999 total wholesale parts segment sales. Additionally, this subsidiary continued to see trends of small distribution and consumer shops being absorbed or eliminated by larger discount chains. There also was a decline of end user consumer sales in fiscal 2000.

Gross Margins

Consolidated gross profit margins percentages decreased 6.2% in 2000 from 33.9% to 31.8%. CRT division margins declined 7.0% from 32.8% in fiscal 1999 to 30.5% in fiscal 2000. Wholesale parts margins remained essentially the same for the comparative periods.

The CRT division margin declines are primarily attributed to Aydin. Aydin, acquired in late fiscal 1999, has added $12,261,000 to sales in fiscal 2000 but at a lower margin (22.9%) than the other CRT division segments have historically provided. This decrease in margins was offset somewhat by an approximate $714,000 decrease in inventory provisions from 1999 to 2000.

During the last quarter of fiscal 1999, throughout fiscal 2000 and into fiscal 2001 the Company has been realigning several manufacturing locations within the CRT division in efforts to streamline its production, provide for better plant utilization, and to reduce production overhead costs. During this time additional costs have been incurred as materials and equipment have had to be relocated and personnel trained. Order backlog, though reduced by year end 2000, still remains as a result of the manufacturing locations adjusting to volume changes and the expenses related thereto.

Operating Expenses

Operating expenses are up $1,205,000 in the comparative periods but are essentially unchanged as a percentage of sales. Included in these increases is $3,197,000 related to the Company's recent acquisitions. The wholesale parts division has reduced expenses by $1,676,000 which includes the sale of Vanco and the elimination of two Fox locations as well as reductions of home office personnel.

Interest Expense

Interest expense has increased $354,000 to $1,515,000 for the comparative fiscal period. The increase can be attributed primarily to the increase of debt in conjunction with the Aydin acquisition, which was completed in November 1999 and, thus, only three and one-half months outstanding during fiscal 1999. The Aydin acquisition note has an interest rate based on LIBOR plus up to 2.5%. This rate increased 1.44% from fiscal 1999 to fiscal 2000.

During the second quarter of fiscal 2000, the Company paid off a term note with its primary bank and during the third quarter paid down the line of credit with proceeds received from the sale of its Vanco subsidiary. Both the term note and line of credit had fixed interest rates.

Income Taxes

The effective tax rate for fiscal 2000 is 30.9% as compared to 51.0% for fiscal 1999. Fiscal 1999 included the effect of certain foreign taxes primarily from the Company's Mexican subsidiary. Excluding those rates, fiscal 1999's effective rate was 40.3%. Fiscal 2000's tax rate includes utilization of a previously reserved capital tax loss carry forward that offset the tax gain realized on the Vanco sale.

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

The decline in wholesale margins continued to be impacted by OEMs dictating margins with set resale prices on in-warranty merchandise as well as overall competition for the high volume accounts.

Operating Expenses

In fiscal 1999, operating expenses increased $1,377,000 or 9.2% over expenses in fiscal 1998. Included in these expenses is $1,455,000 of operating expenses related to businesses acquired in fiscal 1999. Excluding the acquisitions, selling, general and administrative expenses were relatively flat in both dollar amounts and as a percentage to sales.

Interest Expense

Interest expense declined $61,000 to $1,161,000 in fiscal 1999 while overall debt increased $9,257,000 from $11,945,000 in fiscal 1998 to $21,202,000 in fiscal 1999. The increase in debt occurred primarily in the fourth quarter of fiscal 1999 due to the acquisition of Aydin and the funding of that new business. In addition, the Company increased debt for the February 1999 acquisition of MegaScan. The Company sought lower interest rates on this new debt and currently pays a variable rate below prime on the new $7,500,000 debt and renegotiated the rate on the line of credit and term note with its primary bank to a fixed 7.25%. The rate on the line of credit with the secondary bank is still prime plus 1/2%.

Income Taxes

The effective tax rate for fiscal 1999 was 51% compared to 38% in fiscal 1998. Excluding the effect of foreign taxes primarily from the Company's Mexican subsidiary, the effective rate is 40.3%, which is attributable to non-deductible amortization of certain intangible assets.

Liquidity and Capital Resources

The Company's working capital was $21,862,000 and $26,564,000 at February 29, 2000 and February 28, 1999, respectively. Cash provided by operations for fiscal 2000, 1999, and 1998 were $4,700,000, $660,000, and $6,635,000, respectively.
During fiscal 2000 and 1998, these funds were used primarily to repay debt and to finance capital expenditures. Funds from fiscal 1999 were used for business acquisitions and capital expenditures. During fiscal 1999, the Company increased its debt financing by approximately $9.2 million, which was used for business acquisitions and capital expenditures.

In fiscal 1998, the Company established a stock repurchase program, pursuant to which it was authorized to repurchase up to 100,000 shares of the Company's common stock in the open market. This authorized amount was increased to 462,500 shares during fiscal 2000. During fiscal 2000, the Company repurchased 180,460 shares under this program, at prices ranging from $3.60 to $4.26 per share. This is compared to the repurchase of 73,700 shares at prices ranging from $5.63 to $9.26 per share in fiscal 1999.

In fiscal 1999, the Company renegotiated its interest rate with its primary lender. The Company was successful in negotiating a favorable reduction on its primary line of credit from prime plus 1/2% to a 7 1/4% fixed rate and extended it for two years. New debt incurred for funding the Company's acquisition of Aydin was also obtained at a rate below prime.

During May 1999, the Company negotiated with its primary lender to increase the line of credit by $1,000,000. This increase was used primarily to replenish the $861,000 of current operating funds that were utilized for the acquisition of MegaScan in February 1999.

Subsequent to fiscal 2000, the Company borrowed an additional $3,000,000 to finance the Lexel acquisition. The note is for 120 days with an interest rate of LIBOR plus 2% and is guaranteed by an officer of the Company.

Subsequent to fiscal 2000, the Company purchased the Wolcott, Connecticut facility for approximately $570,000 cash, which was funded by operations. Additional fiscal 2001 anticipated expenditures include an expansion of the Teltron manufacturing facility and a restructuring of the monochrome CRT manufacturing facilities in Georgia and Monterrey, Mexico totaling approximately $900,000. Management expects that current operations and the anticipated restructuring of the Company's line of credit would finance these expenditures.

In July 2000, the Company will be negotiating its lines of credit with both the primary and secondary banks. At this time the Company does not anticipate problems with the negotiations. The Company continues to monitor its cash and financing positions, seeking to find ways to lower its interest costs and to produce positive operating cash flow. As in prior years, as sales contracts or acquisitions present themselves, there could be an impact to working capital requirements. As in the past, the intent is to finance such projects with existing bank lines; however, longer, more permanent sources of capital may be required in certain circumstances.

Foreign Currencies

The Company consolidates its Mexican subsidiary on the basis of the functional currency being the U.S. dollar as over 90% of the subsidiary's sales and purchases are with the parent with accounts receivable and accounts payable settled or eliminated in U.S. dollars. Additionally, the subsidiary leases its facilities and incurs rent based upon U.S. dollars. Any exchange gains or losses due to the actual exchange of pesos and U.S. dollars is minimal. The Company also has subsidiaries in the U.K. and the Netherlands, which are not material to consolidated financial position or results.

Year 2000 Risks

As was the case with other companies using computers in their operations, the Company was faced with the task of addressing the Year 2000 issue in anticipation of the effects of the rollover from calendar year 1999 to 2000. The "Year 2000 Issue" refers to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. The Company performed a comprehensive review of it computer software and hardware to identify the systems that would be affected by the Year 2000 issue.

The costs incurred by the Company for the upgrades of hardware and software were approximately $500,000, of which $200,000 was incurred in fiscal 1999 and the balance incurred in fiscal 2000. Other internal time incurred for the labor and management of the project were not tracked separately, but were not estimated to be material to the profits for the year. A part of these costs would likely have been incurred regardless of the Year 2000 issue as a part of normal technological enhancements.

The Company did not experience any material disruptions in its operations or activities as a result of Year 2000 problems. In addition, the Company does not expect to encounter any such problems in the foreseeable future. Also, the Company is currently unaware of any Year 2000 problems faced by any suppliers or customers which are likely to have a material adverse effect on the Company.

Management Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, bad debts, inventory obsolescence, valuations on deferred tax assets and the length of product life cycles and fixed asset lives. Actual results could vary from these estimates.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The Company will designate each derivative as belonging to one of several possible categories, based on the intended use of the derivative. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (i) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (ii) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects. SFAS 137 delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is anticipated to have no effect on the Company.

Impact of Inflation

Inflation has not had a material effect on the Company's results of operations to date.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report on pages F-1 through F-27.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2000 fiscal year end, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2000 fiscal year end, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2000 fiscal year end, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2000 fiscal year end, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial Statements:

Index to Consolidated Financial Statements.                 F-1

2.   Financial Statement Schedule:

Index to Consolidated Financial Statements Schedule.        F-25

(b)  Reports on Form 8-K:

The Company filed a report on Form 8-K on May 17, 2000 regarding the acquisition of Lexel Imaging Systems, Inc. An amended Form 8-K will be filed, which will include audited proforma information, when the applicable financial information is gathered.

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


Date:                               VIDEO DISPLAY CORPORATION

May 25, 2000                        By:      /s/  Ronald  D. Ordway
                                          -----------------------------
                                          Ronald D. Ordway
                                          Chairman of the Board and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature - Name                   Capacity                   Date
    ----------------                   --------                   ----

/s/ Ronald D. Ordway                Chief Executive           May 25, 2000
------------------------
Ronald D.  Ordway                 Officer & Director

/s/ Erv Kuczogi                        President              May 25, 2000
------------------------
Erv Kuczogi                            Director

/s/ Murray Fox                         Director               May 25, 2000
------------------------
Murray Fox

/s/ Carleton E. Sawyer                 Director               May 25, 2000
------------------------
Carleton E. Sawyer

/s/ Ronald G. Moyer                    Director               May 25, 2000
------------------------
Ronald G. Moyer

/s/ Carol D. Franklin           Chief Financial Officer       May 25, 2000
------------------------
Carol D. Franklin

                  Video Display Corporation and Subsidiaries

                  Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants                                     F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of February 29, 2000 and February 28, 1999              F-3
Consolidated Statements of Income for the three years
 ended February 29, 2000 and February 28, 1999 and 1998                                F-5
Consolidated Statements of Shareholders' Equity and Comprehensive
  Income for the three years ended February 29, 2000 and February 28, 1999 and 1998    F-6
Consolidated Statements of Cash Flows for the three years
 ended February 29, 2000 and February 28, 1999 and 1998                                F-7
Notes to Consolidated Financial Statements                                             F-8

Report of Independent Certified Public Accountants


Video Display Corporation
Tucker, Georgia

We have audited the consolidated balance sheets of Video Display Corporation and subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 29, 2000 and February 28, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2000, in conformity with generally accepted accounting principles.



                                                        BDO Seidman, LLP


Atlanta, Georgia
May 25, 2000

                  Video Display Corporation and Subsidiaries

                          Consolidated Balance Sheets


                                                             February 29,              February 28,
                                                                2000                      1999
                                                         ---------------------     ---------------------
Assets (Notes 6 and 7)
Current assets:
  Cash and cash equivalents                                       $  4,235,000              $  2,150,000
  Accounts receivable, net of allowance
      of $301,000 and $360,000 (Note 5)                              8,947,000                 8,022,000
   Costs and earnings in excess of billings on contracts
      (Note 3)                                                         131,000                   952,000
  Inventories, net of reserve of $1,337,000 and $713,000
      (Note 4)                                                      25,622,000                28,467,000
  Prepaid expenses and other (Note 10)                               1,334,000                 1,976,000
                                                         ---------------------     ---------------------
Total current assets                                                40,269,000                41,567,000
                                                         ---------------------     ---------------------

Property, plant and equipment:
  Land                                                                 540,000                   540,000
  Buildings                                                          4,889,000                 4,696,000
  Machinery and equipment                                           15,347,000                15,453,000
                                                         ---------------------     ---------------------
                                                                    20,776,000                20,689,000
  Accumulated depreciation and amortization                        (14,572,000)              (14,336,000)
                                                         ---------------------     ---------------------
                                                                     6,204,000                 6,353,000
Goodwill, net of accumulated amortization of $1,734,000
   and $1,493,000 (Note 2)                                           1,627,000                 2,193,000

Deferred income taxes (Note 10)                                        122,000                         -

Other assets (Note 5)                                                1,435,000                 1,528,000
                                                         ---------------------     ---------------------

Total assets                                                      $ 49,657,000              $ 51,641,000
                                                         =====================     =====================

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                       Consolidated Balance Sheets


                                                                  February 29,              February 28,
                                                                     2000                      1999
                                                             ---------------------     ---------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Lines of credit (Note 7)                                             $ 6,010,000               $ 2,970,000
  Note payable to shareholder (Note 8)                                   2,400,000                 2,500,000
  Accounts payable                                                       5,008,000                 4,875,000
  Accrued liabilities                                                    3,482,000                 2,982,000
  Current maturities of long-term debt (Note 6)                          1,507,000                 1,676,000
                                                             ---------------------     ---------------------
Total current liabilities                                               18,407,000                15,003,000

Revolving line of credit (Note 7)                                                -                 4,500,000
Long-term debt, less current maturities (Note 6)                         6,702,000                 7,712,000
Convertible subordinated debentures (Note 12)                            1,775,000                 1,775,000
Deferred income taxes (Note 10)                                                  -                   102,000
Minority interests                                                         167,000                   186,000
                                                             ---------------------     ---------------------
Total liabilities                                                       27,051,000                29,278,000
                                                             ---------------------     ---------------------

Commitments and Contingencies (Notes 13 and 14)

Shareholders' equity (Notes 7 and 9):
Preferred stock; no par value - 2,000,000 shares
      authorized, none issued and outstanding                                    -                         -
Common stock; no par value - 10,000,000 shares
      authorized; 3,790,000 and 3,920,000 shares
      issued and outstanding                                             2,994,000                 3,591,000
Additional paid-in capital                                                  92,000                    92,000
Retained earnings                                                       20,921,000                20,216,000
Accumulated other comprehensive income                                  (1,401,000)               (1,536,000)
                                                             ---------------------     ---------------------
Total shareholders' equity                                              22,606,000                22,363,000
                                                             ---------------------     ---------------------


Total liabilities and shareholders' equity                             $49,657,000               $51,641,000
                                                             =====================     =====================

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                       Consolidated Statements of Income



                                                                        Fiscal Year Ended
                                                  -----------------------------------------------------------------
                                                      February 29,          February 28,            February 28,
                                                         2000                  1999                    1998
                                                  -------------------   -------------------     -------------------
Net sales (Note 14)                                       $63,838,000           $58,889,000             $57,913,000

Cost of goods sold                                         43,522,000            38,897,000              35,951,000
                                                  -------------------   -------------------     -------------------
Gross profit                                               20,316,000            19,992,000              21,962,000
                                                  -------------------   -------------------     -------------------

Operating expenses:
Selling and delivery                                        5,058,000             4,749,000               4,258,000
General and administrative                                 12,545,000            11,649,000              10,763,000
                                                  -------------------   -------------------     -------------------
                                                           17,603,000            16,398,000              15,021,000
                                                  -------------------   -------------------     -------------------
Operating profit                                            2,713,000             3,594,000               6,941,000
                                                  -------------------   -------------------     -------------------

Other income (expense):
Interest expense                                           (1,515,000)           (1,161,000)             (1,222,000)
Gain on sale of subsidiary                                    433,000                     -                       -
Loss on investment in equity investee                        (482,000)                    -                       -
Loss on sale of long-term investment                          (93,000)                    -                       -
Other, net                                                    (55,000)             (158,000)                 35,000
                                                  -------------------   -------------------     -------------------
                                                           (1,712,000)           (1,319,000)             (1,187,000)
                                                  -------------------   -------------------     -------------------
Income before minority interest and
 income taxes                                               1,001,000             2,275,000               5,754,000

Attributable to minority interest                              19,000                15,000                  (5,000)
                                                  -------------------   -------------------     -------------------
Income before income taxes                                  1,020,000             2,290,000               5,749,000

Income taxes (Note 10)                                        315,000             1,168,000               2,208,000
                                                  -------------------   -------------------     -------------------
Net income                                                $   705,000           $ 1,122,000             $ 3,541,000
                                                  ===================   ===================     ===================

Net income per share - basic                              $      0.18           $      0.28             $      0.90
                                                  ===================   ===================     ===================

Net income per share - diluted                            $      0.18           $      0.27             $      0.82
                                                  ===================   ===================     ===================

Average shares outstanding - basic                          3,923,000             3,941,000               3,921,000
                                                  ===================   ===================     ===================

Average shares outstanding -  diluted                       4,361,000             4,448,000               4,455,000
                                                  ===================   ===================     ===================

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

   Consolidated Statements of Shareholders' Equity and Comprehensive Income


                                                                                        Accumulated         Current
                                                         Additional                        Other              Year
                                            Common        Paid-in        Retained      Comprehensive     Comprehensive
                                            Stock         Capital        Earnings          Income            Income

Balance, February 28, 1997                $3,529,000        $92,000     $15,553,000      $(1,431,000)

 Net income for the year                           -              -       3,541,000                -        $3,541,000
 Unrealized loss on
  marketable equity
  securities                                       -              -               -          (86,000)          (86,000)
 Foreign currency translation
  Adjustment                                       -              -               -           12,000            12,000
                                                                                                        --------------
    Total comprehensive income                     -                                                        $3,467,000
                                                                                                        ==============
 Repurchase of common stock                 (271,000)             -               -                -
 Conversion of debt to
  common stock                               150,000              -               -                -
 Issuance of common stock under
  stock option plan                           57,000              -               -                -
                                     ---------------------------------------------------------------

Balance, February 28, 1998                 3,465,000         92,000      19,094,000       (1,505,000)

 Net income for the year                           -              -       1,122,000                -        $1,122,000
 Unrealized loss on
  marketable equity
  securities                                       -              -               -          (33,000)          (33,000)
 Foreign currency translation
  Adjustment                                       -              -               -            2,000             2,000
                                                                                                        --------------
    Total comprehensive income                                                                              $1,091,000
                                                                                                        ==============
 Repurchase of common stock                 (508,000)             -               -                -
 Issuance of common stock under
  stock option plan                           22,000              -               -                -

 Issuance of common stock for
         business acquisitions               612,000              -               -                -
                                     ---------------------------------------------------------------

Balance, February 28, 1999                 3,591,000         92,000      20,216,000       (1,536,000)

 Net income for the year                           -              -         705,000                -        $  705,000
 Unrealized gain on
  marketable equity
  securities                                       -              -               -           22,000            22,000
 Realized loss on marketable
  equity securities                                -              -               -          100,000           100,000
 Foreign currency translation                                     -               -
  Adjustment                                       -                                          13,000            13,000
                                                                                                        --------------
    Total comprehensive income                                                                              $  840,000
                                                                                                        ==============
 Issuance of common stock
  under stock option plan                    100,000              -               -                -

 Repurchase of common stock                 (697,000)             -               -                -
                                     ---------------------------------------------------------------

Balance, February 29, 2000                $2,994,000        $92,000     $20,921,000      $(1,401,000)
                                     ===============================================================

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows



                                                                February 29,            February 28,            February 28,
Year ended                                                         2000                    1999                    1998
                                                            -------------------     -------------------     -------------------
Operating Activities
Net income                                                         $    705,000            $  1,122,000            $  3,541,000
Adjustments to reconcile net income to net cash
 Provided by operating activities:
 Depreciation and amortization                                        1,438,000               1,219,000               1,417,000
 Provision for losses on accounts receivable                            304,000                 254,000                 128,000
 Provision for inventory reserves                                       909,000               1,623,000                 282,000
 Deferred income taxes                                                 (355,000)               (118,000)               (351,000)
 Net losses in investing activities                                     143,000                       -                       -
 Changes in working capital items:
  Accounts receivable                                                  (654,000)              1,047,000                 808,000
  Inventories                                                         1,040,000              (3,696,000)                761,000
  Prepaid expenses and other assets                                     463,000                 (60,000)                (76,000)
  Accounts payable and accrued liabilities                              707,000                (731,000)                125,000
                                                            -------------------     -------------------     -------------------

Net cash provided by operating activities                             4,700,000                 660,000               6,635,000
                                                            -------------------     -------------------     -------------------

Investing Activities
 Capital expenditures                                                (1,374,000)             (2,037,000)               (664,000)
 Disposal of fixed assets                                               274,000                       -                       -
 Purchases of businesses, net of cash acquired                                -              (7,746,000)               (469,000)
 Proceeds from sale of subsidiary                                     1,784,000                       -                       -
 Other investing activities                                              24,000                 (20,000)                 (8,000)
                                                            -------------------     -------------------     -------------------

Net cash provided (used) by investing activities                        708,000              (9,803,000)             (1,141,000)
                                                            -------------------     -------------------     -------------------

Financing Activities
 Proceeds from long-term debt and lines of Credit                    23,493,000              42,518,000              15,834,000
 Repayments of long-term debt and lines of Credit                   (26,232,000)            (33,334,000)            (19,571,000)
 Stock option exercises                                                 100,000                  22,000                  57,000
 Purchases and retirements of common stock                             (697,000)               (508,000)               (271,000)
                                                            -------------------     -------------------     -------------------

Net cash provided (used) by financing activities                     (3,336,000)              8,698,000              (3,951,000)
                                                            -------------------     -------------------     -------------------

Effect of exchange rates on cash                                         13,000                  (3,000)                 12,000
                                                            -------------------     -------------------     -------------------

Net change in cash and cash equivalents (Note 15)                     2,085,000                (448,000)              1,555,000

Cash and cash equivalents, beginning of year                          2,150,000               2,598,000               1,043,000
                                                            -------------------     -------------------     -------------------

Cash and cash equivalents, end of year                             $  4,235,000            $  2,150,000            $  2,598,000
                                                            ===================     ===================     ===================

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements



Note 1. Summary of Significant Accounting Policies

Nature of Business

Video Display Corporation (the "Company") principally manufactures and distributes cathode ray tubes ("CRTs") in the worldwide replacement market for use in television sets and data display screens for medical, military and industrial monitoring systems as well as manufacturing and distributing electron optic parts which are significant components in new and recycled CRTs and monitors. The Company also manufactures low and high-end monochrome and color CRT and AMLCD monitor displays for use in specialty high performance and ruggedized applications. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. The Company's operations are principally located in the U.S.; however, the Company does have subsidiary operations located in Mexico, the U.K. and the Netherlands.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all intercompany accounts and transactions.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings - ten to twenty-five years; Machinery and Equipment - five to ten years. Depreciation expense totaled approximately $1,056,000, $979,000, and $1,139,000 for the three years ended 2000, 1999, and 1998, respectively.

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

Foreign Currency Translations

Assets and liabilities of foreign subsidiaries are translated using the exchange rate in effect at the end of the year. Revenues and expenses are translated using the average of the exchange rates in effect during the year. Translation adjustments and transaction gains and losses related to long-term intercompany transactions are accumulated as a separate component of shareholders' equity. The Company reports its Mexican subsidiary on the basis of the functional currency being the U.S. dollar as over 90% of the subsidiary's sales and purchases are with the parent with accounts receivable and accounts payable settled or eliminated in U.S. dollars. Additionally, the subsidiary leases its facilities and incurs rent based upon U.S. dollars. Any exchange gains or losses due to the actual exchange of pesos and U.S. dollars is minimal. The Company also has subsidiaries in the U.K. and the Netherlands, which are not material.

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

                                                                               Average
                                                                               Shares            Earnings Per
                                                         Net Income          Outstanding             Share
                                                       --------------      ---------------     ----------------
     2000
     Basic                                             $      705,000            3,923,000     $           0.18
     Effect of dilution:
        Options                                                     -               27,000
        Convertible debt                                       88,000              411,000
                                                       --------------      ---------------     ----------------
     Diluted                                           $      793,000            4,361,000                $0.18
                                                       ==============      ===============     ================

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

1999
     Basic                                             $    1,122,000            3,941,000     $           0.28
     Effect of dilution:
        Options                                                     -              115,000
        Convertible debt                                       88,000              392,000
                                                       --------------      ---------------     ----------------
     Diluted                                           $    1,210,000            4,448,000     $           0.27
                                                       ==============      ===============     ================
     1998
     Basic                                             $    3,541,000            3,921,000     $           0.90
     Effect of dilution:
        Options                                                     -              126,000
        Convertible debt                                       94,000              408,000
                                                       --------------      ---------------     ----------------
     Diluted                                           $    3,635,000            4,455,000     $           0.82
                                                       ==============      ===============     ================

Revenue Recognition

Revenue from product sales are recognized when goods are shipped. The Company does not offer rights of return to customers; however, it does offer one-year and two-year limited warranties on certain products. Warranty expense is not material to the Company's consolidated financial statements.

Revenue from contracts that are long-term in nature at the Company's Aydin subsidiary is recognized by the percentage of completion method. Profit estimates are revised periodically based upon changes in facts. Any losses identified on contracts are recognized immediately. Revenue related to all other contracts is recognized upon shipment of product.

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

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, bad debts, inventory reserves, valuations on deferred tax assets and the length of product life cycles and fixed asset lives. Actual results could vary from these estimates.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The Company will designate each derivative as belonging to one of several possible categories, based on the intended use of the derivative. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (i) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (ii) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects. SFAS 137 delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is anticipated to have no effect on the Company.

Fiscal Year

All references herein to "2000", "1999" and "1998" mean the fiscal years ended February 29, 2000 and February 28, 1999 and 1998, respectively.

Reclassification

Certain balances have been reclassified in the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

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

In November 1998, the Company acquired the assets and assumed certain liabilities of the US and UK Display Divisions of Aydin Corporation, headquartered in Horsham, Pennsylvania. Aydin Displays, Inc. ("Aydin") offers a complete line of high-resolution color CRT monitors and custom designed AMLCD flat panel displays for commercial and military applications. The assets acquired consisted of trade receivables, inventory, fixed assets and prepaid expenses. The Company assumed trade payables and accrued liabilities. The Company paid $6,438,000 in cash at the acquisition date, which was funded through $7.5 million of new debt with the Company's primary lender, as consideration. The Company subsequently received $795,000 in cash in fiscal 2000 as a purchase price adjustment, resulting in a total purchase price of $5,643,000.

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

The following table summarizes the unaudited pro forma consolidated results of operations of the Company for 1999 and 1998, assuming the acquisitions had occurred at the beginning of the fiscal periods. The pro forma financial information is not necessarily indicative of what would have occurred had the acquisitions been made as of those dates, nor is it indicative of future results of operations.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, amortization of the excess of the purchase price over the net assets acquired, depreciation, interest expense and income taxes.

                                                                               1999           1998
                                                                           ------------   ------------
Net sales                                                                  $ 71,039,000   $ 83,623,000
Net loss                                                                     (2,929,000)      (905,000)
Basic and diluted loss per share                                                  (0.74)         (0.23)


Note 3. Costs and Earnings in Excess of Billings on Contracts

Information relative to contracts in progress as of February 29, 2000 and February 28, 1999 is as follows:

                                                                               2000           1999
                                                                           ------------   ------------

Costs incurred to date on uncompleted contracts                            $  4,392,000   $  4,516,000
Estimated earnings recognized to date on these contracts                      2,320,000      1,954,000
                                                                           ------------   ------------
                                                                              6,712,000      6,470,000
Billings to date                                                             (6,581,000)    (5,518,000)
                                                                           ------------   ------------
Costs and earnings in excess of billings, net                              $    131,000   $    952,000
                                                                           ============   ============

Note 4. Inventories

Inventories consisted of:

                                                                               2000           1999
                                                                           ------------   ------------
Raw materials                                                              $  4,262,000   $  6,136,000
Finished goods                                                               22,697,000     23,044,000
                                                                           ------------   ------------
                                                                             26,959,000     29,180,000
Reserves for obsolescence                                                    (1,337,000)      (713,000)
                                                                           ------------   ------------
                                                                           $ 25,622,000   $ 28,467,000
                                                                           ============   ============

Note 5. Note Receivable

The Company holds an unsecured note receivable as a result of a litigation settlement. The note has a face value of $1,500,000 due in monthly installments of $15,000 over a term of 100 months. The note is non-interest bearing for the first 50 payments and interest bearing, at prime (8.75% at February 29, 2000) plus 1%, over the remaining 50 payments. As of February 29, 2000, the note is recorded at a total of $591,000, net of its discount and allowance, and is included and classified under the captions "Accounts Receivable" and "Other Assets".

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

Note 6. Long-Term Debt

Long-term debt consisted of the following:

                                                                               2000           1999
                                                                           ------------   ------------
Term loan facility; floating interest rate based on an adjusted
LIBOR rate (9.0% as of February 29, 2000), quarterly principal payments commencing November 1999 and maturing November 2005;
collateralized by assets of Aydin Displays, Inc.                           $  6,875,000   $  7,500,000

Mortgage payable to bank; interest not to exceed 7.50% payable monthly; principal monthly repayments of $13,000, maturing
December 2003; collateralized by land and building.                             774,000        774,000

Term loan facility with bank; monthly payments of $67,000 including interest at 7.25%, maturing August 1999, collateralized by certain
equipment.                                                                            -        400,000

Other                                                                           560,000        714,000
                                                                           ------------   ------------
                                                                              8,209,000      9,388,000
Less current maturities                                                       1,507,000      1,676,000
                                                                           ------------   ------------
                                                                           $  6,702,000   $  7,712,000
                                                                           ============   ============

Future maturities of long-term debt are as follows:

          Year                                                                               Amount
          ----                                                                               ------
          2001                                                                            $  1,507,000
          2002                                                                               3,243,000
          2003                                                                               1,369,000
          2004                                                                                 131,000
          2005                                                                               1,299,000
          Thereafter                                                                           660,000
                                                                                          ------------
                                                                                          $  8,209,000
                                                                                          ============

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

Note 7. Lines of Credit

During early 1998, the Company refinanced its loan agreement ("Agreement") to provide for a $4,500,000 line of credit with its primary bank ("Primary Line") and $3,500,000 with a second bank ("Secondary Line") (together "the Line(s)") secured by substantially all of the assets of the Company. In conjunction with this refinancing, the Company borrowed $2,800,000 from its CEO, as discussed in
Note 8, to pay down the original line of credit. The Company amended its Primary Line to extend the termination date to July 1, 2000 and to lower the interest rate to a fixed rate of 7.25% per annum. The commitment fee of 1/2% on the unused portion of the Primary Line was also eliminated. All other terms of the Primary Line remained the same as the original line of credit. The Secondary Line was extended to July 31, 2000 with the interest rate and all other terms remaining the same, including a commitment fee of 1/2% charged on the unused portion. Borrowings under the Lines are limited by eligible accounts receivable and inventory, as defined. As of February 29, 2000, the outstanding balances on the Primary Line and Secondary Line were $3,040,000 and $2,970,000, respectively. Additional amounts were available under the Primary Line and the Secondary Line of $2,460,000 and $59,000 as of February 29, 2000. The Line agreements contain affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth and cash flow coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

In May 1999, the Company increased the Primary Line by $1,000,000 to $5,500,000.

The Company does not anticipate problems renewing the lines of credit with the primary or secondary banks in fiscal 2001.

Note 8. Note Payable to Shareholder

During 1998, the Company borrowed $2,800,000 from its CEO in conjunction with the bank refinancing as discussed in Note 7. During 1997, the Company borrowed $900,000 from the CEO to purchase the assets of Teltron Technologies, Inc. Both of these borrowings were combined into one note payable due on demand with interest payable monthly at prime plus one percent. The outstanding balance on the note payable was $2,200,000 as of February 29, 2000. The Company repaid $300,000 and $400,000 in 2000 and 1999, respectively. Additionally, during 2000 the Company borrowed $200,000 from an officer of one of its subsidiaries, which is outstanding at February 29, 2000.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Note 9. Stock Options

The Company has an incentive stock option plan whereby total options to purchase 500,000 shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years. Information regarding the option plan is as follows:

                                                                                            Weighted
                                                                                             Average
                                                                                            Exercise
                                                                              Shares          Price
                                                                           ------------   ------------

Outstanding as of February 28, 1997                                             273,000   $       3.14
  Granted                                                                        14,000           8.80
  Cancelled                                                                     (16,000)          3.56
                                                                           ------------   ------------

Outstanding as of February 28, 1998                                             271,000   $       3.61
  Granted                                                                         7,000           9.95
  Exercised                                                                      (8,000)          2.75
  Cancelled                                                                     (50,000)          2.00
                                                                           ------------   ------------

Outstanding as of February 28, 1999                                             220,000   $       3.95
   Granted                                                                        5,000          10.13
   Exercised                                                                    (50,000)          2.00
   Cancelled                                                                    (20,000)          4.88
                                                                           ------------   ------------
Outstanding as of February 29, 2000                                             155,000   $       4.65
                                                                           ============   ============

The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during the years 2000, 1999 and 1998 was $0.14, $3.51, and $3.14, respectively. The weighted average remaining life of options outstanding at February 29, 2000 and February 28, 1999 and 1998 was 6.6, 6.8 and
7.7 years, respectively. The range of exercise prices was $2.75 to $10.25. As of February 29, 2000 and February 28, 1999 and 1998, options of 145,000 shares, 207,000 shares and 257,000 shares, respectively, were exercisable.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for stock options granted. Had compensation cost been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998, consistent with the provisions of the Standard, the Company's net earnings and earnings per share would have changed as indicated by the pro forma amounts below:

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

                                                                           ------------------------------------------
                                                                                         Fiscal Year Ended
                                                                           ------------------------------------------
                                                                               2000           1999           1998
                                                                           ------------   ------------   ------------
     Net income - as reported                                              $    705,000   $  1,122,000   $  3,541,000
     Net income - pro forma                                                     704,000      1,087,000      3,497,000
     Basic earnings per common share - as reported                         $       0.18   $       0.28   $       0.90
     Basic earnings per common share - proforma                            $       0.18   $       0.28   $       0.89
     Diluted earning per common share - as reported                        $       0.18   $       0.27   $       0.82
     Diluted earning per common share - proforma                           $       0.18   $       0.26   $       0.81

The fair value of stock options used to compute pro forma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: expected volatility of 35%, 50% and 50%; a risk free interest rate of 5.65%, 5.41% and 5.66%; expected lives of 2.0, 5.0 and 2.5 years; and dividend yield of 0.00% for all years.

Note 10. Income Taxes

The components of the provision for income taxes are as follows:

                                                                           ------------------------------------------
                                                                                         Fiscal Year Ended
                                                                           ------------------------------------------
                                                                               2000           1999           1998
                                                                           ------------   ------------   ------------
     Current:
       Federal                                                             $    781,000   $    879,000   $  2,175,000
       State                                                                    134,000        162,000        384,000
       Foreign                                                                 (245,000)       245,000              -
                                                                           ------------   ------------   ------------
                                                                                670,000      1,286,000      2,559,000
                                                                           ------------   ------------   ------------
     Deferred:
       Federal                                                                  (57,000)      (100,000)      (298,000)
       State                                                                    (10,000)       (18,000)       (53,000)
       Foreign                                                                 (288,000)             -              -
                                                                           ------------   ------------   ------------
                                                                               (355,000)      (118,000)      (351,000)
                                                                           ------------   ------------   ------------
     Total                                                                 $    315,000   $  1,168,000   $  2,208,000
                                                                           ============   ============   ============

Income before taxes consists of the following:                                 2000           1999           1998
                                                                           ------------   ------------   ------------

     U.S. operations                                                       $  2,153,000   $  2,206,000   $  5,637,000
     Foreign operations                                                      (1,133,000)        84,000        112,000
                                                                           ------------   ------------   ------------

                                                                           $  1,020,000   $  2,290,000   $  5,749,000
                                                                           ============   ============   ============

Deferred income taxes as of February 29, 2000 and February 28, 1999 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

The sources of the temporary differences and their effect on the net deferred tax asset are as follows:

                                                                               2000           1999
                                                                           ------------   ------------
          Deferred tax assets:
           Investment loss carryforwards                                   $    287,000   $    368,000
           Foreign net operating loss carryforwards                             288,000              -
           Uniform capitalization costs                                         465,000        457,000
           Inventory reserve                                                    489,000        271,000
           Accrued vacation                                                      80,000        101,000
           Allowance for doubtful accounts                                       85,000        119,000
           Other                                                                 57,000        103,000
                                                                           ------------      ---------
                                                                              1,751,000      1,419,000
           Valuation allowance                                                 (287,000)      (312,000)

          Deferred tax liabilities:
           Basis difference of property, plant and equipment                   (203,000)      (197,000)
           Other                                                                (16,000)       (20,000)
                                                                           ------------   ------------
          Net deferred tax assets                                          $  1,245,000   $    890,000
                                                                           ============   ============

          Current                                                             1,123,000        992,000
          Non-current                                                           122,000       (102,000)
                                                                           ------------   ------------
                                                                           $  1,245,000   $    890,000
                                                                           ============   ============

Current deferred tax assets are included in the balance sheet under the caption "Prepaid expenses and other." Investment loss carryforwards consist primarily of investment losses which may be utilized to offset any future taxable gains on the sale of investments. The Company has provided a valuation allowance on these loss carryforwards as realization of these assets is considered unlikely.


The effective income tax rate differed from the statutory federal income tax rate as follows:


                                                                         Fiscal Year Ended
                                                  -------------------------------------------------------------
                                                         2000                 1999                  1998
                                                  -----------------     -----------------     -----------------
Taxes at statutory federal income tax rate                 $347,000           $   779,000          $  1,955,000
State income taxes, net of federal benefit                   47,000               107,000               254,000
Tax effects attributable to foreign operations              (80,000)              216,000                     -
Non-deductible amortization of certain intangible
   assets                                                   124,000               108,000                72,000
Utilization of foreign operating loss                             -                     -               (42,000)
 carryforwards
Change in valuation allowance                               (25,000)                    -                     -
Other                                                       (98,000)              (42,000)              (31,000)
                                                  -----------------     -----------------     -----------------
Taxes at effective income tax rate                         $315,000           $ 1,168,000          $  2,208,000
                                                  =================     =================     =================

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

Note 11. Industry Segments

During 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker aggregates operating segments based on the type of products produced by the segment. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has two reportable segments with subsegments within one of the main segments. The two reportable segments are as follows: (1) the manufacture and distribution of cathode ray tubes and electron guns in the replacement market and (2) the distribution of electronic parts from foreign and domestic manufacturers. The subsegments within the CRT segment consists of data display CRTs, entertainment (television and projection) CRTs, monitors and component parts. Foreign operations are not material as the Company's sales and other activities, after intercompany eliminations, are predominantly in the United States.

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

The following table sets forth net sales, operating profit, depreciation and amortization, capital expenditures, and identifiable assets for each industry segment and applicable subsegments:

                                                                        Fiscal Year Ended
                                                  -------------------------------------------------------------
                                                         2000                  1999                  1998
                                                  -----------------     -----------------     -----------------
                                                                          (in thousands)
  Net Sales
  CRT segment
    Data display                                           $ 10,319           $    11,791          $     13,716
    Entertainment                                             9,350                11,651                11,428
    Monitors                                                 25,430                11,311                 8,126
    Component parts                                           2,029                 2,631                 1,032
                                                  -----------------     -----------------     -----------------
                                                             47,128                37,384                34,302
  Wholesale Distribution segment                             16,710                21,505                23,611
                                                  -----------------     -----------------     -----------------
                                                           $ 63,838           $    58,889          $     57,913
                                                  =================     =================     =================

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


                                                         2000                  1999                  1998
                                                  -----------------     -----------------     -----------------
                                                                          (in thousands)
  Operating Profit (Loss)
  CRT segment
    Data display                                            $(2,110)              $(1,505)              $   272
    Entertainment                                             4,306                 4,525                 5,040
    Monitors                                                  1,194                 1,113                 1,426
    Component parts                                            (211)                 (158)                  159
                                                  -----------------     -----------------     -----------------
                                                              3,179                 3,975                 6,897
  Wholesale Distribution segment                               (466)                 (381)                   44
                                                  -----------------     -----------------     -----------------
                                                            $ 2,713               $ 3,594               $ 6,941
                                                  =================     =================     =================

  Depreciation and Amortization
  CRT segment
    Data display                                            $   238               $   223               $   147
    Entertainment                                               166                   203                   227
    Monitors                                                    417                   262                   175
    Component parts                                              86                    75                    70
                                                  -----------------     -----------------     -----------------
                                                                907                   763                   619
  Wholesale Distribution segment                                531                   456                   798
                                                  -----------------     -----------------     -----------------
                                                            $ 1,438               $ 1,219               $ 1,417
                                                  =================     =================     =================

  Capital Expenditures**
  CRT segment
    Data display                                            $   351               $   562               $   415
    Entertainment                                                28                   105                     2
    Monitors                                                    588                   383                    48
    Component parts                                              34                 1,606                    11
                                                  -----------------     -----------------     -----------------
                                                              1,001                 2,656                   476
  Wholesale Distribution segment                                181                   152                   188
                                                  -----------------     -----------------     -----------------
                                                            $ 1,182               $ 2,808               $   664
                                                  =================     =================     =================
** Includes deletions from fixed assets through
business divestitures in 2000 and additions to
fixed assets through business acquisitions in 1999

  Identifiable Assets
  CRT segment
    Data display                                            $17,824               $17,768               $15,879
    Entertainment                                             4,445                 4,791                 5,774
    Monitors                                                 16,137                15,351                 4,707
    Component parts                                           2,590                 2,702                 2,162
                                                  -----------------     -----------------     -----------------
                                                             40,996                40,612                28,522
  Wholesale Distribution segment                              8,661                11,029                12,060
                                                  -----------------     -----------------     -----------------
                                                            $49,657               $51,641               $40,582
                                                  =================     =================     =================

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

Note 12. Convertible Subordinated Debentures

The Company issued $2,000,000 in face value, 8% five-year convertible subordinated debentures in payment of the acquisition of the stock of Z-Axis in May 1996. The debentures can be converted at the holder's option into common shares based upon the quoted fair market value on the date such conversion is elected. An additional amount of debentures were potentially due based upon a performance contingency formula during the years 1996 through 1998. Z-Axis did not meet the performance contingency for those fiscal years. During 1998, $225,000 of these debentures were partially converted into common shares, with the remainder redeemed for cash of $75,000.

Note 13. Benefit Plan

The Company has a defined contribution plan that covers substantially all U.S. employees. Employees may contribute up to 15% of their compensation, as allowed by IRS regulations. At the Company's discretion, employee contributions of up to 4% of their compensation can be matched at 50% by the Company. The Company's contributions to the Plan amounted to $100,000, $0 and $48,000 in 2000, 1999 and 1998, respectively.

Note 14. Commitments and Contingencies

Operating Leases
----------------
The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases. These leases provide that the Company pay taxes, insurance and other expenses on the leased property and equipment. Rent expense under these leases was approximately $2,109,000, $1,765,000, and $1,294,000 in 2000, 1999 and 1998, respectively.

Future minimum rental payments due under these leases are as follows:

          Year                                     Amount
          ----                                     ------

          2001                                   $1,356,000
          2002                                    1,078,000
          2003                                      527,000
          2004                                      285,000
          2005                                      155,000
          Thereafter                                100,000
                                                 ----------
                                                 $3,501,000
                                                 ==========

The Company leases four of its manufacturing facilities and certain warehouse space from shareholders and officers under net operating leases expiring at various dates through 2006. Rent expense under these leases totaled approximately $597,000, $686,000, and $662,000 in 2000, 1999 and 1998,
respectively.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Future minimum rental payments due under these leases with related parties are as follows:

          Year                                            Amount
          ----                                            ------
          2001                                         $  434,000
          2002                                            414,000
          2003                                            314,000
          2004                                            249,000
          2005                                            120,000
          Thereafter                                      100,000
                                                       ----------
                                                       $1,631,000
                                                       ==========


Concentrations of Risk and Major Customers
------------------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit. During 2000, the Company's sales to any one customer did not exceed 10% of consolidated sales. One of the Company's wholesale electronic parts distributors had sales to one customer that comprised approximately 19%, 26% and 28% of that subsidiary's sales in 2000, 1999 and 1998, respectively. Also, one of the Company's CRT branches had sales to two customers that comprised 52%, 50% and 53% of that subsidiary's sales in 2000, 1999 and 1998, respectively. Additionally, other subsidiaries have a few concentrated customers and vendors that could, if lost, negatively effect sales. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 15. Supplemental Cash Flow Information

                                                2000             1999            1998
                                             ----------       -----------     ----------
Cash paid (received) for:
 Interest                                    $1,426,000       $ 1,333,000     $1,244,000
                                             ==========       ===========     ==========

 Income taxes, net of refunds                $ (121,000)      $ 1,471,000     $  708,000
                                             ==========       ===========     ==========

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

Note 16. Subsequent Events

In May 2000, the Company acquired the common stock of Lexel Imaging Systems, Inc. of Lexington, Kentucky for a purchase price of $3,000,000. The effective date of the transaction was March 31, 2000. The purchase price was financed by unsecured debt with an interest rate of LIBOR plus 2%. The note is for 120 days and is guaranteed by an officer of the Corporation.

Additionally, in May 2000, the Company has agreed in principal to acquire the Electro Optical division of Imaging and Sensing Technology of Horseheads, New York. The purchase price will be funded by debt.


Note 17. Quarterly Data

The following table sets forth selected quarterly consolidated financial data for the years ended February 29, 2000 and February 28, 1999, respectively.

                                                                         2000
                                ------------------------------------------------------------------------------------
                                      First                   Second              Third                  Fourth
                                     Quarter                  Quarter            Quarter                Quarter
                                -------------------    -------------------    ----------------    ------------------
                                                    (in thousands, except per share amounts)

   Net Sales                          $17,526                $15,706              $14,565               $16,041
   Gross profit                         5,627                  4,813                4,502                 5,374
   Net income (loss)                      354                     91                  429                  (169)
   Basic earnings (loss)
      per share                       $  0.09                $  0.02              $  0.11               $ (0.04)
   Diluted earnings (loss)
      per share                       $  0.09                $  0.02              $  0.11               $ (0.04)

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements



                                                                      1999
                             ------------------------------------------------------------------------------------
                                     First                 Second              Third                  Fourth
                                    Quarter                Quarter            Quarter                 Quarter
                             -------------------    -------------------    ----------------    ------------------
                                                    (in thousands, except per share amounts)

   Net Sales                       $  15,039              $  13,762            $  13,859            $  16,229
   Gross profit                        5,558                  5,497                4,765                4,172
   Net income                            896                    731                  481                 (986)
   Basic earnings per share        $    0.22              $    0.19            $    0.12            $   (0.25)
   Diluted earnings per share      $    0.20              $    0.17            $    0.11            $   (0.25)

The summation of quarterly earnings per share may not agree with annual earnings per share.

Note 18. Fourth Quarter Adjustments

The fourth quarter of fiscal 2000 included additions to reserves for doubtful accounts receivable, warranty returns, inventory obsolescence and losses of investment holdings totaling approximately $650,000.

During the fourth quarter of fiscal 1999, the Company incurred write-downs of inventory totaling $1,208,000 resulting from changes in estimates of realizability of certain products, as well as reserves for obsolescence.

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



Report of Independent Certified Public Accountants on Financial
 Statements Schedule                                                       F-26


Schedule II - Valuation and Qualifying Accounts and Reserves               F-27

Report of Independent Certified Public Accountants



Video Display Corporation
Tucker, Georgia

The audits referred to in our report dated May 25, 2000 relating to the consolidated financial statements of Video Display Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the Financial Statement Schedule II (Valuation and Qualifying Accounts and Reserves) listed in the accompanying schedule. This Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule based upon our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.



                                         BDO Seidman, LLP



Atlanta, Georgia
May 25, 2000

                  VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


          Column A               Column B                 Column C                    Column D             Column E
---------------------------------------------------------------------------------------------------------------------
                                                          Additions
                                             ---------------------------------
                                Balance at       Charged to       Charged to                              Balance at
                                 Beginning        Costs and         Other                                   End of
        Description              of Period        Expenses         Accounts          Deductions             Period
---------------------------------------------------------------------------------------------------------------------
Allowance for
doubtful accounts:
     February 29, 2000            $581,000       $  304,000       $    -           $    363,000(a)      $  522,000(b)
     February 28, 1999            $591,000       $  254,000       $    -           $    264,000(a)      $  581,000(b)
     February 28, 1998            $468,000       $  128,000       $    -           $      5,000(a)      $  591,000(b)

Reserve for inventory:
     February 29, 2000            $713,000       $  909,000       $    -           $    285,000(c)      $1,337,000
     February 28, 1999            $770,000       $1,623,000       $    -           $  1,680,000(c)      $  713,000
     February 28, 1998            $488,000       $  282,000       $    -           $          -         $  770,000

(a) Uncollectible accounts written off.
(b) Includes a $221,000 allowance on a note receivable.
(c) Inventory written down or written off.

                                                                      Exhibit 21

                           Video Display Corporation
                             Subsidiary Companies


Apex Electronics, Inc.                       Aydin Displays, Inc.
100 Eighth Street                            700 Dresher Road
Passaic, New Jersey                          Horsham, Pennsylvania

Fox International Ltd., Inc.                 Mengel Industries, Inc.
23600 Aurora Road                            3110 West Ridge Pike
Bedford Heights, Ohio                        Sanatoga, Pennsylvania

Southwest Vacuum Devices, Inc.               Video Display Europe B.V.
1868 Tucker Industrial Drive                 Sky Park Schiphol
Tucker, Georgia                              Breguetlaan 15 1438 BA Oude Meer
                                             Netherlands

Video Display (Europe), Ltd.
Unit 5 Old Forge Trading Estate,
Dudley Road, Stourbridge
West Midlands DY9 8EL
England

Video Electronics, S.A. de C.V.
Calle Zinc Sin No.
Garza Garcia N.L.
Mexico

Magna View, Inc.
1240 Profit Drive
Dallas, Texas

Z-Axis, Inc.
15 Eagle Street
Phelps, New York

Teltron Technologies, Inc.
2 Riga Lane
Birdsboro, PA