Form 10-Q
period 2000-05-31
VIDEO DISPLAY CORP
filed 2000-07-18
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 2000                   Commission File Number 0-13394


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


                                 Yes   X       No
                                     ----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

           Class                                    Outstanding at May 31, 2000
--------------------------                          ---------------------------
Common Stock, No Par Value                                      3,789,567

                           VIDEO DISPLAY CORPORATION

                                     INDEX

                                                                                                                             Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

               Consolidated balance sheets - May 31, 2000 and
                 February 29, 2000                                                                                            3-4

               Consolidated statements of income -
                 Three months ended May 31, 2000 and 1999                                                                       5

               Consolidated statements of shareholders' equity -
                 May 31, 2000 and February 29, 2000                                                                             6

               Consolidated statements of cash flows - Three months
                 ended May 31, 2000 and 1999                                                                                  7-8

               Notes to consolidated financial statements -
                 May 31, 2000                                                                                                9-11

         Item 2.  Management's Discussion and Analysis of Financial

               Condition and Results of Operations                                                                           12-14



PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                            15
         Item 2.  Changes in Securities                                                                                        15
         Item 3.  Defaults upon its Senior Securities                                                                          15
         Item 4.  Submission of Matters to a Vote of Security Holders                                                          15
         Item 5.  Other Information                                                                                            15
         Item 6.  Exhibits and Reports on Form 8-K                                                                             15

SIGNATURES

                  Video Display Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS



                                                                 May 31,     February 29,
                                                                   2000           2000
                                                                UNAUDITED       (NOTE  A)
                                                              ------------   ------------
Assets
Current assets:
 Cash and cash equivalents                                   $  4,627,000   $  4,235,000
 Notes and accounts receivable, less allowance for
   possible losses of $277,000 and $301,000, respectively       9,037,000      8,947,000
 Costs and earnings in excess of billings on contracts            591,000        131,000
 Inventories (Note B)                                          28,031,000     25,622,000
 Prepaid expenses and other                                     1,493,000      1,334,000
                                                             ------------   ------------
 Total current assets                                          43,779,000     40,269,000

Property, plant and equipment:
 Land                                                             600,000        540,000
 Buildings                                                      5,428,000      4,889,000
 Machinery and equipment                                       16,928,000     15,347,000
                                                             ------------   ------------
                                                               22,956,000     20,776,000
Accumulated depreciation and amortization                     (14,804,000)   (14,572,000)
                                                             ------------   ------------
                                                                8,152,000      6,204,000
Excess of cost over net assets acquired, net of
 accumulated amortization of $1,890,000 and
 $1,734,000                                                     1,471,000      1,627,000

Deferred taxes                                                    122,000        122,000

Other assets                                                    1,141,000      1,435,000
                                                             ------------   ------------

Total assets                                                 $ 54,665,000   $ 49,657,000
                                                             ============   ============

The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                     May 31,     February 29,
                                                                      2000           2000
                                                                    UNAUDITED      (NOTE A)
                                                                  -----------    -----------
Liabilities and Shareholders' Equity
Current liabilities:
 Revolving lines of credit (Note E)                               $ 8,220,000    $ 6,010,000
 Notes payable to banks and officers and shareholders (Note E)      5,383,000      2,400,000
 Accounts payable                                                   5,591,000      5,008,000
 Accrued liabilities                                                2,628,000      3,482,000
 Current maturities of long-term debt (Note D)                      1,507,000      1,507,000
                                                                  -----------    -----------
Total current liabilities                                          23,329,000     18,407,000

Long-term debt less current maturities (Note D)                     6,640,000      6,702,000
Convertible subordinated debentures                                 1,775,000      1,775,000
Minority interests                                                    158,000        167,000
                                                                  -----------    -----------
Total liabilities                                                  31,902,000     27,051,000

Commitments and contingencies                                             ---            ---

Shareholders' equity
 Preferred stock, no par value - shares authorized 2,000,000;
   none issued and outstanding                                            ---            ---
 Common stock, no par value - shares authorized 10,000,000;
   issued and outstanding shares 3,790,000                          2,994,000      2,994,000
Additional paid-in capital                                             92,000         92,000
Retained earnings                                                  21,161,000     20,921,000
Accumulated other comprehensive income                             (1,484,000)    (1,401,000)
                                                                  -----------    -----------
Total shareholders' equity                                         22,763,000     22,606,000
                                                                  -----------    -----------
Total liabilities and shareholders' equity                        $54,665,000    $49,657,000
                                                                  ===========    ===========


The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                      For the Three Months Ended May 31,
                                  (UNAUDITED)


                                           2000          1999
                                        -----------   -----------
Net sales                               $16,620,000   $17,526,000

Cost of goods sold                       11,455,000    11,899,000
                                        -----------   -----------

   Gross profit                           5,165,000     5,627,000
                                        -----------   -----------

Operating expenses
 Selling and delivery                     1,571,000     1,498,000
 General and administrative               2,838,000     3,028,000
                                        -----------   -----------
                                          4,409,000     4,526,000

   Operating profit                         756,000     1,101,000

Other income (expense)
 Interest expense                          (359,000)     (383,000)
 Other, net                                  (9,000)      (77,000)
                                        -----------   -----------
                                           (368,000)     (460,000)
                                        -----------   -----------

   Income before minority interest          388,000       641,000

Minority interest                             1,000        (7,000)
                                        -----------   -----------

   Income before income taxes               387,000       648,000

Income taxes                                147,000       294,000
                                        -----------   -----------

   Net income                           $   240,000   $   354,000
                                        ===========   ===========

Net income per share - basic            $      0.06   $      0.09
                                        ===========   ===========

Net income per share - diluted          $      0.06   $      0.09
                                        ===========   ===========

Average shares outstanding - basic        3,778,000     3,991,000
                                        ===========   ===========

Average shares outstanding - diluted      4,246,000     4,413,000
                                        ===========   ===========

The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Twelve Months Ended February 29, 2000 and
                       the Three Months Ended May 31, 2000
                                  (UNAUDITED)






                                                                                         Accumulated       Current
                                                              Additional                    Other            Year
                                                   Common      Paid-In      Retained    Comprehensive   Comprehensive
                                                   Stock       Capital      Earnings        Income          Income
                                                ------------  ----------  ------------  --------------  --------------


Balance at February 28, 1999                     $3,591,000      $92,000   $20,216,000    $(1,536,000)       $    ---
  Net income for the year                               ---          ---       705,000            ---         705,000
  Currency translation adjustment                       ---          ---           ---         13,000          13,000
  Realized loss on marketable equity securities         ---          ---           ---        100,000         100,000
  Unrealized gain on marketable equity
  Securities                                            ---          ---           ---         22,000          22,000

  Repurchase of common stock                       (697,000)         ---           ---            ---             ---
  Issuance of common stock under stock
   option plan                                      100,000          ---           ---            ---             ---
                                                  ----------     -------   -----------    -----------        --------
Balance at February 29, 2000                      2,994,000       92,000    20,921,000     (1,401,000)        840,000
                                                                                                             ========

  Net income for quarter                                ---          ---       240,000            ---         240,000
  Gain on sale of asset                                 ---          ---           ---          1,000           1,000
  Currency translation adjustment                       ---          ---           ---        (63,000)        (63,000)
  Unrealized loss on marketable equity
   securities                                           ---          ---           ---        (21,000)        (21,000)
                                                -----------      -------   -----------    -----------        --------
Balance at May 31, 2000                          $2,994,000      $92,000   $21,161,000    $(1,484,000)       $157,000
                                                ===========      =======   ===========    ===========        ========


The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Three Months Ended May 31,
                                  (UNAUDITED)



                                                                        2000          1999
                                                                    -----------   -----------
Net cash provided by (used in) operating activities                 $(1,235,000)  $   265,000

Investing activities
Purchase of property, plant and equipment                              (705,000)     (748,000)
Purchase of common stock of Lexel Imaging Sys, Inc.                  (3,000,000)           --
(Increase) decrease in other assets                                     241,000            --
                                                                    -----------   -----------
Net cash used in investing activities                                (3,464,000)     (748,000)

Financing activities

Proceeds from long-term debt, notes payable and lines of credit      11,218,000     5,202,000
Proceeds from exercise of stock options                                     ---       100,000
Proceeds from note receivable                                            26,000        33,000
Payments on long-term debt and lines of credit                       (6,089,000)   (5,199,000)
                                                                    -----------   -----------
Net cash provided by financing activities                             5,155,000       136,000

Effect of exchange rates on cash                                        (64,000)      (16,000)
                                                                    -----------   -----------
Net increase (decrease) in cash                                         392,000      (363,000)

Cash, beginning of period                                             4,235,000     2,150,000
                                                                    -----------   -----------

Cash, end of period                                                 $ 4,627,000   $ 1,787,000
                                                                    ===========   ===========


The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Three Months ended May 31,
                                  (UNAUDITED)

                                                                   2000          1999
                                                               -----------   -----------
Reconciliation of Net Earnings from Continuing
   Operations to Net Cash Provided by (Used in)
   Operating Activities

Net earnings from continuing operations                        $   240,000   $   354,000

Adjustments to reconcile net earnings to net cash provided
by operations:
Depreciation and amortization                                      389,000       560,000
Amortized interest on note receivable                                  ---        (9,000)
Change in allowance for doubtful accounts                          (24,000)        1,000
Unrealized loss on equity investment                                   ---        71,000

Changes in operating assets and liabilities net of effects
from acquisitions:
Accounts receivable                                               (526,000)   (1,310,000)
Inventory                                                          281,000        90,000
Prepaid expenses                                                  (159,000)      502,000
Accounts payable and accrued expenses                           (1,436,000)        6,000
                                                               -----------   -----------

Net cash provided by (used in) continuing operations           $(1,235,000)  $   265,000
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

The balance sheet at February 29, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of May 31, 2000 and the Consolidated Statement of earnings for the three months ended May 31, 2000 and 1999.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of:

                               May 31,     February 29,
                                2000          2000
                             -----------   ------------

Raw materials                $ 2,922,000   $ 4,262,000
Finished goods                25,109,000    21,360,000
                             -----------   -----------
                             $28,031,000   $25,622,000
                             ===========   ===========

NOTE C - ACQUISITION

In May 2000, the Company acquired the common stock of Lexel Imaging Systems, Inc. ("Lexel") of Lexington, Kentucky for a purchase price of $3,000,000. The effective date of the transaction was March 31, 2000. The purchase price was financed by unsecured debt with an interest rate of LIBOR plus 2%. The note is for 120 days and is guaranteed by an officer of the Corporation.

The following table summarizes the unaudited pro forma consolidated results of operations of the Company, assuming the acquisition had occurred at the beginning of the following fiscal period. The pro forma financial information is not necessarily indicative of what would have occurred had the acquisition been made as of that date, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired; amortization of the excess of the purchase price over the net assets acquired, interest expense, and income taxes.

                   Video Display Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE C - ACQUISITION (Continued)

                                                                 First Quarter Ended May 31,
                                                                      2000        1999
                                                                 ------------- -------------
Net sales                                                         $17,581,000   $20,383,000
Earnings from operations                                              922,000     1,366,000
Net earnings                                                          408,000       628,000
Basic earnings per share                                          $      0.11   $      0.16
                                                                  ===========   ===========
Diluted earnings per share                                        $      0.10   $      0.15
                                                                  ===========   ===========


NOTE D - LONG-TERM DEBT

Long-term debt consisted of the following:                          May 31,    February 29,
                                                                     2000          2000
                                                                  ----------   ------------

Term loan facility; floating interest rate based on an
adjusted LIBOR rate (9.00% as of May 31, 2000),
quarterly principal payments commencing November 1999
and maturing November 2005; collateralized by assets of
Aydin Displays, Inc.                                              $ 6,875,000   $ 6,875,000

Mortgage payable to bank; monthly principal payments
of $13,000 plus interest not to exceed 7.5%, maturing December
2003;  collateralized by land and building.                           704,000       774,000

Other                                                                 568,000       560,000
                                                                  -----------   -----------
                                                                  $ 8,147,000   $ 8,209,000
Less current portion                                                1,507,000     1,507,000
                                                                  -----------   -----------
                                                                  $ 6,640,000   $ 6,702,000
                                                                  ===========   ===========


                   Video Display Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E - LINES OF CREDIT

During early 1998, the Company refinanced its loan agreement ("Agreement") to provide for a $4,500,000 line of credit with its primary bank and $3,500,000 with a second bank secured by substantially all assets of the Company. In conjunction with this refinancing, the Company borrowed $2,800,000 from the CEO to pay down the original line of credit. The Company amended its Primary Line to extend the termination date to September 1, 2000 and to lower the interest rate to a fixed rate of 7.25% per annum. The commitment fee of 1/2% on the unused portion of the Primary line was also eliminated. All other terms of the Primary Line remained the same as the original line of credit. In May 1999, the Company increased the Primary Line by $1,000,000 to $5,500,000. The Secondary Line was extended to July 31, 2000 with the interest rate and all other terms remaining the same, including a commitment fee of 1/2% charged on the unused portion. Borrowings under the Lines are limited by eligible accounts receivable and inventory, as defined. As of May 31, 2000, the outstanding balances on the Primary Line and Secondary Line were $5,100,000 and $3,120,000, respectively. The additional availability under the Primary and Secondary Lines were $400,000 and $151,000, respectively, as of May 31, 2000. The Line agreements contain affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth and cash flow coverage. Additionally, there are certain restrictions relating to dividend payments, capital expenditures and acquisitions.

In May 2000, the Company entered into $3,000,000 note payable with its primary bank to finance the acquisition of Lexel as discussed in Note C above. The 120 day note has a stated interest rate of LIBOR (7.50%) plus 2%. The note is guaranteed by the CEO of the Company.

The Company is in the process of renegotiating the debt with its primary bank. The intent is to consolidate its current operating line of credit and the newest acquisition line of credit into one line of credit. The Company does not anticipate problems renewing the lines of credit with its banks.


NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

                                  May 31,    May 31,
                                   2000       1999
                                 --------   --------
Cash paid for:
Interest                         $359,000   $383,000
                                 ========   ========
Income taxes, net of refunds     $466,000   $285,000
                                 ========   ========

NOTE G - SUBSEQUENT EVENTS

In June 2000, the Company acquired the assets and assumed certain liabilities of the Electro Optical division of Imaging and Sensing Technology of Horseheads, New York. The purchase price was $1,478,000 and was primarily funded by debt from the CEO of the Company at an interest rate of Prime (9.5%) plus 1%.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

   The following table sets forth, for the three months ended May 31, 2000 and 1999, the percentages which selected items in the Statements of Income bear to total revenues:


                                        Three Months Ended May 31,
                                        2000                  1999
                                        ----                  ----
Sales
 CRT and components            $12,661,000    76.2%  $12,870,000    73.4%
 Wholesale electronic parts      3,959,000    23.8     4,656,000    26.6
                               -----------   -----   -----------   -----
                                16,620,000   100.0%   17,526,000   100.0%
                               -----------   -----   -----------   -----

Cost and expenses
 Cost of goods sold             11,455,000    68.9    11,899,000    67.9
 Selling and delivery            1,571,000     9.5     1,498,000     8.5
 General and administrative      2,838,000    17.1     3,028,000    17.3
                               -----------   -----   -----------   -----
                                15,864,000    95.5    16,425,000    93.7

Income from Operations             756,000     4.5     1,101,000     6.3

Interest expense                  (359,000)   (2.2)     (383,000)   (2.2)
Other income (expense)             (10,000)    (--)      (70,000)   (0.4)
                               -----------   -----   -----------   -----

Income before income taxes         387,000     2.3       648,000     3.7
Provision  for income taxes        147,000     0.9       294,000     1.7
                               -----------   -----   -----------   -----

Net income                     $   240,000     1.4%  $   354,000     2.0%
                               ===========   =====   ===========   =====

Net Sales
---------

Consolidated net sales decreased 5.2% or $906,000 for the three months ended May 31, 2000 as compared to the same period one year ago. CRT division sales were down 1.6% or $209,000 and the wholesale consumer electronic parts division sales were down 15.0% or $697,000.

CRT division sales included an increase of $1,304,000 over the three month period a year ago due to the acquisition of Lexel Imaging Systems, Inc. Offsetting declines of $1,513,000 includes declines in Data Display sales of $122,000; Entertainment sales of $621,000; and Monitors of $978,000; with an increase in Component Parts of $208,000.

The decline in Entertainment sales continues to reflect the decline in sales to major television retailers. The television retailer sales, particularly the extended warranty sales, as well as tube size, directly impact the Entertainment division sales.

The decline in the Monitor segment of $978,000 is primarily attributed to a decrease of $952,000 in revenues of commercial monitors due to extended lead times incurred during the internal manufacturing reorganization subsequent to the Aydin acquisition. These lead times have been reduced during the third and fourth quarters of fiscal 2000 and it is anticipated that these revenues will return to normal levels in the latter half of fiscal 2001.

The decline in wholesale Consumer Parts segment is attributed to the sale of the Vanco International, Inc. subsidiary in September 1999. Offsetting increases in revenues of $255,000 are attributed to increased sales in the Fire and Safety product line.

Gross margins
-------------

Consolidated gross profit margins decreased from 32.1% to 31.1% for the quarter May 31, 2000 compared to May 31, 1999. The CRT division posted an increase from 29.6% to 31.2% while the wholesale consumer parts division decreased from 39.1% to 30.7% for the comparable periods.

CRT division margins reflect a reduction of overhead costs within the Monitor segment due to the consolidation of manufacturing facilities after the Aydin acquisition in the third quarter of fiscal 1999.

Wholesale Consumer Parts margins were lower due to lower margins realized on the Fire & Safety product line sales and due to an increase of sales to distributors.

Operating expenses
------------------

Operating expenses decreased $117,000 or 2.6% from a year ago. Included in the operating expenses were expenses incurred by the new locations of $331,000 and reductions of expenses due to the Vanco sale of $337,000.

Interest expense
----------------

Interest expense decreased $24,000 in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Overall, outstanding debt is higher as of May 31, 2000 by $2,321,000 over May 31, 1999 balances. However, included in this amount is $3,000,000 that was not borrowed until late in the first quarter for the Lexel acquisition. The offsetting decline in other debt of $679,000 accounts for the remaining decrease.

Income taxes
------------

The effective tax rate for the first quarter of fiscal 2001 was 38% compared to 45% for the same period one year ago. The major portion of this decrease is related to the losses incurred in the first quarter of fiscal 2000 by the Company's European subsidiaries for which a benefit had not been reflected.

Foreign currencies
------------------

During 1998 the Company began reporting its Mexican subsidiary on the basis that the functional currency is the U.S. dollar. Any exchange gains or losses are reflected in the Company's income statements. There were no significant gains or losses for the current period reported.

Liquidity and capital resources
-------------------------------

The Company's working capital was $20,450,000 at May 31, 2000 compared to $27,693,000 at May 31, 1999. $8,100,000 of the decrease of $7,272,000 is due to the reclassification of the company's line of credit which matures in July 2000. Additionally, the Company increased its working capital $1,836,000 through the acquisition of Lexel Imaging Systems, Inc. The balance of the decrease is related to ongoing operations increasing inventory, collecting receivables and reducing operating liabilities without increasing lines of credit.

The Company does not anticipate significant capital expenditures, excluding acquisitions, for fiscal 2001.

                                    PART II


Item 1.  Legal Proceedings

         No new legal proceedings or material changes in existing litigation occurred during the quarter ended May 31, 2000.

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






                                    VIDEO DISPLAY CORPORATION


July 17, 2000                       By: /s/ Ronald D. Ordway
                                        __________________________________
                                        Ronald D. Ordway
                                        Chief Executive Officer




                                    By: /s/ Carol D. Franklin
                                        __________________________________
                                        Carol D. Franklin
                                        Chief Financial Officer and Secretary