Form 10-Q
period 2000-08-31
VIDEO DISPLAY CORP
filed 2000-10-16
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended August 31, 2000                 Commission File Number 0-13394


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

                              Yes X      No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

         Class                             Outstanding at August 31, 2000
--------------------------                 ------------------------------
Common Stock, No Par Value                            3,789,567

                           VIDEO DISPLAY CORPORATION

                                     INDEX

                                                                                         Page
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (unaudited)

            Consolidated balance sheets - August 31, 2000 and
              February 29, 2000                                                           3-4

            Consolidated statements of income -
              Fiscal quarter and six months ended August 31, 2000 and 1999                  5

            Consolidated statements of shareholders' equity and comprehensive income -
              Twelve months ended February 29, 2000 and the six months
              ended August 31, 2000                                                         6

            Consolidated statements of cash flows - Six months
              ended August 31, 2000 and August 31, 1999                                   7-8

            Notes to consolidated financial statements -
              August 31, 2000                                                            9-12

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                  13-16

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                                        17
          Item 2. Changes in Securities                                                    17
          Item 3. Defaults upon its Senior Securities                                      17
          Item 4. Submission of Matters to a Vote of Security Holders                      17
          Item 5. Other Information                                                        17
          Item 6. Exhibits and Reports on Form 8-K                                         17

SIGNATURES

                  Video Display Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                                    August 31,         February 29,
                                                                                      2000                2000
                                                                                    UNAUDITED           (NOTE A)
                                                                                    ---------           --------
Assets
Current assets
   Cash and cash equivalents                                                      $  4,212,000        $  4,235,000

   Notes and accounts receivable, less allowance for
      possible losses of $427,000 and $495,000                                      10,842,000           8,947,000
   Costs and earnings in excess of billings on contracts                               751,000             131,000
   Inventories (Note B)                                                             29,438,000          25,622,000
   Prepaid expenses                                                                  1,683,000           1,334,000
                                                                                  ------------        ------------
Total current assets                                                                46,926,000          40,269,000

Property, plant and equipment:
   Land                                                                                600,000             540,000
   Buildings                                                                         5,457,000           4,889,000
   Machinery and equipment                                                          17,192,000          15,347,000
                                                                                  ------------        ------------
                                                                                    23,249,000          20,776,000
Accumulated depreciation and amortization                                          (15,107,000)        (14,572,000)
                                                                                  ------------        ------------
                                                                                     8,142,000           6,204,000
Excess of cost over net assets acquired, net of
   accumulated amortization of $1,954,000 and
   $1,734,000                                                                        1,407,000           1,627,000
Deferred income taxes                                                                  122,000             122,000
Other assets                                                                         1,106,000           1,435,000
                                                                                  ------------        ------------

Total assets                                                                      $ 57,703,000        $ 49,657,000
                                                                                  ============        ============





The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  August 31,           February 29,
                                                                                     2000                2000
                                                                                   UNAUDITED            (NOTE A)
                                                                                   ---------            --------
Liabilities and Shareholders' Equity
Current liabilities
   Revolving lines of credit and short-term debt (Note E)                        $  11,386,000        $  6,010,000
   Notes payable to officers and shareholders (Note E)                               3,783,000           2,400,000
   Accounts payable                                                                  7,575,000           5,008,000
   Accrued liabilities                                                               2,504,000           3,482,000
   Current maturities of long-term debt (Note D)                                     1,507,000           1,507,000
                                                                                 -------------        ------------
Total current liabilities                                                           26,755,000          18,407,000

Long-term debt less current maturities (Note D)                                      5,952,000           6,702,000
Convertible subordinated debentures                                                  1,775,000           1,775,000
Minority interests                                                                     157,000             167,000
                                                                                 -------------        ------------
Total Liabilities                                                                   34,639,000          27,051,000
                                                                                 -------------        ------------

Commitments and contingencies                                                              ---                 ---

Shareholders' equity

   Preferred stock, no par value - 2,000,000 shares authorized;
      none issued and outstanding                                                          ---                 ---
   Common stock, no par value - 10,000,000 shares authorized;
      3,790,000 shares issued and outstanding                                        2,994,000           2,994,000
Additional paid-in capital                                                              92,000              92,000
Retained earnings                                                                   21,463,000          20,921,000
Accumulated other comprehensive income                                              (1,485,000)         (1,401,000)
                                                                                 -------------        ------------
Total shareholders' equity                                                          23,064,000          22,606,000
                                                                                 -------------        ------------
Total liabilities and shareholders' equity                                       $  57,703,000        $ 49,657,000
                                                                                 =============        ============





The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      Quarter Ended August 31,                  Six Months Ended August 31,
                                                   2000                   1999                     2000              1999
                                                   ----                   ----                     ----              ----
Net sales                                       $18,061,000          $15,706,000              $34,681,000         $33,232,000
Cost of goods sold                               12,354,000           10,893,000               23,808,000          22,792,000
                                                -----------          -----------              -----------         -----------
     Gross profit                                 5,707,000            4,813,000               10,873,000          10,440,000

Operating expenses
  Selling and delivery                            1,632,000            1,452,000                3,203,000           2,950,000
  General and administrative                      2,849,000            2,911,000                5,687,000           5,939,000
                                                -----------          -----------              -----------         -----------
                                                  4,481,000            4,363,000                8,890,000           8,889,000
     Operating profit                             1,226,000              450,000                1,983,000           1,551,000

Other income (expense)
  Interest expense                                 (584,000)            (374,000)                (943,000)           (757,000)
  Other, net                                       (181,000)             (44,000)                (190,000)           (121,000)
                                                -----------          -----------              -----------         -----------
                                                   (765,000)            (418,000)              (1,133,000)           (878,000)
     Income (loss) before minority interest         461,000               32,000                  850,000             673,000
Minority interest expense (income)                   (4,000)              (4,000)                  (3,000)            (11,000)
                                                -----------          -----------              -----------         -----------
     Income before income taxes                     465,000               36,000                  853,000             684,000
Income tax expense (benefit)                        163,000              (55,000)                 311,000             239,000
                                                -----------          -----------              -----------         -----------
     Net Income                                 $   302,000          $    91,000              $   542,000         $   445,000
                                                ===========          ===========              ===========         ===========
Basic earnings per share of common stock        $      0.08          $      0.02              $      0.14         $      0.11
                                                ===========          ===========              ===========         ===========
Diluted earnings per share of common stock      $      0.08          $      0.02              $      0.14         $      0.11
                                                ===========          ===========              ===========         ===========
Basic weighted average shares outstanding         3,790,000            3,964,000                3,790,000           3,964,000
                                                ===========          ===========              ===========         ===========
Diluted weighted average shares
    outstanding                                   4,254,000            4,392,000                4,257,000           4,392,000
                                                ===========          ===========              ===========         ===========

The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                             COMPREHENSIVE INCOME
               For the Twelve Months Ended February 29, 2000 and
                     the Six Months Ended August 31, 2000

                                                                                   Accumulated                          Current
                                                                                      Other          Additional           Year
                                                  Common           Retained       Comprehensive       Paid In        Comprehensive
                                                   Stock           Earnings          Income           Capital            Income
                                                   -----           --------          ------           -------            ------
  Balance at February 28, 1999                $3,591,000          $20,216,000       $(1,536,000)      $  92,000      $     ---

    Net income for the year                          ---              705,000               ---             ---        705,000
    Unrealized gain on marketable equity
       securities                                    ---                  ---            22,000             ---         22,000
    Realized loss on marketable equity
        Securities                                   ---                  ---           100,000             ---        100,000
    Currency translation adjustment                  ---                  ---            13,000             ---         13,000

    Issuance of common stock under stock
        option plan                              100,000                  ---               ---             ---            ---
    Repurchase of common stock                  (697,000)                 ---               ---             ---            ---
                                              ----------          -----------       -----------       ---------      ---------
  Balance at February 29, 2000                $2,994,000          $20,921,000       $(1,401,000)      $  92,000      $ 840,000
    Net income for the period                        ---              542,000               ---             ---        542,000
    Currency translation adjustment                  ---                  ---           (62,000)            ---        (62,000)
    Unrealized loss on marketable equity
     securities                                      ---                  ---           (22,000)            ---        (22,000)
                                              ----------          -----------       -----------       ---------      ---------
  Balance at August 31, 2000                  $2,994,000          $21,463,000       $(1,485,000)      $  92,000      $ 458,000
                                              ==========          ===========       ===========       =========      =========

                  Video Display Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Six months ended August 31,

                                                                                    2000               1999
                                                                                    ----               ----
Net cash provided by (used in) operating activities                           $    (858,000)       $   1,989,000
                                                                              -------------        -------------

Investing activities
Purchase of property, plant and equipment                                          (820,000)            (897,000)
Purchase of stock of Lexel Imaging Systems, Inc.                                 (3,000,000)                 ---
Purchase of assets of IST                                                        (1,598,000)                 ---
Decrease in other asset                                                             257,000               18,000
                                                                              -------------        -------------
Net cash used in investing activities                                            (5,161,000)            (879,000)
                                                                              -------------        -------------

Financing activities
Proceeds from long-term debt and lines of credit                                 20,665,000            5,308,000
Proceeds from exercise of stock option                                                  ---              100,000
Proceeds on note receivable                                                          51,000               29,000
Payments on long-term debt and lines of credit                                  (14,657,000)          (5,692,000)
                                                                              -------------        -------------
Net cash provided (used) in financing activities                                  6,059,000             (255,000)
                                                                              -------------        -------------

Effect of exchange rates on cash                                                    (63,000)              11,000
                                                                              -------------        -------------

Net increase (decrease) in cash                                                     (23,000)             866,000

Cash, beginning of period                                                         4,235,000            2,150,000
                                                                              -------------        -------------

Cash, end of period                                                           $   4,212,000        $   3,016,000
                                                                              =============        =============



The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Six Months ended August 31,

                                                                           2000                 1999
                                                                           ----                 ----
Reconciliation of Net Earnings from Continuing
    Operations to Net Cash Provided by (Used in)
    Operating Activities

Net earnings from continuing operations                               $    542,000        $   445,000

Adjustments to reconcile net earnings to net cash provided
by operations:
Depreciation and amortization                                              755,000            762,000
Amortized interest on note receivable                                           --            (18,000)
Decrease in allowance for doubtful accounts                                (68,000)             2,000
Unrealized loss on equity investment                                            --            103,000

Changes in working capital, net of effects
from acquisitions:
Accounts receivable                                                     (1,649,000)        (1,137,000)
Inventories                                                                 (6,000)         1,581,000
Prepaid expenses                                                          (349,000)           396,000
Accounts payable and accrued expenses                                      (73,000)          (145,000)
Minority interests                                                         (10,000)               ---
                                                                      ------------        -----------
Net cash provided by (used in) continuing operations                  $   (858,000)       $ 1,989,000
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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of August 31, 2000 and the Consolidated Statement of earnings for the six months ended August 31, 2000 and 1999.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consist of:
                                        August 31,                February 29,
                                           2000                       2000
                                           ----                       ----

Raw materials                          $ 5,215,000                 $ 4,262,000
Finished goods                          24,223,000                  21,360,000
                                       -----------                 -----------
                                       $29,438,000                 $25,622,000
                                       ===========                 ===========

NOTE C - ACQUISITIONS

In May 2000, the Company purchased the common stock of Lexel Imaging Systems, Inc. ("Lexel") and in June 2000 the Company purchased certain assets and assumed certain liabilities of the electro optical division of Imaging and Sensing Technology ("IST"). The Company paid $3,000,000 and $1,598,000 for Lexel and IST, respectively. The purchase price for Lexel was financed by short-term, unsecured debt, guaranteed by an officer of the Corporation with a stated interest rate of LIBOR plus 2%. The IST purchase price was financed by a demand note payable with an officer of the Corporation with a stated interest rate of prime plus 1%. Both of these notes were entered into with the intent to be consolidated into one facility at the time of the Primary line of credit refinancing.

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

                  Video Display Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The following table summarizes the unaudited pro forma consolidated results of operations of the Company, assuming the acquisitions had occurred at the beginning of the following fiscal periods. The pro forma financial information is not necessarily indicative of what would have occurred had the acquisitions been made as of that date, nor is it indicative of future results of operations.

The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, amortization of the excess of the purchase price over the net assets acquired, interest expense and income taxes.

                                                     Three months ended           Six months ended
                                                          August 31,                  August 31,
                                                    2000            1999          2000             1999
                                                    ----            ----          ----             ----
Net sales                                       $18,061,000     $19,834,000    $37,508,000    $ 41,191,000
Earnings from continuing operations               1,226,000         681,000      1,918,000       1,949,000
Net earnings                                    $   302,000     $   323,000        475,000    $    846,000
                                                ===========     ===========    ===========    ============
Basic earnings per share                        $      0.08     $      0.08    $      0.13    $       0.21
                                                ===========     ===========    ===========    ============
Diluted earnings per share                      $      0.08     $      0.07    $      0.11    $       0.19
                                                ===========     ===========    ===========    ============

NOTE D - LONG-TERM DEBT

Long-term debt consisted of the following:                        August 31,       February 29,
                                                                     2000              2000
                                                                     ----              ----
Term loan facility; floating interest rate based
on an adjusted LIBOR rate (9.5% as of August 31,
2000), quarterly principal payments commencing
November 1999 and maturing November 2005;
collateralized by assets of Aydin Display, Inc.                $   6,250,000      $   6,875,000

Mortgage payable to bank; monthly principal
payments of $13,000 plus interest not to exceed
7.5% and maturing December 2003; collateralized by land
and building.                                                        693,000            774,000

Other                                                                516,000            560,000
                                                               -------------      -------------
                                                               $   7,459,000      $   8,209,000
Less current portion                                               1,507,000          1,507,000
                                                               -------------      -------------
                                                               $   5,952,000      $   6,702,000
                                                               =============      =============

                  Video Display Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE E - LINES OF CREDIT AND SHORT-TERM DEBT

During early 1998, the Company refinanced its loan agreement ("Agreement") to provide for a $4,500,000 (increased to $5,500,000 in May 1999) line of credit with its primary bank and $3,500,000 with a second bank secured by substantially all assets of the Company. In conjunction with this refinancing, the Company borrowed $2,800,000 from the CEO to pay down the original line of credit. The Company amended its Primary Line to extend the termination date to December 1, 2000 and to lower the interest rate to a fixed rate of 7.25% per annum. The commitment fee of 0.5% on the unused portion of the Primary line was also eliminated. All other terms of the Primary Line remained the same as the original line of credit. The Secondary Line was extended to November 30, 2000 with the interest rate and all other terms remaining the same, including a commitment fee of 0.5% charged on the unused portion. Borrowings under the Lines are limited by eligible accounts receivable and inventory, as defined. As of August 31, 2000, the outstanding balances on the Primary Line and Secondary Line were $5,266,000 and $3,120,000, respectively. The additional availability under the Primary and Secondary Lines were $234,000 and $108,000, respectively, as of August 31, 2000. The Line agreements contain affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth and cash flow coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions.

In May 2000, the Company entered into a $3,000,000 note payable with its primary bank to finance the acquisition of Lexel as discussed in Note C above. The 120 day note has a stated interest rate of LIBOR (6.698% as of August 31, 2000) plus 2%. The note is guaranteed by the CEO of the Company. The note was extended to December 1, 2000.

In June 2000, the Company borrowed an additional $1,400,000 from the CEO to assist with the acquisition of the electro optics division of IST. As of August 31, 2000, the Company owes the CEO $3,600,000. Also during the second quarter of fiscal 2001, the Company repaid $17,000 on a note payable to a Director, leaving a balance of $183,000 at August 31, 2000.

Subsequently, in September 2000, the Company signed a letter of intent with its primary bank to consolidate its existing Primary Line and the $3,000,000 Lexel acquisition loan into one $10,000,000 credit facility. The interest rate will be based on a floating LIBOR rate based on a debt to EBITDA ratio. The effective rate at the date of commitment was 9.375%. The note will mature July 1, 2003. The principal balance will be reduced by $500,000 on July 1, 2001 and $500,000 on July 1, 2002.

Advance rates will remain the same as under the previous line and included is a commitment fee for the unused portion of 0.25%. The Company does not anticipate any problems in closing this transaction, nor does the Company anticipate problems renewing its Secondary Line.

                  Video Display Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

                                               August  31,         August 31,
                                                  2000               1999
                                                  ----               ----
Cash paid for:
Interest                                      $   943,000          $  681,000
                                              ===========          ==========
Income taxes, net of refunds                  $   441,000          $  304,000
                                              ===========          ==========


NOTE G - SUBSEQUENT EVENT

In September 2000, the Company announced that it had acquired, through its Lexel subsidiary, the cathode ray tube manufacturing operations of Raytheon Company. The operations will be consolidated into the Lexel facility based in Lexington, KY. The Company paid cash consideration from its Primary Line in the amount of $560,000. The purchase price includes a four year declining royalty payment based on net revenues collected during that period.

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

      The following table sets forth, for the three and six months ended August 31, 2000 and 1999, the percentages which selected items in the Statements of Income bear to total revenues:

                                              Fiscal Quarter                   Six Months
                                              Ended August 31,               Ended August 31,
                                            2000            1999           2000          1999
                                            --------------------           ------------------
Sales
    CRT and components                        80.1%        72.1%             78.2%       72.8%
    Wholesale electronic parts                19.9         27.9              21.8        27.2
                                            ------       ------            ------      ------
                                             100.0%       100.0%            100.0%      100.0%

Cost and expenses
    Cost of goods sold                        68.4%        69.4%             68.6%       68.5%
    Selling and delivery                       9.0          9.2               9.2         8.9
    General and administrative                15.8         18.5              16.4        17.9
                                            ------       ------            ------      ------
                                              93.2         97.1              94.2        95.3

Income from Operations                         6.8          2.9               5.8         4.7

Interest expense                              (3.2)        (2.4)             (2.7)       (2.3)
Other income (expense)                        (0.1)        (0.3)             (0.1)       (0.3)
                                            ------       ------            ------      ------
Income before income taxes                     3.5          0.2               3.0         2.1
Provision for income taxes                     1.8         (0.4)              1.4         0.8
                                            ------       ------            ------      ------

Net income                                     1.7%         0.6%              1.6%        1.3%
                                            ======       ======            ======       =====

Net Sales
---------

Consolidated net sales increased $2,355,000 and $1,449,000 for the three and six months ended August 31, 2000 as compared to the same periods ended August 31, 1999. CRT division sales were up $3,155,000 or 27.9% and $2,948,000 or 12.2% for the three and six month comparative periods. The wholesale consumer electronic parts division sales were down $801,000 or 18.2% and $1,499,000 or 16.6% for the same comparative periods.

The net increase in CRT division sales is primarily attributable to growth within the display and monitor segments. The Company's newest locations within the display segment in Connecticut and Florida, acquired in the third and fourth quarters, respectively, of fiscal 2000, contributed revenues of $1,149,000 and $1,644,000 for the three and six months ended August 31, 2000. Within the monitor segment, the

Company's subsidiary location, Lexel, acquired in May 2000, provided $3,044,000 for the three months and $4,348,000 for the six months ended August 31, 2000. There were no comparative revenues for these locations in the same periods a year ago.

Offsetting declines in sales within the CRT division of $599,000 and $1,012,000 for the comparative three and six month periods ended August 31, 2000 are attributed primarily to the entertainment segment. This reflects the decline in sales to major television retailers. Television retail sales, particularly extended warranty sales to end user consumers, as well as the size of sets sold, negatively impacted the entertainment division sales.

The decline in sales in the wholesale consumer parts segment of $801,000 and $1,499,000 for the three and six month comparative periods ended August 31, 2000 and 1999, respectively, is attributed primarily to the sale of Vanco International, Inc. ("Vanco"), a former subsidiary, in September 1999. The three and six months ended August 31, 1999 included sales of $884,000 and $1,836,000, respectively, for Vanco.

Gross margins
-------------

Consolidated gross margins remain unchanged from 31.4% for the six months ended August 31, 2000 as compared to August 31, 1999. CRT division margins were higher in the comparative six month period by 2.1%, while wholesale consumer parts declined 5.8% for the comparative period.

The CRT division margins are up slightly due to volume increases within the monitor and display segments. The Company continued to consolidate facilities in the second quarter of fiscal 2001. Earlier realignments within the monitor segment have begun to positively impact revenues and margins in fiscal 2001.

The wholesale consumer parts division margins are down in part due to the exclusion of Vanco in fiscal 2001, and also due to declines in margins realized on the fire and safety and other existing consumer parts product lines. During the second quarter, these product line margin declines resulted from reduced selling prices to move some older, slower moving merchandise as well as effects of the mix of products sold that were purchased at higher costs than some bulk purchases realized in the past.

Operating expenses
------------------

Operating expenses as a percentage of sales decreased to 24.8% from 27.7% for the three month comparative periods and to 25.6% from 26.8% for the six month comparative periods.

The CRT division operating expenses increased $1,087,000 during the comparative six month period. Included in these increases are $706,000 of expenses relating to the new locations within the monitor and display segments not in fiscal 2000 comparative figures. Increases in sales volume as well as the positive impact of internal restructuring and reorganization have contributed in the decline of operating expenses as a percentage of sales.

The wholesale consumer parts division reduced operating expenses $1,086,000 for the six months ended August 31, 2000 compared to the same period one year ago. Included in the decline within this division is the elimination of operating costs of Vanco, which were $670,000 for the six months ended August 31, 1999. Additionally, the remaining subsidiary within the division has eliminated two locations and reduced personnel at its home office in response to the recent decline in sales within that division.

Interest expense
----------------

Interest expense increased $210,000 and $186,000 for the three and six month comparative periods. The majority of the increase is attributed to the increase in debt incurred in conjunction with the recent business acquisitions.

Income taxes
------------

The effective tax rate for the six months ended August 31, 2000 was 36.5% as compared to 34.9% for the same period one year ago. An income tax benefit in the prior year comparative period from foreign operation losses is the primary reason for the increase in fiscal 2001.

Liquidity and capital resources
-------------------------------

Working capital has decreased $1,691,000 from $21,862,000 to $20,171,000. The decrease is a result of the impact of short-term debt utilized in recent acquisitions.

The Company entered into short-term debt arrangements in order to complete the recent acquisitions of Lexel and IST with the intent to consolidate these notes during the renewal of the Company's existing Primary Line during the second quarter of fiscal 2001. The short-term notes and Primary Line were extended to December 1, 2000 in order to complete the renewal with the Company's primary bank. In September 2000, the Company reached an agreement to increase its current line to $10,000,000 at a floating interest rate based on LIBOR. The effective rate will be 9.375% based on LIBOR at the date of commitment. The note will mature on July 1, 2003, and has a decreasing principal of $500,000 on July 1, 2001 and $500,000 on July 1, 2002. The note includes advance rates based on available eligible receivables and inventory as well as the collateral of certain real estate and equipment. Included in the agreement is an unused commitment fee of 0.25% payable quarterly.

The Secondary Line was extended to November 30, 2000. The Company will be required to refinance its revolving line with its secondary bank in the third quarter of fiscal 2001. The Company is not anticipating any problems with this renegotiation.

The Company does not anticipate any significant capital investments for the balance of fiscal 2001.

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

                                    PART II

Item 1.       Legal Proceedings

              No new legal proceedings or material changes in existing litigation occurred during the quarter ended August 31, 2000.

Item 2.       Changes in Securities

              None.

Item 3.       Defaults upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other information

              None

Item 6.       Exhibits and Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the quarter ended August 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           VIDEO DISPLAY CORPORATION


October 13, 2000                      By:  /s/ Ronald D. Ordway
                                           -------------------------------------
                                           Ronald D. Ordway
                                           Chief Executive Officer

                                      By:  /s/ Carol D. Franklin
                                           ------------------------------------
                                           Carol D. Franklin
                                           Chief Financial Officer and Secretary