Form 10-Q
period 2000-11-30
VIDEO DISPLAY CORP
filed 2001-01-16
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 2000       Commission File Number 0-13394


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

                     Yes   X                       No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

         Class                              Outstanding at November 30, 2000
--------------------------                  --------------------------------
Common Stock, No Par Value                             3,799,067

                           VIDEO DISPLAY CORPORATION

                                     INDEX

                                                                                                         Page
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements (unaudited)

               Consolidated balance sheets - November 30, 2000 and
                 February 29, 2000                                                                         3-4

               Consolidated statements of income -
                 Fiscal quarter and nine months ended November 30, 2000 and 1999                             5

               Consolidated statements of shareholders' equity and comprehensive income -
                 Twelve months ended February 29, 2000 and the nine months
                 ended November 30, 2000                                                                     6

               Consolidated statements of cash flows - nine months
                 ended November 30, 2000 and November 30, 1999                                             7-8

               Notes to consolidated financial statements -
                 November 30, 2000                                                                        9-12

             Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                              13-16



PART II.     OTHER INFORMATION

             Item 1. Legal Proceedings                                                                      17
             Item 2. Changes in Securities                                                                  17
             Item 3. Defaults upon its Senior Securities                                                    17
             Item 4. Submission of Matters to a Vote of Security Holders                                    17
             Item 5. Other Information                                                                      17
             Item 6. Exhibits and Reports on Form 8-K                                                       17


SIGNATURES

                  Video Display Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                            November 30,         February 29,
                                                                                2000                 2000
                                                                             UNAUDITED             (NOTE A)
                                                                        ---------------------  --------------------
Assets
Current Assets
   Cash and cash equivalents                                            $          3,610,000      $       4,235,000
   Notes and accounts receivable, less allowance for
      possible losses of $258,000 and $495,000                                    11,370,000              8,947,000
   Costs and earnings in excess of billings on contracts                             641,000                131,000
   Inventories (Note B)                                                           29,823,000             25,622,000
   Prepaid expenses                                                                1,575,000              1,334,000
                                                                        --------------------      -----------------
Total current assets                                                              47,019,000             40,269,000

Property, plant and equipment:
   Land                                                                              600,000                540,000
   Buildings                                                                       5,435,000              4,889,000
   Machinery and equipment                                                        17,673,000             15,347,000
                                                                        --------------------      -----------------
                                                                                  23,708,000             20,776,000
Accumulated depreciation and amortization                                        (15,404,000)           (14,572,000)
                                                                        --------------------      -----------------
                                                                                   8,304,000              6,204,000
Excess of cost over net assets acquired, net of
   accumulated amortization of $2,018,000 and $1,734,000                           1,343,000              1,627,000

Deferred income taxes                                                                122,000                122,000
Other assets                                                                       1,041,000              1,435,000
                                                                        --------------------      -----------------

Total assets                                                            $         57,829,000      $      49,657,000
                                                                        ====================      =================

The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            November 30,            February 29,
                                                                                2000                    2000
                                                                             UNAUDITED                (NOTE A)
                                                                        --------------------      -----------------
Liabilities and Shareholders' Equity
Current liabilities
   Revolving lines of credit and short-term debt (Note E)               $         11,610,000      $       6,010,000
   Notes payable to officers and shareholders (Note E)                             3,763,000              2,400,000
   Accounts payable                                                                7,040,000              5,008,000
   Accrued liabilities                                                             3,179,000              3,482,000
   Current maturities of long-term debt (Note D)                                   1,507,000              1,507,000
                                                                        --------------------      -----------------
Total current liabilities                                                         27,099,000             18,407,000

Long-term debt less current maturities (Note D)                                    5,574,000              6,702,000
Convertible subordinated debentures                                                1,775,000              1,775,000
Minority interests                                                                   154,000                167,000
                                                                        --------------------      -----------------
Total liabilities                                                                 34,602,000             27,051,000
                                                                        --------------------      -----------------

Commitments and contingencies                                                            ---                    ---

Shareholders' equity
   Preferred stock, no par value - 2,000,000 shares
      authorized; none issued and outstanding                                            ---                    ---
   Common stock, no par value - 10,000,000 shares
      authorized; 3,799,000 issued and outstanding                                 3,034,000              2,994,000
Additional paid in capital                                                            92,000                 92,000
Retained earnings                                                                 21,619,000             20,921,000
Accumulated other comprehensive income                                            (1,518,000)            (1,401,000)
                                                                        --------------------      -----------------
Total shareholders' equity                                                        23,227,000             22,606,000
                                                                        --------------------      -----------------
Total liabilities and shareholders' equity                              $         57,829,000      $      49,657,000
                                                                        ====================      =================


The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Quarter Ended November 30,      Nine Months Ended November 30,
                                                         2000            1999              2000             1999
                                                    ------------     ------------     -------------    ------------
Net Sales                                           $ 18,959,000     $ 14,565,000     $  53,640,000    $ 47,797,000

Cost of goods sold                                    13,664,000       10,063,000        37,472,000      32,855,000
                                                    ------------     ------------     -------------    ------------

   Gross profit                                        5,295,000        4,502,000        16,168,000      14,942,000

Operating expenses
   Selling and delivery                                1,606,000          814,000         4,809,000       3,764,000
   General and administrative                          2,967,000        3,314,000         8,652,000       9,253,000
                                                    ------------     ------------     -------------    ------------
                                                       4,573,000        4,128,000        13,461,000      13,017,000

   Operating profit                                      722,000          374,000         2,707,000       1,925,000

Other income (expense)
   Interest expense                                     (545,000)        (404,000)       (1,488,000)     (1,161,000)
   Gain on sale of subsidiary                                 --          436,000                --         436,000
   Other, net                                             95,000           33,000           (96,000)        (88,000)
                                                    ------------     ------------     -------------    ------------
                                                        (450,000)          65,000        (1,584,000)       (813,000)

   Income (loss) before minority interest                272,000          439,000         1,123,000       1,112,000

Minority interest expense (income)                        (1,000)          (2,000)           (3,000)        (13,000)
                                                    ------------     ------------     -------------    ------------

   Income before income taxes                            273,000          441,000         1,126,000       1,125,000

Income tax expense (benefit)                             117,000           12,000           428,000         251,000
                                                    ------------     ------------     -------------    ------------

Net Income                                          $    156,000     $    429,000     $     698,000    $    874,000
                                                    ============     ============     =============    ============


Basic earnings per share of common stock            $       0.04     $       0.11     $        0.19    $       0.22
                                                    ============     ============     =============    ============

Diluted earnings per share of common stock          $       0.04     $       0.11     $        0.18    $       0.22
                                                    ============     ============     =============    ============

Basic weighted average shares outstanding              3,695,000        3,969,000         3,695,000       3,969,000
                                                    ============     ============     =============    ============

Diluted weighted average shares outstanding            4,162,000        4,392,000         4,162,000       4,392,000
                                                    ============     ============     =============    ============


The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                             COMPREHENSIVE INCOME
               For the Twelve Months Ended February 29, 2000 and
                    the Nine Months Ended November 30, 2000




                                                                              Accumulated                          Current
                                                                                 Other          Additional           Year
                                                 Common          Retained    Comprehensive        Paid In       Comprehensive
                                                 Stock           Earnings        Income           Capital           Income
                                                 -----           --------        ------           -------           ------
Balance at February 28, 1999                   $3,591,000      $20,216,000   $(1,536,000)       $  92,000       $          ---

  Net income for the year                             ---          705,000           ---              ---              705,000
  Unrealized gain on marketable equity
   securities                                         ---              ---        22,000              ---               22,000
  Realized loss on marketable equity
   securities                                         ---              ---       100,000              ---              100,000
  Currency translation adjustment                     ---              ---        13,000              ---               13,000
  Issuance of common stock under stock
   option plan                                    100,000              ---           ---              ---                  ---
  Repurchase of common stock                     (697,000)             ---           ---              ---                  ---
                                               ----------      -----------   -----------        ---------       --------------
Balance at February 29, 2000                   $2,994,000      $20,921,000   $(1,401,000)       $  92,000       $      840,000

  Net income for the period                           ---          698,000           ---              ---              698,000
  Issuance of common stock under stock
   option plan                                     40,000
  Currency translation adjustment                     ---              ---       (87,000)             ---              (87,000)
  Unrealized loss on marketable equity
   securities                                         ---              ---       (30,000)             ---              (30,000)
                                               ----------      -----------   -----------        ---------       --------------
Balance at November 30, 2000                   $3,034,000      $21,619,000   $(1,518,000)       $  92,000       $      581,000
                                               ==========      ===========   ===========        =========       ==============

                  Video Display Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Nine months ended November 30,

                                                                                2000                    1999
                                                                        -------------------       ----------------
Net cash provided by (used in) operating activities                     $          (450,000)      $      1,989,000
                                                                        -------------------       ----------------

Investing activities
Purchase of property, plant, and equipment                                       (1,238,000)              (897,000)
Purchase of stock of Lexel Imaging Systems, Inc.                                 (3,000,000)                    --
Purchase of assets of IST                                                        (1,598,000)                    --
Purchase of assets of Raytheon, Inc.                                               (560,000)                    --
Increase in other assets                                                            394,000                 18,000
                                                                        -------------------       ----------------
Net cash used in investing activities                                            (6,002,000)              (879,000)
                                                                        -------------------       ----------------

Financing activities
Proceeds from long-term debt and lines of credit                                 28,064,000              5,308,000
Proceeds from exercise of stock option                                               41,000                100,000
Proceeds on note receivable                                                          68,000                 29,000
Payments on long-term debt and lines of credit                                  (22,229,000)            (5,692,000)
                                                                        -------------------       ----------------
Net cash provided (used) in financing activities                                  5,944,000               (255,000)
                                                                        -------------------       ----------------

Effect of exchange rates on cash                                                   (117,000)                11,000
                                                                        -------------------       ----------------

Net increase (decrease) in cash                                                    (625,000)               866,000

Cash, beginning of period                                                         4,235,000              2,150,000
                                                                        -------------------       ----------------

Cash, end of period                                                     $         3,610,000       $      3,016,000
                                                                        ===================       ================


The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Nine Months ended November 30,

                                                                                2000                    1999
                                                                        -------------------       -----------------
Reconciliation of Net Earnings from Continuing
   Operations to Net Cash Provided by (Used in)
   Operating Activities

Net earnings from continuing operations                                 $           698,000       $         445,000

Adjustments to reconcile net earnings to net cash
   provided by operations:
Depreciation and amortization                                                     1,116,000                 762,000
Amortized interest on note receivable                                                   ---                 (18,000)
Decrease in allowance for doubtful accounts                                        (237,000)                  2,000
Unrealized loss on equity investment                                                    ---                 103,000

Changes in working capital, net of effects
   from acquisitions:
Accounts receivable                                                              (1,966,000)             (1,137,000)
Inventories                                                                         253,000               1,581,000
Prepaid expenses                                                                   (241,000)                396,000
Accounts payable and accrued expenses                                               (60,000)               (145,000)
Minority interests                                                                  (13,000)                    ---
                                                                        -------------------       -----------------

Net cash provided by (used in) continuing operations                    $          (450,000)      $       1,989,000
                                                                        ===================       =================



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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of November 30, 2000 and the Consolidated Statement of Earnings for the nine months ended November 30, 2000 and 1999.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consist of:

                                          November 30,       February 29,
                                              2000               2000
                                          -------------      ------------

Raw materials                             $   4,642,000      $  4,262,000
Finished goods                               25,181,000        21,360,000
                                          -------------      ------------
                                          $  29,823,000      $ 25,622,000
                                          =============      ============



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

                  Video Display Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

In September 2000, the Company acquired, through its Lexel subsidiary, the cathode ray tube manufacturing operations of Raytheon Company. The operations are being consolidated into the Lexel facility based in Lexington, KY. The Company paid cash consideration from its Primary Line in the amount of $560,000. The purchase price includes a four year declining royalty payment based on net revenues collected during that period.

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

                                                    Three months ended                Nine months ended
                                                       November 30,                      November 30,
                                                  2000              1999              2000            1999
                                              ------------      -------------     ------------     ------------
Net  sales                                    $ 18,959,000      $  16,385,000     $ 53,669,000     $ 55,187,000
Earnings from continuing operations                722,000            931,000        2,988,000        2,881,000
Net earnings                                  $    156,000      $     991,000     $    982,000     $  1,836,000
                                              ============      =============     ============     ============
Basic earnings per share                      $        .04      $        0.25     $        .27     $       0.46
                                              ============      =============     ============     ============
Diluted earnings per share                    $        .04      $        0.23     $        .25     $       0.42
                                              ============      =============     ============     ============

NOTE D - LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                 November 30,           February 29,
                                                                                     2000                   2000
                                                                              -----------------       --------------
Term loan facility; floating interest rate based on an adjusted LIBOR rate (9.5% as of November 2000), quarterly principal payments commencing November 1999 and maturing November 2005;
collateralized by assets of Aydin Display, Inc.                               $       5,938,000       $    6,875,000

Mortgage payable to bank; monthly principal payments of $13,000 plus interest not to exceed 7.5% and maturing December 2003;
collateralized by land and building.                                                    682,000              715,000

Other                                                                                   461,000              619,000
                                                                              -----------------       --------------
                                                                              $       7,081,000       $    8,209,000
Less current portion                                                                  1,507,000       $    1,507,000
                                                                              -----------------       --------------
                                                                              $       5,574,000       $    6,702,000
                                                                              =================       ==============

NOTE E - LINES OF CREDIT AND SHORT-TERM DEBT

During early 1998, the Company refinanced its loan agreement ("Agreement") to provide for a $4,500,000 (increased to $5,500,000 in May 1999) line of credit with its primary bank and $3,500,000 with a second bank secured by substantially all assets of the Company. In conjunction with this refinancing, the Company borrowed $2,800,000 from the CEO to pay down the original line of credit. The Company amended its Primary Line to extend the termination date to February 1, 2001 and to lower the interest rate to a fixed rate of 7.25% per annum. The commitment fee of 0.5% on the unused portion of the Primary line was also eliminated. All other terms of the Primary Line remained the same as the original line of credit. The Secondary Line was extended to December 29, 2000 with the interest rate and all other terms remaining the same, including a commitment fee of 0.5% charged on the unused portion. Borrowings under the Lines are limited by eligible accounts receivable and inventory, as defined. As of November 30, 2000, the outstanding balances on the Primary Line and Secondary Line were $5,266,000 and $3,120,000, respectively. The additional availability under the Primary and Secondary Lines were $234,000 and $226,000, respectively, as of November 30, 2000. The Line agreements contain affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth and cash flow coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Subsequent to November 30, 2000, the Company has renegotiated its Secondary Line to extend the loan until July 31, 2001. Advance rates were lowered 5% for both receivables and inventory. The maximum loan amount remains the same. Under the new terms, the maximum available to borrow remains at $3,500,000.

In May 2000, the Company entered into a $3,000,000 note payable with its primary bank to finance the acquisition of Lexel as discussed in Note C above. The 120 day note has a stated interest rate of LIBOR (6.5% as of November 30, 2000) plus 2%. The note is guaranteed by the CEO of the Company. The note was extended to February 1, 2001.

In June 2000, the Company borrowed an additional $1,400,000 from the CEO to assist with the acquisition of the electro optics division of IST. As of November 30, 2000, the Company owes the CEO $3,600,000. During the second quarter of fiscal 2001, the Company repaid $17,000 on a note payable to a Director, leaving a balance of $183,000 at November 30, 2000.

In September 2000, the Company signed a letter of intent with its primary bank to consolidate its existing Primary Line and the $3,000,000 Lexel acquisition loan into one $10,000,000 credit facility. The interest rate will be based on a floating LIBOR rate based on a debt to EBITDA ratio. The effective rate at the date of commitment was 9.375%. The note will mature July 1, 2003. The principal balance will be reduced by $500,000 on July 1, 2001 and $500,000 on July 1, 2002. Advance rates will remain the same as under the previous line and included is a commitment fee for the unused portion of 0.25%. The Company does not anticipate any problems in closing this transaction.

                  Video Display Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

                                         November 30,       February 29,
                                            2000               2000
                                        --------------     -------------
Cash paid for:
Interest                                $    1,488,000     $   1,426,000
                                        ==============     =============
Income taxes, net of refunds            $    1,306,000     $    (121,000)
                                        ==============     =============


NOTE G - SUBSEQUENT EVENT

In December 2000, the Company announced that it had reached an agreement to acquire the cathode ray tube ("CRT") operations of the former Datagraphix business unit of Anacomp. The equipment, inventories, and other assets of the CRT division will be integrated into the Company's Lexington, KY location, Lexel Imaging Systems.

The Company paid cash consideration of $200,000 funded by its Primary Line.

                  Video Display Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following table sets forth, for the three and nine months ended November 30, 2000 and 1999, the percentages which selected items in the Statements of Income bear to total revenues:

                                       Fiscal Quarter        Nine Months
                                     Ended November 30,   Ended November 30,
                                      2000       1999      2000       1999
                                     ---------------------------------------
Sales
   CRT and components                  81.5%     74.5%      79.4%    73.3%
   Wholesale electronic parts          18.5      25.5       20.6     26.7
                                     ------    ------     ------   ------
                                      100.0%    100.0%     100.0%   100.0%

Costs and expenses
   Cost of goods sold                  72.1%     69.1%      69.9%    68.7%
   Selling and delivery                 8.5       5.6        9.0      7.9
   General and administrative          15.6      22.8       16.1     19.4
                                     ------    ------     ------   ------
                                       96.2      97.5       95.0     96.0

Income from Operations                  3.8       2.5        5.0      4.0

Interest expense                       (2.9)     (2.7)      (2.8)    (2.4)
Other income (expense)                  0.5       3.2       (0.2)     0.8
                                     ------    ------     ------   ------
Income before income taxes              1.4       3.0        2.0      2.4
Provision for income taxes             (0.6)      0.1        0.7      0.6
                                     ------    ------     ------   ------

Net income                              0.8%      2.9%       1.3%     1.8%
                                     ======    ======     ======   ======

Net Sales
---------

Consolidated net sales increased $4,394,000 or 30.2% and $5,843,000 or 12.2% for the three and nine months ended November 30, 2000 as compared to the same periods ended November 30, 1999. CRT division sales were up $4,592,000 or 42.3% and $7,541,000 or 21.5% for the three and nine month comparative periods. The wholesale consumer electronic parts division sales were down $198,000 or 5.3% and $1,698,000 or 13.3% for the same comparative periods.

The net increase in CRT division sales is primarily attributed to growth within the display and monitor segments. The Company's newest locations within these segments, Display Systems in Florida and Lexel Imaging Systems in Kentucky added $3,921,000 and $9,268,000 for the three and nine months ended November 30, 2000. Additional increases for the quarter ended November 30, 2000 as compared to November 30, 1999 included contributions from other locations within the display and monitor segments of $172,000 and $1,020,000, respectively. Offsetting decreases were realized by the entertainment and component parts segments of $400,000 and $111,000, respectively. The nine month comparative figures for the CRT division includes offsetting declines, excluding the Florida and Kentucky operations, of $1,719,000. The entertainment segment comprises the majority of this balance with $1,437,000 fewer revenues reported for the nine months ended November 30, 2000 as compared to the same period a year ago. This decline reflects the decline in sales to major television retailers. Television retail sales, particularly extended warranty sales to end user consumers as well as the size of sets sold, negatively impacted the entertainment division sales.

The decline in the wholesale consumer parts segment of $198,000 and $1,698,000 for the three and nine month comparative periods ended November 30, 2000 versus November 30, 1999 is attributed primarily to the sale of Vanco International, Inc. ("Vanco"), a former subsidiary, in September 1999. The impact on sales is a decline of $295,000 and $2,120,000 for the three month and nine month periods ended November 30, 2000 as compared to November 30, 1999. Offsetting net increases of $97,000 and $432,000 were recognized by the Fox International Ltd., Inc. subsidiary. Included in these increases for the three and nine month comparative periods is $412,000 and $1,036,000 of sales to a major electronics distributor. The offsetting decreases of $315,000 and $604,000 for the three and nine months ended November 30, 2000 as compared to one year ago are a result of a slow down in sales to smaller distributers and end user consumers.

Gross margins
-------------

Consolidated gross margins decreased from 31.3% to 30.1% for the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999. CRT division margins decreased from 29.6% to 29.2% and wholesale electronic parts division margins decreased from 35.9% to 33.7% for the same comparative periods.

The slight decline in margins within the CRT division resulted from the increases in the monitor segment due to the Company's recent acquisition, Lexel, whose gross margin rates are lower than the other CRT division locations. Also included in the reduced margins are costs incurred due to the incorporation and consolidation of the IST business acquired in June into the Lexington, KY facility. The Company will have additional expenses in the fourth quarter with the incorporation of the Raytheon and Anacomp businesses but with much less anticipated impact.

The wholesale consumer parts division margins are down in part due to the exclusion of Vanco in fiscal 2001. Additionally, there were declines in margins realized on the fire and safety product line as selling prices were reduced to move some older, slower moving merchandise. Lastly, margins on the increased sales to the major electronics distributor are lower than to other retail customers.

Operating expenses
------------------

Operating expenses as a percentage of sales decreased from 28.4% to 24.1% and from 27.3% to 25.1% for the three and nine month comparative periods ended November 30, 2000.

The CRT division operating expenses increased $1,769,000 for the nine months ended November 30, 2000 as compared to November 30, 1999. Included in these increases were expenses for the Florida and Kentucky operations of $1,041,000 that were not present in the previous year.

The wholesale consumer parts division reduced operating expenses $1,325,000 in the nine month comparative period ended November 30, 2000 as compared to a year ago. Included in this reduction is the elimination of operating expenses from Vanco of $866,000. Additionally, the remaining subsidiary within the division has eliminated two locations and reduced personnel at the home office.

Interest expense
----------------

Interest expense increased $141,000 and $327,000 for the three and nine month comparative periods ended November 30, 2000 as compared to November 30, 1999. The majority of the increase is attributed to the increase in debt for the two comparative periods of $4,896,000 as well as the increase in interest rates. The increases in debt are attributed to the recent business acquisitions.

Income taxes
------------

The effective tax rate for the nine months ended November 30, 2000 was 38% as compared to 22.3% for the same period one year ago. There was a tax benefit of 10.9% reflected in the nine months ended November 30, 1999 attributed to a capital loss carry forward that was applied to offset the $432,000 capital gain realized on the sale of the Company's subsidiary, Vanco, in that year. Additional benefits from foreign operation losses were also reflected in the prior year's effective rate.

Foreign currency translation
----------------------------

The Company's Mexican subsidiary reports on the basis of the functional currency as being the US dollar. Any exchange gains or losses due to the actual exchange of pesos and US dollars are currently reflected in the Company's income statement. There were no significant gains or losses for the current fiscal year.

Liquidity and capital resources
-------------------------------

Working capital declined from $21,862,000 at February 29, 2000 to $19,920,000 at November 30, 2000. The majority of the impact results from the use of short term debt used to finance recent business acquisitions.

The Company entered into short-term debt arrangements in order to complete the recent acquisitions of Lexel and IST with the intent to consolidate these notes during the renewal of the Company's existing Primary Line during the second quarter of fiscal 2001. The short-term notes and Primary Line were extended to February 1, 2001 in order to complete the renewal with the Company's primary bank. In September 2000, the Company reached an agreement to increase its current line to $10,000,000 at a floating interest rate based on LIBOR. The effective rate will be 9.375% based on LIBOR at the date of commitment. The note will mature on July 1, 2003, and has a decreasing principal of $500,000 on July 1, 2001 and $500,000 on July 1, 2002. The note includes advance rates based on available eligible receivables and inventory as well as the collateral of certain real estate and equipment. Included in the agreement is an unused commitment fee of 0.25% payable quarterly. The Secondary Line was extended to December 29, 2000, and then subsequently to July 31, 2001.

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

                                    PART II

Item 1.       Legal Proceedings

              No new legal proceedings or material changes in existing litigation occurred during the quarter ended November 30, 2000.

Item 2.       Changes in Securities

              None.

Item 3.       Defaults upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other information

              None

Item 6.       Exhibits and Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the quarter ended November 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                         VIDEO DISPLAY CORPORATION


January 11, 2001                     By: /s/ Ronald D. Ordway
                                         -------------------------------
                                         Ronald D. Ordway
                                         Chief Executive Officer



                                     By: /s/ Carol D. Franklin
                                         -------------------------------
                                         Carol D. Franklin
                                         Chief Financial Officer and Secretary