Form 10-K405
period 2001-02-28
VIDEO DISPLAY CORP
filed 2001-05-29
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20552

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                Commission file number
February 28, 2001                                               0-13394

                           VIDEO DISPLAY CORPORATION
            (Exact name of registrant as specified in its charter)

Georgia                                                        58-1217564
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

              1868 Tucker Industrial Drive, Tucker, Georgia 30084
             (address of principal executive offices and zip code)

Registrant's telephone number, including area code:          (770) 938-2080

Securities Registered Pursuant to Section 12(b) of the Act:      NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                                                          Name of each exchange
Title of each class                                        of which registered

Common stock (no par value)                                    NASDAQ/NMS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes    No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at May 14, 2001 is $13,666,735.

The number of shares outstanding of the registrant's Common Stock as of May 14, 2001 is 4,559,480.

                  DOCUMENTS INCORPORATED BY REFERENCE HEREIN
Certain exhibits which were filed with the Securities and Exchange Commission as part of the registrant's Registration Statement on Form S-18 (Commission File No. 2-94626-A) are incorporated by reference into Part IV.

Portions of the proxy statement for the annual 2001 shareholders meeting are incorporated by reference into Part III.

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

Description of Principal Business

Video Display Corporation was incorporated in the State of Connecticut in 1975, and through a tax-free reorganization became a Georgia corporation in 1984. The Company began its operations as a single recycling plant in Stone Mountain, Georgia providing replacement CRTs for color and black/white television sets. Beginning in 1983, with the growth of the computer industry, the Company expanded to meet the needs of the replacement market for computer monitors and other data display screens. To accomplish this objective, the Company acquired production equipment and customers from other smaller CRT remanufacturers. In fiscal 1993, the Company, through its Mexican subsidiary Video Electronics S.A. de C.V. ("Video Electronics"), obtained the CSA (Canadian Standards Association) and UL (Underwriters Laboratory) safety approvals for its recycled products. The Company and its plants in Louisiana, Pennsylvania, Georgia, Texas, New York, Connecticut, Florida, Massachusetts, Kentucky, Mexico, the U.K. and the Netherlands combine to form an international CRT-OEM manufacturing and distribution network with recycling capabilities and years of OEM production experience.

In May 2000, the Company acquired the common stock of Lexel Imaging Systems, Inc. ("Lexel") of Lexington, Kentucky. Lexel has developed specialized processes used in manufacturing a wide range of monochrome CRTs for commercial and military programs.

In June 2000, the Company acquired certain assets of the Electro Optical division of Imaging and Sensing Technology ("IST") in Horseheads, New York. IST provides a product line that includes specialty CRTs used to produce computer generated graphics, high quality photography and medical diagnostic images. The acquired assets of IST were integrated into Lexel's Lexington, Kentucky facility.

In September and December 2000, the company acquired the CRT operations of the Raytheon Corporation and the former Datagraphix business unit of Anacomp, respectively. These operations were consolidated into Lexel's facility in the latter part of fiscal 2001.

During fiscal 2000, in order to support the data display segment, the Company opened offices in Cape Canaveral, Florida and Wolcott, Connecticut. The Florida location ("Display Systems") provides custom projection display solutions for training rooms, board rooms, teleconferencing, flight training simulators, command and control centers, air traffic control, ship simulators, process status displays and integrated home theater. The Wolcott, Connecticut location ("VDC Wolcott") offers high-resolution monochrome displays for use in medical and military applications.

During fiscal 1999, the Company acquired the assets and assumed certain liabilities of the U.S. and U.K. Display Divisions of Aydin Corporation ("Aydin"); acquired 100% of the outstanding common stock of Mengel Industries, Inc. ("MII"); and acquired the net assets of both Wintron, Inc. ("Wintron") and MegaScan Corporation ("MegaScan"). Aydin offers a complete line of high-resolution commercial and ruggedized CRT monitors, AMLCD flat panel displays and monitors used by the public and private sector industries including medical diagnostic or treatment centers, utility and financial companies, and the military industry. MII supplies independent, OEM and hospital service personnel with CRTs, camera tubes and other components for medical imaging within the healthcare industry. Wintron manufactures high quality, custom-designed deflection components, high voltage power supplies, coils and flyback transformers and other CRT drive circuitry for airborne, commercial and military applications. MegaScan offers a complete line of high-resolution monochrome CRT monitors to the medical display industry.

Also in fiscal 1999, the Company opened an office in the Netherlands, Video Display Europe, B.V. ("VDC Europe"). This was done to more efficiently service customers in continental Europe. In fiscal 2002, the Company will be consolidating VDC Europe into their recently expanded UK operations and will service the European continent from that location.

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

The Company, through Southwest Vacuum Devices, Inc. ("Southwest Vacuum") located in Tucker, Georgia, and Apex Electronics, Inc. ("Apex") of Passaic, New Jersey, is involved in the manufacturing, marketing and distribution of electron guns and related hardware. The electron gun is the main component of a CRT and these companies give Video Display the ability to supply virtually all of its electron gun requirements. In fiscal 2001, the Company consolidated the electron gun business by relocating the Apex inventory and manufacturing operations to Southwest Vacuum's facility.

In the late 1980's, the Company entered the market of wholesale distribution of consumer electronic parts and consumer products and accessories with the acquisition of Fox International Ltd., Inc. ("Fox International") of Cleveland, Ohio. Fox International later added locations in Chicago, Illinois; Dallas, Texas; Setauket, New York and Orlando, Florida by acquiring assets and existing leases of operating distributors. Upon acquiring these locations, Fox International increased their total inventory lines and implemented the Company's operating policies so that all locations of this subsidiary operated on a similar basis. Subsequently, with the investment in a phone and electronic ordering system, the New York, Illinois and Florida locations were closed and all customer requirements are now handled exclusively from the Ohio and Texas locations. Fox International is involved in the wholesale distribution of consumer electronic parts for most major U.S. and foreign electronic manufacturers.

The Company continues to explore opportunities to expand the products offered in the display industry. This expansion will be achieved by adding new products to its inventory or by acquiring existing companies which enhance the Company's position in the display industry. Research and development primarily consists of establishing the interchangeability of products from various manufacturers and, when advantageous, manufacturing products to replace original electronic parts.

Segment Information

This information is provided in the notes to the consolidated financial statements, Note 11, Page F-21.

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

The Company's CRT operations are conducted at its facilities near Atlanta, Georgia, and at facilities located in White Mills, Pennsylvania (Chroma); Bossier City, Louisiana (Novatron); Monterrey, Mexico (Video Electronics); Dallas, Texas (Magna View); Lexington, Kentucky (Lexel); Warwickshire, England (VDC, Ltd.); and Amsterdam, Netherlands (VDC-Netherlands). At each North American facility, the Company manufactures new or recycles CRTs to meet original specifications. The European locations are sales and distribution facilities only.

The recycling process for monochrome CRTs involves the cleaning and reconditioning of the glass bulb and the insertion of new electronic components, which are purchased from OEMs and the Company's electron gun subsidiary. The Company's Atlanta, Georgia and Monterrey, Mexico facilities also assemble monochrome CRTs using new glass bulbs obtained from suppliers in standard sizes where customer requirements warrant the higher cost of new glass. The recycling of color CRTs involves the insertion of new electronic components, while leaving the original display screen intact. All CRTs manufactured by the Company are tested for quality in accordance with standards approved by UL and are shipped to customers or warehoused to meet future customer demand. The Company provides one-year limited warranties on its computer and other data display CRTs and two-year limited warranties on its color television components. Management believes that the Company is the largest recycler of CRTs in the domestic replacement markets for both television and data display uses.

The Company also distributes new CRTs and other electronic tubes purchased from original manufacturers, both domestic and international. Some of these manufacturers offer large quantities of overstocked original manufactured tubes from time to time at significant price reductions. The Company acquires these tubes when the existing replacement market demonstrates adequate future demand and the purchase price allows a reasonable profit for the risk. However, these purchased inventories sometimes do not turn as quickly as other inventories. In fiscal 2001, distribution of new CRTs purchased from domestic and foreign manufacturers accounted for approximately 63% of the Company's data display CRT sales.

The Company markets its products through approximately 200 independent wholesale electronics distributors located throughout the U.S. and sells directly to OEMs and their service organizations. The Company also supplies, under private-brand labeling, many of the replacement tubes marketed by several national brand name television manufacturers.

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

The Company's monitor operations are conducted at Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Teltron); Horsham, Pennsylvania (Aydin); Sanatoga, Pennsylvania (MII); Billerica, Massachusetts (MegaScan); Wolcott, Connecticut (VDC Wolcott); Cape Canaveral, Florida (Display Systems) and Lexington, Kentucky (Lexel).

The Company's monitor segment involves the design, engineer and manufacture of complete monochrome and color monitor units using new CRTs or flat panel displays. The Company will customize these monitors for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company's flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.

Electron Guns and Components

The Company, through its electron gun manufacturing subsidiary Southwest Vacuum, manufactures electron gun assemblies comprised of small metal and ceramic parts in a glass housing. The assembly process is highly labor intensive. While the particular electron guns being sold are of the Company's own design, most are replacements for electron guns previously designed for original equipment CRTs used in television sets and computer monitors. Therefore, the total amount of research and development expense is not significant and is not segregated in the consolidated financial statements, but is instead included in cost of sales. Raw materials consist of glass and metal stamped parts.

The electron gun division markets electron gun component parts to OEMs who manufacture high resolution and specialty tubes for unique applications. The majority of electron guns produced by this division is consumed internally among the Company's own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $434,000 for fiscal 2001, $483,000 for fiscal 2000 and $520,000 for fiscal 1999.

Electron gun sales are historically dependent upon the demand by domestic and foreign television CRT remanufacturers. The Company continues to seek alternative, growth-oriented markets to fully utilize its electron gun and component assembly facility.

The Company, through its subsidiary of Wintron located in Howard, Pennsylvania, produces flyback transformers, coils and power transformers. Intercompany sales transactions were $85,000, $14,000 and $20,000 for fiscal 2001, 2000 and 1999, respectively; but may become more significant as the Company's monitor segment grows.

Electronic Parts

Fox International distributes consumer electronic parts of most major consumer electronics manufacturers, both foreign and domestic. This subsidiary resells these products to major electronic distributors, retail electronic repair facilities, third party contractual repair shops and directly to consumers. In its relationship with consumer electronic manufacturers, Fox International receives the right, frequently exclusive, to ship parts to authorized dealers. Many of the manufacturers also direct inquiries for replacement parts to Fox International. Each manufacturer requires a distributor to stock its most popular parts and monitors the order fill ratio to ensure that their customers have access to sufficient replacement parts. Fox International maintains very high fill ratios in order to secure favored distributor status from the manufacturers, requiring a significant investment in inventories. To a limited extent, Fox International has the ability to rotate its stock with certain vendors to mitigate any risk of investment in inventories.

Patents and Trademarks

The Company holds certain patents with respect to some of its products and markets its services and products under various trademarks and tradenames. Additionally, in fiscal 2001 the Company began licensing certain electronic technology to other manufacturing companies, which is expected to generate royalty revenues of approximately $100,000 in fiscal 2002. Although the Company believes that the patents and trademarks owned are of value, the Company believes that success in its industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, the Company intends to protect its rights when, in its view, these rights are infringed upon.

Seasonal Variations in Business

Historically, there have not been any seasonal variations in the Company's CRT operating subsegments. The wholesale electronic parts distribution segment has experienced minimally higher sales during the Company's third quarter, which includes the impact of higher repair parts sales during the beginning of the new fall television season.

Working Capital Practices

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in this Report is incorporated herein by reference in response to this item.

Concentration of Customers

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, television and avionics industries. The Company's CRT division had net sales to the U.S. government that comprised approximately 17% and 15% of CRT segment net sales and 13% and 11% of consolidated net sales in fiscal 2001 and 2000, respectively. The Company's wholesale electronic parts distributor had net sales to one customer that comprised approximately 22%, 19% and 26% of that subsidiary's net sales in fiscal 2001, 2000 and 1999, respectively. Other subsidiaries have a few concentrated customers and vendors that could, if lost, negatively effect sales. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company's backlog was approximately $25,623,000 at February 28, 2001 and $9,561,000 at February 29, 2000. The increase in backlog between periods is due to the Lexel acquisition in fiscal 2001. Lexel comprises $16,400,000 (64%) of the February 28, 2001 backlog. Approximately 68% of the February 28, 2001 backlog is expected to ship during fiscal 2002.

Government Contracts

The Company, primarily through its Aydin, Teltron, Wolcott and Display Systems subsidiaries, had contracts with the U.S. government which generated revenues of approximately $9,282,000, $7,134,000 and $2,613,000 for the fiscal years ended 2001, 2000 and 1999, respectively. The Company's costs and earnings in excess of billings on these contracts was approximately $158,000 at February 28, 2001 and $325,000 at February 29, 2000. The Company's billings in excess of costs and earnings on these contracts was approximately $164,000 at February 28, 2001 and $194,000 at February 29, 2000.

Environmental Matters

The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on the Company's financial condition or results of operations in the past and are not expected to have a material adverse impact in the future.

Research and Development

The objectives of the Company's research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its products by implementing new developments in cathode ray and electron optic technology. The Company's commercial and military divisions continue their research and development in advanced infrared imaging ("FLIR"). Recently, the Company has funded additional FLIR research in partnership with the University of Rhode Island. Potential future markets for FLIR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. Through fiscal 2001, the Company has not incurred significant costs for basic research or new product development and, therefore, has not segregated these costs as a separate item but have included such costs in the consolidated financial statements as a part of costs of goods sold. As the Company continues to increase its development of new technology, these costs will be monitored and separately categorized, if material.

Employees

As of February 28, 2001, the Company employed a total of 497 persons on a full time basis. Of these, 70 are employed in executive, administrative, and clerical positions, 56 are employed in sales and distribution, and 371 are employed in manufacturing operations. Of the Company's 497 employees, 154 are employed at the Company's Mexican subsidiary and 60 are employed at the Company's other foreign locations. Fourteen employees are represented by a union. The Company believes its employee relations to be satisfactory.

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

Compared to domestic manufacturing prices on new CRTs, the Company's prices are competitive due to lower manufacturing costs associated with recycling the glass portion of previously used tubes, which the Company obtains at a fraction of the cost of new glass. The Company has, to date, been able to maintain competitive pricing with respect to imported CRTs because, generally, the CRT replacement market is characterized by customers requiring a variety of types of CRTs in quantities not sufficiently large enough to absorb the additional transportation costs incurred by foreign CRT manufacturers.

The Company believes it has a competitive advantage and is a sole source in providing many of its CRTs to the customer base of its Teltron and Lexel subsidiaries as these operations have been providing reliable products and services to these customers for more than 30 years.

The Company believes that it has a competitive advantage in the monitor industry due to its flexibility to handle lower volume orders as well as its ability to provide internally produced component parts. As a result, the Company can offer more customization in the design and engineering of new products.

With the Company's recent acquisition of Lexel and the relatively new operations of Display Systems and VDC Wolcott, the Company has become one of the leading suppliers within the specialty CRT and monitor markets, especially in the military and medical imaging industries.

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

The following table details manufacturing, warehouse, and administrative facilities:

       Location                       Square Feet             Lease Expires
       --------                       -----------             -------------

CRT and Electron Gun Manufacturing
       nd Warehouse Facilities
---------------------------------------

Tucker, Georgia                            59,000             October 31, 2003
Stone Mountain, Georgia                    45,000             December 31, 2001
Tucker, Georgia                            40,000             January 2,  2006
White Mills, Pennsylvania                 110,000             Company Owned
Bossier City, Louisiana                    26,000             Company Owned
Dallas, Texas                              24,000             January 31, 2002
Monterrey, Mexico                         129,000             Month to Month
Lye, England                                4,800             February 28, 2003
Herts, England                              1,250             September 1, 2001
Phelps, New York                           20,000             Month to Month
Birdsboro, Pennsylvania                    10,000             Company Owned
Phelps, New York                           32,000             Company Owned
Howard, Pennsylvania                       19,000             Company Owned
Sanatoga, Pennsylvania                      4,200             Month to Month
Horsham, Pennsylvania                      84,000             March 31, 2002
Billerica, Massachusetts                    7,900             Month to Month
Wolcott, Connecticut                       21,000             Company owned
Cape Canaveral, Florida                    15,600             January 17, 2003
Lexington, Kentucky                       152,000             March 31, 2005

Wholesale Electronic Parts Distribution
---------------------------------------

Solon, Ohio                                19,000             November 30, 2001
Bedford Heights, Ohio                      60,000             Company Owned
Richardson, Texas                          10,000             Month to Month


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. There are no material proceedings to which the Company is a party and management is unaware of any contemplated actions against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

The Company's common stock is traded on the over-the-counter market under the symbol VIDE.

The following table shows the range of prices for the Company's common stock as reported (and as adjusted for the stock dividend discussed below) by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") for each quarterly period beginning on March 1, 1999.


                                     For Fiscal Years Ended
                         -----------------------------------------------------
                           February 28, 2001          February 29, 2000
                         -----------------------------------------------------
Quarter Ended              High               Low              High       Low
-------------

May                       $7.083            $3.229            $5.313     $3.282
August                     6.458             4.479             4.532      3.438
November                   7.136             5.313             4.167      3.125
February                   6.875             5.417             3.750      2.761

There were approximately 800 holders of record of the Company's common stock as of May 14, 2001.

The Company has issued options to purchase shares of its common stock. For more specific information concerning the outstanding options, see "Item 11 - Executive Compensation" and Note 9 to the consolidated financial statements.

The Company has not paid cash dividends in the past. Payment of cash dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors which the Board of Directors may deem appropriate. The Company is restricted by certain loan agreements regarding the payout of cash dividends, as further described in the notes to the consolidated financial statements.

In March 2001, the Company's Board of Directors declared a stock dividend of
0.20 shares of common stock for each common share outstanding. The stock dividend was issued on April 16, 2001 to all common stock shareholders of record as of March 31, 2001. All per share data for all periods presented in this Report, including the consolidated financial statements, reflect the increase in the amount of common stock outstanding due to the stock dividend.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data with respect to the Company's last five fiscal years.

Data relating to the five fiscal years ended February 28, 2001 are derived from the Consolidated Financial Statements appearing elsewhere in this Report or in previous reports, which have been audited by BDO Seidman, LLP, independent certified public accountants. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of the Company, the notes thereto and the report thereon included elsewhere in this Report.


                                                                          For Fiscal Years Ended
                                                     ------------------------------------------------------------------
                                                       Feb. 28,     Feb. 29,     Feb. 28,     Feb. 28,      Feb. 28,
                                                       2001(c)      2000(c)      1999(c)        1998          1997
                                                     ------------------------------------------------------------------
                                                                   (In Thousands, Except Per Share Data)
Income Statement Data
Net sales                                             $  70,806    $  63,838    $  58,889    $   57,913     $  53,865
Operating profit                                          2,489        2,713        3,594         6,941         3,970
Net income                                                   31          705        1,122         3,541         1,898
                                                     ------------------------------------------------------------------

Net income per share - basic (a)                      $    0.01    $    0.15    $    0.24    $     0.75     $    0.40
Net income per share - diluted (a)                    $    0.01    $    0.15    $    0.23    $     0.68     $    0.39
Average number of shares
   outstanding - basic (a)                                4,552        4,708        4,729         4,705         4,688
Average number of shares
   outstanding - diluted (a)                              4,639        5,233        5,337         5,346         5,036
Cash dividends                                        $       -    $       -    $       -    $        -     $       -

Balance Sheet Data (at year end)
Total assets                                          $  57,486    $  49,851    $  51,641    $   40,582     $  40,887
Working capital                                          26,311       21,862       26,564        16,441        13,784
Long-term obligations (b)                                14,173        8,644       13,987         2,791         3,962

(a) Includes the effects of a 20% stock dividend declared in March 2001 and issued on April 16, 2001 for all periods presented.
(b) Includes convertible debentures of $1,775,000 in fiscal 2001, 2000, 1999 and 1998 and $2,000,000 in 1997.
(c) Includes the impact of the Lexel acquisition in 2001, the Vanco International disposition in 2000 and the Aydin acquisition in 1999.

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

Results of Operations

The following table sets forth, for the fiscal years indicated, the percentages which selected items in the Company's consolidated statements of income bear to total revenues:

                                                    2001                        2000                       1999
                                          -------------------------   -------------------------   -----------------------
                                                                (in thousands, except percentages)

                                          Amount           %          Amount           %          Amount            %
Sales:
CRT segment
   Data display CRTs                      $  10,476       14.8%         $10,319       16.2%         $11,791       20.0%
   Entertainment CRTs                         7,544       10.6            9,350       14.6           11,651       19.8
   Electron guns and components               1,857        2.6            2,029        3.2            2,631        4.5
   Monitors                                  36,361       51.4           25,430       39.8           11,311       19.2
Wholesale distribution segment
   Consumer electronic parts                 14,568       20.6           16,710       26.2           21,505       36.5
                                          -------------------------   -------------------------   -----------------------
                                             70,806      100.0           63,838      100.0           58,889      100.0
                                          -------------------------   -------------------------   -----------------------

Costs and expenses:
Cost of goods sold                           49,923       70.5           43,522       68.2           38,897       66.1
Selling and delivery                          6,314        8.9            5,058        7.9            4,749        8.1
General and administrative                   12,080       17.1           12,545       19.6           11,649       19.7
                                          -------------------------   -------------------------   -----------------------
                                             68,317       96.5           61,125       95.7           55,295       93.9
                                          -------------------------   -------------------------   -----------------------
Operating profit                              2,489        3.5            2,713        4.3            3,594        6.1

Interest expense                             (2,092)      (2.9)          (1,515)      (2.4)          (1,161)      (2.0)
Other income (expense), net                     (73)      (0.1)            (178)      (0.3)            (143)      (0.2)
                                          -------------------------   -------------------------   -----------------------
Income before taxes on income                   324        0.5            1,020        1.6            2,290        3.9
Taxes on income                                 293        0.4              315        0.5            1,168        2.0
                                          -------------------------   -------------------------   -----------------------
Net income                                $      31        0.1%         $   705        1.1%         $ 1,122        1.9%
                                          =========================   =========================   =======================

Fiscal 2001 Compared to Fiscal 2000

Net Sales

Consolidated net sales for fiscal 2001 increased $6,968,000 or 10.9% over fiscal 2000 net sales. CRT division segment sales increased $9,110,000 or 19.3% over fiscal 2000 while the wholesale parts segment declined $2,142,000 or 12.8%.

Within the CRT segment, data display CRT sales increased $157,000 or 1.5%; entertainment CRT sales decreased $1,806,000 or 19.3%; the electron gun/component parts segment decreased $172,000 or 8.5%; and the monitor division increased $10,931,000 or 43.0%.

The net increase in CRT division sales is primarily attributed to growth within the monitor segment. The Company's newest locations within this segment, Display Systems in Florida and Lexel in Kentucky, contributed $2,687,000 and $10,268,000, respectively, for the year ended February 28, 2001. Excluding these sales, overall CRT division sales were down $3,845,000. With data display and electron gun component parts being relatively flat, the decline excluding new locations is attributed primarily to the entertainment and monitor divisions.

The Company is the primary supplier of replacement CRTs to the entertainment market. Due to the continued decrease in retail sales prices of mid-size television sets (25" to 30"), declines in extended warranty sales by major television retailers have continued to occur. In turn, the Company's entertainment division sales have been negatively impacted as a majority of their sales within this division are for warranty related repairs. Extended warranties on the larger size television sets (32" and up) are anticipated to increase both in volume and dollars as the demand for these sets have increased and the CRT costs are more expensive than the smaller sized sets. The Company continues to supply manufacturer warranty replacements in the smaller size range (up to 25"). Additionally, being in the replacement market, the Company has the ability to track retail sales trends. Accordingly, the Company adjusts quantity levels of CRT sizes thereby reducing the impact of obsolete inventory exposure.

Flat panel technology has not had an impact on the television replacement market. Most of the flat panel units sold within the television market are for commercial usage rather than end user consumer usage. Within the data display and monitor subsegments, there has been an impact by flat panel technology. The Company has made adjustments internally and several of the subsidiaries within these subsegments currently produce flat panel products. As noted above, being in the replacement market, the Company has the ability to see product trends and make marketing, production and stocking decisions based on those trends.

The monitor division sales, net of sales at the newest locations, declined $2,024,000 from the same period a year ago. Sales within the monitor segment included military contracts which vary from year to year. While the Company has not lost a military contract in the past year, the completed contracts are not immediately being replaced with new contracts. Additionally, during the transition of manufacturing processes between Aydin and Z-Axis during fiscal 2000, the Company lost business to competitors within the commercial market. The transition was done so that Aydin could focus primarily on ruggedized monitors used for military applications and Z-Axis could continue to focus on the commercial monitor market. Extended lead times during the transition period caused former Aydin commercial customers to seek other procurement alternatives. Z-Axis took steps to address these issues and was successful in reducing lead times. The Company has also allocated marketing personnel to these areas in an attempt to reclaim the lost sales.

The decline in the wholesale consumer parts segment of $2,142,000 is attributed primarily to the sale of Vanco International ("Vanco") in September 1999. Vanco had sales of $2,130,000 for the year ended February 29, 2000.

Gross Margins

Consolidated gross margins decreased from 31.8% to 29.5% for the year ended February 28, 2001 as compared to the year ended February 29, 2000. CRT division margins decreased from 30.5% to 28.2% and wholesale electronic parts division margins decreased from 35.6% to 33.9% for the same comparative period.

The decline in margins within the CRT division resulted from the increases in the monitor segment due to the Company's recent acquisition, Lexel, whose gross margin rates are lower than the other CRT division locations. Lexel's reduced margins are a reflection of higher quality requirements, including more expensive materials and increased labor demanded by the products' intended use. These uses include military applications. Also included in the reduced margins are costs incurred due to the integration of the IST business acquired in June 2000 into the Lexel facility. The Company incurred additional expenses in the fourth quarter with the incorporation of the Raytheon and Anacomp businesses into Lexel, but on a much smaller scale than the IST integration.

The wholesale consumer parts division margins were down in part due to the exclusion of Vanco in fiscal 2001. Additionally, there were declines in margins realized on the fire and safety product line as selling prices were reduced to move some older, slower moving merchandise. Lastly, margins on the increased volume sales to the major electronics distributor are lower than to other retail customers.

Operating Expenses

Operating expenses as a percentage of sales decreased from 27.6% for the year ended February 29, 2000 to 26.0% for the year ended February 28, 2001.

The CRT division operating expenses increased $2,217,000 for the year ended February 28, 2001 as compared to February 29, 2000. Included in these increases were expenses for the new Florida and Kentucky operations of $1,382,000 that were not present in the previous year. Additionally, included in the CRT division expenses for fiscal 2001 is a $514,000 write-down of a note receivable. The Company holds an unsecured note receivable as a result of a litigation settlement. The note had an original face value of $1,500,000 due in monthly installments of $15,000 over a term of 100 months. During 2001, monthly payments on the note were delinquent and payments made were less than the required contractual amounts. Payments eventually ceased in the fourth quarter of 2001. As of February 28, 2001, the Company believes that it is probable that they will be unable to collect any of the outstanding amounts due under the contractual terms of the loan agreement and considers the loan impaired. In accordance with SFAS No. 114, "Accounting by Creditor's of Impairment of a Loan", the Company has written off the remaining $514,000 balance of the note.

The wholesale consumer parts division reduced operating expenses $1,426,000 in the year ended February 28, 2001 as compared to a year ago. Included in this reduction is the elimination of operating expenses from Vanco of $866,000. Additionally, Fox International reduced its operating expenses by approximately $334,000 by eliminating two locations and reducing personnel at its headquarter location in Cleveland, Ohio. Also, reductions in delivery expense of $148,000 incurred as a result of more cost effective packaging and a switch by Fox International to a more cost competitive shipping provider.

Interest Expense

Interest expense increased $577,000 to $2,092,000 for the comparative fiscal period due to increases in overall debt and changes in variable interest rates through fiscal 2001. The increase in debt can be attributed primarily to the increase in the Primary line of credit from $3,040,000 to $5,500,000; the $3,000,000 loan in conjunction with the Lexel acquisition; and the increase in notes payable to an officer of $1,400,000 relating to the IST acquisition. The Primary line was a gradual increase throughout the period at a fixed rate of 7.25%. The Lexel acquisition loan was funded in May 2000 and has an interest rate based on LIBOR plus up to 2%. During the ten months outstanding in fiscal 2001, the Lexel loan's interest rate fluctuated from 9.0% at inception to 9.5% in November 2000 and to 8.5% by February 28, 2001. The note payable to officer has an interest rate of prime plus 1%, which varied from 9.5% at its June 2000 inception to 8.5% by February 28, 2001.

Income Taxes

The effective tax rate for fiscal 2001 is 90.4% as compared to 30.9% for fiscal 2000. The increase in the effective rate is attributable to the non-deductibility of amortization on certain intangible assets combined with lower income before income taxes. Also, the fiscal 2000 rate was positively impacted by foreign effective rates in the amount of $80,000.

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

The decline in data display CRTs was attributed to several factors. Projection tube rework done for OEM manufacturers in the Company's Monterrey, Mexico facility, involving the cleaning and polishing of bulbs, was down $245,000 from the comparative period. Additionally, a one time sale in fiscal 1999 of $360,000 was not repeated in fiscal 2000. A second factor for data display declines involves customers switching over to high resolution color products where the replacement needs for high resolution color tubes had not yet impacted data display sales. Lastly, several third party customers had withdrawn from the monitor repair business which also contributed to the decline.

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

The 125% growth in the monitor division was attributed to a full year's revenue for two acquisitions completed in late fiscal 1999, Aydin and MegaScan. That increase accounted for $13,953,000 (98.8%) of the $14,119,000 reflected above. The remainder of the increase was due to increased volume at the existing locations.

The wholesale parts segment decline was impacted by the sale of Vanco in September 1999. Vanco sales in fiscal 2000 were $2,130,000 compared to $4,085,000 reported in fiscal 1999. The balance of the decline is attributed primarily to the decline in sales at Fox International to major electronics distributors of $1,875,000 or 8.7% of fiscal 1999 total wholesale parts segment sales. Additionally, this subsidiary continued to see trends of small distribution and consumer shops being absorbed or eliminated by larger discount chains. There also was a decline of end user consumer sales in fiscal 2000.

Gross Margins

Consolidated gross profit margins percentages decreased 6.2% in 2000 from 33.9% to 31.8%. CRT division margins declined 7.0% from 32.8% in fiscal 1999 to 30.5% in fiscal 2000. Wholesale parts margins remained essentially the same for the comparative periods.

The CRT division margin declines were primarily attributed to Aydin. Aydin, acquired in late fiscal 1999, added $12,261,000 to sales in fiscal 2000 but at a lower margin (22.9%) than the other CRT division segments had historically provided. This decrease in margins was offset somewhat by an approximate $714,000 decrease in inventory provisions from 1999 to 2000.

During the last quarter of fiscal 1999, throughout fiscal 2000 and into fiscal 2001 the Company realigned several manufacturing locations within the CRT division in efforts to streamline its production, provide for better plant utilization, and reduce production overhead costs. During this time additional costs were incurred as materials and equipment were relocated and personnel trained. Order backlog, though reduced by year end 2000, still remained as a result of the manufacturing locations adjusting to volume changes and the expenses related thereto.

Operating Expenses

Operating expenses were up $1,205,000 in the comparative periods but were essentially unchanged as a percentage of sales. Included in these increases was $3,197,000 related to the Company's recent acquisitions. The wholesale parts division reduced expenses by $1,676,000 which included the sale of Vanco and the elimination of two Fox International locations as well as reductions of home office personnel.

Interest Expense

Interest expense increased $354,000 to $1,515,000 for the comparative fiscal period. The increase was attributed primarily to the increase of debt in conjunction with the Aydin acquisition, which was completed in November 1999 and, thus, only three and one-half months outstanding during fiscal 1999. The Aydin acquisition note has an interest rate based on LIBOR plus up to 2.5%. This rate increased 1.44% from fiscal 1999 to fiscal 2000.

During the second quarter of fiscal 2000, the Company paid off a term note with its primary bank and during the third quarter paid down the line of credit with proceeds received from the sale of its Vanco subsidiary. Both the term note and line of credit had fixed interest rates.

Income Taxes

The effective tax rate for fiscal 2000 was 30.9% as compared to 51.0% for fiscal 1999. Fiscal 1999 included the effect of certain foreign taxes primarily from the Company's Mexican subsidiary. Excluding those rates, fiscal 1999's effective rate was 40.3%. Fiscal 2000's tax rate included utilization of a previously reserved capital tax loss carry forward that offset the tax gain realized on the Vanco sale.

Liquidity and Capital Resources

As of February 28, 2001, the Company had total cash and cash equivalents of $4,137,000. The Company's working capital was $26,311,000 and $21,862,000 at
February 28, 2001 and February 29, 2000, respectively. The majority of the working capital increase between 2000 and 2001 resulted primarily from the use of long-term debt to finance business acquisitions and the extension of the Company's credit facility to beyond one year, thereby reducing current liabilities.

Cash provided by operations for fiscal 2001 and 2000 was $973,000 and $4,700,000, respectively. Fiscal 2001 net income adjusted for non-cash items provided cash of $2,314,000 while customer advances provided $1,652,000. Increases in accounts receivable and prepaid expenses and other assets used cash of $1,637,000. Decreases in accounts payable and accrued liabilities used cash of $1,291,000. The changes in working capital items exclude the effects of the assets purchased and liabilities assumed in fiscal 2001. During fiscal 2000, operating cash flows were provided primarily by net income adjusted for non-cash items of $3,125,000, a decrease in inventories of $1,040,000 and increases in accounts payable and accrued liabilities of $726,000.

The increase in accounts receivable of $1,441,000 during was due primarily to a 7% increase in sales in the fourth quarter of fiscal 2001 as compared to the same period in fiscal 2000. The decrease in accounts payable and accrued liabilities was due in part to the Company paying an additional $2,311,000 in interest and taxes during fiscal 2001 as compared to the prior year. Customer advances were received by the Company's Lexel subsidiary, which was acquired in fiscal 2001. Absent the current year acquisitions, inventories remained relatively flat for the comparative periods, partly due to decreased amounts of availability on the Company's lines of credit during the latter part of fiscal 2001.

Investing activities used cash of $6,686,000 in fiscal 2001 and provided cash of $708,000 in fiscal 2000. During fiscal 2001, the Company paid $5,357,000 for the acquisitions of Lexel, IST and two other CRT operations. The Company borrowed $3,000,000 to finance the Lexel acquisition. The note was for 120 days with an interest rate of LIBOR plus 2% and is guaranteed by an officer of the Company. The note was extended to May 2001, at which time it was consolidated into the Company's new $10,000,000 credit facility with its primary bank. During fiscal 2001, the Company increased the demand note payable to its CEO by $1,400,000 to finance the IST acquisition. The note bears interest at a rate of prime plus 1%. Also during fiscal 2001, the Company repaid a full year, or $1,250,000, of principal payments on its Aydin loan as compared to one quarter, or $312,500, in fiscal 2000. This was in accordance with the terms of the loan agreement.

On May 4, 2001, the Company signed an agreement with its primary bank to consolidate its existing Primary Line and the $3,000,000 Lexel acquisition loan into one $10,000,000 credit facility. The interest rate is based on a floating LIBOR rate based on a debt to EBITDA ratio, as defined. Depending on the ratio, the LIBOR adjustment can fluctuate from 1.5% (for a ratio less than 1.75) to 3.0% (for a ratio greater than 4.25). The effective rate at the date of commitment was 9.375%. The note matures on July 1, 2003. The amount of credit available for advance will be reduced by $500,000 on July 1, 2001 and an additional $500,000 on July 1, 2002.

During fiscal 2000, the Company purchased the Wolcott, Connecticut facility for approximately $570,000 cash, which was funded by operations. Additional fiscal 2000 expenditures included an expansion of the Teltron manufacturing facility and a restructuring of the monochrome CRT manufacturing facilities in Georgia and Monterrey, Mexico totaling approximately $900,000. Current operations and the restructuring of the Company's line of credit financed these expenditures. The sale of the Company's Vanco subsidiary in fiscal 2000 provided cash of $1,784,000.

The Company has established a stock repurchase program, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company's common stock in the open market. During fiscal 2000, the Company repurchased 180,460 shares under this program, at prices ranging from $3.60 to $4.26 per share. This is compared to the repurchase of 73,700 shares at prices ranging from $5.63 to $9.26 per share in fiscal 1999. No shares were repurchased in fiscal 2001.

There are no significant capital expenditures anticipated for fiscal 2002, except for the building expansion planned for the Company's Teltron facility in Birdsboro, Pennsylvania. Approximately 30,000 square feet will be added to the existing 10,000 square feet facility. Most of the construction costs are to be funded by a low interest industrial development loan. These costs are anticipated to be approximately $900,000.

Foreign Currencies

The Company consolidates its Mexican subsidiary on the basis of the functional currency being the U.S. dollar as over 90% of the subsidiary's sales and purchases are with the parent with accounts receivable and accounts payable settled in U.S. dollars. Additionally, the subsidiary leases its facilities and incurs rent based upon U.S. dollars. Any exchange gains or losses due to the actual exchange of pesos and U.S. dollars is minimal. The Company also has subsidiaries in the U.K. and the Netherlands, which are not material to the consolidated financial position or results of operations.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the standard, which was adopted on March 1, 2001, to affect its financial statements.

The FASB issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" which was effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation did not have a significant impact on the Company's financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125," which revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of this new standard is not expected to have an effect on the Company's financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 - "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company adopted the provisions of SAB No. 101 in the fourth quarter of fiscal 2001 and has determined that its policies for revenue recognition are consistent with the views expressed within SAB No. 101.

Impact of Inflation

Inflation has not had a material effect on the Company's results of operations to date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $21,154,000 of outstanding debt at February 28, 2001 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or, at the Company's option, the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company's interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an decrease of approximately $212,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at February 28, 2001. The Company does not trade in derivative financial instruments.

Due to its limited operations outside of the U.S., the Company's exposure to changes in foreign currency exchange rates between the U.S. dollar and foreign currencies or to weakening economic conditions in foreign markets is not expected to significantly effect the Company's financial position.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed on page F-1 of this Report are filed as part of this Report on the pages indicated.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2001 fiscal year end, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2001 fiscal year end, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2001 fiscal year end, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2001 fiscal year end, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Report:

      1.      Financial Statements:

              Index to Consolidated Financial Statements.                 F-1

      2.      Financial Statement Schedule:

              Index to Consolidated Financial Statements Schedule.        F-26

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year covered by this Report.

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

     21     Subsidiary companies.

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


Date:                                        VIDEO DISPLAY CORPORATION

May 29, 2001                                 By: /s/  Ronald  D. Ordway
                                                 ----------------------
                                                 Ronald D. Ordway
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                               POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Ronald D. Ordway as attorney-in-fact, with power of substitution, for him in any and all capacity, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature - Name                    Capacity                  Date
     ----------------                    --------                  ----

/s/ Ronald D. Ordway                  Chief Executive          May 29, 2001
-----------------------------        Officer & Director
Ronald D.  Ordway

/s/ Erv Kuczogi                          President             May 29, 2001
-----------------------------            Director
Erv Kuczogi

/s/ Murray Fox                           Director              May 29, 2001
-----------------------------
Murray Fox

/s/ Carleton E. Sawyer                   Director              May 29, 2001
-----------------------------
Carleton E. Sawyer

/s/ Ronald G. Moyer                      Director              May 29, 2001
-----------------------------
Ronald G. Moyer

/s/ Carol D. Franklin             Chief Financial Officer      May 29, 2001
-----------------------------
Carol D. Franklin

                  Video Display Corporation and Subsidiaries

                  Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants                                                           F-2

Consolidated Balance Sheets as of February 28, 2001 and February 29, 2000                                    F-3

Consolidated Statements of Income for the years
 ended February 28, 2001, February 29, 2000 and February 28, 1999                                            F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income
 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999                              F-6

Consolidated Statements of Cash Flows for the years ended February 28, 2001,
 February 29, 2000 and February 28, 1999                                                                     F-7

Notes to Consolidated Financial Statements                                                                   F-8

Report of Independent Certified Public Accountants



Video Display Corporation
Tucker, Georgia

We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries as of February 28, 2001 and February 29, 2000, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                BDO Seidman, LLP



Atlanta, Georgia
May 11, 2001

                   Video Display Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                         February 28,             February 29,
                                                                            2001                     2000
                                                                    ----------------------   ----------------------
Assets (Notes 6 and 7)
Current
   Cash and cash equivalents                                             $  4,137,000             $  4,235,000
   Accounts receivable, net of allowance
      of $289,000 and $301,000 (Note 5)                                    11,115,000                8,947,000
   Inventories, net of reserves of $1,643,000 and
      $1,337,000 (Note 4)                                                  29,778,000               25,622,000
   Prepaid expenses and other (Notes 3 and 10)                              1,995,000                1,659,000
                                                                   ----------------------   ----------------------
Total current assets                                                       47,025,000               40,463,000
                                                                   ----------------------   ----------------------

Property, plant and equipment
   Land                                                                       600,000                  540,000
   Buildings                                                                5,453,000                4,889,000
   Machinery and equipment                                                 17,850,000               15,347,000
                                                                   ----------------------   ----------------------
                                                                           23,903,000               20,776,000
   Accumulated depreciation                                               (15,651,000)             (14,572,000)
                                                                   ----------------------   ----------------------
Net property, plant and equipment                                           8,252,000                6,204,000
                                                                   ----------------------   ----------------------

Other assets (Notes 2, 5 and 10)                                            2,209,000                3,184,000
                                                                   ----------------------   ----------------------

                                                                         $ 57,486,000             $ 49,851,000
                                                                   ======================   ======================

See accompanying notes to consolidated financial statements.

                   Video Display Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                       February 28,             February 29,
                                                                           2001                     2000
                                                                   ----------------------   ----------------------
Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                   $    5,856,000              $   5,008,000
   Accrued liabilities                                                     3,208,000                  3,676,000
   Customer advances                                                       1,652,000                          -
   Lines of credit (Note 7)                                                3,017,000                  6,010,000
   Notes payable to shareholders (Note 8)                                  3,736,000                  2,400,000
   Current maturities of long-term debt (Note 6)                           1,470,000                  1,507,000
   Convertible subordinated debentures (Note 12)                           1,775,000                          -
                                                                   ----------------------   ----------------------
Total current liabilities                                                 20,714,000                 18,601,000

Lines of credit (Note 7)                                                   8,500,000                          -
Long-term debt, less current maturities (Note 6)                           5,520,000                  6,702,000
Convertible subordinated debentures (Note 12)                                      -                  1,775,000
Minority interests                                                           153,000                    167,000
                                                                   ----------------------   ----------------------
Total liabilities                                                         34,887,000                 27,245,000
                                                                   ----------------------   ----------------------

Commitments (Notes 13 and 14)

Shareholders' equity (Notes 7 and 9)
Preferred stock; no par value - 2,000,000 shares
   authorized, none issued and outstanding                                         -                          -
Common stock; no par value - 10,000,000 shares
   authorized; 4,559,000 and 4,548,000 shares
   issued and outstanding                                                  3,034,000                  2,994,000
Additional paid-in capital                                                    92,000                     92,000
Retained earnings                                                         20,952,000                 20,921,000
Accumulated other comprehensive income                                    (1,479,000)                (1,401,000)
                                                                   ----------------------   ----------------------
Total shareholders' equity                                                22,599,000                 22,606,000
                                                                   ----------------------   ----------------------





                                                                      $   57,486,000               $ 49,851,000
                                                                   ======================   ======================

See accompanying notes to consolidated financial statements.

                   Video Display Corporation and Subsidiaries

                        Consolidated Statements of Income

                                                                      Fiscal Year Ended
                                            ----------------------------------------------------------------------
                                                February 28,             February 29,            February 28,
                                                    2001                     2000                    1999
                                            ---------------------    ---------------------   ---------------------

Net sales (Note 14)                                $ 70,806,000             $ 63,838,000             $ 58,889,000

Cost of goods sold                                   49,923,000               43,522,000               38,897,000
                                            ---------------------    ---------------------   ---------------------
Gross profit                                         20,883,000               20,316,000               19,992,000
                                            ---------------------    ---------------------   ---------------------

Operating expenses
Selling and delivery                                  6,314,000                5,058,000                4,749,000
General and administrative                           11,495,000               12,241,000               11,395,000
Provision for losses on accounts
     and notes receivable (Note 5)                      585,000                  304,000                  254,000
                                            ---------------------    ---------------------   ---------------------
                                                     18,394,000               17,603,000               16,398,000
                                            ---------------------    ---------------------   ---------------------
Operating profit                                      2,489,000                2,713,000                3,594,000
                                            ---------------------    ---------------------   ---------------------

Other income (expense)
   Interest expense                                  (2,092,000)              (1,515,000)              (1,161,000)
   Gain on sale of subsidiary                                 -                  433,000                        -
   Loss on investment in
     equity investee                                          -                 (482,000)                       -
   Other, net                                           (80,000)                (148,000)                (158,000)
                                            ---------------------    ---------------------   ---------------------
                                                     (2,172,000)              (1,712,000)              (1,319,000)
                                            ---------------------    ---------------------   ---------------------
Income before income taxes
     and minority interests                             317,000                1,001,000                2,275,000

Taxes on income (Note 10)                               293,000                  315,000                1,168,000
                                            ---------------------    ---------------------   ---------------------
Income before minority interests                         24,000                  686,000                1,107,000

Minority interests in net loss of
     consolidated subsidiaries                            7,000                   19,000                   15,000
                                            ---------------------    ---------------------   ---------------------
Net income                                         $     31,000              $   705,000              $ 1,122,000
                                            =====================    =====================   =====================

Net income per share - basic                       $       0.01            $        0.15           $         0.24
                                            =====================    =====================   =====================

Net income per share - diluted                     $       0.01            $        0.15           $         0.23
                                            =====================    =====================   =====================

Average shares outstanding - basic                    4,552,000                4,708,000                4,729,000
                                            =====================    =====================   =====================

Average shares outstanding - diluted                  4,639,000                5,233,000                5,337,000
                                            =====================    =====================   =====================

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

   Consolidated Statements of Shareholders' Equity and Comprehensive Income

                                                                                            Accumulated         Current
                                                           Additional                          Other             Year
                                             Common          Paid-in        Retained       Comprehensive     Comprehensive
                                              Stock          Capital        Earnings          Income            Income
                                         ----------------  ------------  ---------------  ----------------  ----------------
Balance, February 28, 1998                 $ 3,465,000     $   92,000    $  19,094,000    $   (1,505,000)

   Net income for the year                           -              -        1,122,000                 -        $ 1,122,000
   Unrealized loss on
     marketable equity
     securities                                      -              -                -           (33,000)           (33,000)
   Foreign currency translation
     adjustment                                      -              -                -             2,000              2,000
                                                                                                            ----------------
       Total comprehensive income                                                                               $ 1,091,000
                                                                                                            ================
   Repurchase of common stock                 (508,000)             -                -                 -
   Issuance of common stock under
     stock option plan                          22,000              -                -                 -
   Issuance of common stock for
     business acquisitions                     612,000              -                -                 -
                                         -----------------------------------------------------------------

Balance, February 28, 1999                   3,591,000         92,000       20,216,000        (1,536,000)

   Net income for the year                           -              -          705,000                 -        $   705,000
   Unrealized gain on
     marketable equity
     securities                                      -              -                -            22,000             22,000
   Realized loss on marketable
     equity securities                               -              -                -           100,000            100,000
   Foreign currency translation
     adjustment                                      -              -                -            13,000             13,000
                                                                                                            ----------------
       Total comprehensive income                                                                               $   840,000
                                                                                                            ================
   Issuance of common stock
     under stock option plan                   100,000              -                -                 -
Repurchase of common stock                    (697,000)             -                -                 -
                                         -----------------------------------------------------------------

Balance, February 29, 2000                   2,994,000         92,000       20,921,000        (1,401,000)

   Net income for the year                           -              -           31,000                 -        $    31,000
   Unrealized loss on marketable
     equity securities                               -              -                -           (29,000)           (29,000)
   Foreign currency translation
     adjustment                                      -              -                -           (49,000)           (49,000)
                                                                                                            ----------------
       Total comprehensive loss                                                                                 $   (47,000)
                                                                                                            ================
   Issuance of common stock
     under stock option plan                    40,000              -                -                 -
                                         -----------------------------------------------------------------

Balance, February 28, 2001                 $ 3,034,000     $   92,000    $  20,952,000    $   (1,479,000)
                                         =================================================================

See accompanying notes to consolidated financial statements.

                   Video Display Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                     February 28,         February 29,        February 28,
Year ended                                               2001                 2000                1999
                                                  ------------------   ------------------  ------------------

Operating Activities
Net income                                           $     31,000         $    705,000        $  1,122,000
Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                        1,474,000            1,438,000           1,219,000
   Provision for losses on accounts and
      notes receivable                                    585,000              304,000             254,000
   Provision for inventory reserves                       438,000              909,000           1,623,000
   Deferred income taxes                                 (140,000)            (355,000)           (118,000)
   Net loss allocated to minority interests                (7,000)             (19,000)            (15,000)
   Net (gains) losses in investing activities             (67,000)             143,000                   -
   Changes in working capital items, net of
     effect of acquisitions:
     Accounts receivable                               (1,441,000)            (654,000)          1,047,000
     Inventories                                          (65,000)           1,040,000          (3,696,000)
     Prepaid expenses and other assets                   (196,000)             463,000             (60,000)
     Accounts payable and accrued liabilities          (1,291,000)             726,000            (716,000)
     Customer advances                                  1,652,000                    -                   -
                                                  ------------------   ------------------  ------------------

Net cash provided by operating activities                 973,000            4,700,000             660,000
                                                  ------------------   ------------------  ------------------

Investing Activities
   Capital expenditures                                (1,466,000)          (1,374,000)         (2,037,000)
   Disposal of fixed assets                               100,000              274,000                   -
   Net cash paid for acquisitions                      (5,357,000)                   -          (7,746,000)
   Proceeds from sale of subsidiary                             -            1,784,000                   -
   Other investing activities                              37,000               24,000             (20,000)
                                                  ------------------   ------------------  ------------------

Net cash (used) provided by investing activities       (6,686,000)             708,000          (9,803,000)
                                                  ------------------   ------------------  ------------------

Financing Activities

   Proceeds from long-term debt and lines of
     credit                                            32,714,000           23,493,000          42,518,000
   Repayments of long-term debt and lines of
     credit                                           (27,090,000)         (26,232,000)        (33,334,000)
   Proceeds from stock option exercises                    40,000              100,000              22,000
   Purchases and retirements of common stock                    -             (697,000)           (508,000)
                                                  ------------------   ------------------  ------------------

Net cash provided (used) by financing activities        5,664,000           (3,336,000)          8,698,000
                                                  ------------------   ------------------  ------------------

Effect of exchange rates on cash                          (49,000)              13,000              (3,000)
                                                  ------------------   ------------------  ------------------

Net change in cash and cash equivalents
   (Note 15)                                              (98,000)           2,085,000            (448,000)

Cash and cash equivalents, beginning of year            4,235,000            2,150,000           2,598,000
                                                  ------------------   ------------------  ------------------

Cash and cash equivalents, end of year               $  4,137,000         $  4,235,000        $  2,150,000
                                                  ==================   ==================  ==================

See accompanying notes to consolidated financial statements.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Business

Video Display Corporation (the "Company") principally manufactures and distributes cathode ray tubes ("CRTs") in the worldwide replacement market for use in television sets and data display screens for medical, military and industrial monitoring systems as well as manufacturing and distributing electron optic parts, which are significant components in new and recycled CRTs and monitors. The Company also manufactures low and high-end monochrome and color CRT and AMLCD monitor displays for use in specialty high performance and ruggedized applications. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. The Company's operations are principally located in the U.S.; however, the Company does have subsidiary operations located in Mexico, the U.K. and the Netherlands.

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

Revenue from contracts that are long-term in nature at the Company's Aydin subsidiary is recognized by the percentage of completion method. Profit estimates are revised periodically based upon changes in facts. Any losses identified on contracts are recognized immediately. Revenue related to all other contracts is recognized upon shipment of product, which approximates the percentage of completion method.

In the consolidated income statements, revenues from shipping and handling fees charged to customers are included under the caption "Net revenues" and shipping costs incurred are included under the caption "Selling and delivery."

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

Inventories

Inventories consist primarily of CRTs, electron guns, monitors and electronic parts. The majority of the Company's inventories are finished goods. Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings - ten to twenty-five years; Machinery and Equipment - five to ten years. Depreciation expense totaled approximately $1,079,000, $1,056,000 and $979,000 for the three years ended 2001, 2000 and 1999, respectively. Substantial betterments to property, plant and equipment are capitalized and routine repairs and maintenance are expensed as incurred.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is amortized on a straight-line basis over the periods benefited, principally five to fifteen years. Goodwill amounted to $1,547,000 and $1,627,000 at February 28, 2001 and February 29, 2000, respectively, net of accumulated amortization of $1,814,000 and $1,734,000, respectively. Goodwill is included in the consolidated balance sheets under the caption "Other assets."

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

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements



Taxes on Income

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date.

Investments

The Company owns certain marketable equity securities which are recorded at fair value based upon quoted market prices and classified as available-for-sale securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Changes in fair value of these marketable equity securities are reflected in the accompanying statements of shareholders' equity. Investments are included under the captions "Prepaid expenses and other" and "Other Assets" in the accompanying balance sheets.

Foreign Currency Translations

Assets and liabilities of foreign subsidiaries are translated using the exchange rate in effect at the end of the year. Revenues and expenses are translated using the average of the exchange rates in effect during the year. Translation adjustments and transaction gains and losses related to long-term intercompany transactions are accumulated as a separate component of shareholders' equity. The Company reports its Mexican subsidiary on the basis of the functional currency being the U.S. dollar as over 90% of the subsidiary's sales and purchases are with the parent with accounts receivable and accounts payable settled in U.S. dollars. Additionally, the subsidiary leases its facilities and incurs rent based upon U.S. dollars. Any exchange gains or losses due to the actual exchange of pesos and U.S. dollars is minimal. The Company also has subsidiaries in the U.K. and the Netherlands, which are not material.

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

In March 2001, the Company's Board of Directors declared a stock dividend of
0.20 shares of common stock for each common share outstanding. The stock dividend was issued on April 16, 2001 to all common stock shareholders of record as of March 31, 2001. In accordance with SFAS No. 128, "Earnings per Share," all per share data for all periods presented in the consolidated financial statements reflect the increase in the amount of common stock outstanding resulting from the stock dividend. Additionally, information regarding the Company's stock option plan includes the effect of the dividend (see Note 9).

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the last three years.

                                                                                     Weighted
                                                                                      Average
                                                                                      Shares           Earnings Per
                                                                Net Income          Outstanding           Share
                                                            ------------------  ------------------  -----------------
    2001
    Basic                                                         $   31,000           4,552,000      $       0.01
    Effect of dilution:
      Options                                                              -              87,000
                                                            ------------------  ------------------  -----------------
    Diluted                                                       $   31,000           4,639,000      $       0.01
                                                            ==================  ==================  =================

    2000
    Basic                                                         $  705,000           4,708,000      $       0.15
    Effect of dilution:
      Options                                                              -              32,000
      Convertible debt                                                88,000             493,000
                                                            ------------------  ------------------  -----------------
      Diluted                                                     $  793,000           5,233,000      $       0.15
                                                            ==================  ==================  =================

    1999
    Basic                                                         $1,122,000           4,729,000      $       0.24
    Effect of dilution:
      Options                                                              -             138,000
      Convertible debt                                                88,000             470,000
                                                            ------------------  ------------------  -----------------
    Diluted                                                       $1,210,000           5,337,000      $       0.23
                                                            ==================  ==================  =================

Stock options in the amount of 23,000, 94,000 and 8,000 shares for the years ended 2001, 2000 and 1999, respectively, were excluded from the diluted earnings per share calculation due to their anti-dilutive effect. Also, convertible debentures in the amount of 479,000 shares were excluded from the 2001 diluted earnings per share calculation due to their anti-dilutive effect.

Segment Reporting

The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" to report information about operating segments in annual and interim financial reports. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the executive officers in order to make decisions about allocating resources, and for which discrete financial information is available (see Note
11).

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the standard, which was adopted on March 1, 2001, to affect its financial statements.

The FASB issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" which was effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation did not have a significant impact on the Company's financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125," which revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of this new standard is not expected to have an effect on the Company's financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 - "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company adopted the provisions of SAB No. 101 in the fourth quarter of fiscal 2001 and has determined that its policies for revenue recognition are consistent with the views expressed within SAB No. 101.

Fiscal Year

All references herein to "2001", "2000" and "1999" mean the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

Reclassification

Certain balances have been reclassified in the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Note 2. Business Acquisitions

In May 2000, the Company purchased the common stock of Lexel Imaging Systems, Inc. ("Lexel") located in Lexington, Kentucky. Lexel has developed specialized processes used in manufacturing a wide range of monochrome CRTs for commercial and military programs. The Company paid $3,000,000, financed by short-term debt. The transaction has been accounted for under the purchase method of accounting and the results of operations of Lexel since its acquisition date have been included in the Company's consolidated financial statements.

The following tables summarize the fair values of the assets acquired, liabilities assumed and consideration paid in connection with the Lexel acquisition:

Inventory                                                          $2,690,000
Property and equipment                                              1,474,000
Accounts payable and accrued expenses                                (760,000)
Other liabilities                                                    (404,000)
                                                               ---------------
    Cash paid                                                      $3,000,000
                                                               ===============

The following table summarizes the unaudited pro forma consolidated results of operations of the Company for 2001 and 2000, assuming the Lexel acquisition had occurred at the beginning of the fiscal periods. The pro forma financial information is not necessarily indicative of what would have occurred had the acquisition been made as of those dates, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, depreciation, interest expense and income taxes.


                                                  2001               2000
                                          ------------------   ----------------
                                                (unaudited)       (unaudited)
Pro forma net sales                         $   71,767,000      $  73,131,000
Pro forma income from operations                 2,656,000          3,567,000
Pro forma net income                               286,000          1,571,000
Pro forma basic earnings per share          $         0.06      $        0.33
Pro forma diluted earnings per share        $         0.06      $        0.32

In June 2000, the Company purchased certain assets of the electro optical division of Imaging and Sensing Technology ("IST") in Horseheads, New York. The Company paid $1,598,000 financed by a demand note payable with an officer of the Corporation with a stated interest rate of prime plus 1%. IST provides a product line that includes specially CRTs used to produce computer generated graphics, high quality photography and medical diagnostic images. The acquired assets of IST were integrated into the Lexel facility in Lexington, Kentucky. Also in 2001, the Company acquired certain assets, principally inventory, of two CRT operations for cash consideration of $759,000, funded by its Primary line of credit. These operations were also integrated into the Lexel facility. These acquisitions have been accounted for under the purchase method of accounting and the results of operations of these entities since their acquisition dates have been included in the Company's consolidated financial statements. No goodwill resulted from these transactions.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements



Note 3. Costs and Earnings in Excess of Billings on Contracts

Information relative to contracts in progress consisted of the following:

                                                                                  2001                   2000
                                                                         ---------------------  ---------------------
Costs incurred to date on uncompleted contracts                              $   4,600,000           $  4,392,000
Estimated earnings recognized to date on these contracts                         2,573,000              2,320,000
                                                                         ---------------------  ---------------------
                                                                                 7,173,000              6,712,000
Billings to date                                                                (7,179,000)            (6,581,000)
                                                                         ---------------------  ---------------------
Costs and earnings in excess of billings, net                                $      (6,000)          $    131,000
                                                                         =====================  =====================


Costs and earnings in excess of billing                                      $     158,000           $    325,000
Billings in excess of costs and earnings                                          (164,000)              (194,000)
                                                                         ---------------------  ---------------------
                                                                             $      (6,000)          $    131,000
                                                                         =====================  =====================

Costs and earnings in excess of billings are classified in the consolidated balance sheets under the caption "Prepaid expenses and other" while billings in excess of costs and earnings are included under the caption "Accrued liabilities."

Note 4. Inventories

Inventories consisted of the following:

                                                                                  2001                   2000
                                                                        ----------------------  ----------------------
Raw materials                                                                $   4,511,000           $  4,262,000
Finished goods                                                                  26,910,000             22,697,000
                                                                        ----------------------  ----------------------
                                                                                31,421,000              26,959,000
Reserves for obsolescence                                                       (1,643,000)             (1,337,000)
                                                                        ----------------------  ----------------------
                                                                             $  29,778,000            $ 25,622,000
                                                                        ======================  ======================

Note 5. Note Receivable

The Company holds an unsecured note receivable as a result of a litigation settlement. The note had an original face value of $1,500,000 due in monthly installments of $15,000 over a term of 100 months. The note was non-interest bearing for the first 50 payments and interest bearing, at prime (8.5% at February 28, 2001) plus 1%, over the remaining 50 payments. As of February 28, 2000, the note was recorded at a value of $591,000, net of its discount and allowance, and is included and classified under the captions "Accounts receivable" and "Other assets" in the accompanying consolidated balance sheet.

During 2001, monthly payments on the note were delinquent and payments made were less than the required contractual amounts. Payments eventually ceased in the fourth quarter of 2001. As of February 28, 2001, the Company believes that it is probable that they will be unable to collect any of the outstanding amounts due under the contractual terms of the loan agreement and considers the loan impaired. In accordance with SFAS No. 114, "Accounting by Creditor's of Impairment of a Loan", the Company has written off the remaining $514,000 balance of the note.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Note 6. Long-Term Debt

Long-term debt consisted of the following:


                                                                                    2001               2000
                                                                             -------------------  -------------------
Term loan facility; floating interest rate based on an adjusted LIBOR rate (8.5% as of February 28, 2001), quarterly principal payments maturing November 2005; collateralized by assets of Aydin
Displays, Inc.                                                                     $5,625,000          $ 6,875,000

Mortgage payable to bank; interest not to exceed 7.5% payable monthly; maturing December 2003; collateralized by land and
building.                                                                             671,000              715,000



Other                                                                                 694,000              619,000
                                                                             -------------------  -------------------
                                                                                    6,990,000            8,209,000
Less current maturities                                                            (1,470,000)          (1,507,000)
                                                                             -------------------  -------------------
                                                                                   $5,520,000          $ 6,702,000
                                                                             ===================  ===================

Future maturities of long-term debt are as follows:


                  Year                                                                                  Amount
                  ----                                                                                  ------
                  2002                                                                                  $1,470,000
                  2003                                                                                   1,368,000
                  2004                                                                                   1,906,000
                  2005                                                                                   1,301,000
                  2006                                                                                     945,000
                                                                                                  -------------------
                                                                                                        $6,990,000
                                                                                                  ===================

Note 7. Lines of Credit

At February 28, 2001, the Company had a $5,500,000 primary line of credit (the "Primary Line") and a $3,500,000 secondary line of credit (the "Secondary Line") secured by substantially all of the assets of the Company. The Primary Line's interest rate was a fixed 7.25% and borrowings were limited by eligible accounts receivable and inventory, as defined in the Primary Line agreement. As of February 28, 2001 and February 29, 2000, the outstanding balance on the Primary Line was $5,500,000 and $3,040,000, respectively. No additional amounts were available under the Primary Line as of February 28, 2001.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


The Secondary Line bears interest at the bank's base rate (8.5% as of February 28, 2001) plus 0.5%. A commitment fee of 0.5% is charged on the unused portion of the line. Borrowings under the Secondary Line are limited by eligible accounts receivable and inventory, as defined. As of February 28, 2001 and February 29, 2000, the outstanding balance on the Secondary Line was $3,017,000 and $2,970,000, respectively. An additional amount of $8,000 was available under the Secondary Line as of February 28, 2001. The Secondary Line agreement contains affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth and cash flow coverage. Dividend payments, capital expenditures and acquisitions have certain restrictions. The Secondary Line expires on July 31, 2001. The Company does not anticipate problems renewing the Secondary Line in 2002.

In May 2000, the Company entered into a $3,000,000 note payable with its primary bank to finance the acquisition of Lexel, as discussed in Note 2 above. The note bore interest at LIBOR (6.5% as of February 28, 2001) plus 2%. The CEO of the Company guaranteed the note. On May 4, 2001, the Company and its bank agreed to consolidate its existing Primary Line and the $3,000,000 Lexel acquisition loan into one $10,000,000 credit facility. Accordingly, the combined outstanding amount of $8,500,000 related to the Primary Line ($5,500,000) and the Lexel note ($3,000,000) is classified as long-term as of February 28, 2001 in the accompanying consolidated balance sheet. The interest rate is based on a floating LIBOR rate, based on a debt to EBITDA ratio, as defined. The effective rate at the date of commitment was 9.375%. The note matures on July 1, 2003. The amount of credit available for advance will be reduced by $500,000 on July 1, 2001 and an additional $500,000 on July 1, 2002. Advance rates will remain the same as under the previous line and included a commitment fee of 0.25% for the unused portion. The new agreement contains affirmative and negative covenants including requirements related to tangible net worth and debt service coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

Note 8. Notes Payable to Shareholders

The Company borrowed $2,800,000 from its CEO in conjunction with a 1998 bank refinancing. During 1997, the Company borrowed $900,000 from the CEO to purchase the assets of Teltron Technologies, Inc. Both of these borrowings were combined into one note payable due on demand with interest payable monthly at prime plus one percent. As of February 29, 2000 the outstanding balance on the note payable was $2,200,000. In June 2000, the Company borrowed an additional $1,400,000 from the CEO to assist with the acquisition of certain assets of the electro optics division of IST (see Note 2). This borrowing was combined with the CEO's existing demand note and, as of February 28, 2001, the outstanding balance was $3,600,000.

During fiscal 2001, the Company repaid $64,000 on a note payable to a Director, leaving a balance of $136,000 at February 28, 2001.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements



Note 9. Stock Options

The Company has an incentive stock option plan whereby total options to purchase 600,000 shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years. The stock option plan stipulates that, in the event of a stock dividend, all outstanding grants will be proportionally adjusted both in number of options and exercise price. Information regarding the stock option plan is as follows, which includes the effect of the 20% stock dividend issued on April 16, 2001 for all periods presented:

                                                                     Weighted
                                                                      Average
                                              Number of              Exercise
                                                Shares                  Price
                                           -------------------------------------

Outstanding at February 28, 1998                325,000              $  3.01
   Granted                                        9,000                 8.29
   Exercised                                    (10,000)                2.29
   Forfeited or expired                         (60,000)                1.67
                                           -----------------    ----------------

Outstanding at February 28, 1999                264,000              $  3.29
   Granted                                        6,000                 8.44
   Exercised                                    (60,000)                1.67
   Forfeited or expired                         (24,000)                4.07
                                           -----------------    ----------------

Outstanding at February 29, 2000                186,000              $  3.88
   Granted                                        6,000                 8.44
   Exercised                                    (12,000)                3.48
   Forfeited or expired                               -                    -
                                           -----------------    ----------------

Outstanding at February 28, 2001                180,000              $  3.97
                                           =================    ================

                                                                     Weighted
                                                                      Average
                                              Number of              Exercise
Options exercisable                             Shares                  Price
-------------------                        -----------------    ----------------

February 28, 2001                               162,000              $  3.58
February 29, 2000                               174,000                 3.56
February 28, 1999                               248,000                 2.83

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements




                                               Options Outstanding                           Options Exercisable
                                               -------------------                           -------------------
                                Number              Weighted                               Number
                              Outstanding at        Average         Weighted          exercisable at         Weighted
  Range of                     February 28,         Remaining       Average           February 28,           Average
Exercise Prices                    2001        Contractual Life   Exercise Price         2001              Exercise Price
---------------------------------------------------------------------------------------------------------------------------
                                                 (in years)
$2.29 - 3.96                  145,000                5.4               $3.09                 145,000            $3.09
  7.29 - 8.54                  35,000                6.7                7.63                  17,000             7.75
---------------------------------------------------------------------------------------------------------------------------

                              180,000                5.7               $3.97                 162,000            $3.58
===========================================================================================================================

The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during the years 2001, 2000 and 1999 was $1.17, $0.14 and $3.51, respectively. The weighted average remaining life of options outstanding at February 28, 2001, February 29, 2000 and February 28, 1999 was 5.7, 6.6 and 6.8 years, respectively. At February 28, 2001 and February 29, 2000, the Company had approximately 338,000 and 344,000 shares, respectively, available for the granting of options under the stock option plan.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for stock options granted. Had compensation cost been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999, consistent with the provisions of the Standard, the Company's net earnings and earnings per share would have changed as indicated by the pro forma amounts below:

                                                                               Fiscal Year Ended
                                                           ----------------------------------------------------------------
                                                                 2001               2000                  1999
                                                           ----------------- --------------------  ------------------------
    Net income - as reported                                       $  31,000          $705,000             $1,122,000
    Net income - pro forma                                            24,000           704,000              1,087,000
    Basic earnings per common share - as reported                  $    0.01          $   0.15             $     0.24
    Basic earnings per common share - pro forma                    $    0.01          $   0.15             $     0.23
    Diluted earning per common share - as reported                 $    0.01          $   0.15             $     0.23
    Diluted earning per common share - pro forma                   $    0.01          $   0.15             $     0.22

The fair value of stock options used to compute pro forma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: expected volatility of 50%, 35% and 50%; a risk-free interest rate of 6.50%, 5.65% and 5.41%; expected lives of 2.0, 2.0 and 5.0 years; and dividend yield of 0.00% for all years.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Note 10. Taxes on Income

Provisions for federal, state and foreign income taxes in the consolidated statements of income consisted of the following components:

                                                            ---------------------------------------------------------
                                                                               Fiscal Year Ended
                                                            ---------------------------------------------------------
                                                                 2001                2000                1999
                                                            ------------------ -------------------  ------------------
         Current:
           Federal                                                $  361,000       $    781,000         $    879,000
           State                                                      72,000            134,000              162,000
           Foreign                                                         -           (245,000)             245,000
                                                            ------------------ -------------------  -----------------
                                                                     433,000            670,000            1,286,000
                                                            ------------------ -------------------  -----------------
         Deferred:
           Federal                                                   (24,000)           (57,000)            (100,000)
           State                                                      (4,000)           (10,000)             (18,000)
           Foreign                                                  (112,000)          (288,000)                   -
                                                            ------------------ -------------------  -----------------
                                                                    (140,000)          (355,000)            (118,000)
                                                            ------------------ -------------------  -----------------
         Total                                                    $  293,000       $    315,000         $  1,168,000
                                                            ================== ===================  =================

Income before taxes on income consisted of the following:
                                                                   2001               2000                  1999
                                                             ----------------- -------------------  ------------------

         U.S. operations                                          $  598,000       $ 2,153,000         $  2,206,000
         Foreign operations                                         (281,000)       (1,152,000)              69,000
                                                             ----------------- -------------------  ------------------

                                                                  $  317,000       $ 1,001,000           $2,275,000
                                                             ================= ===================  ==================

The effective income tax rate differed from the statutory federal income tax rate as follows:

                                                                               Fiscal Year Ended
                                                           -----------------------------------------------------------
                                                                 2001               2000                  1999
                                                           -----------------  ------------------   -------------------

Taxes at statutory federal income tax rate                      $  108,000         $  340,000           $    774,000
State income taxes, net of federal benefit                          45,000             47,000                107,000
Tax rates attributable to foreign operations                        (8,000)           (80,000)               216,000
Non-deductible amortization of certain fixed
   and intangible assets                                           151,000            138,000                122,000
Non-deductible expenses (income)                                    19,000             (8,000)                25,000
Change in valuation allowance                                      (47,000)           (25,000)                     -
Other                                                               25,000            (97,000)               (76,000)
                                                           -----------------  ------------------   -------------------
Taxes at effective income tax rate                              $  293,000         $  315,000           $  1,168,000
                                                           =================  ==================   ===================

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Deferred income taxes as of February 28, 2001 and February 29, 2000 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards.

The sources of the temporary differences and their effect on the net deferred tax asset consisted of the following:

                                                                                     2001                  2000
                                                                              ------------------    ------------------
                  Deferred tax assets:
                    Investment loss carryforwards                                $    240,000          $    287,000
                    Foreign net operating loss carryforwards                          400,000               288,000
                    Uniform capitalization costs                                      333,000               465,000
                    Inventory reserve                                                 606,000               489,000
                    Accrued vacation                                                  102,000                80,000
                    Allowance for doubtful accounts                                   103,000                85,000
                    Other                                                             107,000                57,000
                                                                              ------------------    ------------------
                                                                                    1,891,000             1,751,000

                    Valuation allowance                                              (240,000)             (287,000)

                  Deferred tax liabilities:
                    Basis difference of property, plant and equipment                (218,000)             (203,000)
                    Other                                                             (48,000)              (16,000)
                                                                              ------------------    ------------------
                  Net deferred tax assets                                        $  1,385,000         $   1,245,000
                                                                              ==================    ==================

                  Current                                                           1,164,000             1,123,000
                  Non-current                                                         221,000               122,000
                                                                              ------------------    ------------------
                                                                                 $  1,385,000         $   1,245,000
                                                                              ==================    ==================

Current and non-current deferred tax assets are included in the consolidated balance sheets under the captions "Prepaid expenses and other" and "Other assets," respectively. Investment loss carryforwards consist primarily of investment losses, which may be utilized to offset any future taxable gains on the sale of investments. The investment loss carryforwards expire in 2005. The Company has provided a valuation allowance on these loss carryforwards as realization of these assets is considered unlikely. The foreign net operating loss carryforwards expire at various times through 2016.

Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Note 11. Segment Information

SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker aggregates operating segments based on the type of products produced by the segment. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has two reportable segments with subsegments within one of the main segments. The two reportable segments are as follows: (1) the manufacture and distribution of cathode ray tubes and electron guns in the replacement market and (2) the distribution of electronic parts from foreign and domestic manufacturers. The subsegments within the CRT segment consists of data display CRTs, entertainment (television and projection) CRTs, monitors and component parts. Foreign operations account for less than 10% of consolidated sales and consolidated assets.

The accounting policies of the operating segments are the same as those described in Summary of Significant Accounting Policies. Segment amounts disclosed reflect elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of interest expense and income taxes.

The following table sets forth net sales, operating profit, depreciation and amortization, capital expenditures, and identifiable assets for each industry segment and applicable subsegments:

                                                                               Fiscal Year Ended
                                                           ----------------------------------------------------------
                                                                 2001                2000                1999
                                                           ------------------  ------------------  ------------------
                                                                                 (in thousands)
     Net Sales
     CRT segment
        Data display                                           $  10,476           $  10,319           $  11,791
        Entertainment                                              7,544               9,350              11,651
        Monitors                                                  36,361              25,430              11,311
        Component parts                                            1,857               2,029               2,631
                                                           ------------------  ------------------  ------------------
                                                                  56,238              47,128              37,384
     Wholesale Distribution segment                               14,568              16,710              21,505
                                                           ------------------  ------------------  ------------------
                                                               $  70,806           $  63,838           $  58,889
                                                           ==================  ==================  ==================

     Operating Profit (Loss)
     CRT segment
        Data display                                           $  (2,105)          $  (2,110)          $  (1,505)
        Entertainment                                              2,814               4,306               4,525
        Monitors                                                   1,884               1,194               1,113
        Component parts                                              (48)               (211)               (158)
                                                           ------------------  ------------------  ------------------
                                                                   2,545               3,179               3,975
     Wholesale Distribution segment                                  (56)               (466)               (381)
                                                           ------------------  ------------------  ------------------
                                                               $   2,489           $   2,713           $   3,594
                                                           ==================  ==================  ==================

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


                                                                 2001                2000                1999
                                                           ------------------  ------------------  ------------------
                                                                                 (in thousands)
     Depreciation and Amortization
     CRT segment
        Data display                                          $      228          $      238          $      223
        Entertainment                                                151                 166                 203
        Monitors                                                     553                 417                 262
        Component parts                                               76                  86                  75
                                                           ------------------  ------------------  ------------------
                                                                   1,008                 907                 763
     Wholesale Distribution segment                                  466                 531                 456
                                                           ------------------  ------------------  ------------------
                                                              $    1,474          $    1,438          $    1,219
                                                           ==================  ==================  ==================

     Capital Expenditures**
     CRT segment
        Data display                                          $      117          $      351          $      562
        Entertainment                                                  4                  28                 105
        Monitors                                                   2,421                 588                 383
        Component parts                                               31                  34               1,606
                                                           ------------------  ------------------  ------------------
                                                                   2,573               1,001               2,656
     Wholesale Distribution segment                                   43                 181                 152
                                                           ------------------  ------------------  ------------------
                                                              $    2,616          $    1,182          $    2,808
                                                           ==================  ==================  ==================

** Includes deletions from fixed assets through business divestitures in 2000 and additions to fixed assets through business acquisitions in 2001 and 1999

     Identifiable Assets
     CRT segment
        Data display                                            $ 18,926           $  17,824          $   17,768
        Entertainment                                              3,679               4,445               4,791
        Monitors                                                  26,540              16,331              15,351
        Component parts                                            2,212               2,590               2,702
                                                           ------------------  ------------------  ------------------
                                                                  51,357              41,190              40,612
     Wholesale Distribution segment                                6,129               8,661              11,029
                                                           ------------------  ------------------  ------------------
                                                                $ 57,486           $  49,851          $   51,641
                                                           ==================  ==================  ==================

Note 12. Convertible Subordinated Debentures

The Company issued $2,000,000 in face value, 8% five-year convertible subordinated debentures in payment of the acquisition of the stock of Z-Axis in fiscal 1997. The debentures can be converted at the holder's option into common shares based upon the quoted fair market value on the date such conversion is elected. As of February 28, 2001 and February 29, 2000, the outstanding balance on the debentures was $1,775,000. The debentures have a maturity date of May 31, 2001.

Note 13. Benefit Plan

The Company has a defined contribution plan that covers substantially all U.S. employees. Employees may contribute up to 15% of their compensation, as allowed by IRS regulations. At the Company's discretion, employee contributions of up to 4% of their compensation can be matched at 50% by the Company. The Company's contributions to the Plan amounted to $98,000, $100,000 and $0 in 2001, 2000 and 1999, respectively.

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements



Note 14. Commitments

Operating Leases
----------------

The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases. These leases provide that the Company pay taxes, insurance and other expenses on the leased property and equipment. Rent expense under these leases was approximately $2,546,000, $2,109,000 and $1,765,000 in 2001, 2000 and 1999, respectively.

Future minimum rental payments due under these leases are as follows:

                  Fiscal Year                                    Amount
                  -----------                                    ------

                  2002                                        $  1,848,000
                  2003                                           1,272,000
                  2004                                           1,105,000
                  2005                                             924,000
                  2006                                             164,000
                                                            ----------------
                                                              $  5,313,000
                                                            ================

The Company leases four of its manufacturing facilities and certain warehouse space from shareholders and officers under net operating leases expiring at various dates through 2006. Rent expense under these leases totaled approximately $439,000, $597,000 and $686,000 in 2001, 2000 and 1999,
respectively.

Future minimum rental payments due under these leases with related parties are as follows:

                  Fiscal Year                                     Amount
                  -----------                                     ------

                  2002                                        $   468,000
                  2003                                            368,000
                  2004                                            281,000
                  2005                                            120,000
                  2006                                            100,000
                                                            ---------------
                                                              $ 1,337,000
                                                            ===============

                  Video Display Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


Concentrations of Risk and Major Customers
------------------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit.

The Company's CRT division had net sales to the U.S. government that comprised approximately 17% and 15% of CRT segment net sales and 13% and 11% of consolidated net sales in fiscal 2001 and 2000, respectively. The Company's wholesale electronic parts distributor had net sales to one customer that comprised approximately 22%, 19% and 26% of that subsidiary's net sales in 2001, 2000 and 1999, respectively. Other subsidiaries have a few concentrated customers and vendors that could, if lost, negatively effect sales. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 15. Supplemental Cash Flow Information

                                                                2001                2000                 1999
                                                         -------------------   ----------------    ------------------
Cash paid (received) for:

   Interest                                                     $2,146,000          $1,426,000            $1,333,000
                                                         ===================   ================    ==================
   Income taxes, net of refunds                                 $1,470,000         $  (121,000)           $1,471,000
                                                         ===================   ================    ==================

Cash paid for acquisitions:

During 2001, the Company acquired certain assets and assumed certain liabilities of four entities (see Note 2), as follows:

   Fair value of the assets acquired                         $ 7,021,000
   Liabilities assumed                                        (1,664,000)
                                                           ----------------
   Cash paid                                                 $ 5,357,000
                                                           ================

During 1999, the Company acquired certain assets and assumed certain liabilities of MegaScan, Aydin and Wintron and acquired all the common stock of MII, as follows:

   Fair value of the assets acquired                         $ 9,586,000
   Liabilities assumed                                        (1,394,000)
   Stock issued                                                 (446,000)
                                                           ----------------
   Cash paid                                                 $ 7,746,000
                                                           ================

                 Video display Corporation and Subsubsidiaries

                  Notes to consolidated Financial Statements



Note 16. Subsequent Events

In March 2001, the Company's Board of Directors declared a stock dividend of
0.20 shares of common stock for each common share outstanding. The stock dividend was issued on April 16, 2001 to all common stock shareholders of record as of March 31, 2001. In accordance with SFAS No. 128, "Earnings per Share," all per share data for all periods presented in the consolidated financial statements reflect the increase in the amount of common stock outstanding due to the stock dividend. Additionally, information regarding the Company's stock option plan includes the effect of the dividend (see Note 9).

On May 4, 2001, the Company signed an agreement with its primary bank to consolidate its existing primary line of credit and the $3,000,000 Lexel acquisition loan into one $10,000,000 credit facility (see Note 7).

Note 17. Quarterly Data (unaudited)

The following table sets forth selected quarterly consolidated financial data for the years ended February 28, 2001 and February 29, 2000, respectively. The summation of quarterly earnings per share may not agree with annual earnings per share.

                                                                         2001
                                   ----------------------------------------------------------------------------------
                                         First                 Second               Third                 Fourth
                                        Quarter             Quarter (a)             Quarter             Quarter (b)
                                   -------------------   -------------------   ----------------    ------------------
                                                         (in thousands, except per share amounts)
   Net Sales                              $ 16,620             $  18,061             $  18,959           $  17,166
   Gross profit                              5,165                 5,707                 5,295               4,716
   Net income (loss)                           240                   302                   156                (667)
   Basic and diluted earnings
     (loss) per share                     $   0.05             $    0.07             $    0.03           $   (0.15)

                                                                         2000
                                   ----------------------------------------------------------------------------------
                                         First                 Second                Third                Fourth
                                        Quarter                Quarter              Quarter            Quarter (c)
                                   -------------------   -------------------   ----------------    ------------------
                                                       (in thousands, except per share amounts)
   Net Sales                            $  17,526              $ 15,706              $ 14,565            $ 16,041
   Gross profit                             5,627                 4,813                 4,502               5,374
   Net income (loss)                          354                    91                   429                (169)
   Basic and diluted earnings
     (loss) per share                   $    0.08              $   0.02              $   0.09            $  (0.03)

(a) In May 2000 and June 2000, respectively, the Company acquired the operations of Lexel and IST (see Note 2).
(b) The fourth quarter of fiscal 2001 included the write off of a note receivable of approximately $514,000 (see Note 5).
(c) The fourth quarter of fiscal 2000 included additions to reserves for doubtful accounts receivable, warranty returns, inventory obsolescence and losses of investment holdings totaling approximately $650,000.

                   Video Display Corporation and Subsidiaries

               Index to Consolidated Financial Statements Schedule

Report of Independent Certified Public Accountants on Financial
   Statement Schedule                                                       F-27


Schedule II - Valuation and Qualifying Accounts                             F-28

Report of Independent Certified Public Accountants

Video Display Corporation
Tucker, Georgia

The audits referred to in our report dated May 11, 2001 relating to the consolidated financial statements of Video Display Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying schedule. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.



                                                      BDO Seidman, LLP



Atlanta, Georgia
May 11, 2001

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



            Column A                   Column B                  Column C                   Column D           Column E
---------------------------------- ----------------- --------------------------------- ------------------- -----------------
                                                                Additions
                                                     ---------------------------------
                                      Balance at        Charged to       Charged to                           Balance at
                                      Beginning         Costs and          Other                                End of
           Description                of Period          Expenses         Accounts         Deductions           Period
---------------------------------- ----------------- ----------------- --------------- ------------------- -----------------
Allowance for doubtful accounts:
     February 28, 2001               $   522,000(b)    $   585,000       $         -      $    818,000(a)     $  289,000
     February 29, 2000               $   581,000(b)    $   304,000       $         -      $    363,000(a)     $  522,000(b)
     February 28, 1999               $   591,000       $   254,000       $         -      $    264,000(a)     $  581,000(b)

Reserves for inventory:
     February 28, 2001               $ 1,337,000       $   438,000       $         -       $   132,000(c)     $1,643,000
     February 29, 2000               $   713,000       $   909,000       $         -       $   285,000(c)     $1,337,000
     February 28, 1999               $   770,000       $ 1,623,000       $         -       $ 1,680,000(c)     $  713,000


(a) Uncollectible accounts written off.
(b) Includes a $221,000 allowance on a note receivable.
(c) Inventory written down or written off.