Form 10-Q
period 2001-05-31
VIDEO DISPLAY CORP
filed 2001-07-20
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended May 31, 2001                    Commission File Number 0-13394


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


                  Yes                              No   X
                       -----                          -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


         Class                                Outstanding at May 31, 2001
--------------------------                    ---------------------------
Common Stock, No Par Value                              4,744,548

                           VIDEO DISPLAY CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                         Page

         Item 1.  Financial Statements (unaudited)

          Consolidated balance sheets - May 31, 2001 (unaudited) and
           February 28, 2001                                                            3-4

          Consolidated statements of income -
           Three months ended May 31, 2001 and 2000 (unaudited)                           5

          Consolidated statements of shareholders' equity and comprehensive income -
           Twelve months ended February 28, 2001 and the three months
           ended May 31, 2001 (unaudited)                                                 6

          Consolidated statements of cash flows - three months
           ended May 31, 2001 and 2000 (unaudited)                                      7-8

          Notes to consolidated financial statements -
           May 31, 2001 (unaudited)                                                    9-11

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 12-15



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      15
         Item 2.  Changes in Securities                                                  15
         Item 3.  Defaults upon its Senior Securities                                    15
         Item 4.  Submission of Matters to a Vote of Security Holders                    15
         Item 5.  Other Information                                                      15
         Item 6.  Exhibits and Reports on Form 8-K                                       15


SIGNATURES

                   Video Display Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                     May 31,     February 28,
                                                      2001           2001
                                                    UNAUDITED      (NOTE A)
                                                  ------------   -------------
Assets
Current Assets
   Cash and cash equivalents                      $  2,229,000   $  4,137,000
   Accounts receivable, less allowance for
      possible losses of $273,000 and $289,000      11,137,000     11,115,000
   Inventories (Note B)                             30,767,000     29,778,000
   Prepaid expenses                                  2,684,000      1,995,000
                                                  ------------   ------------
Total current assets                                46,817,000     47,025,000
                                                  ------------   ------------

Property, plant and equipment:
   Land                                                600,000        600,000
   Buildings                                         5,477,000      5,453,000
   Machinery and equipment                          17,875,000     17,850,000
                                                  ------------   ------------
                                                    23,952,000     23,903,000
  Accumulated depreciation and amortization        (16,132,000)   (15,651,000)
                                                  ------------   ------------
Net property, plant, and equipment                   7,820,000      8,252,000
                                                  ------------   ------------

Other assets (Note C)                                2,838,000      2,209,000
                                                  ------------   ------------

Total assets                                      $ 57,475,000   $ 57,486,000
                                                  ============   ============



The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          May 31,      February 28,
                                                            2001          2001
                                                         UNAUDITED      (NOTE A)
                                                        -----------   ------------
Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                     $ 6,621,000    $ 5,856,000
   Accrued liabilities                                    2,689,000      3,208,000
   Customer advances                                      1,270,000      1,652,000
   Lines of credit (Note E)                               3,302,000      3,017,000
   Notes payable to shareholders                          3,890,000      3,736,000
   Convertible subordinated debentures (Note H)                  --      1,775,000
   Current maturities of long-term debt (Note D)          2,082,000      1,470,000
                                                        -----------    -----------
Total current liabilities                                19,854,000     20,714,000

Convertible subordinated debentures (Note H)              1,000,000             --
Lines of credit (Note E)                                  8,558,000      8,500,000
Long-term debt, less current maturities (Note D)          4,224,000      5,520,000
Minority interest                                           156,000        153,000
                                                        -----------    -----------
Total liabilities                                        33,792,000     34,887,000
                                                        -----------    -----------

Commitments

Shareholders' equity
   Preferred stock, no par value - 2,000,000 shares
      authorized; none issued and outstanding                    --             --
   Common stock, no par value - 10,000,000 shares
      authorized; 4,745,000 and 4,559,000 issued and
      outstanding                                         3,814,000      3,034,000
Additional paid in capital                                   92,000         92,000
Retained earnings                                        21,187,000     20,952,000
Accumulated other comprehensive income                   (1,410,000)    (1,479,000)
                                                        -----------    -----------
Total shareholders' equity                               23,683,000     22,599,000
                                                        -----------    -----------
Total liabilities and shareholders' equity              $57,475,000    $57,486,000
                                                        ===========    ===========



The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                       For the Three Months Ended May 31,
                                  (UNAUDITED)

                                                  2001       2000
                                              ----------- -----------

Net Sales                                     $17,479,000 $16,620,000

Cost of goods sold                             12,078,000  11,455,000
                                               ----------  ----------

   Gross profit                                 5,401,000   5,165,000
                                               ----------  ----------

Operating expenses
   Selling and delivery                         1,470,000   1,571,000
   General and administrative                   3,055,000   2,838,000
                                               ----------  ----------
                                                4,525,000   4,409,000
                                               ----------  ----------

   Operating profit                               876,000     756,000
                                               ----------  ----------

Other income (expense)
   Interest expense                              (478,000)   (359,000)
   Other, net                                     (26,000)     (9,000)
                                               ----------  ----------
                                                 (504,000)   (368,000)
                                               ----------  ----------

   Income before minority interest                372,000     388,000

Minority interest expense                           3,000       1,000
                                               ----------  ----------

   Income before income taxes                     369,000     387,000

Income tax expense                                135,000     147,000
                                               ----------  ----------

Net income                                     $  234,000  $  240,000
                                               ==========  ==========

Basic earnings per share of common stock       $     0.05  $     0.05
                                               ==========  ==========

Diluted earnings per share of common stock     $     0.05  $     0.05
                                               ==========  ==========

Basic weighted average shares outstanding       4,556,000   4,534,000
                                               ==========  ==========

Diluted weighted average shares outstanding     4,623,000   5,095,000
                                               ==========  ==========


The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
          For the Twelve Months Ended February 28, 2001 (Audited) and
                 the Three Months Ended May 31, 2001 (Unaudited)





                                                                        Accumulated                     Current
                                                           Additional      Other                         Period
                                                Common      Paid In    Comprehensive     Retained    Comprehensive
                                                 Stock      Capital        Income        Earnings        Income
                                              -----------  ----------  --------------  ------------  --------------

Balance at February 29, 2000                   $2,994,000     $92,000    $(1,401,000)   $20,921,000       $    ---

 Net income for the year                              ---         ---            ---         31,000         31,000
 Unrealized loss on marketable equity
  securities                                          ---         ---        (29,000)           ---        (29,000)
 Currency translation adjustment                      ---         ---        (49,000)           ---        (49,000)
 Issuance of common stock
  under stock option plan                          40,000         ---            ---            ---            ---
                                               ----------     -------    -----------    -----------       --------
Balance at February 28, 2001                    3,034,000      92,000     (1,479,000)    20,952,000        (47,000)
                                                                                                          ========

 Net income for the period                            ---         ---            ---        234,000        234,000
 Issuance of common stock under stock
  option plan                                       5,000
 Conversion of debentures to common stock         775,000
 Currency translation adjustment                      ---         ---         63,000            ---         63,000
 Unrealized gain on marketable equity
  securities                                          ---         ---          5,000            ---          5,000
                                               ----------     -------    -----------    -----------       --------
Balance at May 31, 2001                        $3,814,000     $92,000    $(1,411,000)   $21,186,000       $302,000
                                               ==========     =======    ===========    ===========       ========

                   Video Display Corporation and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                       For the Three Months Ended May 31,

                                                           2001          2000
                                                       -----------   -----------

Net cash provided by (used in) operating activities    $(1,128,000)  $(1,235,000)
                                                       -----------   -----------

Investing activities
Purchase of property, plant, and equipment                 (49,000)     (705,000)
Purchase of stock of Lexel Imaging Systems, Inc.                --    (3,000,000)
(Increase) decrease in other assets                       (628,000)      241,000
                                                       -----------   -----------
Net cash used in investing activities                     (677,000)   (3,464,000)
                                                       -----------   -----------

Financing activities
Proceeds from long-term debt and lines of credit         5,723,000    11,218,000
Proceeds from exercise of stock option                       5,000            --
Proceeds on note receivable                                     --        26,000
Payments on long-term debt and lines of credit          (5,900,000)   (6,089,000)
                                                       -----------   -----------
Net cash provided (used) in financing activities          (172,000)    5,155,000
                                                       -----------   -----------

Effect of exchange rates on cash                            69,000       (64,000)
                                                       -----------   -----------

Net increase (decrease) in cash                         (1,908,000)      392,000

Cash, beginning of period                                4,137,000     4,235,000
                                                       -----------   -----------

Cash, end of period                                    $ 2,229,000   $ 4,627,000
                                                       ===========   ===========




The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                       For the Three Months Ended May 31,


                                                         2001          2000
                                                     -----------   -----------
Reconciliation of Net Earnings from Operations
   to Net Cash Provided by (Used in)
   Operating Activities

Net earnings from continuing operations              $   234,000   $   240,000

Adjustments to reconcile net earnings to net cash
   provided by operations:
Depreciation and amortization                            480,000       389,000
Change in allowance for doubtful accounts                (16,000)      (24,000)

Changes in working capital, net of effects
   from acquisitions:
Accounts receivable                                       (6,000)     (526,000)
Inventories                                             (989,000)      281,000
Prepaid expenses                                        (853,000)     (159,000)
Accounts payable and accrued expenses                     20,000    (1,436,000)
Minority interests                                         2,000           ---
                                                     -----------   -----------

Net cash provided by (used in) operations            $(1,128,000)  $(1,235,000)
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

The balance sheet at February 28, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of May 31, 2001 and the Consolidated Statement of Earnings for the three months ended May 31, 2001 and 2000.


NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consist of:

                              May 31,   February 28,
                               2001         2001
                           -----------  ------------

Raw materials              $ 4,494,000   $ 4,511,000
Finished goods              26,273,000    25,267,000
                           -----------   -----------
                           $30,767,000   $29,778,000
                           ===========   ===========


NOTE C - STOCK DIVIDEND

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

                   Video Display Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE D - LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                           May 31,   February 28,
                                                                            2001        2001
                                                                         ----------  ------------
Term loan facility; floating interest rate based on an adjusted LIBOR rate (7.5% as of May 31, 2001), quarterly principal payments commencing November 1999 and maturing November 2005;
collateralized by assets of Aydin Display, Inc.                          $5,313,000    $5,625,000

Mortgage payable to bank; interest not to exceed 7.5% and maturing
December 2003; collateralized by land and building.                         660,000       671,000

Other                                                                       333,000       694,000
                                                                         ----------    ----------
                                                                          6,306,000     6,990,000
Less current portion                                                      2,082,000     1,470,000
                                                                         ----------    ----------
                                                                         $4,224,000    $5,520,000
                                                                         ==========    ==========


NOTE E - LINES OF CREDIT AND SHORT-TERM DEBT

At February 28, 2001, the Company had a $5,500,000 primary line of credit (the "Primary Line") and a $3,500,000 secondary line of credit (the "Secondary Line") secured by substantially all of the assets of the Company. The Primary Line's interest rate was a fixed 7.25% and borrowings were limited by eligible accounts receivable and inventory, as defined in the Primary Line agreement. As of February 28, 2001 the outstanding balance on the Primary Line was $5,500,000.
No additional amounts were available under the Primary Line as of February 28, 2001.

The Secondary Line bears interest at the bank's base rate (6.75% as of May 31, 2001) plus 0.5%. A commitment fee of 0.5% is charged on the unused portion of the line. Borrowings under the Secondary Line are limited by eligible accounts receivable and inventory, as defined. As of May 31, 2001, the outstanding balance on the Secondary Line was $3,302,000. The Secondary Line agreement contains affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth and cash flow coverage. Dividend payments, capital expenditures and acquisitions have certain restrictions. The Secondary Line expires on July 31, 2001. The Company does not anticipate problems renewing the Secondary Line in 2002.

In May 2000, the Company entered into a $3,000,000 note payable with its primary bank to finance the acquisition of Lexel Imaging Systems, Inc. ("Lexel"). The note bore interest at LIBOR (6.5% as of February 28, 2001) plus 2%. The CEO of the Company guaranteed the note. On May 4, 2001, the Company and its bank agreed to consolidate its existing Primary Line and the $3,000,000 Lexel acquisition loan into one $10,000,000 credit facility.

                   Video Display Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Accordingly, as of February 28, 2001 the combined outstanding amount of $8,500,000 related to the Primary Line ($5,500,000) and the Lexel note ($3,000,000) was classified as long-term as of February 28, 2001 in the consolidated balance sheet. The interest rate is based on a floating LIBOR rate, based on a debt to EBITDA ratio, as defined. The effective rate at May 31, 2001 was 6.625%. The note matures on July 1, 2003. The amount of credit available for advance will be reduced by $500,000 on July 1, 2001 and an additional $500,000 on July 1, 2002. Advance rates will remain the same as under the previous line and included a commitment fee of 0.25% for the unused portion. The new agreement contains affirmative and negative covenants including requirements related to tangible net worth and debt service coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION


                                                         May 31,   May 31,
                                                          2001      2000
                                                        --------  --------
Cash paid for:
Interest                                                $478,000  $359,000
                                                        --------  --------
Income taxes, net of refunds                            $229,000  $466,000
                                                        --------  --------
Non Cash Transactions;
Conversion to Common Stock of Convertible Debentures    $775,000  $    -0-
                                                        ========  ========


NOTE G - SUBSEQUENT EVENT

In June 2001 the Company announced the acquisition of the outstanding common stock of XKD Corporation ("XKD"), a manufacturer of high resolution displays used in training, simulation, ruggedized military and industrial applications. The purchase price includes royalty payments up to $2,000,000 based on specific future revenues of XKD, options to acquire 10,000 shares of the Company's common stock, and the release of indemnification of the seller of personal obligations of corporate notes payable in the amount of $1,900,000.

NOTE H - RELATED PARTY TRANSACTION

In May 2001, the CEO elected to extend the maturity date of his $1,000,000 convertible subordinated debenture to May 31, 2003. All other terms of the original agreement remain intact.

                   Video Display Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

   The following table sets forth, for the three months ended May 31, 2001 and 2000, the percentages which selected items in the Statements of Income bear to total revenues:


                                                Three Months Ended May 31,
                                                    2001          2000
                                                --------------------------
            Sales
               CRT Segment
                  Data Display CRT's                18.0%         18.0%
                  Entertainment CRT's                9.4          13.3
                  Electron Guns and Components       2.2           3.8
                  Monitors                          49.8          41.1
               Wholesale Consumer Parts Segment     20.6          23.8
                                                   -----         -----
                                                   100.0%        100.0%

            Costs and expenses
               Cost of goods sold                   69.1%         68.9%
               Selling and delivery                  8.4           9.5
               General and administrative           17.5          17.1
                                                   -----         -----
                                                    95.0          95.5

            Income from Operations                   5.0           4.5

            Interest expense                        (2.7)         (2.2)
            Other income (expense)                  (0.2)          0.0
                                                   -----         -----
            Income before income taxes               2.1           2.3
            Provision for income taxes              (0.8)         (0.9)
                                                   -----         -----

            Net income                               1.3%          1.4%
                                                   =====         =====

Net sales
---------

Consolidated net sales increased $860,000 for the quarter ended May 31, 2001 as compared to the quarter ended May 31, 2000. CRT division sales increased $1,225,000 and wholesale division sales decreased $365,000 for the comparative period.

CRT division sales included an increase of $1,616,000 over the three month period a year ago due to the acquisition of Lexel in the mid first quarter of fiscal 2001. Offsetting declines of $391,000 were attributed primarily to the Entertainment and Component parts divisions of the CRT segment. The Data Display and Monitor segments posted slight increases.

The Company is the primary supplier of replacement CRTs to the entertainment market. The decline in Entertainment sales continues to reflect the decline in sales to major television retailers. Due to the continued decrease in retail sales prices of mid-size television sets (25" to 30"), declines in extended warranty sales by major television retailers have continued to occur. In turn, the Company's entertainment division sales have been negatively impacted as a majority of their sales within this division are for warranty related repairs. Extended warranties on the larger size television sets (32" and up) are anticipated to increase in volume and dollars as the demand for these sets have increased and the CRT cost is more expensive than the smaller sized sets. This increased volume will impact the division sales when more of these larger sets fail under an extended warranty. This will not be a short-term occurrence but a gradual change over the next few years as more of these larger sets enter the market place and then fail under an extended warranty.

The increase in monitor division sales, net of increases due to acquisitions of $273,000 reflects increases posted from one of the Companies newer locations, Display Systems in Florida. The revenue contributed from that location accounted for $590,000 of the increase. Offsetting declines of $317,000 were spread throughout the various monitor locations. These declines partly are the result of military contracts completed and not replaced or replaced immediately upon completion. Additionally, declines have been experienced in the commercial monitor market as a result of transitioning the manufacture of the commercial monitors to Z-Axis from Aydin. During the transition, lead times were increased causing former Aydin commercial customers to seek other procurement alternatives. Z-Axis has taken steps to address these issues and has been successful in reducing lead times. Additionally the Company has allocated marketing personnel in this area in an attempt to reclaim lost sales.

The decline in sales of the wholesale parts segment of $365,000 is attributed to declines in consumer retail sales during the first quarter as compared to one year ago. Sales to the larger distributors have remained constant. Beginning in the second quarter of fiscal 2002, Fox will recognize revenues related to its new distribution agreement with Applica Incorporated authorizing Fox International Ltd., Inc. ("Fox") to distribute parts and accessories for the Black & Decker, Toaster Oven, Profinish, Quick & Easy and Spacemaker product lines.

Gross margins
-------------

Consolidated gross profit margins decreased slightly to 30.9% from 31.1% for the quarter ended May 31, 2001 as compared to May 31, 2000. CRT division margins decreased to 29.8% from 31.2% and the wholesale consumer parts increased to 35.1% from 30.7% for the comparable periods.

The decline in CRT gross margins can be attributed to the increase in sales by Lexel, which historically has had lower margins than other CRT segment locations. As more volume is handled through Lexel, it is anticipated that those margins should improve.

Wholesale parts margins have increased due in part to higher selling prices within the fire & safety product line. Additionally, margins have improved on sales to this segment's major electronics distributor.

Operating expenses
------------------

Operating expenses as a percentage of sales have remained relatively flat at 25.9% for the quarter ended May 31, 2001 as compared to 26.6% for May 31, 2000. Both the CRT segment and the wholesale consumer parts segment have shown flat changes as compared to sales for the two comparative periods.

Interest expense
----------------

Interest expense increased $119,000 in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. Overall, outstanding debt is higher as of May 31, 2001 by $493,000. Additionally, $3,000,000 included in the first quarter a year ago, related to the Lexel acquisition, was outstanding for less than one month of that period.

Income taxes
------------

The effective tax rate for the quarter ended May 31, 2001 is 36.7% as compared to 38.0% a year ago.

Foreign currency translation
----------------------------

The Company's Mexican subsidiary reports on the basis of the functional currency as being the US dollar. Any exchange gains or losses due to the actual exchange of pesos and US dollars are currently reflected in the Company's income statements. There were no significant gains or losses for the current period reported.

Liquidity and capital resources
-------------------------------

The Company's working capital was $26,963,000 at May 31, 2001 compared to $20,450,000 at May 31, 2000. The majority of the working capital increase between the comparative quarters resulted from the reclassification of the Primary Line of Credit from short term to long term in conjunction with the new note agreement with the bank.

On May 4, 2001, the Company signed an agreement with its primary bank to consolidate its existing Primary Line and the $3,000,000 Lexel acquisition loan into one $10,000,000 credit facility. The interest rate is based on a floating LIBOR rate based on a debt to EBITDA ratio, as defined. Depending on the ratio, the LIBOR adjustment can fluctuate from 1.5% (for a ratio less than 1.75) to 3.0% (for a ratio greater than 4.25). The effective rate at the date of commitment was 9.375%. The note matures on July 1, 2003. The amount of credit available for advance will be reduced by $500,000 on July 1, 2001 and additional $500,000 on July 1, 2002.

In May 2001, the CEO extended the maturity date of his convertible subordinated debentures to May 31, 2003. All other terms and conditions of the original agreement remain intact.

In June 2001, the Company acquired the outstanding stock of XKD Corporation in exchange for future royalty payments of $800,000 determined by sales of specific XKD products, options for 10,000 shares of the Company's common stock, and the indemnification of the seller of personal obligations of corporate notes payable.

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


                                    PART II


Item 1.  Legal Proceedings

         No new legal proceedings or material changes in existing litigation occurred during the quarter ended May 31, 2001.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended May 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.






                                         VIDEO DISPLAY CORPORATION


July 20, 2001                       By:  /s/ Ronald D. Ordway
                                         --------------------------------------
                                         Ronald D. Ordway
                                         Chief Executive Officer



                                    By:  /s/ Carol D. Franklin
                                         --------------------------------------
                                         Carol D. Franklin
                                         Chief Financial Officer and Secretary