Form 10-Q
period 2001-08-31
VIDEO DISPLAY CORP
filed 2001-10-18
CIK 758743

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


                       QUARTERLY REPORT UNDER SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended August 31, 2001                 Commission File Number 0-13394


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


                           Yes               No   X
                                                -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


           Class                               Outstanding at August 31, 2001
--------------------------                     ------------------------------
Common Stock, No Par Value                               4,746,748

                            VIDEO DISPLAY CORPORATION

                                      INDEX

PART I.      FINANCIAL INFORMATION                                                                         Page

             Item 1.  Financial Statements (unaudited)

               Consolidated balance sheets - August 31, 2001 (unaudited) and
                 February 28, 2001                                                                         3-4

               Consolidated statements of income -
                 Six months ended August 31, 2001 and 2000 (unaudited)                                       5

               Consolidated statements of shareholders' equity and comprehensive income -
                 Twelve months ended February 28, 2001 and the six months
                 ended August 31, 2001 (unaudited)                                                           6

               Consolidated statements of cash flows - six months
                 ended August 31, 2001 and 2000 (unaudited)                                                7-8

               Notes to consolidated financial statements -
                 August 31, 2001 (unaudited)                                                              9-12

             Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                              12-15



PART II.     OTHER INFORMATION

             Item 1. Legal Proceedings                                                                      16
             Item 2. Changes in Securities                                                                  16
             Item 3. Defaults upon its Senior Securities                                                    16
             Item 4. Submission of Matters to a Vote of Security Holders                                    16
             Item 5. Other Information                                                                      16
             Item 6.  Exhibits and Reports on Form 8-K                                                      16

SIGNATURES

                   Video Display Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                             August 31,             February 28,
                                                                                2001                    2001
                                                                             UNAUDITED                (NOTE A)
                                                                        ---------------------     ------------------
Assets
Current Assets
   Cash and cash equivalents                                            $          1,842,000      $       4,137,000
   Accounts receivable, less allowance for
      possible losses of $256,000 and $289,000                                    12,549,000             11,115,000
   Inventories (Note B)                                                           30,761,000             29,778,000
   Prepaid expenses                                                                3,286,000              1,995,000
                                                                        --------------------      -----------------
Total current assets                                                              48,438,000             47,025,000
                                                                        --------------------      -----------------

Property, plant and equipment:
   Land                                                                              600,000                600,000
   Buildings                                                                       6,101,000              5,453,000
   Machinery and equipment                                                        18,309,000             17,850,000
                                                                        --------------------      -----------------
                                                                                  25,010,000             23,903,000
  Accumulated depreciation and amortization                                      (16,282,000)           (15,651,000)
                                                                        --------------------      -----------------
Net property, plant, and equipment                                                 8,728,000              8,252,000
                                                                        --------------------      -----------------

Other assets                                                                       2,515,000              2,209,000
                                                                        --------------------      -----------------

Total assets                                                            $         59,681,000      $      57,486,000
                                                                        ====================      =================

The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                             August 31,             February 28,
                                                                                2001                    2001
                                                                             UNAUDITED                (NOTE A)
                                                                        ---------------------     ------------------
Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                     $          6,840,000      $       5,856,000
   Accrued liabilities                                                             3,099,000              3,208,000
   Customer advances                                                                 653,000              1,652,000
   Lines of credit (Note E)                                                        3,294,000              3,017,000
   Notes payable to shareholders                                                   4,189,000              3,736,000
   Convertible subordinated debentures (Note H)                                          ---              1,775,000
   Current maturities of long-term debt (Note D)                                   2,205,000              1,470,000
                                                                        ---------------------     ------------------
Total current liabilities                                                         20,280,000             20,714,000

Convertible subordinated debentures (Note H)                                       1,000,000                     --
Lines of credit (Note E)                                                           9,836,000              8,500,000
Long-term debt, less current maturities (Note D)                                   4,426,000              5,520,000
Minority interest                                                                    156,000                153,000
                                                                        ---------------------     ------------------
Total liabilities                                                                 35,698,000             34,887,000
                                                                        ---------------------     ------------------

Commitments

Shareholders' equity
   Preferred stock, no par value - 2,000,000 shares
      authorized; none issued and outstanding                                            ---                    ---
   Common stock, no par value - 10,000,000 shares
      authorized; 4,747,000 and 4,559,000 issued and
      outstanding (Note C)                                                         3,814,000              3,034,000
Additional paid in capital                                                            92,000                 92,000
Retained earnings                                                                 21,537,000             20,952,000
Accumulated other comprehensive income                                           (1,460,000)            (1,479,000)
                                                                        ---------------------     ------------------
Total shareholders' equity                                                        23,983,000             22,599,000
                                                                        ---------------------     ------------------
Total liabilities and shareholders' equity                              $         59,681,000      $      57,486,000
                                                                        =====================     ==================

The accompanying notes are an integral part of these statements.

                   Video Display Corporation and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Quarter Ended August 31,               Six Months Ended August 31,
                                                            2001               2000                 2001                 2000
                                                     ---------------     ----------------     ---------------      ----------------
Net Sales                                            $    18,821,000     $     18,061,000     $    36,300,000      $     34,681,000

Cost of goods sold                                        13,012,000           12,354,000          25,090,000            23,808,000
                                                     ---------------     ----------------     ---------------      ----------------

   Gross profit                                            5,809,000            5,707,000          11,210,000            10,873,000
                                                     ---------------     ----------------     ---------------      ----------------

Operating expenses
   Selling and delivery                                    1,711,000            1,632,000           3,179,000             3,203,000
   General and administrative                              3,143,000            2,849,000           6,200,000             5,687,000
                                                     ---------------     ----------------     ---------------      ----------------
                                                           4,854,000            4,481,000           9,379,000             8,890,000
                                                     ---------------     ----------------     ---------------      ----------------

   Operating profit                                          955,000            1,226,000           1,831,000             1,983,000
                                                     ---------------     ----------------     ---------------      ----------------

Other income (expense)
   Interest expense                                         (450,000)            (584,000)           (928,000)             (943,000)
   Other, net                                                 74,000             (181,000)             46,000              (190,000)
                                                    ----------------     ----------------     ---------------      ----------------
                                                            (376,000)            (765,000)           (882,000)           (1,133,000)
                                                    ----------------     ----------------     ---------------      ----------------

   Income before minority interest                           579,000              461,000             949,000               850,000

Minority interest expense                                      2,000               (4,000)              3,000                (3,000)
                                                      --------------     ----------------     ---------------      ----------------

   Income before income taxes                                577,000              465,000             946,000               853,000

Income tax expense                                           225,000              163,000             361,000               311,000
                                                      --------------       --------------     ---------------      ----------------


Net income                                           $       352,000     $        302,000     $       585,000      $        542,000
                                                     ===============     ================     ===============      ================


Basic earnings per share of common stock             $          0.07     $           0.06     $          0.13      $           0.12
                                                     ===============     ================     ===============      ================

Diluted earnings per share of common stock           $          0.07     $           0.06     $          0.12      $           0.12
                                                     ===============     ================     ===============      ================

Basic weighted average shares outstanding                  4,747,000            4,548,000           4,654,000             4,548,000
                                                     ===============     ================     ===============      ================

Diluted weighted average shares outstanding                5,009,000            5,041,000           5,004,000             5,108,000
                                                     ===============     ================     ===============      ================

The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                             COMPREHENSIVE INCOME
          For the Twelve Months Ended February 28, 2001 (Audited) and
               the Six Months Ended August 31, 2001 (Unaudited)


                                                                                  Accumulated                          Current
                                                                 Additional          Other                              Period
                                                  Common           Paid In       Comprehensive       Retained       Comprehensive
                                                  Stock            Capital           Income          Earnings           Income
                                                  -----            -------           ------          --------           ------
Balance at February 29, 2000                  $ 2,994,000         $ 92,000      $(1,401,000)         $20,921,000     $      ---

  Net income for the year                             ---              ---              ---               31,000         31,000
  Unrealized loss on marketable
     equity securities                                ---              ---          (29,000)                 ---        (29,000)
  Currency translation adjustment                     ---              ---          (49,000)                 ---        (49,000)
  Issuance of common stock
     under stock option plan                       40,000              ---              ---                  ---            ---
                                              -----------         --------      -----------          -----------     ----------
Balance at February 28, 2001                    3,034,000           92,000       (1,479,000)          20,952,000        (47,000)
                                              ===========         ========      ===========          ===========     ==========
  Net income for the period                           ---              ---              ---              585,000        585,000

  Issuance of common stock under stock
  option plan                                       5,000
  Conversion of debentures to common stock        775,000
  Currency translation adjustment                     ---              ---           19,000                  ---         19,000
                                              -----------         --------      -----------          -----------     ----------
Balance at August 31, 2001                    $ 3,814,000         $ 92,000      $(1,460,000)         $21,537,000     $  604,000
                                              ===========         ========      ===========          ===========     ==========

                   Video Display Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                       For the Six Months Ended August 31,

                                                                                2001                    2000
                                                                        -------------------       ------------------
Net cash provided by (used in) operating activities                     $        (1,046,000)      $         (858,000)
                                                                        -------------------       ------------------

Investing activities
Purchase of property, plant, and equipment                                       (1,008,000)                (820,000)
Purchase of stock of Lexel Imaging Systems, Inc.                                         --               (3,000,000)
Purchase of assets of IST                                                                --               (1,598,000)
(Increase) decrease in other assets                                              (1,280,000)                 257,000
                                                                        -------------------       ------------------
Net cash used in investing activities                                            (2,288,000)              (5,161,000)
                                                                        -------------------       ------------------

Financing activities
Proceeds from long-term debt and lines of credit                                 15,862,000               20,665,000
Proceeds from exercise of stock option                                                5,000                       --
Proceeds on note receivable                                                              --                   51,000
Payments on long-term debt and lines of credit                                  (14,846,000)             (14,657,000)
                                                                        -------------------       ------------------
Net cash provided (used) in financing activities                                  1,021,000                6,059,000
                                                                        -------------------       ------------------

Effect of exchange rates on cash                                                     18,000                  (63,000)
                                                                        -------------------       ------------------

Net increase (decrease) in cash                                                  (2,295,000)                 (23,000)

Cash, beginning of period                                                         4,137,000                4,235,000
                                                                        -------------------       ------------------

Cash, end of period                                                     $         1,842,000       $        4,212,000
                                                                        ===================       ==================

The accompanying notes are an integral part of these statements.

                  Video Display Corporation and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      For the Six Months Ended August 31,


                                                                                2001                    2000
                                                                        ---------------------     ------------------
Reconciliation of Net Earnings from Operations
   to Net Cash Provided by (Used in)
   Operating Activities

Net earnings from operations                                            $            585,000      $         542,000

Adjustments to reconcile net earnings to net cash
   provided by operations:
Depreciation and amortization                                                        875,000                755,000
Change in allowance for doubtful accounts                                            (37,000)               (68,000)

Changes in working capital, net of effects
   from acquisitions:
Accounts receivable                                                               (1,248,000)            (1,649,000)
Inventories                                                                         (583,000)                (6,000)
Prepaid expenses                                                                    (414,000)              (349,000)
Accounts payable and accrued expenses                                               (227,000)               (73,000)
Minority interests                                                                     3,000                (10,000)
                                                                        --------------------      -----------------

Net cash provided by (used in) operations                               $         (1,046,000)     $        (858,000)
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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of August 31, 2001 and the Consolidated Statement of Earnings for the six months ended August 31, 2001 and 2000.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consist of:

                                     August 31,          February 28,
                                       2001                 2001
                                 -----------------    ---------------

Raw materials                  $         4,447,000   $      4,511,000
Finished goods                          26,314,000         25,267,000
                                 -----------------    ---------------
                               $        30,761,000   $     29,778,000
                                 =================    ===============


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

                  Video Display Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE D - LONG-TERM DEBT

Long-term debt consisted of the following:                                          August 31,               February 28,
                                                                                       2001                     2001
                                                                               -----------------          ----------------
Term loan facility; floating interest rate based on an adjusted LIBOR rate (6.5% as of August 31, 2001), quarterly principal payments commenced November 1999 and maturing November 2005;
collateralized by assets of Aydin Display, Inc.                               $      5,000,000          $           5,625,000

Mortgage payable to bank; interest not to exceed 7.5% and maturing
December 2003; collateralized by land and building.                                    649,000                        671,000

Other                                                                                  982,000                        694,000
                                                                               ----------------          ---------------------
                                                                                     6,631,000                      6,990,000
Less current portion                                                                 2,205,000                      1,470,000
                                                                               ----------------          ---------------------
                                                                              $      4,426,000          $           5,520,000
                                                                               ================          =====================

NOTE E - LINES OF CREDIT AND SHORT-TERM DEBT

At February 28, 2001, the Company had a $5,500,000 primary line of credit (the "Primary Line") and a $3,500,000 secondary line of credit (the "Secondary Line") secured by substantially all of the assets of the Company. The Primary Line's interest rate was a fixed rate of 7.25% and borrowings are limited by eligible accounts receivable and inventory, as defined in the Primary Line agreement. As of February 28, 2001 the outstanding balance on the Primary Line was $5,500,000.

The Secondary Line bears interest at the bank's base rate (6.5% as of August 31, 2001) plus 0.5%. A commitment fee of 0.5% is charged on the unused portion of the line. Borrowings under the Secondary Line are limited by eligible accounts receivable and inventory, as defined. As of August 31, 2001, the outstanding balance on the Secondary Line was $3,294,000. The Secondary Line agreement contains affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth and cash flow coverage. Based upon the ninety day extension signed on September 30,2001, the Company is in default of the tangible net worth covenant by approvimately $200,000. Dividend payments, capital expenditures and acquisitions have certain restrictions. The Secondary Line expires on December 31, 2001. The Company is investigating alternative sources of financing for when this line expires.

In May 2000, the Company entered into a $3,000,000 note payable with its primary bank to finance the acquisition of Lexel Imaging Systems, Inc. ("Lexel"). The note bore interest at LIBOR (6.5% as of February 28, 2001) plus 2%. The CEO of the Company guaranteed the note. On May 4, 2001, the Company and its bank agreed to consolidate its existing Primary Line and the $3,000,000 Lexel acquisition loan into one primary credit facility.

                  Video Display Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Accordingly, as of February 28, 2001 the combined outstanding amount of $8,500,000 related to the Primary Line ($5,500,000) and the Lexel note ($3,000,000) was classified as long-term in the consolidated balance sheet. In May 2001, the Company and its Primary lender agreed to consolidate the $5,500,000 line and the $3,000,000 term note into one facility that bears an interest rate based on a floating LIBOR rate, based on a debt to EBITDA ratio, as defined. The effective rate at August 31, 2001 was 6.920%. The note matures on July 1, 2003. At August 31, 2001, the outstanding balance on the Primary Line was $9,836,000. The amount of credit available for advance was reduced by $500,000 on July 1, 2001 and will be reduced by an additional $500,000 on July 1, 2002. Advance rates will remain the same as under the previous line and included a commitment fee of 0.25% for the unused portion. The new agreement contains affirmative and negative covenants including requirements related to tangible net worth and debt service coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

                                                         August 31,   August 31,
                                                           2001          2000
                                                       ------------  -----------
Cash paid for
Interest                                              $     928,000  $   943,000
                                                       ============   ==========
Income taxes, net of refunds                          $     235,000  $   441,000
                                                        ===========   ==========

Non Cash Transactions;
Conversion to Common Stock of Convertible Debentures  $     775,000  $       -0-
                                                       ============   ==========

NOTE G - ACQUISITION

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

                   Video Display Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     Three months ended          Six months ended
                                                         August 31,                  August 31,
                                                    2001        2000            2001            2000
                                                    ----        ----            ----            ----
Net sales                                     $  18,821,000  18,675,000   $  36,562,000      38,722,000
Earnings from continuing operations                 955,000   1,254,000       1,770,000       2,035,000
Net earnings                                  $     352,000     330,000         524,000         932,000
Basic earnings per share                      $        0.08        0.09   $        0.11            0.23
Diluted earnings per share                    $        0.07        0.09   $        0.11            0.21

NOTE H - RELATED PARTY TRANSACTION

In May 2001, the CEO elected to extend the maturity date of his $1,000,000 convertible subordinated debenture to May 31, 2003. All other terms of the original agreement remain intact. In August, the Company borrowed an additional $300,000 from the CEO to assist in short term financing needs.


                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following table sets forth, for the three and six months ended August 31, 2001 and 2000, the percentages which selected items in the Statements of Income bear to total revenues:

                                                     Fiscal Quarter                          Six Months
                                                    Ended August 31,                      Ended August 31,
                                                2001               2000                2001              2000
                                            ------------------ ------------------ ------------------- -------------
Sales
   CRT Segment
      Data Display CRT's                         15.1    %          13.7    %            16.5    %        15.8   %
      Entertainment CRT's                         8.3               10.4                  8.8             11.8
      Electron Guns and Components                1.2                2.1                  1.8              2.9
      Monitors                                   58.1               53.9                 54.1             47.8
                                            ---------          ---------          -----------         --------
         Total CRT Segment                       82.7    %          80.1    %            81.2    %        78.3
   Wholesale Consumer Parts Segment              17.3               19.9                 18.9             21.7
                                            ---------          ---------          -----------         --------
                                                100.0              100.0                100.0    %       100.0   %

Costs and expenses
   Cost of goods sold                            69.1    %          68.4    %            69.1    %        68.6   %
   Selling and delivery                           9.1                9.0                  8.8              9.2
   General and administrative                    16.7               15.8                 17.1             16.4
                                            ---------          ---------          -----------         --------
                                                 94.9    %          93.2    %            95.0    %        94.2   %

Income from Operations                            5.1    %           6.8    %             5.0    %         5.8   %

Interest expense                                  2.4                3.2                  2.6              2.7
Other income (expense)                            0.4               (1.0)                 0.2             (0.5)
                                            ---------          ---------          -----------         --------
Income before income taxes                        3.1    %           2.6    %             2.6    %         2.5   %
Provision for income taxes                        1.2                0.9                  1.0              0.9
                                            ---------          ---------          -----------         --------

Net income                                        1.9    %           1.7    %             1.6    %         1.6   %
                                            =========          =========          ===========         ========

Net sales
---------

Consolidated net sales increased $760,000 and $1,619,000 for the three and six months ended August 31, 2001 as compared to the same period ended August 31, 2000. CRT division sales increased $1,090,000 and $2,315,000, and wholesale division sales decreased $330,000 and $695,000 for the comparative period.

CRT division sales included an increase of $1,551,000 and $3,585,000 over the three and six month period a year ago due to increases within the data display and monitor segments. Offsetting declines of $461,000 and $1,271,000 for the three and six month comparative periods were attributed primarily to the Entertainment and Component parts divisions of the CRT segment.

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

The increase in monitor division sales reflects increases of $1,031,000 posted by the Company's subsidiary, Lexel Corporation in Lexington, Kentucky. These increases are a result of increased volume due to the additions of the acquired Raytheon and Image Sensing Technologies ("IST") product lines during the past fiscal year. Additionally, the Company posted net sales of $433,000 from its most recent acquisition of XKD Corporation in June 2002. Offsetting net declines of $276,000 were spread throughout the various monitor locations. These declines partly are the result of military contracts completed and not replaced or replaced immediately upon completion. Additionally, declines have been experienced in the commercial monitor market as a result of transitioning the manufacture of the commercial monitors to Z-Axis from Aydin. During the transition, lead times were increased causing former Aydin commercial customers to seek other procurement alternatives. Z-Axis has taken steps to address these issues and has been successful in reducing lead times. Additionally the Company has allocated marketing personnel in this area in an attempt to reclaim lost sales.

The decline in sales of the wholesale parts segment of $330,000 is attributed to declines in consumer retail sales during the first quarter as compared to one year ago. Sales to the larger distributors have slightly declined during the comparative periods. Beginning in the second quarter of fiscal 2002, Fox recognized revenues of $170,000 related to its new distribution agreement with Applica Incorporated authorizing Fox International Ltd., Inc. ("Fox") to distribute parts and accessories for the Black & Decker, Toaster Oven, Profinish, Quick & Easy and Spacemaker product lines.

Gross margins
-------------

Consolidated gross profit margins decreased slightly to 30.9% from 31.6% and 30.9% from 31.4% for the three and six months ended August 31, 2001 as compared to August 31, 2000. CRT division margins decreased to 29.2% from 31.3% and 29.5% from 31.2% for the three and six month comparative periods. The wholesale consumer parts increased to 38.0% from 32.7% and 36.6% from 31.6% for the three and six month comparative periods.

The decline in CRT gross margins can be attributed to the increase in sales by Lexel, which historically has had lower margins than other CRT segment locations. As more volume is handled through Lexel, it is anticipated that those margins should improve as they have from 12.1% to 19.2% for the six month comparative periods.

Wholesale parts margins have increased due in part to higher margins on the Black and Decker line. Additionally, margins have improved on sales to this segment's major electronics distributor.

Operating expenses
------------------

Operating expenses as a percentage of sales have increased slightly from 24.8% to 25.8% for the three month periods and from 25.6% to 25.9% for the six month comparative periods.

The CRT division operating expenses declined as a percentage of sales but increased in dollar amount by $363,000 during the comparative periods. Included in these increases are expenses of the Company's latest acquisition, XKD, of $130,000 and increases at Lexel of $82,000.

The wholesale consumer parts division operating expenses increased $127,000 for the six months ended August 31, 2001 as compared to one year ago. Increased delivery expense and marketing expenses have been the major component of the additional costs incurred.

Interest expense
----------------

Interest expense decreased $134,000 and $15,000 for the three months and six months ended August 31, 2001 as compared to one year ago. Overall, outstanding debt is $179,000 lower at August 31, 2001 compared to a year ago. Interest rates on several of the notes are based on prime or LIBOR which have declined during the comparative periods.

Income taxes
------------

The effective tax rate for the six months ended August 31, 2001 was 38.1% as compared to 36.5% for the same period one year ago.

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

Liquidity and capital resources
-------------------------------

The Company's working capital has increased to $28,158,000 at August 31, 2001 from $20,171,000 at August 31, 2000. The majority of the working capital increase between the comparative quarters resulted from the reclassification of the Primary Line of Credit from short term to long term in conjunction with the new note agreement with the bank.

On May 4, 2001, the Company signed an agreement with its primary bank to consolidate its existing Primary Line and the $3,000,000 Lexel acquisition loan into one $10,000,000 credit facility. The interest rate is based on a floating LIBOR rate based on a debt to EBITDA ratio, as defined. Depending on the ratio, the LIBOR adjustment can fluctuate from 1.5% (for a ratio less than 1.75) to 3.0% (for a ratio greater than 4.25). The effective rate as of August 31, 2001 was 6.920%. The note matures on July 1, 2003. The amount of credit available for advance was reduced by $500,000 on July 1, 2001 and additional $500,000 will be reduced on July 1, 2002.

In May 2001, the CEO extended the maturity date of his convertible subordinated debentures to May 31, 2003. All other terms and conditions of the original agreement remain intact.

In June 2001, the Company acquired the outstanding stock of XKD Corporation in exchange for future royalty payments not to exceed $800,000 to the previous shareholder and additional royalties to a third party not to exceed $1,200,000 to be determined by sales of specific XKD products. The Company also issued options for 10,000 shares of the Company's common stock, and indemnified the seller of personal obligations of corporate notes payable.

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

                                    PART II

Item 1.   Legal Proceedings

          No new legal proceedings or material changes in existing litigation occurred during the period ended August 31, 2001.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other information

          None

Item 6.   Exhibits and Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended August 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.




                                     VIDEO DISPLAY CORPORATION


October 15, 2001                By:  /s/ Ronald D. Ordway
                                     ---------------------------------------
                                     Ronald D. Ordway
                                     Chief Executive Officer



                                By:  /s/ Carol D. Franklin
                                     ---------------------------------------
                                     Carol D. Franklin
                                     Chief Financial Officer and Secretary