Form 10-Q
period 2001-11-30
VIDEO DISPLAY CORP
filed 2002-01-14
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended November 30, 2001              Commission File Number 0-13394


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

              Yes                              No   X
                 ------                          ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

          Class                                 Outstanding at November 30, 2001
--------------------------                      --------------------------------
Common Stock, No Par Value                                  4,748,448

                   Video Display Corporation and Subsidiaries

                   Index to Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION                                           Page

         Item 1.  Financial Statements

           Consolidated balance sheets - November 30, 2001
            (unaudited) and February 28, 2001                             3-4

           Consolidated statements of income - for the quarter
            and nine months ended November 30, 2001 and 2000
            (unaudited)                                                     5

           Consolidated statements of shareholders' equity and
            comprehensive income - Twelve months ended February 28,
            2001 and the nine months ended November 30, 2001
            (unaudited)                                                     6

           Consolidated statements of cash flows - nine months
            ended November 30, 2001 and 2000 (unaudited)                  7-8

           Notes to consolidated financial statements - November 30,
            2001 (unaudited)                                             9-12

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   13-16



PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                         17
         Item 2. Changes in Securities                                     17
         Item 3. Defaults upon its Senior Securities                       17
         Item 4. Submission of Matters to a Vote of Security Holders       17
         Item 5. Other Information                                         17
         Item 6. Exhibits and Reports on Form 8-K                          17




SIGNATURES

                   Video Display Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                     Assets

                                                     November 30,   February 28,
                                                         2001           2001
                                                      UNAUDITED       (NOTE A)
                                                    -------------   ------------
Current Assets

   Cash and cash equivalents                        $  2,706,000   $  4,137,000
   Accounts receivable, less allowance for
      possible losses of $251,000 and $289,000        12,767,000     11,115,000
   Inventories (Note B)                               32,511,000     29,778,000
   Prepaid expenses and other                          3,445,000      1,995,000
                                                    ------------   ------------

Total current assets                                  51,429,000     47,025,000
                                                    ------------   ------------

Property, plant and equipment:
   Land                                                  600,000        600,000
   Buildings                                           6,501,000      5,453,000
   Machinery and equipment                            18,904,000     17,850,000
                                                    ------------   ------------
                                                      26,005,000     23,903,000
   Accumulated depreciation and amortization         (16,581,000)   (15,651,000)
                                                    ------------   ------------
Net property, plant, and equipment                     9,424,000      8,252,000
                                                    ------------   ------------

Intangibles and other assets                           4,060,000      2,209,000
                                                    ------------   ------------

Total assets                                        $ 64,913,000   $ 57,486,000
                                                    ============   ============





The accompanying notes are an integral part of these financial statements.

                   Video Display Corporation and Subsidiaries
                          Consolidated Balance Sheets
                      Liabilities and Shareholders' Equity

                                                      November 30,  February 28,
                                                          2001          2001
                                                       UNAUDITED      (NOTE A)
                                                      ------------  ------------
Current liabilities

   Accounts payable                                   $ 6,774,000  $ 5,856,000
   Accrued liabilities                                  4,735,000    3,208,000
   Customer advances                                      374,000    1,652,000
   Lines of credit (Note E)                             3,294,000    3,017,000
   Notes payable to shareholder (Note H)                7,170,000    3,736,000
   Convertible subordinated debentures (Note F)               ---    1,775,000
   Current maturities of long-term debt (Note D)        1,470,000    1,470,000
                                                      -----------  -----------
Total current liabilities                              23,817,000   20,714,000

Convertible subordinated debentures (Note H)            1,000,000          ---
Accrued royalties                                       1,133,000          ---
Lines of credit (Note E)                                8,883,000    8,500,000
Long-term debt, less current maturities (Note D)        5,465,000    5,520,000
Minority interest                                         159,000      153,000
                                                      -----------  -----------
Total liabilities                                      40,457,000   34,887,000
                                                      -----------  -----------

Commitments (Note G)

Shareholders' equity

 Preferred stock, no par value - 2,000,000 shares
   authorized; none issued and outstanding                    ---          ---
 Common stock, no par value - 10,000,000 shares
   authorized; 4,747,000 and 4,559,000 issued and
   outstanding (Note C)                                 3,825,000    3,034,000

Additional paid in capital                                 92,000       92,000
Retained earnings                                      21,990,000   20,952,000
Accumulated other comprehensive income                 (1,451,000)  (1,479,000)
                                                      -----------  -----------
Total shareholders' equity                             24,456,000   22,599,000
                                                     ------------  -----------
Total liabilities and shareholders' equity           $ 64,913,000  $57,486,000
                                                     ============  ===========


The accompanying notes are an integral part of these financial statements.

                   Video Display Corporation and Subsidiaries
                 Consolidated Statements of Income (Unaudited)



                                              Quarter Ended November 30,  Nine Months Ended November 30,
                                                   2001        2000             2001          2000
                                            ----------- -----------    --------------   ------------
Net Sales
                                               $17,034,000 $18,959,000      $53,334,000    $53,640,000
Cost of goods sold
                                                11,248,000  13,664,000       36,338,000     37,472,000
                                               ----------- -----------      -----------    -----------
 Gross profit
                                                 5,786,000   5,295,000       16,996,000     16,168,000
                                               ----------- -----------      -----------    -----------
Operating expenses
 Selling and delivery                            1,601,000   1,606,000        4,780,000      4,809,000
 General and administrative                      3,091,000   2,967,000        9,292,000      8,652,000
                                               ----------- -----------      -----------    -----------
                                                 4,692,000   4,573,000       14,072,000     13,461,000
                                               ----------- -----------      -----------    -----------
 Operating profit                                1,094,000     722,000        2,924,000      2,707,000
                                               ----------- -----------      -----------    -----------
Other income (expense)
 Interest expense
 Other, net                                       (324,000)   (545,000)      (1,252,000)    (1,488,000)
                                                   (24,000)     95,000           24,000        (96,000)
                                               ----------- -----------      -----------    -----------
                                                  (348,000)   (450,000)      (1,228,000)    (1,584,000)
                                               ----------- -----------      -----------    -----------

 Income before minority interest                   746,000     272,000        1,696,000      1,123,000

Minority interest (income) expense                   2,000      (1,000)           6,000         (3,000)
                                               ----------- -----------      -----------    -----------

 Income before income taxes                        744,000     273,000        1,690,000      1,126,000
Income tax expense                                 291,000     117,000          652,000        428,000
                                               ----------- -----------      -----------    -----------

Net income                                     $   453,000 $   156,000      $ 1,038,000    $   698,000
                                               =========== ===========      ===========    ===========


Basic earnings per share of common stock       $      0.10 $      0.04      $      0.22    $      0.16
                                               =========== ===========      ===========    ===========

Diluted earnings per share of common stock     $      0.10 $      0.04      $      0.22    $      0.15
                                               =========== ===========      ===========    ===========

Basic weighted average shares outstanding        4,749,000   4,435,000        4,685,000      4,430,000
                                               =========== ===========      ===========    ===========

Diluted weighted average shares outstanding      5,024,000   4,984,000        5,010,000      4,490,000
                                               =========== ===========      ===========    ===========




The accompanying notes are an integral part of these financial statements.

                   Video Display Corporation and Subsidiaries
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
               For the Year Ended February 28, 2001 (Audited) and
              the Nine Months Ended November 30, 2001 (Unaudited)




                                                                                Accumulated                          Current
                                                                 Additional        Other                              Period
                                                 Common           Paid In      Comprehensive        Retained       Comprehensive
                                                 Stock            Capital         Income            Earnings           Income
                                               ----------        ----------    -------------      -----------      -------------

Balance at February 29, 2000                   $2,994,000          $92,000      $(1,401,000)      $20,921,000       $      ---


  Net income for the year
                                                      ---              ---              ---            31,000           31,000
  Unrealized loss on marketable equity
    securities                                        ---              ---          (29,000)              ---          (29,000)
  Currency translation adjustment                     ---              ---          (49,000)              ---          (49,000)
  Issuance of common stock under stock
    option plan                                    40,000              ---              ---               ---              ---
                                               ----------          -------      -----------       -----------       ----------
Balance at February 28, 2001                    3,034,000           92,000       (1,479,000)       20,952,000          (47,000)
                                                                                                                    ==========

  Net income for the period                           ---              ---              ---         1,038,000        1,038,000
  Issuance of common stock under stock
    option plan                                    16,000              ---              ---               ---              ---
  Conversion of debentures to common stock        775,000              ---              ---               ---              ---
  Currency translation adjustment                     ---              ---           28,000               ---           28,000
                                               ----------          -------      -----------       -----------       ----------
Balance at November 30, 2001                   $3,825,000          $92,000      $(1,451,000)      $21,990,000       $1,066,000
                                               ==========          =======      ===========       ===========       ==========





The accompanying notes are an integral part of these financial statements.

                   Video Display Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)




Nine Months Ended November 30,                                                      2001                   2000
                                                                               ------------            ------------
Net cash used in operating activities                                          $   (262,000)           $   (450,000)
                                                                               ------------            ------------

Investing activities
Purchase of property, plant, and equipment                                       (1,503,000)             (1,238,000)
Purchase of stock of Lexel Imaging Systems, Inc.                                        ---              (3,000,000)
Purchase of assets of IST                                                               ---              (1,598,000)
Purchase of assets of Raytheon, Inc.                                                    ---                (560,000)
Purchase of assets of Christie, Inc.                                             (2,700,000)                    ---
(Increase) decrease in other assets                                                (387,000)                394,000
                                                                               ------------            ------------
Net cash used in investing activities                                            (4,590,000)             (6,002,000)
                                                                               ------------            ------------

Financing activities
Proceeds from long-term debt and lines of credit                                 23,127,000              28,064,000
Proceeds from exercise of stock option                                               16,000                  41,000
Proceeds on note receivable                                                             ---                  68,000
Payments on long-term debt and lines of credit                                  (19,750,000)            (22,229,000)
                                                                               ------------            ------------
Net cash provided by financing activities                                         3,393,000               5,944,000
                                                                               ------------            ------------
Effect of exchange rates on cash                                                     28,000                (117,000)
                                                                               ------------            ------------

Net change in cash                                                               (1,431,000)               (625,000)

Cash, beginning of period                                                         4,137,000               4,235,000
                                                                               ------------            ------------

Cash, end of period                                                            $  2,706,000            $  3,610,000
                                                                               ============            ============


The accompanying notes are an integral part of these financial statements.

                   Video Display Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)




Nine months ended November 30,                                                      2001                    2000
                                                                                 ----------             ------------

Reconciliation of Net Income from Operations to Net Cash Used in Operating Activities

Net income from operations                                                       $1,038,000              $   698,000

Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization                                                     1,239,000                1,116,000
Change in allowance for doubtful accounts                                           (41,000)                (237,000)
Income (loss) attributable to minority interest                                       6,000                  (13,000)

Changes in working capital, net of effects from acquisitions:
Accounts receivable                                                              (1,461,000)              (1,966,000)
Inventories                                                                        (233,000)                 253,000
Prepaid expenses                                                                   (472,000)                (241,000)
Accounts payable and accrued expenses                                              (338,000)                 (60,000)
                                                                                 ----------              -----------

Net cash used in operating activities                                            $ (262,000)             $  (450,000)
                                                                                 ==========              ===========


The accompanying notes are an integral part of these financial statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of November 30, 2001 and the Consolidated Statements of Income for the quarter and nine months ended November 30, 2001 and 2000.

NOTE B - INVENTORIES
Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consist of:

                            November 30,             February 28,
                               2001                     2001
                            -----------              -----------

Raw materials               $ 4,711,000              $ 4,511,000
Finished goods               27,800,000               25,267,000
                            -----------              -----------
                            $32,511,000              $29,778,000
                            ===========              ===========


NOTE C - STOCK DIVIDEND AND EARNINGS PER SHARE
In March 2001, the Company's Board of Directors declared a stock dividend of
0.20 shares of common stock for each common share outstanding. The stock dividend was issued on April 16, 2001 to all common stock shareholders of record as of March 31, 2001. In accordance with SFAS No. 128, "Earnings per Share," all per share data for all periods presented in the consolidated financial statements reflect the increase in the amount of common stock outstanding resulting from the stock dividend.

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period.

                   Video Display Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)




The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented.

                                                                                    Weighted
                                                                                 Average Shares       Earnings Per
                                                               Net Income          Outstanding           Share
                                                            ------------------  ------------------  -----------------

Quarter ended November 30, 2001
Basic                                                         $  453,000           4,749,000           $0.10
Effect of dilution:
  Options                                                            ---              50,000
  Convertible debt                                                26,000             225,000
                                                              ----------           ---------           -----
Diluted                                                       $  479,000           5,024,000           $0.10
                                                              ==========           =========           =====

Nine months ended November 30, 2001
Basic                                                         $1,038,000           4,685,000           $0.22
Effect of dilution:
  Options                                                            ---              43,000
  Convertible debt                                                50,000             282,000
                                                              ----------           ---------           -----
  Diluted                                                     $1,088,000           5,010,000           $0.22
                                                              ==========           =========           =====

Quarter ended November 30, 2000
Basic                                                         $  156,000           4,435,000           $0.04
Effect of dilution:
  Options                                                            ---              12,000
  Convertible debt                                                23,000             537,000
                                                              ----------           ---------           -----
Diluted                                                       $  179,000           4,984,000           $0.04
                                                              ==========           =========           =====

Nine months ended November 30, 2000
Basic                                                         $  698,000           4,430,000           $0.16
Effect of dilution:
  Options                                                            ---              66,000
  Convertible debt                                                69,000             494,000
                                                              ----------           ---------           -----
Diluted                                                       $  767,000           4,990,000           $0.15
                                                              ==========           =========           =====


                   Video Display Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



NOTE D - LONG-TERM DEBT
Long-term debt consisted of the following:                                                  November 30,         February 28,
                                                                                                2001                2001
                                                                                            ------------         ------------

Term loan facility; floating interest rate based
on an adjusted LIBOR rate (3.584% as of November 30,
2001), quarterly principal payments commenced
November 1999 and maturing November 2005;
collateralized by assets of Aydin Display, Inc.                                              $5,000,000            $5,625,000

Mortgage payable to bank; interest not to exceed 7.5% and maturing
December 2003; collateralized by land and building.                                             638,000               671,000

Other                                                                                         1,297,000               694,000
                                                                                             ----------            ----------
                                                                                              6,935,000             6,990,000
Less current portion                                                                          1,470,000             1,470,000
                                                                                             ----------            ----------
                                                                                             $5,465,000            $5,520,000
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

The Secondary Line bears interest at the bank's base rate (5.0% as of November 30, 2001) plus 1.0%. A commitment fee of 0.5% is charged on the unused portion of the line. Borrowings under the Secondary Line are limited by eligible accounts receivable and inventory, as defined. As of November 30, 2001, the outstanding balance on the Secondary Line was $3,294,000. The Secondary Line agreement contains affirmative and negative covenants including requirements related to tangible net worth, indebtedness to tangible net worth and cash flow coverage. Based upon the ninety-day extension signed on September 30, 2001, the Company was in default of the tangible net worth covenant as of November 30, 2001by approximately $400,000. Dividend payments, capital expenditures and acquisitions have certain restrictions. The Secondary Line expired on December 31, 2001. The Company is negotiating with a new lender to take over the Secondary Line. The Company has paid an earnest money deposit and, at the time of this filing, the loan is in underwriting. The Company's existing Secondary lender is aware of the negotiations and has been working with the Company during this transition phase.

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

                   Video Display Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Accordingly, as of February 28, 2001 the combined outstanding amount of $8,500,000 related to the Primary Line ($5,500,000) and the Lexel note ($3,000,000) was classified as long-term in the consolidated balance sheet. The facility bears an interest rate based on a floating LIBOR rate, based on a debt to EBITDA ratio, as defined. The effective rate at November 30, 2001 was 4.645%. The note matures on July 1, 2003. At November 30, 2001, the outstanding balance on the Primary Line was $8,883,000. The amount of credit available for advance was reduced by $500,000 on July 1, 2001 and will be reduced by an additional $500,000 on July 1, 2002. Advance rates will remain the same as under the previous line and include a commitment fee of 0.25% for the unused portion. The new agreement contains affirmative and negative covenants including requirements related to tangible net worth and debt service coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

                                                 November 30,       November 30,
                                                    2001               2000
                                                 -----------        -----------

Cash paid for:
Interest                                         $1,213,000          $1,488,000
                                                 ==========          ==========
Income taxes, net of refunds                     $  383,000          $1,306,000
                                                 ==========          ==========

Non-Cash Transactions;
Conversion of Convertible Debentures to
 Common Stock                                    $  775,000          $        -
                                                 ==========          ==========


NOTE G - ACQUISITION
In June 2001, the Company announced the acquisition of the outstanding common stock of XKD Corporation ("XKD"), a manufacturer of high-resolution displays used in training, simulation, ruggedized military and industrial applications. The Company acquired assets and assumed liabilities of approximately $960,000. The transaction was accounted for under the purchase method of accounting and the results of operations of XKD since its acquisition date have been included in the Company's consolidated financial statements. The purchase agreement includes royalty payments up to $2,000,000 based on specific future revenues of XKD, options to acquire 10,000 shares of the Company's common stock, and the release of indemnification of the seller of personal obligations of corporate notes payable in the amount of $1,900,000.

NOTE H - RELATED PARTY TRANSACTION
In May 2001, the Company's CEO elected to extend the maturity date of his $1,000,000 convertible subordinated debenture to May 31, 2003. All other terms of the original agreement remained intact. In August 2001, the Company borrowed $300,000 from the CEO to assist in short-term financing needs. In October 2001, the Company borrowed $3,000,000 from the CEO to finance the purchase of assets, primarily inventory, of the Christie Digital Marque(TM) line of CRT projectors. The note is a one-year agreement with interest due monthly based on LIBOR plus
2.4 percent.

                   Video Display Corporation and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

      The following table sets forth, for the three and nine months ended November 30, 2001 and 2000, the percentages which selected items in the Statements of Income bear to total revenues:

                                                               Quarter                                 Nine Months
                                                          Ended November 30,                       Ended November 30,
                                                       2001               2000                2001                  2000
                                                  ------------------ ------------------ ------------------- ------------------------

Sales
   CRT Segment
      Data Display CRT's                               12.0%              13.6%                15.1%             15.1%
      Entertainment CRT's                               9.4                8.9                  9.0              10.7
      Electron Guns and Components                      2.3                2.5                  1.9               2.8
      Monitors                                         57.6               56.5                 55.2              50.8
                                                  ---------       ------------         ------------        ----------
         Total CRT Segment                             81.3%              81.5%                81.2%             79.4%
  Wholesale Consumer Parts Segment                     18.7               18.5                 18.8              20.6
                                                  ---------       ------------         ------------        ----------
                                                      100.0%             100.0%               100.0%            100.0%


Costs and expenses

   Cost of goods sold                                  66.0%              72.1%                68.1%             69.9%
   Selling and delivery                                 9.4                8.5                  9.0               9.0
   General and administrative                          18.1               15.6                 17.4              16.1
                                                  ---------       ------------         ------------        ----------
                                                       93.5%              96.2%                94.5%             95.0%
Income from Operations                                  6.5%               3.8%                 5.5%              5.0%
Interest expense                                        1.9                2.9                  2.3               2.8
Other income (expense)                                  0.2               (0.5)                 0.1               0.1
                                                  ---------       ------------         ------------        ----------
Income before income taxes                              4.4%               1.4%                 3.1%              2.1%
Provision for income taxes                              1.7                0.6                  1.2               0.8
                                                  ---------       ------------         ------------        ----------
Net income                                              2.7%               0.8%                 1.9%              1.3%
                                                  =========       ============         ============        ==========

Net sales
---------

Consolidated net sales decreased $1,925,000 and $306,000 for the three and nine months ended November 30, 2001 as compared to the same period ended November 30, 2000. CRT segment sales decreased $1,595,000 for the three-month comparative periods and increased $718,000 for the nine-month comparative periods. The wholesale segment's sales decreased $329,000 and $1,024,000 for the comparative periods.

CRT segment sale decreases for the quarter are primarily attributable to a decline within the monitor segment of $898,000 and the data display segment of $528,000. Within the monitor division, two of the Company's newest locations (Lexel and Display Systems Florida) increased sales over the comparative quarter by $1,613,000 but there were offsetting

                   Video Display Corporation and Subsidiaries

declines from the Aydin and Z-axis locations of $2,949,000. The Company's newly acquired XKD location in California posted an increase of $310,000 to the comparative quarters.

Within the display division of the CRT segment, revenue declines were incurred in the European operations and the Data Display operations. The entertainment and component parts divisions posted small declines in sales for the quarter.

The monitor division was impacted in several ways. The Lexel operations integrated the acquisitions of IST and Raytheon product lines and streamlined processes to allow for better delivery times, thereby decreasing the amount of backlog. In November 2001, Displays Systems in Florida began shipping the Marque(TM) product line recently acquired from Christie Digital Systems Canada Inc. and recorded $400,000 in sales for the third quarter. In December 2001, Display Systems shipped over $780,000 of the Marque (TM) product line, which will be reflected in the results of the fourth quarter 2002.

The decline in the monitor segment is primarily attributed to Aydin Display Systems. Aydin suffered declines in its commercial monitor business and military ruggedized monitor business. Governmental contracts that have been completed have not been renewed at the same rate.

The decline in the wholesale parts segment is attributed to the decline in consumer retail sales during the comparative periods. Sales to larger distributors have declined slightly as well. General economic conditions have had a direct impact on this division. The Company is currently negotiating several opportunities whereby the Company, through its subsidiary Fox International, would act as the exclusive dealer in replacement parts for certain well known consumer electronic product lines.

Gross margins
-------------

Consolidated gross profit margins increased from 27.9% to 34.0% and from 30.1% to 31.9% for the three and nine months ended November 30, 2001 as compared to November 30, 2000. CRT segment margins increased to 32.8% from 29.2% and to 30.6% from 29.5% for the three and nine month comparative periods. The wholesale consumer parts segment increased to 39.2% from 38.0% and to 37.4% from 36.6% for the same comparative periods.

The CRT segment gross margin increases can be attributable to increases in sales volume within the Lexel and Florida locations while manufacturing overhead has remained stable. Additionally, margins have improved in the Data Display segment, primarily due to changes in product mix of inventory sold. High-resolution color tubes have higher margins than monochrome tubes, and for the three and nine month comparative periods there were more high-resolution color tube sales.

Wholesale parts margins have increased due in part to higher margins on the recent Black and Decker distribution agreement. Additionally, margins have improved on sales to this segment's major electronics distributor.

Operating expenses
------------------

Operating expenses as a percentage of sales have increased from 24.1% to 27.5% and from 25.1% to 26.4% for the three and nine months ended November 30, 2001 as compared to November 30, 2000.

In the CRT segment, operating expenses are up $305,000 for the nine months ended November 30, 2001 as compared to a year ago. Within this segment, XKD, which was acquired in June 2001, has added $219,000 of the total increase. Within the Monitor division, expenses were incurred in connection with attendance at the I/ITSEC trade show. Additionally, professional fees are up due to recent acquisition activity.

                   Video Display Corporation and Subsidiaries

Wholesale consumer parts segment operating expenses are also up $305,000 for the nine-month comparative periods. This segment has incurred expenses to shut down its warehouse in Solon, Ohio and in the establishment of the warehouse in New York for the Black and Decker product line. Additionally, when the Company acquired the distribution agreement with Applica Incorporated, there were outstanding coupon offers that the Company had to honor that included no shipping charges for the customers. The Company's delivery expense is up $200,000 even though there has been an overall decline in revenues. The Company expects that the majority of these coupons have been used and going forward the Company will be able to pass on its shipping charges related to that product line.

Interest expense
----------------

Interest expense decreased $221,000 and $236,000 for the three and nine-months ended November 30, 2001 as compared to one year ago. Outstanding debt increased $3,000,000 from a year ago, which is primarily attributed to the Christie acquisition in late October 2001. Interest rates on several of the notes are based on prime or LIBOR, which have both declined during the comparative periods.

Income taxes
------------

The effective tax rate for the nine months ended November 30, 2001 was 38.6% as compared to 38.0% for the same period a year ago.

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

Liquidity and capital resources
-------------------------------

The Company's working capital has increased to $27,612,000 at November 30, 2001 from $26,311,000 at November 30, 2000. The majority of the working capital increase between the comparative periods resulted from the reclassification of the Primary Line of Credit from short term to long term in conjunction with the new note agreement with the bank.

On May 4, 2001, the Company signed an agreement with its primary bank to consolidate its existing Primary Line and the $3,000,000 Lexel acquisition loan into one $10,000,000 credit facility. The interest rate is based on a floating LIBOR rate based on a debt to EBITDA ratio, as defined. Depending on the ratio, the LIBOR adjustment can fluctuate from 1.5% (for a ratio less than 1.75) to 3.0% (for a ratio greater than 4.25). The effective rate as of November 30, 2001 was 4.645%. The note matures on July 1, 2003. The amount of credit available for advance was reduced by $500,000 on July 1, 2001 and additional $500,000 will be reduced on July 1, 2002.

In May 2001, the CEO extended the maturity date of his convertible subordinated debentures to May 31, 2003. All other terms and conditions of the original agreement remained intact.

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

In October 2001, the Company borrowed $3,000,000 from the CEO of the Company to finance the purchase of inventory, equipment and intellectual property from Christie Digital. The one-year note includes provisions to make monthly interest payments based on LIBOR plus 2.4%.

                   Video Display Corporation and Subsidiaries

There are no significant capital expenditures anticipated for the last quarter of fiscal 2002, except for the completion of the building expansion at the Company's Teltron facility in Birdsboro, Pennsylvania. Approximately 30,000 square feet will be added to the existing 10,000 square feet facility. Most of the construction costs are to be funded by a low interest industrial development loan. The total construction cost is expected to be $900,000, of which, $368,000 has been incurred through November 2001.

The Company is in the process of shutting down its Monterrey, Mexico monochrome tube manufacturing facility. This process is anticipated to be complete by the first quarter of fiscal 2003. An overseas supplier will supply future monochrome tubes.

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

                                     PART II


Item 1.       Legal Proceedings

              No new legal proceedings or material changes in existing litigation occurred during the period ended November 30, 2001.

Item 2.       Changes in Securities

              None.

Item 3.       Defaults upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the quarter ended November 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                               VIDEO DISPLAY CORPORATION


January 14, 2002       By:     /s/ Ronald D. Ordway
                               -------------------------------------
                               Ronald D. Ordway
                               Chief Executive Officer

                       By:     /s/ Carol D. Franklin
                               -------------------------------------
                               Carol D. Franklin
                               Chief Financial Officer and Secretary