Form 10-K
period 2002-02-28
VIDEO DISPLAY CORP
filed 2002-05-29
CIK 758743

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2002

Commission file number 0-13394

VIDEO DISPLAY CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-1217564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1868 Tucker Industrial Drive, Tucker, Georgia 30084
(address of principal executive offices and zip code)

Registrant's telephone number, including area code: (770) 938-2080

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange of which registered
Common stock (no par value)	NASDAQ/NMS

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant at May 13, 2002 is $17,023,000.

        The number of shares outstanding of the registrant's Common Stock as of May 13, 2002 is 4,748,748.

DOCUMENTS INCORPORATED BY REFERENCE HEREIN

        Certain exhibits which were filed with the Securities and Exchange Commission as part of the registrant's Registration Statement on Form S-18 (Commission File No. 2-94626-A) are incorporated by reference into Part IV.

        Portions of the proxy statement for the annual 2002 shareholders meeting are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

General

        Video Display Corporation (the "Company") is a leading supplier of a complete range of display products and component parts for the display industry. Its product line consists of a wide variety of electron optic parts for original equipment manufacturers ("OEMs"), cathode ray tubes ("CRTs") and monitor manufacturers. The Company manufactures monochrome and color CRTs for medical, military, industrial and television applications and high and low-end monochrome and color CRT and AMLCD monitor displays for specialty high-performance and ruggedized requirements. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. The Company's operations are principally located in the U.S.; however, the Company does have subsidiary operations located in Mexico and the United Kingdom.

Description of Principal Business

        The Company began operations in 1975 in Stone Mountain, Georgia manufacturing and recycling replacement CRTs for color and black/white television sets. Beginning in 1983, with the growth of the computer industry, the Company expanded to meet the needs of the replacement market for computer monitors and other data display screens by acquiring production equipment and customers from other smaller CRT remanufacturers. Today, the Company with its plants in Louisiana, Pennsylvania, Georgia, Texas, New York, Connecticut, Florida, Massachusetts, Kentucky, California, Mexico, and Lye, U.K. combine to form an international display manufacturing and display replacement parts distribution network for military, medical, training simulation and other niche market display applications.

        In November 2001, the Company acquired the Marquee™ line of CRT projectors from Christie Digital Systems Canada Inc. ("Christie"). These assets were transferred to the Company's subsidiary, VDC Display Systems ("Display Systems") of Cape Canaveral, Florida and compliment Display System's position in the simulation, virtual reality, home theater and other specialized markets.

        In June 2001, the Company acquired the common stock of XKD Corporation ("XKD") of San Jose, California. XKD is a manufacturer of high-resolution displays used for training, simulation, ruggedized military/industrial, and instrumentation applications.

        In May 2000, the Company acquired the common stock of Lexel Imaging Systems, Inc. ("Lexel") of Lexington, Kentucky. Lexel manufactures a wide range of CRT storage tubes and other complete visual displays for commercial and military programs.

        In June 2000, the Company acquired certain assets of the Electro Optical division of Imaging and Sensing Technology ("IST") in Horseheads, New York. IST provides a product line that includes specialty CRTs and complete visual displays used to produce computer-generated graphics, high quality photography and medical diagnostic images. The acquired assets of IST were integrated into Lexel's Lexington, Kentucky facility.

        In September and December 2000, the company acquired the CRT operations of the Raytheon Corporation and the assets of the former Datagraphix business unit of Anacomp, respectively. These operations were consolidated into Lexel's facility in the latter part of fiscal 2001.

        During fiscal 2000, in order to support the data display segment, the Company opened offices in Cape Canaveral, Florida and Wolcott, Connecticut. The Florida location, Display Systems, provides custom CRT solutions for training rooms, board rooms, teleconferencing, flight training simulators, command and control centers, air traffic control, ship simulators, process status displays and integrated home theater. The Wolcott, Connecticut location ("VDC Wolcott") offers high-resolution monochrome displays for use in medical and military applications.

        During fiscal 1999, the Company acquired the assets and assumed certain liabilities of the U.S. and U.K. Display Divisions of Aydin Corporation ("Aydin"); acquired 100% of the outstanding common stock of Mengel Industries, Inc. ("MII"); and acquired the net assets of both Wintron, Inc. ("Wintron") and MegaScan Corporation ("MegaScan"). Aydin offers a complete line of high-resolution commercial and ruggedized CRT monitors, AMLCD flat panel displays and monitors used by the public and private sector industries including medical diagnostic or treatment centers, utility and financial companies, and the military industry. MII supplies independent, OEM and hospital service personnel with CRTs, camera tubes and other components for medical imaging within the healthcare industry. Wintron manufactures high quality, custom-designed deflection components, high voltage power supplies, coils and flyback transformers and other CRT drive circuitry for airborne, commercial and military applications. MegaScan offers a specialty line of high-resolution monochrome CRT monitors to the medical display industry.

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

        The Company, through Southwest Vacuum Devices, Inc. ("Southwest Vacuum") located in Tucker, Georgia, is involved in the manufacturing, marketing and distribution of electron guns and related hardware. The electron gun is a main component of a CRT and Southwest Vacuum provides the Company the ability to supply virtually all of its internal electron gun requirements.

        In the late 1980's, the Company entered the market of wholesale distribution of consumer electronic parts and consumer products and accessories with the acquisition of Fox International Ltd., Inc. ("Fox International") of Cleveland, Ohio. Fox International is involved in the wholesale distribution of consumer electronic parts for most major U.S. and foreign electronic manufacturers.

        The Company continues to explore opportunities to expand the products offered in the display industry. This expansion will be achieved by adding new products to its inventory or by acquiring existing companies that would enhance the Company's position in the display industry. Research and development primarily consists of establishing the interchangeability of products from various manufacturers and, when advantageous, manufacturing products to replace original electronic parts.

Segment Information

        This information is provided in the notes to the consolidated financial statements, Note 12.

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

        The Company's CRT operations are conducted at its facilities near Atlanta, Georgia, and at facilities located in White Mills, Pennsylvania (Chroma); Bossier City, Louisiana (Novatron); Monterrey, Mexico (Video Electronics); Dallas, Texas (Magna View); Lexington, Kentucky (Lexel) San Jose, California (XKD); and Lye, England (VDC, Ltd.). At each North American facility, the Company manufactures new or recycles CRTs to meet original specifications. The European location is a sales and distribution facility.

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

Monitor Displays

        With its most recent acquisitions, the Company continues to position itself to compete in the design and manufacture of complete monitor units for use in the healthcare, military and industrial sectors.

        The Company's monitor operations are conducted at Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Teltron); Horsham, Pennsylvania (Aydin); Billerica, Massachusetts (MegaScan); Wolcott, Connecticut (VDC Wolcott); Cape Canaveral, Florida (Display Systems), Lexington, Kentucky (Lexel); and San Jose, California (XKD).

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

        The electron gun division markets electron gun component parts to OEMs who manufacture high resolution and specialty tubes for unique applications. The majority of electron guns produced by the Company are consumed internally among the Company's own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $549,000, $434,000, and $483,000 for fiscal 2002, 2001 and 2000, respectively.

        Electron gun sales are historically dependent upon the demand by domestic and foreign television CRT remanufacturers. The Company continues to seek alternative, growth-oriented markets to fully utilize its electron gun and component assembly facility.

        The Company, through its subsidiary Wintron located in Howard, Pennsylvania, produces flyback transformers, coils and power transformers. Intercompany sales transactions were $210,000, $85,000 and $14,000 for fiscal 2002, 2002 and 2001, respectively; and may become more significant as the Company's monitor segment grows.

Flat Panel Technology

        The Company anticipates that AMLCD and Plasma Display products, due to their lower space and power requirements, will eventually become the display of choice in many new display applications. To date, this has not had a significant effect on the Company's operations due to the nature of the Company's business primarily emphasizing replacement and service parts and specialty niche markets. In anticipation of long-term trends toward flat panel display usage, the Company has focused its R&D efforts as well as its acquisition strategy toward flat panel technologies for niche market applications in the medical, simulation, training and military markets. The Company will continue to monitor these trends and continue to make adjustments to its CRT inventory levels and operating facilities to reflect these changes in demand.

Electronic Parts

        Fox International distributes consumer electronic parts of most major consumer electronics manufacturers, both foreign and domestic. This subsidiary resells these products to major electronic distributors; retail electronic repair facilities; third-party contractual repair shops; and directly to consumers. In its relationship with consumer electronic manufacturers, Fox International receives the right, often exclusively, to ship parts to authorized dealers. Many of the manufacturers also direct inquiries for replacement parts to Fox International. Each manufacturer requires a distributor to stock its most popular parts and monitors the order fill ratio to ensure that their customers have access to sufficient replacement parts. Fox International maintains very high fill ratios in order to secure favored distributor status from the manufacturers, requiring a significant investment in inventories. To a limited extent, Fox International has the ability to rotate its stock with certain vendors to mitigate any risk of investment in inventories.

Patents and Trademarks

        The Company holds certain patents with respect to some of its products and markets its services and products under various trademarks and tradenames. Additionally, in fiscal 2001 the Company began licensing certain electronic technology to other manufacturing companies, which generated royalty revenues of approximately $155,000 in fiscal 2002. Although the Company believes that the patents and trademarks owned are of value, the Company believes that success in its industry will be dependent upon new product introductions, frequent product enhancements, and customer support and service. However, the Company intends to protect its rights when, in its view, these rights are infringed upon. The Company's key patents expire in 2014.

Seasonal Variations in Business

        Historically, there have not been any seasonal variations in the Company's CRT operating subsegments. The wholesale electronic parts distribution segment has experienced minimally higher sales during the Company's third quarter, which includes the impact of higher repair parts sales during the beginning of the new fall television season.

Working Capital Practices

        Information contained under the caption "Management's Discussion and Analysis" ("MD&A") in this Report is incorporated herein by reference in response to this item.

Concentration of Customers

        The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, television and avionics industries. The Company's CRT division had net sales to the U.S. government that comprised approximately 15%, 17% and 15% of CRT segment net sales and 13%, 13% and 11% of consolidated net sales in fiscal 2002, 2001 and 2000, respectively. The Company's wholesale electronic parts distributor, Fox International, had net sales to one customer that comprised approximately 20%, 22% and 19% of that subsidiary's net sales in fiscal 2002, 2001 and 2000, respectively. Other subsidiaries have a few concentrated customers and vendors that could, if lost, negatively affect sales. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

        The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company's backlog was approximately $22,312,000 at February 28, 2002 and $25,623,000 at February 28, 2001. The Company's Lexel division comprised $15,810,000 (71%) and $16,400,000 (64%) of the February 28, 2002 and 2001 backlog, respectively. It is anticipated that more than 95% of the February 28, 2002 backlog is expected to ship during fiscal 2003.

Government Contracts

        The Company, primarily through its Aydin, Teltron, Lexel, Wolcott and Display Systems subsidiaries, had contracts with the U.S. government which generated revenues of approximately $9,098,000, $9,282,000 and $7,134,000 for the fiscal years ended 2002, 2001 and 2000, respectively. The Company's costs and earnings in excess of billings on these contracts were approximately $924,000 at February 28, 2002 and $158,000 at February 28, 2001. The Company's billings in excess of costs and earnings on these contracts were approximately $0 at February 28, 2002 and $164,000 at February 28, 2001.

Environmental Matters

        The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on the Company's financial condition or results of operations in the past and are not expected to have a material adverse impact in the foreseeable future.

Research and Development

        The objectives of the Company's research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its products by implementing new developments in cathode ray and electron optic technology. The Company's commercial and military divisions continue their research and development in advanced infrared imaging ("FLIR"). The Company has funded additional FLIR research in partnership with the University of Rhode Island. Potential future markets for FLIR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. Through fiscal 2002, the Company has not incurred significant costs for basic research or new product development and, therefore, has not segregated these costs as a separate item but has included such costs in the consolidated financial statements as a part of costs of goods sold. As the Company continues to increase its development of new technology, these costs will be monitored and separately categorized, if material. Research and development costs amounted to approximately $550,000 in fiscal 2002.

Employees

        As of February 28, 2002, the Company employed a total of 584 persons on a full time basis. Of these, 181 are employed in executive, administrative, and clerical positions, 63 are employed in sales and distribution, and 340 are employed in manufacturing operations. Of the Company's 584 employees, 78 are employed at the Company's Mexican subsidiary and 9 are employed at the Company's other foreign locations. A union represents 13 employees. The Company believes its employee relations to be satisfactory.

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

        Compared to domestic manufacturing prices on new CRTs, the Company's prices are competitive due to lower manufacturing costs associated with recycling the glass portion of previously used tubes, which the Company obtains at a fraction of the cost of new glass. The Company has to date been able to maintain competitive pricing with respect to imported CRTs because, generally, the CRT replacement market is characterized by customers requiring a variety of types of CRTs in quantities not sufficiently large enough to absorb the additional transportation costs incurred by foreign CRT manufacturers.

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

        With the Company's acquisition of Lexel and the relatively new operations of Display Systems and XKD Corp., the Company has become one of the leading suppliers within the specialty CRT and monitor markets, especially in the military and medical imaging industries.

        The Company's competition in the consumer electronics parts segment comes primarily from other parts distributors. Many of these distributors are smaller than the Company but a few are of equal or greater sales size. Prices for major manufacturers' products can be directly affected by the manufacturers' suggested resale price. The Company believes that its service to customers and warehousing and shipping network give it a competitive advantage.

ITEM 2.    PROPERTIES

        The Company leases its corporate headquarters at 1868 Tucker Industrial Drive in Tucker, Georgia (within the Atlanta metropolitan area) and occupies approximately 10,000 square feet of the total 59,000 square feet at this location. The remainder is utilized as warehouse and assembly facilities. This location, as well as several others, is leased from related parties at current market rates. See "Item 13—Certain Relationships and Related Transactions". The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires
CRT, Monitor and Electron Gun Manufacturing and Warehouse Facilities
Tucker, Georgia	59,000	October 31, 2003
Stone Mountain, Georgia	45,000	December 31, 2007
Tucker, Georgia	40,000	January 2, 2006
White Mills, Pennsylvania	110,000	Company Owned
Bossier City, Louisiana	26,000	Company Owned
Dallas, Texas	24,000	January 31, 2003
Monterrey, Mexico	129,000	Month to Month
Lye, England	4,800	February 28, 2003
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Phelps, New York	32,000	Company Owned
Howard, Pennsylvania	19,000	Company Owned
Horsham, Pennsylvania	84,000	August 31, 2002
Billerica, Massachusetts	7,900	Month to Month
Wolcott, Connecticut	21,000	Company owned
Cape Canaveral, Florida	15,600	January 17, 2003
Lexington, Kentucky	152,000	March 31, 2005
San Jose, California	10,500	March 31, 2006
Atlanta, Georgia	500	September 30, 2002
Wholesale Electronic Parts Distribution
Bedford Heights, Ohio	60,000	Company Owned (b)
Richardson, Texas	13,000	April 30, 2007
New York, New York	—	Month to Month

(a)
The Birdsboro, Pennsylvania property secures a mortgage to a bank with a principal balance of $509,000 as of February 28, 2002. The mortgage bears interest at a rate of prime (4.75% as of February 28, 2002) plus 0.5%. Monthly principal and interest payments of $5,000 commenced in May 2002 and are payable through October 2021.

(b)
The Bedford Heights, Ohio property secures a mortgage to a bank with a principal balance of $627,000 as of February 28, 2002. The mortgage bears interest of 7.5% and monthly principal and interest payments of $4,000 are payable through December 2003 with a final payment of $539,000 due in December 2003.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. There are no material proceedings to which the Company is a party and management is unaware of any significant contemplated actions against the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") national market system under the symbol VIDE.

        The following table shows the range of prices for the Company's common stock as reported (and as adjusted for the stock dividend discussed below) by the NASDAQ for each quarterly period beginning on March 1, 2000.

	For Fiscal Years Ended
	February 28, 2002		February 28, 2001
Quarter Ended
	High	Low	High	Low
May	$8.250	$4.600	$9.583	$3.229
August	5.950	4.050	6.458	4.479
November	6.000	4.700	7.136	5.313
February	6.150	4.400	6.979	5.052

        There were approximately 825 holders of record of the Company's common stock as of May 13, 2002.

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

        Data relating to the five fiscal years ended February 28, 2002 are derived from the Consolidated Financial Statements appearing elsewhere in this Report or in previous reports, which have been audited by BDO Seidman, LLP, independent certified public accountants. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, management's discussion and analysis, the consolidated financial statements of the Company, the notes thereto and the report thereon included elsewhere in this Report.

	For Fiscal Years Ended
	Feb. 28, 2002 (b)	Feb. 28, 2001 (b)	Feb. 29, 2000 (b)	Feb. 28, 1999	Feb. 28, 1998
	(In Thousands, Except Per Share Data)
Income Statement Data
Net sales	$72,366	$70,806	$63,838	$58,889	$57,913
Gross profit	22,912	20,883	20,316	19,992	21,962
Goodwill amortization expense	320	318	310	240	278
Operating profit	3,651	2,489	2,713	3,594	6,941
Net income	1,182	31	705	1,122	3,541

Net income per share—basic (a)	$0.25	$0.01	$0.15	$0.24	$0.75
Net income per share—diluted (a)	$0.24	$0.01	$0.15	$0.23	$0.68
Average number of shares outstanding— basic (a)	4,701	4,552	4,708	4,729	4,705
Average number of shares outstanding— diluted (a)	5,073	4,639	5,233	5,337	5,346
Cash dividends	$—	$—	$—	$—	$—
Balance Sheet Data (at year end)
Total assets	$61,841	$56,882	$49,851	$51,641	$40,582
Working capital	27,569	26,311	21,862	26,564	16,441
Long-term obligations	14,957	14,020	8,644	13,987	2,791

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

Operations

        The following table sets forth, for the fiscal years indicated, the percentages which selected items in the Company's consolidated statements of income bear to total revenues:

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Sales:
CRT segment
Data display CRTs	$11,028	15.2%	$10,476	14.8%	$10,319	16.2%
Entertainment CRTs	6,558	9.1	7,544	10.6	9,350	14.6
Electron guns and components	1,607	2.2	1,943	2.7	2,029	3.2
Monitors	39,697	54.9	36,275	51.3	25,430	39.8

Total CRT Segment	58,890	81.4	56,238	79.4	47,128	73.8
Wholesale distribution segment
Consumer electronic parts	13,476	18.6	14,568	20.6	16,710	26.2

	72,366	100.0	70,806	100.0	63,838	100.0

Costs and expenses:
Cost of goods sold	49,454	68.3	49,923	70.5	43,522	68.2
Selling and delivery	6,109	8.4	6,314	8.9	5,058	7.9
General and administrative	13,152	18.2	12,080	17.1	12,545	19.6

	68,715	94.9	68,317	96.5	61,125	95.7

Operating profit	3,651	5.1	2,489	3.5	2,713	4.3
Interest expense	(1,585)	(2.2)	(2,092)	(2.9)	(1,515)	(2.4)
Other income (expense), net	104	0.1	(73)	(0.1)	(178)	(0.3)

Income before taxes on income	2,170	3.0	324	0.5	1,020	1.6
Taxes on income	988	1.4	293	0.4	315	0.5

Net income	$1,182	1.6%	$31	0.1%	$705	1.1%

Fiscal 2002 Compared to Fiscal 2001

Net Sales

        Consolidated net sales for fiscal 2002 increased $1,560,000 or 2.2% over fiscal 2001 net sales. CRT division segment sales increased $2,652,000 or 4.7% over fiscal 2001 while the wholesale parts segment declined $1,092,000 or (7.5)%.

        The net increase in CRT segment sales can be attributed to growth within the monitor subsegment, primarily at Display Systems and Lexel. These locations added $2,622,000 and $4,852,000, respectively to fiscal 2002 sales. The offsetting declines are primarily attributed to the decline in revenues in the entertainment subsegment and declines at the Aydin and Z-Axis locations. The monitor division increased $3,422,000 or 9.4%, data display CRT sales increased $552,000 or 5.3%; entertainment CRT sales decreased $986,000 or (13.1)%; and the electron gun/component parts segment decreased $336,000 or (17.3)%.

        The increase in monitor division sales was impacted in several ways. The Lexel operations integrated the fiscal 2001 acquisitions of IST and Raytheon product lines, which contributed approximately $6,000,000 in additional sales in fiscal 2002, and streamlined processes to allow for better delivery times, thereby decreasing the amount of backlog. The successful integration of the acquired product lines into the Lexel facility were not completed until late in the fourth quarter of fiscal 2001. Offsetting sales declines in the monitor division occurred at Aydin and Z-Axis in the amount of approximately $2,600,000. Aydin's government sales were down slightly due to completion of pre-existing contracts, which were not replaced at the same rate with new contracts. Commercial sales of monitors were negatively impacted as well. Certain customers had been lost during the previous year's change of production facilities from Aydin to Z-Axis. Additionally, there has been a slight impact as some commercial customers have changed to flat panel technology.

        In November 2001, Displays Systems in Florida began shipping the Marquee™ product line acquired from Christie and recognized sales of $2,269,000 from this product line during the third and fourth quarters of fiscal 2002.

        The Company is the primary supplier of replacement CRTs to the entertainment market. A majority of the entertainment segment's sales (41%) are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to the economics of lower retail sales prices for mid-size television sets (25" to 30"), fewer extended warranties are sold. The Company remains the primary supplier of the manufacturer's standard warranties. Growth in this division will be impacted by the timing and number of extended warranties sold for the larger, more expensive sets. Due to the fact that the Company is in the replacement market, it has the ability to track retail sales trends and accordingly, can adjust quantities of certain size CRTs carried in stock and reduce the exposure to obsolescence.

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

        The decline in the wholesale consumer parts segment of $1,092,000 is attributed primarily to the decline in consumer retail sales during the comparative periods. Sales to larger distributors have declined slightly as well. General economic conditions have had a direct, negative impact on this segment. To help offset these declines, Fox International signed a distribution agreement in fiscal 2002 with Applica, Inc. ("Applica"), authorizing Fox International to distribute parts and accessories for Applica's Black & Decker Toaster Oven, Profinish, Quick & Easy, and Spacemaker product lines. Sales earned pursuant to this agreement were $718,000 in fiscal 2002.

Gross Margins

        Consolidated gross margins increased from 29.5% to 31.7% for the year ended February 28, 2002 as compared to the year ended February 28, 2001. CRT division margins increased from 28.3% to 30.2% and wholesale electronic parts division margins increased from 33.9% to 38.0% for the same comparative period.

        The increase in margins within the CRT division resulted from increases in sales volume at Lexel and Display Systems while manufacturing overhead remained stable. Margins at Lexel increased from 9.9% to 16.8%, or $1,538,000. Display System's gross margins increased in dollars by $1,117,000, while its gross margin percentage remained essentially flat. Additionally, margins have improved in the data display subsegment as sales of higher margin high-resolution color tubes have increased in comparison to lower margin monochrome tubes.

        Margins in the wholesale consumer parts segment have increased due primarily to higher margins obtained on Black & Decker distribution sales. Additionally, margins have improved on sales to this segment's primary electronics retailer.

Operating Expenses

        Operating expenses as a percentage of sales increased from 26.0% for the year ended February 28, 2001 to 26.6% for the year ended February 28, 2002.

        The CRT division operating expenses increased $297,000 for the year ended February 28, 2002 as compared to February 28, 2001. Included in these increases were expenses within the monitor subsegment for the new California operations of $318,000 that were not present in the previous year. Also, expenses increased at Display Systems by $587,000, due to the increase in business with the Christie product line. Despite its significant increase in sales volume, Lexel's operating expenses increased only $41,000, as the existing administrative infrastructure was able to absorb the increased sales volume. Included in the CRT division expenses for fiscal 2001 was a $514,000 write-down of a note receivable.

        The wholesale consumer parts segment increased operating expenses $543,000, (11.2%) in the year ended February 28, 2002 as compared to a year ago. This segment incurred costs to shut down its warehouse in Solon, Ohio and to open a warehouse in New York for the Black & Decker product line. Additionally, when Fox International acquired the Black & Decker distribution agreement with Applica, there were outstanding coupon offers the Company had to honor that included free shipping. The segment's delivery expense increased $310,000 despite an overall decrease in sales. The Company believes that the majority of these coupons have been utilized and, going forward, that Fox International will be able to charge its customers for shipping costs related to this product line.

        In fiscal 2003, management expects certain operating expenses to decline as a result of steps taken to reduce costs at its Mexican subsidiary. The monthly lease on the operating facility has been decreased by $20,000 per month, while anticipated headcount reductions of approximately 50 employees, once fully implemented, will provide additional savings of $40,000 per month.

Interest Expense

        Interest expense decreased $507,000 to $1,585,000 for the comparative fiscal periods due primarily to decreases in variable interest rates through fiscal 2002. A gradual decrease throughout the period at rates from 8.25% to 4.37% was realized on the Company's Primary line of credit. The notes payable to officer have interest rates of prime plus 1%, which varied from 9.5% to 5.75% during fiscal 2002, and LIBOR plus 2.4%, respectively, which varied from 7.58% to 4.37% during fiscal 2002. The Company's debt levels increased in fiscal 2002, which can be attributed primarily to the increase in the Primary line of credit from $8,500,000 to $9,285,000 and the increase in notes payable to an officer of $3,000,000 relating to the Christie product line acquisition in the third quarter of fiscal 2002.

Income Taxes

        The effective tax rate for fiscal 2002 is 45.4% as compared to 92.4% for fiscal 2001. The decrease in the effective rate is attributable to higher income before income taxes in 2002 compared to 2001, as expenses that are not deductible for tax purposes remained relatively constant. The Company had expenses of $467,000 and $438,000 that were not deductible for tax purposes in fiscal 2002 and 2001, respectively.

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

        The net increase in CRT division sales was primarily attributed to growth within the monitor segment. The Company's newest locations within this segment, Display Systems in Florida and Lexel in Kentucky, contributed $2,687,000 and $10,268,000, respectively, for the year ended February 28, 2001. Excluding these sales, overall CRT division sales were down $3,845,000. With data display and electron gun component parts sales being relatively flat, the decline excluding new locations was attributed primarily to the entertainment and monitor divisions.

        The Company is the primary supplier of replacement CRTs to the entertainment market. Due to the continued decrease in retail sales prices of mid-size television sets (25" to 30"), declines in extended warranty sales by major television retailers continued to occur. In turn, the Company's entertainment division sales were negatively impacted as a majority of their sales within this division are for warranty related repairs. Extended warranties on the larger size television sets (32" and up) were anticipated to increase both in volume and dollars as the demand for these sets have increased and the CRT costs are more expensive than the smaller sized sets. The Company continued to supply manufacturer warranty replacements in the smaller size range (up to 25"). Additionally, being in the replacement market, the Company has the ability to track retail sales trends. Accordingly, the Company adjusted quantity levels of CRT sizes thereby reducing the impact of obsolete inventory exposure.

        Flat panel technology has not had an impact on the television replacement market. Most of the flat panel units sold within the television market are for commercial usage rather than end user consumer usage. Within the data display and monitor subsegments, there was an impact by flat panel technology. The Company made adjustments internally and several of the subsidiaries within these subsegments began producing flat panel products. As noted above, being in the replacement market, the Company has the ability to see product trends and make marketing, production and stocking decisions based on those trends.

        The monitor division sales, net of sales at the newest locations, declined $2,024,000 from the same period a year ago. Sales within the monitor segment included military contracts, which vary from year to year. While the Company did not lose a military contract in the past year, the completed contracts were not immediately being replaced with new contracts. Additionally, during the transition of manufacturing processes between Aydin and Z-Axis during fiscal 2000, the Company lost business to competitors within the commercial market. The transition was done so that Aydin could focus primarily on ruggedized monitors used for military applications and Z-Axis could continue to focus on the commercial monitor market. Extended lead times during the transition period caused former Aydin commercial customers to seek other procurement alternatives. Z-Axis took steps to address these issues and was successful in reducing lead times. The Company also allocated marketing personnel to these areas in an attempt to reclaim the lost sales.

        The decline in the wholesale consumer parts segment of $2,142,000 was attributed primarily to the sale of Vanco International ("Vanco") in September 1999. Vanco had sales of $2,130,000 for the year ended February 29, 2000.

Gross Margins

        Consolidated gross margins decreased from 31.8% to 29.5% for the year ended February 28, 2001 as compared to the year ended February 29, 2000. CRT division margins decreased from 30.5% to 28.2% and wholesale electronic parts division margins decreased from 35.6% to 33.9% for the same comparative period.

        The decline in margins within the CRT division resulted from the increases in the monitor segment due to the Company's recent acquisition, Lexel, whose gross margin rates were lower than the other CRT division locations. Lexel's reduced margins were a reflection of higher quality requirements, including more expensive materials and increased labor demanded by the products' intended use. These uses include military applications. Also included in the reduced margins were costs incurred due to the integration of the IST business acquired in June 2000 into the Lexel facility. The Company incurred additional expenses in the fourth quarter with the incorporation of the Raytheon and Anacomp businesses into Lexel, but on a much smaller scale than the IST integration.

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

        The CRT division operating expenses increased $2,217,000 for the year ended February 28, 2001 as compared to February 29, 2000. Included in these increases were expenses for the new Florida and Kentucky operations of $1,382,000 that were not present in the previous year. Additionally, included in the CRT division expenses for fiscal 2001 was a $514,000 write-down of a note receivable. The Company held an unsecured note receivable as a result of a litigation settlement. The note had an original face value of $1,500,000 due in monthly installments of $15,000 over a term of 100 months. During 2001, monthly payments on the note were delinquent and payments made were less than the required contractual amounts. Payments eventually ceased in the fourth quarter of 2001. As of February 28, 2001, the Company believed that it was probable that they would be unable to collect any of the outstanding amounts due under the contractual terms of the loan agreement and considered the loan impaired. In accordance with SFAS No. 114, "Accounting by Creditor's of Impairment of a Loan", the Company wrote off the remaining $514,000 balance of the note.

        The wholesale consumer parts division reduced operating expenses $1,426,000 in the year ended February 28, 2001 as compared to a year ago. Included in this reduction was the elimination of operating expenses from Vanco of $866,000. Additionally, Fox International reduced its operating expenses by approximately $334,000 by eliminating two locations and reducing personnel at its headquarter location in Cleveland, Ohio. Also, reductions in delivery expense of $148,000 incurred as a result of more cost effective packaging and a switch by Fox International to a more cost competitive shipping provider.

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

Income Taxes

        The effective tax rate for fiscal 2001 was 92.4% as compared to 31.5% for fiscal 2000. The increase in the effective rate was attributable to the non-deductibility of amortization on certain intangible assets combined with lower income before income taxes. Also, the fiscal 2000 rate was positively impacted by foreign effective rates in the amount of $80,000.

Management's Discussion of Liquidity and Capital Resources

        As of February 28, 2002, the Company had total cash and cash equivalents of $1,615,000. The Company's working capital was $27,569,000 and $26,311,000 at February 28, 2002 and 2001, respectively. The increase in working capital can be attributed primarily to the purchase of Christie's Marquee™ projector product line and the acquisition of 100% of the common stock of XKD Corporation. In the XKD acquisition, net current assets of $403,000 were acquired and long-term debt of $702,000 was assumed. In conjunction with the $3,700,000 Christie product line purchase, debt financing was used to obtain the assets, of which approximately $1,500,000 have maturities in excess of one year.

        Cash used in operations for fiscal 2002 was $2,544,000 as compared to cash provided by operations of $973,000 in fiscal 2001. Fiscal 2002 net income adjusted for non-cash items provided cash of $3,798,000. Increases in accounts receivable, inventories and prepaid expenses and decreases in customer advances used cash of $6,980,000. The changes in working capital exclude the effects of the assets purchased and liabilities assumed related to the XKD acquisition in fiscal 2002. During fiscal 2001, operating cash flows were provided primarily by net income adjusted for non-cash items of $2,314,000, and an increase in customer advances of $1,652,000. Offsetting increases in accounts receivable, inventories, prepaid expenses, and other assets, and declines in accounts payable used cash of $2,993,000.

        The increase in accounts receivable of $2,349,000 during 2002 was due primarily to an 11% increase in sales in the fourth quarter of fiscal 2002 as compared to the same period in fiscal 2001. Fourth quarter sales benefited from the late third quarter purchase of the Marquee™ product line. The increase in inventories of $2,092,000 was also primarily attributable to the purchase of the Marquee™ product line from Christie. Inventory purchased from Christie amounted to approximately $2,500,000 at the end of the third quarter of fiscal 2002. Absent the current year Christie purchase and XKD acquisition, there was an overall slowdown in purchasing, as existing stock levels were being utilized. Increases in prepaid expenses and other assets were primarily attributed to an increase in costs in excess of billings of $765,000 over the same period a year ago. This increase is attributable to the contractual timing of customer billings. Decreases in customer advances received in the prior fiscal year accounted for a reduction in cash of $1,408,000 as a significant portion of the related CRTs were manufactured and shipped to customers in fiscal 2002. The decrease in accounts payable and accrued liabilities was due to a reduction in trade accounts payable in the comparative periods, due primarily to a reduction in fourth quarter purchasing. The acquisition of the Christie product line included significant materials used in fourth quarter shipments, which reduced purchasing requirements and corresponding accounts payable. Additionally, fourth quarter shipments of Christie product generated cash that was used to pay down trade payables. The Christie acquisition was funded by new debt.

        Investing activities used cash of $3,441,000 and $6,686,000 in fiscal 2002 and 2001, respectively. Amounts paid for capital expenditures were $3,156,000 in fiscal 2002 as compared to $1,466,000 in fiscal 2001. The new addition to the facility in Birdsboro, PA was $1,334,000, which was financed with a construction loan of $509,000 with the remainder paid in cash. The Company purchased fixed assets and intangible assets in the amount of $1,248,000 from Christie to assist in the integration of the projector line and to acquire the Marquee™ trademark.

        Financing activities provided $3,375,000 and $5,664,000 in fiscal 2002 and 2001, respectively. During fiscal 2002, the Company paid cash for the Christie Marquee™ product line. The purchase was funded by short-term debt with the Company's CEO at an interest rate of LIBOR plus 2.4%. In fiscal 2001, the Company borrowed $3,000,000 from a bank to finance the Lexel acquisition. That note was consolidated into the Company's $10,000,000 credit facility with the same bank in May 2001. The credit facility bears interest at a floating rate of LIBOR based on a debt to EBITDA ratio, as defined. Depending on the ratio, the LIBOR adjustment can fluctuate from 1.5% (for a ratio less than 1.75) to 3.0% (for a ratio greater than 4.25). The note matures on July 1, 2003. The amount of credit available for advance was reduced by $500,000 on July 1, 2001, and will be reduced by an additional $500,000 on July 1, 2002. During fiscal 2002, the Company increased its borrowings under its revolving credit facility to fund operations. In both fiscal years 2002 and 2001, the Company paid $1,250,000 of principal payments on the Aydin loan in accordance with its terms.

        The Company established a stock repurchase program, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company's common stock in the open market. No shares were repurchased in fiscal 2002 and 2001.

Transactions with Related Parties, Contractual Obligations and Commitments

        At February 28, 2000 the Company had outstanding borrowings in the form of a demand note from its CEO in the amount of $2,200,000. In June 2000, the Company borrowed an additional $1,400,000 from the CEO to assist with the acquisition of certain assets of the electro optics division of IST. This borrowing was combined with the existing demand note and, as of February 28, 2001, the outstanding balance was $3,600,000. During 2002, the Company borrowed an additional $3,000,000 from the CEO to finance the product line acquisition from Christie. This borrowing is a one-year agreement with interest due monthly based on LIBOR (1.9% at February 28, 2002) plus 2.4%. Additionally, the Company borrowed $500,000 from the CEO during 2002 for short-term financing purposes. As of February 28, 2002, the cumulative outstanding balance due the CEO was $7,100,000.

        Subsequent to year-end, the Company borrowed an additional $740,000 and repaid $340,000 from the CEO of the Company for short-term operating purposes, increasing the balance due the CEO to $7,500,000.

        During fiscal 2002, the Company borrowed an additional $98,000 from a Director, resulting in a balance of $241,000 at February 28, 2002. Yearly principal payments of $24,000 are payable through 2007 with a final payment of $121,000 due in 2008. These borrowings bear interest at 10%.

        The Company issued $2,000,000 in face value, 8% five-year convertible subordinated debentures in payment of the acquisition of the stock of Z-Axis in fiscal 1997. The debentures are convertible at the holder's option into common shares based upon a conversion rate of $4.17 per share, as adjusted for the April 2001 stock dividend. During fiscal 2002, $775,000 of debentures plus accrued interest were converted into 186,068 common shares. In May 2001, the Company's CEO, in accordance with the provisions of the subordinated debt agreement, elected to extend the maturity date of his remaining $1,000,000 debentures to May 31, 2003.

Contractual Obligations

        Future maturities of long-term debt and future minimum rental payments due under operating leases are as follows (in thousands):

	Years
								Footnote Ref.
	Total	1	2	3	4	5	>5
Long-term debt	$6,398	$1,443	$1,988	$1,386	$754	$99	$728	6
Lines of credit	12,564	3,779	8,785	—	—	—	—	7
Operating leases	5,618	1,838	1,401	1,240	584	424	131	14

Total contractual obligations	$24,580	$7,060	$12,174	$2,626	$1,338	$523	$859

        Included in the above operating lease commitments are leases for four of the Company's manufacturing facilities and certain warehouse space from shareholders and officers. Future minimum rental payments due under these leases with related parties are as follows (in thousands):

	Years
								Footnote Ref.
	Total	1	2	3	4	5	>5
Related party leases	$1,569	$488	$401	$240	$220	$120	$100	14

Other Commercial Commitments (in thousands)

	Years
								Footnote Ref.
	Total	1	2	3	4	5	>5
Letters of credit	$479	$479	$—	$—	$—	$—	$—

Off-Balance Sheet Arrangements

        Historically, the Company has not relied upon off-balance sheet arrangements (such as sale-leasebacks), transactions or relationships that would materially affect liquidity or the availability of, or requirements for, capital resources.

Critical Accounting Policies

        Management's Discussion and Analysis of Results of Operations and Financial Condition are based upon the Company's consolidated financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, the allowance for bad debts and warranty reserves. The company uses the following methods and assumptions in determining its estimates:

Reserves on inventories

        Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company's investment in inventories for declines in value and establishes reserves when it is apparent that the expected realizable value of the inventory falls below its original cost. The age of the inventory is not as significant as is the projected demand for CRTs. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company's replacement market develops. Management is also able to observe the production trends of the OEMs and the new products that are being promoted.

Allowance for bad debts

        The allowance is determined by reviewing known customer exposures and applying historical credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors and overall trends in past due accounts compared to established thresholds. The company monitors credit exposure and assesses the adequacy of the allowance for bad debts on a regular basis.

Warranty reserves

        The warranty reserve is determined by recording a specific reserve for known warranty issues and a general reserve based on historical claims experience. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

Use of estimates

        The company incorporates many years of historical data into the determination of each of these estimates. The company has a proven history of using accurate estimates and sound assumptions to calculate and record appropriate reserves. Actual results may differ from these estimates under different assumptions or conditions.

Other Accounting Policies

        Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties.

        Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements.

Policies related to revenue recognition and impairment of long-lived assets require difficult judgments on matters that are often subject to multiple sources of authoritative accounting guidance. See also Note 1 to the consolidated financial statements, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

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

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations," and eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) whether the intangible asset arises from contractual or other rights, or (2) whether the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged.

        SFAS No. 142, generally effective January 1, 2002, supersedes APB No. 17, "Intangible Assets," and requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company currently amortizes goodwill over its estimated useful life of five to fifteen years. The Company recorded $320,000, or $0.07 per share on a pre-tax basis, of goodwill amortization in 2002. The Company's management is currently evaluating the impact the adoption of this statement will have on the financial statements.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 30, 2002. The Company does not anticipate the adoption of this statement will have a material impact on the financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used and (2) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after

December 15, 2001. The Company does not anticipate the adoption of this standard will have a material impact on the financial statements.

Impact of Inflation

        Inflation has not had a material effect on the Company's results of operations to date.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $25,228,000 of outstanding debt at February 28, 2002 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company's interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an decrease of approximately $252,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at February 28, 2002. The Company does not trade in derivative financial instruments.

        The Company reports its Mexican subsidiary on the basis of the functional currency being the U.S. dollar as over 90% of the subsidiary's sales and purchases are with the parent with accounts receivable and accounts payable settled in U.S. dollars. Additionally, the subsidiary leases its facilities and incurs rent based upon U.S. dollars. Any exchange gains or losses due to the actual exchange of pesos and U.S. dollars are minimal. The Company also has a subsidiary in the U.K., which is not material, but uses the British pound as its functional currency. Due to its limited operations outside of the U.S., the Company's exposure to changes in foreign currency exchange rates between the U.S. dollar and foreign currencies or to weakening economic conditions in foreign markets is not expected to significantly effect the Company's financial position.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements listed on page F-1 of this Report are filed as part of this Report on the pages indicated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2002 fiscal year end, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2002 fiscal year end, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2002 fiscal year end, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2002 fiscal year end, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Report:

1.	Financial Statements:
	Index to Consolidated Financial Statements.	F-1
2.	Financial Statement Schedule:
	Index to Consolidated Financial Statements Schedule.	F-25
(b)
Reports on Form 8-K:

  The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year covered by this Report.

(c)
Exhibits

Exhibit Number		Exhibit Description
*3(a	)	Articles of Incorporation of the Company.
*3(b	)	By-Laws of the Company.
*10(f	)	Employee Stock Option Plan. **
*10(i	)	Lease dated January 1, 1992 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia.
*10(j	)	Lease dated November 1, 1993 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia.
*10(k	)	Lease dated January 1, 1996 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4701 Granite Drive, Tucker, Georgia.
10(l	)	$10,000,000 amended and restated promissory note dated May 4, 2001 between Registrant (Maker) and SouthTrust Bank (Holder).
21		Subsidiary companies—see page F-30 herein.

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

Date:	VIDEO DISPLAY CORPORATION
May 28, 2002	By:	/s/ RONALD D. ORDWAY Ronald D. Ordway Chairman of the Board and Chief Executive Officer

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

Signature—Name	Capacity	Date

/s/ RONALD D. ORDWAY Ronald D. Ordway	Chief Executive Officer, Treasurer and Director	May 28, 2002
/s/ ERV KUCZOGI Erv Kuczogi	President and Director	May 28, 2002
/s/ MURRAY FOX Murray Fox	Director	May 28, 2002
/s/ CARLETON E. SAWYER Carleton E. Sawyer	Director	May 28, 2002
/s/ RONALD G. MOYER Ronald G. Moyer	Director	May 28, 2002
Carolyn Howard	Director	May , 2002
/s/ CAROL D. FRANKLIN Carol D. Franklin	Chief Financial Officer, and Secretary	May 28, 2002

Video Display Corporation and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants	F-2
Consolidated Balance Sheets as of February 28, 2002 and 2001	F-3
Consolidated Statements of Income for the years ended February 28, 2002, February 28, 2001 and February 29, 2000	F-5
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended February 28, 2002, February 28, 2001 and February 29, 2000	F-6
Consolidated Statements of Cash Flows for the years ended February 28, 2002, February 28, 2001 and February 29, 2000	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Certified Public Accountants

Board of Directors and Shareholders of
Video Display Corporation
Tucker, Georgia

        We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries as of February 28, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 28, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

                      BDO Seidman, LLP

Atlanta, Georgia
May 17, 2002

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	February 28, 2002	February 28, 2001
Assets (Notes 6 and 7)
Current
Cash and cash equivalents	$1,615,000	$4,137,000
Accounts receivable, net of allowance of $343,000 and $289,000 (Note 5)	12,712,000	10,511,000
Inventories, net of reserves of $1,640,000 and $1,643,000 (Note 4)	31,920,000	29,778,000
Prepaid expenses and other (Notes 3 and 11)	3,276,000	1,995,000

Total current assets	49,523,000	46,421,000

Property, plant and equipment
Land	600,000	600,000
Buildings	6,814,000	5,453,000
Machinery and equipment	18,845,000	17,850,000

	26,259,000	23,903,000
Accumulated depreciation	(16,891,000)	(15,651,000)

Net property, plant and equipment	9,368,000	8,252,000

Other assets (Notes 2, 5 and 11)	2,950,000	2,209,000

	$61,841,000	$56,882,000

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	February 28, 2002	February 28, 2001
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,808,000	$5,252,000
Accrued liabilities	4,556,000	3,208,000
Customer advances	244,000	1,652,000
Lines of credit (Note 7)	3,779,000	3,017,000
Notes payable to shareholders (Note 8)	7,124,000	3,736,000
Current maturities of long-term debt (Note 6)	1,443,000	1,470,000
Convertible subordinated debentures (Note 9)	—	1,775,000

Total current liabilities	21,954,000	20,110,000
Lines of credit (Note 7)	8,785,000	8,500,000
Long-term debt, less current maturities (Note 6)	4,955,000	5,520,000
Notes payable to shareholders, less current maturities (Note 8)	217,000	—
Convertible subordinated debentures (Note 9)	1,000,000	—
Deferred income taxes (Note 11)	113,000	—

Total liabilities	37,024,000	34,130,000

Minority interests	158,000	153,000

Commitments (Notes 13 and 14)
Shareholders' equity (Notes 7 and 10)
Preferred stock; no par value—2,000,000 shares authorized, none issued and outstanding	—	—
Common stock; no par value—10,000,000 shares authorized; 4,749,000 and 4,559,000 shares issued and outstanding	3,826,000	3,034,000
Additional paid-in capital	92,000	92,000
Retained earnings	22,134,000	20,952,000
Accumulated other comprehensive income (loss)	(1,393,000)	(1,479,000)

Total shareholders' equity	24,659,000	22,599,000

	$61,841,000	$56,882,000

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Income

	Fiscal Year Ended
	February 28, 2002	February 28, 2001	February 29, 2000
Net sales (Note 15)	$72,366,000	$70,806,000	$63,838,000
Cost of goods sold	49,454,000	49,923,000	43,522,000

Gross profit	22,912,000	20,883,000	20,316,000

Operating expenses
Selling and delivery	6,109,000	6,314,000	5,058,000
General and administrative	12,874,000	11,495,000	12,241,000
Provision for losses on accounts and notes receivable (Note 5)	278,000	585,000	304,000

	19,261,000	18,394,000	17,603,000

Operating profit	3,651,000	2,489,000	2,713,000

Other income (expense)
Interest expense	(1,585,000)	(2,092,000)	(1,515,000)
Gain on sale of subsidiary	—	—	433,000
Loss on investment in equity investee	—	—	(482,000)
Other, net	109,000	(80,000)	(148,000)

	(1,476,000)	(2,172,000)	(1,712,000)

Income before income taxes and minority interests	2,175,000	317,000	1,001,000
Taxes on income (Note 11)	988,000	293,000	315,000

Income before minority interests	1,187,000	24,000	686,000
Minority interests	(5,000)	7,000	19,000

Net income	$1,182,000	$31,000	$705,000

Net income per share—basic	$0.25	$0.01	$0.15

Net income per share—diluted	$0.24	$0.01	$0.15

Average shares outstanding—basic	4,701,000	4,552,000	4,708,000

Average shares outstanding—diluted	5,073,000	4,639,000	5,233,000

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders' Equity
and Comprehensive Income (Loss)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Current Year Comprehensive Income (Loss)
Balance, February 28, 1999	$3,591,000	$92,000	$20,216,000	$(1,536,000)
Net income for the year	—	—	705,000	—	$705,000
Unrealized gain on marketable equity securities	—	—	—	22,000	22,000
Realized loss on marketable equity securities	—	—	—	100,000	100,000
Foreign currency translation adjustment	—	—	—	13,000	13,000

Total comprehensive income					$840,000

Issuance of common stock under stock option plan	100,000	—	—	—
Repurchase of common stock	(697,000)	—	—	—

Balance, February 29, 2000	2,994,000	92,000	20,921,000	(1,401,000)
Net income for the year	—	—	31,000	—	$31,000
Unrealized loss on marketable equity securities	—	—	—	(29,000)	(29,000)
Foreign currency translation adjustment	—	—	—	(49,000)	(49,000)

Total comprehensive loss					$(47,000)

Issuance of common stock under stock option plan	40,000	—	—	—

Balance, February 28, 2001	3,034,000	92,000	20,952,000	(1,479,000)
Net income for the year	—	—	1,182,000	—	$1,182,000
Unrealized loss on marketable equity securities	—	—	—	(2,000)	(2,000)
Foreign currency translation adjustment	—	—	—	88,000	88,000

Total comprehensive income					$1,268,000

Issuance of common stock under stock option plan	17,000	—	—	—
Conversion of subordinated debentures to common stock	775,000	—	—	—

Balance, February 28, 2002	$3,826,000	$92,000	$22,134,000	$(1,393,000)

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Year ended	February 28, 2002	February 28, 2001	February 29, 2000
Operating Activities
Net income	$1,182,000	$31,000	$705,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	1,660,000	1,474,000	1,438,000
Provision for losses on accounts and notes receivable	278,000	585,000	304,000
Provision for inventory reserves	350,000	438,000	909,000
Deferred income taxes	323,000	(140,000)	(355,000)
Net income (loss) allocated to minority interests	5,000	(7,000)	(19,000)
Net (gains) losses in investing activities	—	(67,000)	143,000
Changes in working capital items, net of effect of acquisitions:
Accounts receivable	(2,349,000)	(1,441,000)	(654,000)
Inventories	(2,092,000)	(65,000)	1,040,000
Prepaid expenses and other assets	(1,131,000)	(196,000)	463,000
Accounts payable and accrued liabilities	638,000	(1,291,000)	726,000
Customer advances	(1,408,000)	1,652,000	—

Net cash (used in) provided by operating activities	(2,544,000)	973,000	4,700,000

Investing Activities
Capital expenditures	(3,156,000)	(1,466,000)	(1,374,000)
Disposal of fixed assets	—	100,000	274,000
Net cash paid for acquisitions	—	(5,357,000)	—
Proceeds from sale of subsidiary	—	—	1,784,000
Other investing activities	(285,000)	37,000	24,000

Net cash (used in) provided by investing activities	(3,441,000)	(6,686,000)	708,000

Financing Activities
Proceeds from long-term debt and lines of credit	27,303,000	32,714,000	23,493,000
Repayments of long-term debt and lines of credit	(23,945,000)	(27,090,000)	(26,232,000)
Proceeds from stock option exercises	17,000	40,000	100,000
Purchases and retirements of common stock	—	—	(697,000)

Net cash provided by (used in) financing activities	3,375,000	5,664,000	(3,336,000)

Effect of exchange rates on cash	88,000	(49,000)	13,000

Net change in cash and cash equivalents (Note 16)	(2,522,000)	(98,000)	2,085,000
Cash and cash equivalents, beginning of year	4,137,000	4,235,000	2,150,000

Cash and cash equivalents, end of year	$1,615,000	$4,137,000	$4,235,000

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies

Nature of Business

        Video Display Corporation (the "Company") principally manufactures and distributes cathode ray tubes ("CRTs") in the worldwide replacement market for use in television sets and data display screens for medical, military and industrial monitoring systems as well as manufacturing and distributing electron optic parts, which are significant components in new and recycled CRTs and monitors. The Company also manufactures low and high-end monochrome and color CRT and AMLCD monitor displays for use in specialty high performance and ruggedized applications. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. The Company's operations are principally located in the U.S.; however, the Company does have subsidiary operations located in the U.K. and Mexico.

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

Revenue Recognition

        Revenue from product sales is recognized when goods are shipped. The Company does not offer rights of return to customers; however, it does offer one-year and two-year limited warranties on certain products. Warranty expense is not material to the Company's consolidated financial statements.

        Revenue from contracts that are long-term in nature at the Company's Aydin subsidiary is recognized by the percentage of completion method. Profit estimates are revised periodically based upon changes in facts. Any losses identified on contracts are recognized immediately. Revenue related to all other contracts is recognized upon shipment of product.

        In the consolidated income statements, revenues from shipping and handling fees charged to customers are included under the caption "Net sales" and shipping costs incurred are included under the caption "Selling and delivery."

Cash and Cash Equivalents

        Cash and cash equivalents include cash on account, demand deposits and certificates of deposit with maturities of less than three months.

Financial Instruments

        Fair values of cash and cash equivalents, accounts receivable, short-term investments and short-term debt approximate cost due to the short period of time to maturity. The recorded amounts of long-term debt and convertible debentures are considered to approximate fair value due to either rates which fluctuate with the market or are otherwise commensurate with the current market. Fair values of investments are based on quoted market prices or pricing models using current market rates, which approximate carrying value.

Inventories

        Inventories consist primarily of CRTs, electron guns, monitors and electronic parts. Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings — ten to twenty-five years; Machinery and Equipment — five to ten years. Depreciation expense totaled approximately $1,240,000, $1,079,000 and $1,056,000 for the three years ended 2002, 2001 and 2000, respectively. Substantial betterments to property, plant and equipment are capitalized and routine repairs and maintenance are expensed as incurred.

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

Goodwill and Other Intangibles

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is amortized on a straight-line basis over the periods benefited, principally five to fifteen years. Goodwill amounted to $1,227,000 and $1,547,000 at February 28, 2002 and 2001, respectively, net of accumulated amortization of $2,376,000 and $1,814,000, respectively. Goodwill is included in the consolidated balance sheets under the caption "Other assets." Goodwill amortization expense was $320,000, $318,000 and $310,000 for the years ended 2002, 2001 and 2000, respectively. Total amortization expense, including goodwill, was $420,000, $395,000 and $382,000 for the years ended 2002, 2001 and 2000, respectively,

        The Company's operational policy for the assessment and measurement of any impairment in goodwill which is other than temporary is to evaluate the recoverability and remaining life and determine whether it should be completely written off or the amortization period accelerated. The Company will recognize an impairment if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

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

Foreign Currency Translations

        Assets and liabilities of foreign subsidiaries are translated using the exchange rate in effect at the end of the year. Revenues and expenses are translated using the average of the exchange rates in effect during the year. Translation adjustments and transaction gains and losses related to long-term intercompany transactions are accumulated as a separate component of shareholders' equity. The Company reports its Mexican subsidiary on the basis of the functional currency being the U.S. dollar as over 90% of the subsidiary's sales and purchases are with the parent with accounts receivable and accounts payable settled in U.S. dollars. Additionally, the subsidiary leases its facilities and incurs rent based upon U.S. dollars. Any exchange gains or losses due to the actual exchange of pesos and U.S. dollars are minimal. The Company also has a subsidiary in the U.K., which is not material, but uses the British pound as its functional currency.

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

        In March 2001, the Company's Board of Directors declared a stock dividend of 0.20 shares of common stock for each common share outstanding. The stock dividend was issued on April 16, 2001 to all common stock shareholders of record as of March 31, 2001. In accordance with SFAS No. 128, "Earnings per Share," all per share data for all periods presented in the consolidated financial statements reflect the increase in the amount of common stock outstanding resulting from the stock dividend. Additionally, information regarding the Company's stock option plan includes the effect of the dividend (see Note 10).

        The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the last three years.

	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
2002
Basic	$1,182,000	4,701,000	$0.25
Effect of dilution:
Options	—	71,000
Convertible debt	59,000	301,000

Diluted	$1,241,000	5,073,000	$0.24

2001
Basic	$31,000	4,552,000	$0.01
Effect of dilution:
Options	—	87,000

Diluted	$31,000	4,639,000	$0.01

2000
Basic	$705,000	4,708,000	$0.15
Effect of dilution:
Options	—	32,000
Convertible debt	88,000	493,000

Diluted	$793,000	5,233,000	$0.15

        Stock options in the amount of 20,000, 23,000 and 94,000 shares for the years ended 2002, 2001 and 2000, respectively, were excluded from the diluted earnings per share calculation due to their anti-dilutive effect. Also, convertible debentures in the amount of 479,000 shares were excluded from the 2001 diluted earnings per share calculation due to their anti-dilutive effect.

Segment Reporting

        The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" to report information about operating segments in annual and interim financial reports. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the executive officers in order to make decisions about allocating resources, and for which discrete financial information is available (see Note 12).

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations," and eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) whether the intangible asset arises from contractual or other rights, or (2) whether the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged.

        SFAS No. 142, generally effective March 1, 2002, supersedes APB No. 17, "Intangible Assets," and requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company currently amortizes goodwill over its estimated useful life of five to fifteen years. The Company's management is currently evaluating the impact the adoption of this standard will have on the financial statements.

        The Company recorded $320,000, or $0.07 per share on a pre-tax basis, of goodwill amortization in 2002.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 30, 2002. The Company does not anticipate the adoption of this standard will have a material impact on the financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used and (2) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate the adoption of this standard will have a material impact on the financial statements.

Fiscal Year

        All references herein to "2002", "2001" and "2000" mean the fiscal years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

Reclassification

        Certain balances have been reclassified in the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

Note 2.    Business Acquisitions

        In June 2001, the Company acquired the outstanding common stock of XKD Corporation ("XKD"), a manufacturer of high-resolution displays used in training, simulation, ruggedized military and industrial applications. The Company acquired assets of $968,000 and assumed liabilities of $968,000; accordingly, no goodwill was recognized from the acquisition. The transaction was accounted for under the purchase method of accounting and the results of operations of XKD since its acquisition date have been included in the Company's consolidated financial statements. The purchase agreement includes potential royalty payments of up to $2,000,000 based on specific future revenues of XKD, options to acquire 10,000 shares of the Company's common stock, and the release of corporate indemnification of the seller of certain personal obligations.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the XKD acquisition:

Accounts receivable	$130,000
Inventory	400,000
Property and equipment	100,000
Prepaid expenses	139,000
Other assets	199,000

Total assets acquired	968,000

Accounts payable and other accrued expenses	(266,000)
Note payable	(702,000)

Total liabilities assumed	(968,000)

Net assets acquired	$—

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

        The following tables summarize the fair values of the assets acquired, liabilities assumed and consideration paid in connection with the Lexel acquisition:

Inventory	$2,690,000
Property and equipment	1,474,000
Accounts payable and accrued expenses	(760,000)
Other liabilities	(404,000)

Cash paid	$3,000,000

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

	2001	2000
	(unaudited)	(unaudited)
Pro forma net sales	$71,767,000	$73,131,000
Pro forma income from operations	2,656,000	3,567,000
Pro forma net income	286,000	1,571,000
Pro forma basic earnings per share	$0.06	$0.33
Pro forma diluted earnings per share	$0.06	$0.32

        In June 2000, the Company purchased certain assets of the electro optical division of Imaging and Sensing Technology ("IST") in Horseheads, New York. The Company paid $1,598,000 financed by a demand note payable to the CEO of the Corporation with a stated interest rate of prime plus 1.0%. IST provides a product line that includes specially CRTs used to produce computer generated graphics, high quality photography and medical diagnostic images. The acquired assets of IST were integrated into the Lexel facility in Lexington, Kentucky.

        Also in 2001, the Company acquired certain assets, principally inventory, of two CRT operations for cash consideration of $759,000, funded by its Primary line of credit. These operations were also integrated into the Lexel facility. These acquisitions were accounted for under the purchase method of accounting and the results of operations of these entities since their acquisition dates have been included in the Company's consolidated financial statements. No goodwill resulted from these transactions.

Note 3.    Costs and Earnings in Excess of Billings on Contracts

        Information relative to contracts in progress consisted of the following:

	2002	2001
Costs incurred to date on uncompleted contracts	$2,949,000	$4,600,000
Estimated earnings recognized to date on these contracts	2,239,000	2,573,000

	5,188,000	7,173,000
Billings to date	(4,264,000)	(7,179,000)

Costs and earnings in excess of billings, net	$924,000	$(6,000)

Costs and earnings in excess of billings	$924,000	$158,000
Billings in excess of costs and earnings	—	(164,000)

	$924,000	$(6,000)

        Costs and earnings in excess of billings are classified in the consolidated balance sheets under the caption "Prepaid expenses and other" while billings in excess of costs and earnings are included under the caption "Accrued liabilities."

Note 4.    Inventories

        Inventories consisted of the following:

	2002	2001
Raw materials and work-in-process	$14,478,000	$13,299,000
Finished goods	19,082,000	18,122,000

	33,560,000	31,421,000
Reserves for obsolescence	(1,640,000)	(1,643,000)

	$31,920,000	$29,778,000

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

Payments eventually ceased in the fourth quarter of 2001. As of February 28, 2001, the Company believed that it was probable that they would be unable to collect any of the outstanding amounts due under the contractual terms of the loan agreement and considered the loan impaired. In accordance with SFAS No. 114, "Accounting by Creditor's of Impairment of a Loan", the Company wrote off the remaining $514,000 balance of the note.

Note 6.    Long-Term Debt

        Long-term debt consisted of the following:

	2002	2001
Term loan facility; floating interest rate based on an adjusted LIBOR rate (4.4% as of February 28, 2002); quarterly principal payments of $313,000 payable through November 2005; collateralized by assets of Aydin Displays, Inc.	$4,375,000	$5,625,000
Note payable to bank; interest rate of prime (4.75% as of February 28, 2002) plus 1.5%; monthly principal payments of $9,000 payable through May 2010; collateralized by assets of XKD Corporation	656,000	—
Mortgage payable to bank; interest not to exceed 7.5%; monthly principal and interest payments of $4,000 payable through December 2003 with a final principal payment of $539,000 in December 2003; collateralized by land and building of Fox International, Inc.	627,000	671,000
Mortgage payable to bank; interest rate of prime plus 0.5%; monthly principal and interest payments of $5,000 commencing in May 2002 and payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	509,000	—
Other	231,000	694,000

	6,398,000	6,990,000
Less current maturities	(1,443,000)	(1,470,000)

	$4,955,000	$5,520,000

        Future maturities of long-term debt are as follows:

Year	Amount
2003	$1,443,000
2004	1,988,000
2005	1,386,000
2006	754,000
2007	99,000
Thereafter	728,000

$6,398,000

Note 7.    Lines of Credit

        At February 28, 2001, the Company had a $5,500,000 primary line of credit (the "Primary Line") and a $3,500,000 secondary line of credit (the "Secondary Line") secured by substantially all of the assets of the Company. The Primary Line's interest rate was at a fixed rate of 7.25% and the Secondary Line's interest rate is at Prime (4.75% as of February 28, 2002) plus one percent. Both lines were secured by substantially all of the assets of the Company and were limited by eligible accounts receivable and inventory, as defined by the agreements. As of February 28, 2001 the outstanding balances on the Primary and Secondary lines was $5,500,000 and $3,017,000, respectively.

        In May 2000, the Company entered into a $3,000,000 note payable (the "Lexel note") with its primary bank to finance the acquisition of Lexel. The note bore interest at LIBOR plus 2% and was guaranteed by the CEO of the Company.

        In May 2001, the Company and its primary bank agreed to consolidate the existing Primary Line and the $3,000,000 Lexel note into a $10,000,000 credit facility (the "amended Primary Line"). Accordingly, the combined outstanding amount of $8,500,000 related to the Primary Line ($5,500,000) and the Lexel note ($3,000,000) was classified as long-term as of February 28, 2001 in the accompanying consolidated balance sheet. The Secondary Line was to expire on December 31, 2001. On February 28, 2002, the Company negotiated an amendment to the Secondary Line. The term was extended until July 31, 2002 with principal reductions to $3,150,000 on March 31, 2002 and additional monthly principal payments of $100,000 from April through July 2002. The interest rate is based on the prime rate plus 2%. All other terms of the agreement remain essentially the same.

        As of February 28, 2002, the outstanding balance on the Primary Line was $9,285,000, of which $500,000 is classified as current, and the outstanding balance on the Secondary Line (all of which is classified as current) was $3,279,000.

        The interest rate on the amended Primary Line is based on a floating LIBOR rate (4.4% at February 28, 2002), based on a ratio of debt to EBITDA, as defined. The note matures on July 1, 2003. The amount of credit available for advance was reduced by $500,000 on July 1, 2001 and will be reduced by an additional $500,000 on July 1, 2002. Advance rates remain the same as under the previous line, including a commitment fee of 0.25% for the unused portion. The new agreement contains affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

Note 8.    Notes Payable to Officers and Directors

        At February 28, 2000 the Company had outstanding borrowings in the form of a demand note from its CEO in the amount of $2,200,000. In June 2000, the Company borrowed an additional $1,400,000 from the CEO to assist with the acquisition of certain assets of the electro optics division of IST. This borrowing was combined with the existing demand note and, as of February 28, 2001, the outstanding balance was $3,600,000. During 2002, the Company borrowed an additional $3,000,000 from the CEO to finance the product line acquisition from Christie Digital. This borrowing is a one-year agreement with interest due monthly based on LIBOR (1.9% at February 28, 2002) plus 2.4%. Additionally, the Company borrowed $500,000 from the CEO during 2002 for short-term financing purposes. As of February 28, 2002, the aggregate outstanding balance due the CEO was $7,100,000.

        Subsequent to year-end, the Company borrowed an additional $740,000 and repaid $340,000 from the CEO of the Company for short-term operating purposes.

        During fiscal 2002, the Company borrowed an additional $98,000 from a Director, resulting in a balance of $241,000 at February 28, 2002. Yearly principal payments of $24,000 are payable through 2007 with a final payment of $121,000 due in 2008. These borrowings bear interest at 10%.

Note 9.    Convertible Subordinated Debentures

        The Company issued $2,000,000 in face value, 8% five-year convertible subordinated debentures in payment of the acquisition of the stock of Z-Axis in fiscal 1997. The debentures are convertible at the holder's option into common shares based upon a conversion rate of $4.17 per share, as adjusted for the April 2001 stock dividend. During fiscal 2002, $775,000 of debentures plus accrued interest were converted into 186,068 common shares. In May 2001, the Company's CEO, the holder of the remaining debentures, in accordance with the provisions of the subordinated debt agreement, elected to extend the maturity date of his remaining $1,000,000 debentures to May 31, 2003.

Note 10.    Stock Options

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 28, 1999	264,000	$3.29
Granted	6,000	3.96
Exercised	(60,000)	1.67
Forfeited or expired	(24,000)	4.07

Outstanding at February 29, 2000	186,000	$3.74
Granted	6,000	5.31
Exercised	(12,000)	3.48
Forfeited or expired	—	—

Outstanding at February 28, 2001	180,000	$3.81
Granted	42,000	4.65
Exercised	—	—
Forfeited or expired	(2,000)	7.40

Outstanding at February 28, 2002	220,000	$3.93

Options exercisable	Number of Shares	Weighted Average Exercise Price
February 28, 2002	220,000	$3.93
February 28, 2001	162,000	3.58
February 29, 2000	174,000	3.56
	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable at February 28, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in years)
$2.29–3.96	151,000	4.5	$3.13
4.40–5.50	48,000	7.6	4.73
7.29–8.44	21,000	5.2	8.00

	220,000	5.3	$3.93

        The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during the years 2002, 2001 and 2000 was $4.33, $1.17 and $0.14, respectively. The weighted average remaining life of options outstanding at February 28, 2002, 2001 and February 29, 2000 was 5.3, 5.7 and 6.6 years, respectively. At February 28, 2002 and 2001, the Company had approximately 298,000 and 338,000 shares, respectively, available for the granting of options under the stock option plan.

        The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for stock options granted. Had compensation cost been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000, consistent with the provisions of the Standard, the Company's net earnings and earnings per share would have changed as indicated by the pro forma amounts below:

	Fiscal Year Ended
	2002	2001	2000
Net income—as reported	$1,182,000	$31,000	$705,000
Net income—pro forma	1,156,000	24,000	704,000
Basic earnings per common share—as reported	$0.25	$0.01	$0.15
Basic earnings per common share—pro forma	$0.25	$0.01	$0.15
Diluted earning per common share—as reported	$0.24	$0.01	$0.15
Diluted earning per common share—pro forma	$0.24	$0.01	$0.15

        The fair value of stock options used to compute pro forma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: expected volatility of 60%, 50% and 35%; a risk-free interest rate of 4.50%, 6.50% and 5.65%; expected lives of 3.5, 2.0 and 5.0 years; and dividend yield of 0.00% for all years.

Note 11.    Taxes on Income

        Provisions for federal, state and foreign income taxes in the consolidated statements of income consisted of the following components:

	Fiscal Year Ended
	2002	2001	2000
Current:
Federal	$560,000	$361,000	$781,000
State	105,000	72,000	134,000
Foreign	—	—	(245,000)

	665,000	433,000	670,000

Deferred:
Federal	369,000	(24,000)	(57,000)
State	24,000	(4,000)	(10,000)
Foreign	(70,000)	(112,000)	(288,000)

	323,000	(140,000)	(355,000)

Total	$988,000	$293,000	$315,000

        Income before taxes and minority interests on income consisted of the following:

	2002	2001	2000
U.S. operations	$2,359,000	$598,000	$2,153,000
Foreign operations	(184,000)	(281,000)	(1,152,000)

	$2,175,000	$317,000	$1,001,000

        The effective income tax rate differed from the statutory federal income tax rate as follows:

	Fiscal Year Ended
	2002	2001	2000
Taxes at statutory federal income tax rate	$740,000	$108,000	$340,000
State income taxes, net of federal benefit	86,000	45,000	47,000
Tax rates attributable to foreign operations	—	(8,000)	(80,000)
Non-deductible amortization of certain fixed and intangible assets	135,000	151,000	138,000
Non-deductible expenses (income)	23,000	19,000	(8,000)
Change in valuation allowance	—	(47,000)	(25,000)
Other	4,000	25,000	(97,000)

Taxes at effective income tax rate	$988,000	$293,000	$315,000

        Deferred income taxes as of February 28, 2002 and 2001 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards.

        The sources of the temporary differences and their effect on the net deferred tax asset consisted of the following:

	2002	2001
Deferred tax assets:
Investment capital loss carryforwards	$240,000	$240,000
Foreign net operating loss carryforwards	470,000	400,000
Uniform capitalization costs	382,000	333,000
Inventory reserve	391,000	606,000
Accrued vacation	71,000	102,000
Allowance for doubtful accounts	122,000	103,000
Other	34,000	107,000

	1,710,000	1,891,000
Valuation allowance	(240,000)	(240,000)
Deferred tax liabilities:
Basis difference of property, plant and equipment	(363,000)	(218,000)
Other	(45,000)	(48,000)

Net deferred tax assets	$1,062,000	$1,385,000

Current	1,175,000	1,164,000
Non-current	(113,000)	221,000

	$1,062,000	$1,385,000

        Current deferred tax assets are included in the consolidated balance sheets under the caption "Prepaid expenses and other." As of February 28, 2001, non-current deferred tax assets are included under the caption "Other assets." Investment loss carryforwards consist primarily of investment losses, which may be utilized to offset any future taxable gains on the sale of investments. The investment loss carryforwards expire in 2005. The Company has provided a valuation allowance on these loss carryforwards, as realization of these assets is not considered likely. The foreign net operating loss carryforwards expire at various times through 2016.

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

Note 12.    Segment Information

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

        The following table sets forth net sales, operating profit, depreciation and amortization, capital expenditures, and identifiable assets for each industry segment and applicable subsegments:

	Fiscal Year Ended
	2002	2001	2000
	(in thousands)
Net Sales
CRT segment
Data display	$11,028	$10,476	$10,319
Entertainment	6,558	7,544	9,350
Monitors	39,697	36,275	25,430
Component parts	1,607	1,943	2,029

	58,890	56,238	47,128
Wholesale Distribution segment	13,476	14,568	16,710

	$72,366	$70,806	$63,838

Operating Profit (Loss)
CRT segment
Data display	$(2,272)	$(2,105)	$(2,110)
Entertainment	2,088	2,814	4,306
Monitors	4,326	1,884	1,194
Component parts	(46)	(48)	(211)

	4,096	2,545	3,179
Wholesale Distribution segment	(445)	(56)	(466)

	$3,651	$2,489	$2,713

Depreciation and Amortization
CRT segment
Data display	$338	$228	$238
Entertainment	150	151	166
Monitors	691	553	417
Component parts	72	76	86

	1,251	1,008	907
Wholesale Distribution segment	409	466	531

	$1,660	$1,474	$1,438

Capital Expenditures**
CRT segment
Data display	$120	$117	$351
Entertainment	—	4	28
Monitors	3,033	2,421	588
Component parts	16	31	34

	3,169	2,573	1,001
Wholesale Distribution segment	87	43	181

	$3,256	$2,616	$1,182

Identifiable Assets
CRT segment
Data display	$20,854	$18,926	$17,824
Entertainment	3,305	3,679	4,445
Monitors	30,924	25,936	16,331
Component parts	2,343	2,212	2,590

	57,426	50,753	41,190
Wholesale Distribution segment	4,415	6,129	8,661

	$61,841	$56,882	$49,851

**
Includes deletions from fixed assets through business divestitures in 2000 and additions to fixed assets through business acquisitions in 2001 and 2002

Note 13.    Benefit Plan

        The Company has a defined contribution plan that covers substantially all U.S. employees. Employees may contribute up to 15% of their compensation, as allowed by IRS regulations. At the Company's discretion, employee contributions of up to 4% of their compensation can be matched at 50% by the Company. The Company's contributions to the Plan amounted to $98,000 and $100,000 in 2001 and 2000, respectively. No contributions were made in 2002.

Note 14.    Commitments

Operating Leases

        The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases. These leases provide that the Company pays taxes, insurance and other expenses on the leased property and equipment. Rent expense under these leases was approximately $2,340,000, $2,546,000 and $2,109,000 in 2002, 2001 and 2000, respectively.

        Future minimum rental payments due under these leases are as follows:

Fiscal Year	Amount
2003	$1,838,000
2004	1,401,000
2005	1,240,000
2006	584,000
2007	424,000
Thereafter	131,000

$5,618,000

        The Company leases four of its manufacturing facilities and certain warehouse space from shareholders and officers under net operating leases expiring at various dates through 2006. Rent expense under these leases totaled approximately $491,000, $439,000 and $597,000 in 2002, 2001 and 2000, respectively.

        Future minimum rental payments due under these leases with related parties are as follows:

Fiscal Year	Amount
2003	$488,000
2004	401,000
2005	240,000
2006	220,000
2007	120,000
Thereafter	100,000

$1,569,000

Note 15.    Concentrations of Risk and Major Customers

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit.

        The Company's CRT segment had net sales to the U.S. government that comprised approximately 15% and 17% of CRT segment net sales and 13% of consolidated net sales both in fiscal 2002 and 2001, respectively. The Company's wholesale electronic parts distributor had net sales to one customer that comprised approximately 20%, 22% and 19% of that subsidiary's net sales in 2002, 2001 and 2000, respectively. Other subsidiaries have a few concentrated customers and vendors that could, if lost, negatively affect sales. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 16.    Supplemental Cash Flow Information

	2002	2001	2000
Cash paid (received) for:
Interest	$1,852,000	$2,146,000	$1,426,000

Income taxes, net of refunds	$464,000	$1,470,000	$(121,000)

Non-cash investing and financing activities:

        During 2002, three holders of subordinated debentures converted $775,000 into 186,068 shares of the Company's common stock.

        During 2002, the Company acquired $960,000 of assets and assumed $960,000 of liabilities in the acquisition of the outstanding common stock of XKD, Corp. No cash was exchanged in this transaction.

Note 17.    Quarterly Data (unaudited)

        The following table sets forth selected quarterly consolidated financial data for the years ended February 28, 2002 and 2001, respectively. The summation of quarterly earnings per share may not agree with annual earnings per share.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$17,479	$18,821	$17,034	$19,032
Gross profit	5,401	5,809	5,786	5,916
Net income	234	352	453	143
Basic and diluted earnings per share	$0.05	$0.07	$0.10	$0.03
	2001
	First Quarter	Second Quarter(a)	Third Quarter	Fourth Quarter(b)
	(in thousands, except per share amounts)
Net Sales	$16,620	$18,061	$18,959	$17,166
Gross profit	5,165	5,707	5,295	4,716
Net income (loss)	240	302	156	(667)
Basic and diluted earnings (loss) per share	$0.05	$0.07	$0.03	$(0.15)

(a)
In May 2000 and June 2000, respectively, the Company acquired the operations of Lexel and IST.

(b)
The fourth quarter of fiscal 2001 included the write off of a note receivable of approximately $514,000.

Video Display Corporation and Subsidiaries

Index to Consolidated Financial Statements Schedule

Report of Independent Certified Public Accountants on Financial Statement Schedule	F-26
Schedule II—Valuation and Qualifying Accounts	F-27

Report of Independent Certified Public Accountants

Video Display Corporation
Tucker, Georgia

        The audits referred to in our report dated May 17, 2002 relating to the consolidated financial statements of Video Display Corporation and subsidiaries, which are contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying schedule. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

        In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                      BDO Seidman, LLP

Atlanta, Georgia
May 17, 2002

VIDEO DISPLAY CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B		Column C		Column D		Column E
			Additions
Description	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts:
February 28, 2002	$289,000		$278,000	$—	$224,000		$343,000
February 28, 2001	$522,000	(b)	$585,000	$—	$818,000	(a)	$289,000
February 29, 2000	$581,000	(b)	$304,000	$—	$363,000	(a)	$522,000	(b)
Reserves for inventory:
February 28, 2002	$1,643,000		$350,000	$—	$353,000		$1,640,000
February 28, 2001	$1,337,000		$438,000	$—	$132,000	(c)	$1,643,000
February 29, 2000	$713,000		$909,000	$—	$285,000	(c)	$1,337,000

(a)
Uncollectible accounts written off.

(b)
Includes a $221,000 allowance on a note receivable.

(c)
Inventory written down or written off.

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
Video Display Corporation and Subsidiaries Index to Consolidated Financial Statements
Video Display Corporation and Subsidiaries Consolidated Balance Sheets
Video Display Corporation and Subsidiaries Consolidated Balance Sheets
Video Display Corporation and Subsidiaries Consolidated Statements of Income
Video Display Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
Video Display Corporation and Subsidiaries Consolidated Statements of Cash Flows
Video Display Corporation and Subsidiaries Notes to Consolidated Financial Statements
Video Display Corporation and Subsidiaries Index to Consolidated Financial Statements Schedule
VIDEO DISPLAY CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS