Form 10-Q
period 2002-05-31
VIDEO DISPLAY CORP
filed 2002-07-16
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended MAY 31, 2002                   Commission File Number 0-13394


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


                        Yes  X                  No
                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

          CLASS                              OUTSTANDING AT MAY 31, 2002
--------------------------                   ---------------------------
Common Stock, No Par Value                            4,767,133


                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                     PAGE

PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements

          Consolidated balance sheets -
            May 31, 2002 (unaudited) and February 28, 2002 (audited)                    3-4

          Consolidated statements of income -
            Three months ended May 31, 2002 and 2001 (unaudited)                          5

          Consolidated statements of shareholders' equity and comprehensive income -
            Twelve months ended February 28, 2002 (audited) and the three months
            ended May 31, 2002 (unaudited)                                                6

          Consolidated statements of cash flows -
            Three months ended May 31, 2002 and 2001 (unaudited)                          7

          Notes to consolidated financial statements -
            May 31, 2002 (unaudited)                                                   8-11

        Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                           12-15

        Item 3.  Quantitative and Qualitative Disclosure About Market Risk               15

PART II  OTHER INFORMATION

        Item 1. Legal Proceedings                                                       16
        Item 2. Changes in Securities and Use of Proceeds                               16
        Item 3. Defaults upon its Senior Securities                                     16
        Item 4. Submission of Matters to a Vote of Security Holders                     16
        Item 5. Other Information                                                       16
        Item 6.  Exhibits and Reports on Form 8-K                                       16


SIGNATURES                                                                              17


                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   MAY 31,       FEBRUARY 28,
                                                    2002             2002
                                                 (UNAUDITED)       (NOTE A)
                                                 ------------    ------------
ASSETS
Current Assets
   Cash and cash equivalents                     $    857,000    $  1,615,000
   Accounts receivable, less allowance for
      possible losses of $429,000 and $343,000     13,510,000      12,712,000
   Inventories (Notes D and G)                     33,111,000      31,920,000
   Prepaid expenses                                 2,899,000       3,276,000
                                                 ------------    ------------
Total current assets                               50,377,000      49,523,000
                                                 ------------    ------------

Property, plant and equipment:
   Land                                               600,000         600,000
   Buildings                                        6,899,000       6,814,000
   Machinery and equipment                         19,075,000      18,845,000
                                                 ------------    ------------
                                                   26,574,000      26,259,000
  Accumulated depreciation and amortization       (17,284,000)    (16,891,000)
                                                 ------------    ------------
Net property, plant, and equipment                  9,290,000       9,368,000
                                                 ------------    ------------

Other assets                                        2,533,000       2,950,000
                                                 ------------    ------------

Total assets                                     $ 62,200,000    $ 61,841,000
                                                 ============    ============


The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           MAY 31,       FEBRUARY 28,
                                                            2002             2002
                                                         (UNAUDITED)       (NOTE A)
                                                         ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                      $  5,173,000    $  4,808,000
   Accrued liabilities                                      4,475,000       4,800,000
   Lines of credit (Note F)                                 3,545,000       3,779,000
   Notes payable to shareholders                            7,522,000       7,124,000
   Current maturities of long-term debt (Note E)            2,035,000       1,443,000
                                                         ------------    ------------
Total current liabilities                                  22,750,000      21,954,000

Convertible subordinated debentures                         1,000,000       1,000,000
Lines of credit (Note F)                                    8,761,000       8,785,000
Long-term debt, less current maturities (Note E)            4,094,000       4,955,000
Notes payable to shareholders, less current maturities        197,000         217,000
Deferred income taxes                                         113,000         113,000
                                                         ------------    ------------
Total liabilities                                          36,915,000      37,024,000
                                                         ------------    ------------

Minority interests                                            166,000         158,000
Redeemable common stock (Note G)                              100,000            --

COMMITMENTS                                                      --              --

SHAREHOLDERS' EQUITY
   Preferred stock, no par value - 2,000,000 shares
      authorized; none issued and outstanding                    --              --
   Common stock, no par value - 10,000,000 shares
      authorized; 4,767,000 and 4,749,000 issued and
      outstanding                                           3,832,000       3,826,000
Additional paid in capital                                     92,000          92,000
Retained earnings                                          22,473,000      22,134,000
Accumulated other comprehensive loss                       (1,378,000)     (1,393,000)
                                                         ------------    ------------
Total shareholders' equity                                 25,019,000      24,659,000
                                                         ------------    ------------
Total liabilities and shareholders' equity               $ 62,200,000    $ 61,841,000
                                                         ============    ============


The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                           MAY 31,
                                                                ----------------------------
                                                                    2002          2001
                                                                ------------    ------------
Net sales                                                       $ 18,819,000    $ 17,479,000

Cost of goods sold                                                12,713,000      12,078,000
                                                                ------------    ------------

   Gross profit                                                    6,106,000       5,401,000
                                                                ------------    ------------

Operating expenses
   Selling and delivery                                            2,027,000       1,470,000
   General and administrative                                      3,357,000       3,055,000
                                                                ------------    ------------
                                                                   5,384,000       4,525,000
                                                                ------------    ------------

   Operating profit                                                  722,000         876,000
                                                                ------------    ------------

Other income (expense)
   Interest expense                                                 (251,000)       (478,000)
   Other, net                                                        108,000         (26,000)
                                                                ------------    ------------
                                                                    (143,000)       (504,000)
                                                                ------------    ------------

   Income before minority interest                                   579,000         372,000

Minority interest expense                                              6,000           3,000
                                                                ------------    ------------

   Income before income taxes                                        573,000         369,000

Income tax expense                                                   234,000         135,000
                                                                ------------    ------------


Net income                                                      $    339,000    $    234,000
                                                                ============    ============


Basic and diluted earnings per share of common stock (Note H)   $       0.07    $       0.05
                                                                ============    ============

Basic weighted average shares outstanding                          4,756,000       4,556,000
                                                                ============    ============

Diluted weighted average shares outstanding                        5,107,000       5,047,000
                                                                ============    ============


The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
           FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2002 (AUDITED) AND
                 THE THREE MONTHS ENDED MAY 31, 2002 (UNAUDITED)


                                                                             ACCUMULATED                        CURRENT
                                                             ADDITIONAL         OTHER                            PERIOD
                                              COMMON           PAID IN      COMPREHENSIVE      RETAINED       COMPREHENSIVE
                                              STOCK            CAPITAL         INCOME          EARNINGS          INCOME
                                              -----            -------         ------          --------          ------

Balance at February 28, 2001                 $ 3,034,000       $92,000      $(1,479,000)      $20,952,000

  Net income for the year                              -             -                -         1,182,000   $    1,182,000

  Unrealized loss on marketable
    equity securities                                  -             -           (2,000)                -           (2,000)
  Foreign currency translation
    adjustment                                         -             -           88,000                 -           88,000
                                                                                                            --------------
       Total comprehensive income                                                                           $    1,268,000
                                                                                                            ==============
   Issuance of common stock
     under stock option plan                      17,000             -                -                 -
    Conversion of subordinated
        debentures to common stock               775,000             -                -                 -
                                         ---------------   -----------      -----------       -----------   --------------

Balance at February 28, 2002                   3,826,000        92,000       (1,393,000)       22,134,000

  Net income for the period                            -             -                -           339,000   $      339,000
  Issuance of common stock
    under stock option plan                        6,000             -                -                 -                -
  Unrealized loss on marketable
    equity securities                                  -             -           (2,000)                -           (2,000)
  Foreign currency translation
    adjustment                                         -             -           17,000                 -           17,000
                                         ---------------   -----------      -----------       -----------   --------------

Balance at May 31, 2002                       $3,832,000       $92,000      $(1,378,000)      $22,473,000   $      354,000
                                         ===============   ===========      ===========       ===========   ==============


The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                                MAY 31,
                                                      --------------------------
                                                         2002           2001
                                                      -----------    -----------
RECONCILIATION OF NET INCOME TO NET CASH
    USED IN OPERATING ACTIVITIES

Net income                                            $   339,000    $   234,000
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   USED IN OPERATIONS:
Depreciation and amortization                             400,000        480,000
Provision for bad debts                                    86,000        (16,000)
CHANGES IN WORKING CAPITAL, NET OF EFFECTS
   FROM ACQUISITIONS:
Accounts receivable                                      (884,000)        (6,000)
Inventories                                            (1,092,000)      (989,000)
Prepaid expenses                                          393,000       (853,000)
Accounts payable and accrued liabilities                   44,000         20,000
Minority interests                                          8,000          2,000
                                                      -----------    -----------
Net cash used in operating activities                 $  (706,000)   $(1,128,000)
                                                      -----------    -----------

INVESTING ACTIVITIES
Capital expenditures                                     (316,000)       (49,000)
Other investing activities                                391,000       (628,000)
                                                      -----------    -----------
Net cash provided by (used in) investing activities        75,000       (677,000)
                                                      -----------    -----------

FINANCING ACTIVITIES
Proceeds from long-term debt and lines of credit        4,553,000      5,723,000
Proceeds from exercise of stock option                      6,000          5,000
Payments on long-term debt and lines of credit         (4,703,000)    (5,900,000)
                                                      -----------    -----------
Net cash used in financing activities                    (144,000)      (172,000)
                                                      -----------    -----------

Effect of exchange rates on cash                           17,000         69,000
                                                      -----------    -----------

Net change in cash                                       (758,000)    (1,908,000)

Cash, beginning of period                               1,615,000      4,137,000
                                                      -----------    -----------

Cash, end of period                                   $   857,000    $ 2,229,000
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

The balance sheet at February 28, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments "consisting of only normal accruals" necessary to present fairly the Company's consolidated financial position as of May 31, 2002 and the Consolidated Statement of Income for the three months ended May 31, 2002 and 2001.

NOTE B - ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. This statement also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No.142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.

In addition, SFAS No. 142 requires that the Company identify reporting units for purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized finite-lived intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This statement is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption. The Company adopted SFAS Nos. 141 and 142 on March 1, 2002, and accordingly, ceased amortization of goodwill at that time. At present, the Company is currently assessing, but has not yet determined, the complete impact the adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position and results of operations. At May 31, 2002, the net book value recorded for goodwill was $1,132,000.

NOTE C - ACCOUNTING STANDARDS NOT YET ADOPTED

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning March 1, 2003. The Company has not assessed the impact of this new statement on its financial position or results of operations.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE D - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consist of:

                                       MAY 31,       FEBRUARY 28,
                                        2002            2002
                                    ------------    ------------
Raw materials and work-in-process   $ 12,234,000    $ 14,478,000
Finished goods                        22,676,000      19,082,000
                                    ------------    ------------
                                      34,910,000      33,560,000
Reserves for obsolescence             (1,799,000)     (1,640,000)
                                    ------------    ------------
                                    $ 33,111,000    $ 31,920,000
                                    ============    ============

NOTE E - LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                     MAY 31,    FEBRUARY 28,
                                                                                      2002        2002
                                                                                   ----------   ----------
Term loan facility; floating interest rate based on an adjusted LIBOR rate
(4.34% as of May 31, 2002), quarterly principal payments commenced November
1999 and maturing November 2005; collateralized by assets of Aydin Display, Inc.   $4,063,000   $4,375,000

Note payable to bank; interest rate of prime (4.75% as of May 31, 2002) plus
1.5% monthly principal payments of $9,000 payable through May 2010;
collateralized by assets of XKD Corporation                                           641,000      656,000

Mortgage payable to bank; interest not to exceed 7.5% and maturing December
2003; collateralized by land and building of Fox International, Inc.
                                                                                      616,000      627,000

Mortgage payable to bank; interest rate of prime plus 0.5%; monthly principal and interest payments of $5,000 commenced in May 2002 and payable through
October 2021; collateralized by land and building of Teltron Technologies, Inc.       598,000      509,000

Other                                                                                 211,000      231,000
                                                                                   ----------   ----------
                                                                                    6,129,000    6,398,000
Less current portion                                                                2,035,000    1,443,000
                                                                                   ----------   ----------
                                                                                   $4,094,000   $4,955,000
                                                                                   ==========   ==========


                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE F - LINES OF CREDIT AND SHORT-TERM DEBT

At February 28, 2001, the Company had a $5,500,000 primary line of credit (the "Primary Line") and a $3,500,000 secondary line of credit (the "Secondary Line") secured by substantially all of the assets of the Company. The Primary Line's interest rate was at a fixed rate of 7.25% and the Secondary Line's interest rate is at Prime (4.75% as of May 31, 2002) plus one percent. Both lines were secured by substantially all of the assets of the Company and were limited by eligible accounts receivable and inventory, as defined by the agreements. As of February 28, 2001 the outstanding balances on the Primary and Secondary lines was $5,500,000 and $3,017,000, respectively.

In May 2000, the Company entered into a $3,000,000 note payable (the "Lexel note") with its primary bank to finance the acquisition of Lexel. The note bore interest at LIBOR plus 2% and was guaranteed by the CEO of the Company.

In May 2001, the Company and its primary bank agreed to consolidate the existing Primary Line and the $3,000,000 Lexel note into a $10,000,000 credit facility (the "amended Primary Line. The Secondary Line was to expire on December 31, 2001. On February 28, 2002, the Company negotiated an amendment to the Secondary Line. The term was extended until July 31, 2002 with principal reductions to $3,150,000 on March 31, 2002 and additional monthly principal payments of $100,000 from April through July 2002. The interest rate is based on the prime rate plus 2%. All other terms of the agreement remain essentially the same.

As of May 31, 2002, the outstanding balance on the Primary Line was $9,261,000, of which $500,000 is classified as current, and the outstanding balance on the Secondary Line (all of which is classified as current) was $3,045,000.

The interest rate on the amended Primary Line is based on a floating LIBOR rate (4.34% at May 31, 2002), based on a ratio of debt to EBITDA, as defined. The note matures on July 1, 2003. The amount of credit available for advance was reduced by $500,000 on July 1, 2001 and by an additional $500,000 on July 1, 2002. Advance rates remain the same as under the previous line, including a commitment fee of 0.25% for the unused portion. The new agreement contains affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION


                                                           THREE MONTHS
                                                              ENDED
                                                       -------------------
                                                        MAY 31,    MAY 31,
                                                         2002       2001
                                                       --------   --------
Cash Paid for:
Interest                                               $331,000   $478,000
                                                       ========   ========
Income taxes, net of refunds                           $499,000   $229,000
                                                       ========   ========

Non-cash Transactions:
Issuance of redeemable common stock
    for purchase of inventory                          $100,000   $   --
                                                       ========   ========
Conversion of convertible debentures to common stock   $   --     $775,000
                                                       ========   ========

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE H - STOCK DIVIDEND AND EARNINGS PER SHARE

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

                                            WEIGHTED
                                         AVERAGE SHARES   EARNINGS PER
                             NET INCOME   OUTSTANDING        SHARE
                             ----------  --------------   ------------
Quarter ended May 31, 2002
Basic                        $ 339,000      4,756,000        $ 0.07
Effect of dilution:
  Options                         --          111,000
  Convertible debt              12,000        240,000
                             ---------      ---------        ------
Diluted                      $ 351,000      5,107,000        $ 0.07
                             =========      =========        ======

Quarter ended May 31, 2001
Basic                        $ 234,000      4,556,000        $ 0.05
Effect of dilution:
  Options                         --           48,000
  Convertible debt              22,000        443,000
                             ---------      ---------        ------
Diluted                      $ 256,000      5,047,000        $ 0.05
                             =========      =========        ======

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company's 2002 Annual Report to Stockholders, which included audited financial statements and notes thereto for the fiscal year ended February 28, 2002, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended May 31, 2002 and 2001, the percentages which selected items in the Statements of Income bear to total sales:

                                                THREE MONTHS ENDED
                                                     MAY 31,
                                                  2002      2001
                                                -------   -------
         Sales
            CRT Segment
               Data Display CRT's                 12.5%     18.0%
               Entertainment CRT's                 9.3       9.4
               Electron Guns and Components        1.6       2.2
               Monitors                           56.6      49.8
            Wholesale Consumer Parts Segment      20.0      20.6
                                                 -----    ------
                                                 100.0%    100.0%

         Costs and expenses
            Cost of goods sold                    67.6%     69.1%
            Selling and delivery                  10.7       8.4
            General and administrative            17.7      17.5
                                                 -----    ------
                                                  96.0%     95.0%

         Income from Operations                    4.0       5.0

         Interest expense                         (1.4)     (2.7)
         Other income (expense)                    0.4      (0.2)
                                                 -----    ------
         Income before income taxes                3.0       2.1
         Provision for income taxes               (1.2)     (0.8)
                                                 -----    ------

         Net income                                1.8%      1.3%
                                                 =====    ======

NET SALES

Consolidated net sales increased $1,340,000 for the quarter ended May 31, 2002 as compared to the quarter ended May 31, 2001. CRT division sales increased $1,163,000 and wholesale division sales increased $177,000 for the comparative periods.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES

CRT segment sales included increases within the monitor and entertainment divisions of $1,920,000 and $110,000 respectively for the comparative periods. Offsetting declines were posted to the data display and component parts divisions of $777,000 and $89,000 respectively for the same comparative periods.

The increase in monitor division sales includes $245,000 related to the acquisition of XKD Corporation in June 2001. Additionally, the monitor division posted sales increases at the Display Systems and Lexel Imaging locations of $865,000 and $1,322,000 respectively. These increases reflect the effects of additions of product lines, including projection simulation, through acquisitions over the past 24 months.

The slight increase within the entertainment division sales is primarily attributed to increased revenues in projection tube sales. The decline in sales within the data display and component parts divisions is primarily a result of declines in the international market.

The increase in sales in the wholesale parts segment of $177,000 includes an increase of approximately $879,000 posted as a result of the distribution agreement with Applica Incorporated signed in the second quarter of fiscal 2002 whereby Fox International is authorized to distribute parts and accessories for the Black & Decker, Toaster Oven, Profinish, Quick and Easy, and Spacemaker product lines. The Company has also reached an agreement with Norelco, but the revenue impact was minimal in the first quarter of fiscal year 2003. The offsetting declines of approximately $700,000 are attributed to declines with major distributors and retail consumers, which is related to the effects of the economic downturn experienced in the U.S. during the last nine months.

GROSS MARGINS

Consolidated gross profit margins increased slightly to 32.4% from 30.9% for the quarter ended May 31, 2002 as compared to May 31, 2001. CRT segment margins remained relatively flat at 29.5% while the wholesale consumer parts segment increased to 44.0% from 35.1% for the comparable periods.

Wholesale parts segment margins increased primarily due to the Applica Incorporated distribution agreement. Those revenues include a handling charge and shipping revenue, which accounts for approximately 70% profit margin before the effects of offsetting expenses reflected in operating expenses. Excluding the effects of the Applica profits, gross margins for this segment would be 36.2% as compared to 35.1% for the comparative periods ended May 31, 2002 and 2001, respectively.

OPERATING EXPENSES

Operating expenses as a percentage of sales increased to 28.4% for the quarter ended May 31, 2002 as compared to 25.9% for May 31, 2001. CRT segment operating expenses increased $425,000 or 1% as compared to net sales and the wholesale segment expenses increased $434,000 or 4.4% as compared to the net sales of the comparative period a year ago.

CRT expenses increased $100,000 due to the XKD Corporation acquisition and $400,000 due to increases at the Display Systems location as a result of additional costs associated with the acquired projection simulation product lines.

Wholesale segment expenses include increases of $315,000 in delivery expense as well as increases to warehousing rent and labor costs resulting from the additional costs associated with the Applica distribution agreement.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES


INTEREST EXPENSE

Interest expense decreased $227,000 in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. These rates are lower for the comparative periods.

INCOME TAXES

The effective tax rate for the quarter ended May 31, 2002 is 40.8% as compared to 36.6% a year ago.

FOREIGN CURRENCY TRANSLATION

The Company's Mexican subsidiary reports on the basis of the functional currency as being the US dollar. Any exchange gains or losses due to the actual exchange of pesos and US dollars are currently reflected in the Company's income statements. There were no significant gains or losses for the current period reported.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2002, the Company had total cash and cash equivalents of $857,000. The Company's working capital was $27,627,000 and $27,569,000 at May 31, 2002 and February 28, 2002. The slight increase in working capital can be attributed primarily to the purchase of inventory with long term financing resources.

Cash used in operations for the period ended May 31, 2002 was $706,000 as compared to cash used in operations of $1,128,000 in the same period a year ago. Net income for the first quarter ended May 31, 2002 adjusted for non-cash items provided cash of $825,000. Increases in accounts receivable and inventories used cash of $1,976,000 for the quarter ended May 31, 2002. During the quarter ended May 31, 2001, operating cash flows were provided primarily by net income adjusted for non-cash items of $698,000. Offsetting increases in accounts receivable, inventories, prepaid expenses, and other assets, and declines in accounts payable used cash of $1,826,000.

The increase in accounts receivable of $884,000 during the first quarter of fiscal 2003 was due primarily to increased sales in the first quarter of fiscal 2003. The increase in inventories of $1,092,000 was primarily attributable to the purchase of inventory to support the new projection simulator product line in the Florida location as well as increased inventory requirements at the Lexel operation to support revenue growth. The decrease in prepaid expenses and increase in accounts payable and accrued liabilities reflects the net effects of tax payments in the first quarter of fiscal 2003.

Investing activities provided $75,000 in the first quarter of fiscal 2003. Included in this were acquisitions of property plant and equipment of $316,000.

Financing activities used $144,000 in the first quarter of fiscal 2003. There were no new debt agreements entered into in the first quarter of fiscal 2003. Available funds under current lines of credit and borrowings from the CEO provided cash used in operations. Additionally operations generated cash to pay down debt $149,000 during the first quarter of fiscal 2003.

Subsequent to quarter end the Company repurchased 7,300 shares of common stock under its stock repurchase program.


FORWARD-LOOKING INFORMATION

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $26,131,000 of outstanding debt at May 31, 2002 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company's interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an decrease of approximately $261,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at May 31, 2002. The Company does not trade in derivative financial instruments.

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

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES

                                     PART II


Item 1. Legal Proceedings

         No new legal proceedings or material changes in existing litigation occurred during the quarter ended May 31, 2002.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other information

         None

Item 6. Exhibits and Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended May 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                      VIDEO DISPLAY CORPORATION


July 16, 2002                      By: /s/ Ronald D. Ordway
                                       -------------------------
                                       Ronald D. Ordway
                                       Chief Executive Officer



                                   By: /s/ Carol D. Franklin
                                       -------------------------
                                       Carol D. Franklin
                                       Chief Financial Officer and Secretary