Form 10-Q
period 2002-08-31
VIDEO DISPLAY CORP
filed 2002-10-15
CIK 758743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                        QUARTERLY REPORT UNDER SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended AUGUST 31, 2002                Commission File Number 0-13394


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

                           Yes  X             No
                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

            CLASS                        OUTSTANDING AT AUGUST 31, 2002
------------------------------           ------------------------------
Common Stock, No Par Value                         4,761,833

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

               Consolidated balance sheets -
                 August 31, 2002 (unaudited) and February 28, 2002 (audited)                    3-4

               Consolidated statements of income -
                 Three and six months ended August 31, 2002 and 2001 (unaudited)                  5

               Consolidated statements of shareholders' equity and comprehensive income -
                 Twelve months ended February 28, 2002 (audited) and the six months
                 ended August 31, 2002 (unaudited)                                                6

               Consolidated statements of cash flows -
                 Six months ended August 31, 2002 and 2001 (unaudited)                            7

               Notes to consolidated financial statements -
                 August 31, 2002 (unaudited)                                                   8-11

             Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                   12-16

             Item 3.  Quantitative and Qualitative Disclosure About Market Risk                  17

             Item 4.  Controls and Procedures                                                    17

PART II.     OTHER INFORMATION

             Item 1. Legal Proceedings                                                           18
             Item 2. Changes in Securities and Use of Proceeds                                   18
             Item 3. Defaults upon its Senior Securities                                         18
             Item 4. Submission of Matters to a Vote of Security Holders                         18
             Item 5. Other Information                                                           18
             Item 6. Exhibits and Reports on Form 8-K                                             1

SIGNATURES                                                                                       19

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 AUGUST 31,       FEBRUARY 28,
                                                    2002              2002
                                                (UNAUDITED)         (NOTE A)
                                                -------------    --------------
ASSETS
Current Assets
   Cash and cash equivalents                     $  2,276,000    $  1,615,000
   Accounts receivable, less allowance for
      possible losses of $525,000 and $343,000     12,504,000      12,712,000
   Inventories (Note D)                            32,841,000      31,920,000
   Prepaid expenses                                 3,227,000       3,276,000
                                                 ------------    ------------
Total current assets                               50,848,000      49,523,000
                                                 ------------    ------------

Property, plant and equipment:
   Land                                               600,000         600,000
   Buildings                                        6,970,000       6,814,000
   Machinery and equipment                         19,289,000      18,845,000
                                                 ------------    ------------
                                                   26,859,000      26,259,000
  Accumulated depreciation and amortization       (17,607,000)    (16,891,000)
                                                 ------------    ------------
Net property, plant, and equipment                  9,252,000       9,368,000
                                                 ------------    ------------

Other assets                                        2,862,000       2,950,000
                                                 ------------    ------------

Total assets                                     $ 62,962,000    $ 61,841,000
                                                 ============    ============


The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           AUGUST 31,     FEBRUARY 28,
                                                              2002           2002
                                                          (UNAUDITED)      (NOTE A)
                                                         ------------    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                      $  6,373,000    $  4,808,000
   Accrued liabilities                                      3,978,000       4,800,000
   Lines of credit (Note F)                                 9,524,000       3,779,000
   Notes payable to shareholders                            7,319,000       7,124,000
   Current maturities of long-term debt (Note E)            2,711,000       1,443,000
                                                         ------------    ------------
Total current liabilities                                  29,905,000      21,954,000

Convertible subordinated debentures                         1,000,000       1,000,000
Lines of credit (Note F)                                           --       8,785,000
Long-term debt, less current maturities (Note E)            6,122,000       4,955,000
Notes payable to shareholders, less current maturities        169,000         217,000
Deferred income taxes                                         113,000         113,000
                                                         ------------    ------------
Total liabilities                                          37,309,000      37,024,000
                                                         ------------    ------------

Minority interests                                            176,000         158,000
Redeemable common stock                                       100,000              --

COMMITMENTS                                                        --              --

SHAREHOLDERS' EQUITY
   Preferred stock, no par value - 2,000,000 shares
      authorized; none issued and outstanding                      --              --
   Common stock, no par value - 10,000,000 shares
      authorized; 4,767,000 and 4,749,000 issued and
      outstanding                                           3,791,000       3,826,000
Additional paid in capital                                     92,000          92,000
Retained earnings                                          22,830,000      22,134,000
Accumulated other comprehensive loss                       (1,336,000)     (1,393,000)
                                                         ------------    ------------
Total shareholders' equity                                 25,377,000      24,659,000
                                                         ------------    ------------
Total liabilities and shareholders' equity               $ 62,962,000    $ 61,841,000
                                                         ============    ============


The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        AUGUST 31,                      AUGUST 31,
                                              ----------------------------    ----------------------------
                                                   2002           2001            2002            2001
                                              ------------    ------------    ------------    ------------
Net sales                                     $ 19,607,000    $ 18,821,000    $ 38,426,000    $ 36,300,000

Cost of goods sold                              13,930,000      13,012,000      26,643,000      25,090,000
                                              ------------    ------------    ------------    ------------
   Gross profit                                  5,677,000       5,809,000      11,783,000      11,210,000
                                              ------------    ------------    ------------    ------------
Operating expenses
   Selling and delivery                          1,914,000       1,711,000       3,941,000       3,179,000
   General and administrative                    2,747,000       3,143,000       6,104,000       6,200,000
                                              ------------    ------------    ------------    ------------
                                                 4,661,000       4,854,000      10,045,000       9,379,000
                                              ------------    ------------    ------------    ------------
   Operating profit                              1,016,000         955,000       1,738,000       1,831,000
                                              ------------    ------------    ------------    ------------
Other income (expense)
   Interest expense                               (455,000)       (450,000)       (706,000)       (928,000)
   Other, net                                      (16,000)         74,000          92,000          46,000
                                              ------------    ------------    ------------    ------------
                                                  (471,000)       (376,000)       (614,000)       (882,000)
                                              ------------    ------------    ------------    ------------
   Income before minority interest                 545,000         579,000       1,124,000         949,000

Minority interest expense                            6,000           2,000          12,000           3,000
                                              ------------    ------------    ------------    ------------
   Income before income taxes                      539,000         577,000       1,112,000         946,000
                                              ------------    ------------    ------------    ------------
Income tax expense                                 182,000         225,000         416,000         361,000
                                              ------------    ------------    ------------    ------------

Net income                                    $    357,000    $    352,000    $    696,000    $    585,000
                                              ============    ============    ============    ============

Basic earnings per share of common stock      $       0.07    $      0.07     $       0.15    $       0.13
                                              ============    ============    ============    ============

Diluted earnings per share of common stock    $       0.07    $       0.07    $       0.14    $       0.12
                                              ============    ============    ============    ============

Basic weighted average shares outstanding        4,764,000       4,747,000       4,760,000       4,654,000
                                              ============    ============    ============    ============

Diluted weighted average shares outstanding      5,105,000       5,009,000       5,105,000       5,004,000
                                              ============    ============    ============    ============


The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
           FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2002 (AUDITED) AND
                THE SIX MONTHS ENDED AUGUST 31, 2002 (UNAUDITED)



                                                                            ACCUMULATED                      CURRENT
                                                             ADDITIONAL        OTHER                         PERIOD
                                              COMMON           PAID IN     COMPREHENSIVE    RETAINED     COMPREHENSIVE
                                              STOCK            CAPITAL         INCOME       EARNINGS         INCOME
                                              -----            -------         ------       --------         ------

Balance at February 28, 2001              $  3,034,000    $     92,000    $ (1,479,000)   $ 20,952,000

  Net income for the year                           --              --              --       1,182,000   $   1,182,000
  Unrealized loss on marketable
    equity securities                               --              --          (2,000)             --          (2,000)
  Foreign currency translation
    adjustment                                      --              --          88,000              --          88,000
                                                                                                          ------------
       Total comprehensive income                                                                         $  1,268,000
                                                                                                          ============
   Issuance of common stock
     under stock option plan                    17,000              --              --              --
   Conversion of subordinated
     debentures to common stock                775,000              --              --              --
                                          ------------    ------------    ------------    ------------    ------------

Balance at February 28, 2002                 3,826,000          92,000      (1,393,000)     22,134,000

  Net income for the period                         --              --              --         696,000    $    696,000
  Unrealized loss on marketable
    equity securities                               --              --          (4,000)             --          (4,000)
Foreign currency translation adjustment             --              --          61,000              --          61,000
                                                                                                          ------------
     Total comprehensive income                                                                           $    753,000
                                                                                                          ============
Issuance of common stock under stock
   option plan                                  11,000              --              --              --
Repurchase of common stock                     (46,000)             --              --              --
                                          ------------    ------------    ------------    ------------    ------------
Balance at August 31, 2002                $  3,791,000    $     92,000    $ (1,336,000)   $ 22,830,000
                                          ============    ============    ============    ============    ============


The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                               AUGUST 31,
                                                      ----------------------------
                                                          2002            2001
                                                      ------------    ------------
RECONCILIATION OF NET INCOME TO NET CASH
    USED IN OPERATING ACTIVITIES

Net income                                            $    696,000    $    585,000
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   USED IN OPERATIONS:
Depreciation and amortization                              716,000         875,000
Provision for bad debts                                    182,000         (37,000)
CHANGES IN WORKING CAPITAL, NET OF EFFECTS
   FROM ACQUISITIONS:
Accounts receivable                                         26,000      (1,248,000)
Inventories                                               (821,000)       (583,000)
Prepaid expenses                                            49,000        (414,000)
Accounts payable and accrued liabilities                   743,000        (227,000)
Minority interests                                          18,000           3,000
                                                      ------------    ------------
Net cash provided by (used in) operating activities   $  1,609,000    $ (1,046,000)
                                                      ------------    ------------

INVESTING ACTIVITIES
Capital expenditures                                      (600,000)     (1,008,000)
Other investing activities                                  88,000      (1,280,000)
                                                      ------------    ------------
Net cash used in investing activities                     (512,000)     (2,288,000)
                                                      ------------    ------------

FINANCING ACTIVITIES
Proceeds from long-term debt and lines of credit         7,776,000      15,862,000
Proceeds from exercise of stock options                     11,000           5,000
Repurchase of shares of common stock                       (46,000)             --
Payments on long-term debt and lines of credit          (8,234,000)    (14,846,000)
                                                      ------------    ------------
Net cash provided by (used in) financing activities       (493,000)      1,021,000
                                                      ------------    ------------

Effect of exchange rates on cash                            57,000          18,000
                                                      ------------    ------------

Net increase (decrease) in cash                            661,000      (2,295,000)

Cash, beginning of period                                1,615,000       4,137,000
                                                      ------------    ------------

Cash, end of period                                   $  2,276,000    $  1,842,000
                                                      ============    ============


The accompanying notes are an integral part of these statements.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with instructions for Form 10-Q as found in Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the statements. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended February 28, 2002 included in the Company's Annual Report on Form 10-K.

The consolidated financial statements included the accounts of the Company and its majority owned subsidiaries after elimination of all significant inter-company accounts and transactions.

NOTE B - ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

 In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS", and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. This statement also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.

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

The Company adopted SFAS Nos. 141 and 142 on March 1, 2002, and accordingly, ceased amortization of goodwill at that time. Goodwill amortization expense of $80,000 and $160,000 was included in the consolidated financial statements for the three and six months ended August 31, 2001, respectively. Had goodwill amortization expense not been recognized in 2001, basic earnings per share would have increased from $0.07 per share to $0.08 per share for the three months ended August 31, 2001, and from $0.13 per share to $0.15 per share for the six months ended August 31, 2001.

As of August 31, 2002, the Company completed the first phase of transitional testing for the potential impairment of goodwill relating to its Monitor division. The Company used a mulitple of EBITDA (earnings before interest, taxes, depreciation and amortization expense) in evaluating the fair value of the Monitor division. As a result of such testing, the Company determined there was no impairment of goodwill that should be included in the accompanying financial statements. At August 31, 2002, the net book value recorded for goodwill was $1,142,000.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE C - ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company currently anticipates that adoption of this statement will not have a material impact on its financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS 144 addresses financial accounting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is in the process of evaluating the impact this standard will have on its financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "RESCISSION OF SFAS NO. 4, 44, 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTIONS." SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will not have a current impact on the Company's consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company currently anticipates that adoption of this statement will not have a material impact on its financial statements.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consist of:


                                     AUGUST 31,      FEBRUARY 28,
                                        2002             2002
                                    ------------    -------------
Raw materials and work-in-process   $ 13,375,000    $ 14,478,000
Finished goods                        21,347,000      19,082,000
                                    ------------    ------------
                                      34,722,000      33,560,000
Reserves for obsolescence             (1,881,000)     (1,640,000)
                                    ------------    ------------
                                    $ 32,841,000    $ 31,920,000
                                    ============    ============


                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE E - LONG-TERM DEBT

Long-term debt consisted of the following:


                                                         AUGUST 31,  FEBRUARY 28,
                                                            2002         2002
                                                        -----------  ------------
Term loan facility; floating interest rate based on an
adjusted LIBOR rate (4.75% as of August 31, 2002),
quarterly principal payments Commenced November
1999 and maturing November 2005; collateralized by
assets of Aydin Display, Inc.                            $4,063,000   $4,375,000

Term loan facility; interest rate of prime (4.75% as
of August 31, 2002) plus 1.75%, monthly principal
payments of $57,000 payable through July 31,2004;
collateralized by the receivables and inventory of
Fox International, Ltd.                                   2,745,000           --

Note payable to bank; interest rate of prime (4.75% as
of August 31, 2002) plus 1.5% monthly principal
payments of $9,000 payable through May 2010;
collateralized by assets of XKD Corporation                 626,000      656,000

Mortgage payable to bank; interest not to exceed
7.5% and maturing December 2003; collateralized by
land and building of Fox International, Inc.                612,000      627,000

Mortgage payable to bank; interest rate of prime
plus 0.5%; monthly principal and interest payments
of $5,000 commenced in May 2002 and payable through
October 2021; collateralized by land and building
of Teltron Technologies, Inc.                               594,000      509,000
Other                                                       193,000      231,000
                                                         ----------   ----------
                                                          8,833,000    6,398,000
Less current portion                                      2,711,000    1,443,000
                                                         ----------   ----------
                                                         $6,122,000   $4,955,000
                                                         ==========   ==========


NOTE F - LINES OF CREDIT AND SHORT-TERM DEBT

In May 2001, the Company and its primary bank agreed to consolidate an existing line of credit and term note payable into a $10,000,000 credit facility (the "Primary Line"). The interest rate on the Primary Line is based on a floating LIBOR rate (4.32% at August 31, 2002), based on a ratio of debt to EBITDA, as defined. The note matures on July 1, 2003, and accordingly has been classified as current on the August 31, 2002 balance sheet. The amount of credit available for advance was reduced by $500,000 on July 1, 2001. A second scheduled reduction of $500,000 scheduled for July 1, 2002 was extended indefinitely while the company negotiates changes to the Primary Line. Advance rates remain the same as under the previous line, including a commitment fee of 0.25% for the unused portion. The new agreement contains affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

The Secondary Line was to expire on December 31, 2001. On February 28, 2002, the Company negotiated an amendment to the Secondary Line. The term was extended until July 31, 2002 with principal reductions to $3,150,000 on March 31, 2002 and additional monthly principal payments of $100,000 from April through July 2002. On August 1, 2002, the Company further amended the Secondary Line and converted it to a term debt note with principal payments of $57,000 and interest rate of Prime (4.75% as of August 31, 2002) plus 1.75% that matures on July 31, 2004.

                   VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


As of August 31, 2002, the outstanding balances on the Primary Line and Secondary Lines were $9,524,000 and $2,745,000, respectively.

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 SIX MONTHS ENDED
                                                               ---------------------
                                                               AUGUST 31,  AUGUST 31,
                                                                  2002       2001
                                                               ---------   ---------
Cash Paid for:
Interest                                                        $599,000   $928,000
                                                                ========   ========
Income taxes, net of refunds                                    $377,000   $235,000
                                                                ========   ========
Non-cash Transactions:
Issuance of redeemable common stock for purchase of inventory
                                                                $100,000   $     --
                                                                ========   ========
Conversion of convertible debentures to common stock            $     --   $775,000
                                                                ========   ========


NOTE H - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during each year. Shares issued or repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per share is calculated by dividing net income (adjusted for interest savings, net of tax, on assumed subordinated debenture conversion) by the actual shares outstanding and share equivalents that would arise from the exercise of stock options and the assumed conversion of debentures when such assumption have a dilutive effect on the calculation. Out-of-the-money (exercise price higher than market price) stock options are excluded from the calculation because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended August 31, 2002 and 2001:


                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     AUGUST 31,                    AUGUST 31,
                                                                2002           2001           2002           2001
                                                                ----           ----           ----           ----
           NUMERATOR FOR BASIC EPS:
             Net income                                     $   357,000    $   352,000   $   696,000    $   585,000
           DENOMINATOR FOR BASIC EPS:
             Beginning shares outstanding                     4,749,000      4,559,000     4,749,000      4,559,000
             Additional shares issued                            20,000        188,000        14,000         95,000
             Repurchased shares                                  (5,000)            --        (3,000)            --
             Weighted average shares outstanding - Basic      4,764,000      4,747,000     4,760,000      4,654,000
           NUMERATOR FOR DILUTED EPS:
             Net income                                     $   357,000    $   352,000   $   696,000    $   585,000
             Interest savings, net of tax, on
               assumed conversion of debentures                  12,000         11,000        25,000         24,000

             Adjusted net income                            $   369,000    $   363,000   $   721,000    $   609,000
           DENOMINATOR FOR DILUTED EPS:
            Weighted average shares outstanding - Basic       4,764,000      4,747,000     4,760,000      4,654,000
            Effect of dilutive stock options                     95,000         39,000        99,000         39,000
            Assumed conversion of debentures                    246,000        223,000       246,000        311,000
            Weighted average shares outstanding - Diluted     5,105,000      5,009,000     5,105,000      5,004,000


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

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended August 31, 2002 and 2001, the percentages which selected items in the Statements of Income bear to total sales:


                                                            THREE MONTHS                                 SIX MONTHS
                                                          ENDED AUGUST 31,                             ENDED AUGUST 31,
                                                     2002                  2001                   2002                  2001
                                               -----------------------------------------------------------------------------------
Sales
   CRT Segment
      Data Display CRT's                                  14.1   %              15.1   %              13.3   %               16.5  %
      Entertainment CRT's                                  7.8                   8.3                   8.6                    8.8
      Electron Guns and Components                         1.8                   1.2                   1.7                    1.8
      Monitors                                            54.3                  58.1                  55.4                   54.1
                                               ----------------       ---------------       ---------------       ----------------
          Total CRT Segment                               78.1   %              82.7   %              79.0   %               81.2  %
   Wholesale Consumer Parts Segment                       21.9                  17.3                  21.0                   18.9
                                               ----------------       ---------------       ---------------       ----------------
                                                         100.0   %             100.0   %             100.0   %              100.0  %
Costs and expenses
   Cost of goods sold                                     71.0   %              69.1   %              69.3   %               69.1  %
   Selling and delivery                                    9.8                   9.1                  10.3                    8.8
   General and administrative                             14.0                  16.7                  15.9                   17.1
                                               ----------------       ---------------       ---------------       ----------------
                                                          94.8   %              94.9   %              95.5   %               95.0  %

Income from Operations                                     5.2   %               5.1   %               4.5   %                5.0  %

Interest expense                                           2.3   %               2.4   %               1.8   %                2.6  %
Other income (expense)                                   (0.1)                   0.4                   0.2                    0.2
                                               ----------------       ---------------       ---------------       ----------------
Income before income taxes                                 2.8   %               3.1   %               2.9   %                2.6  %
Provision for income taxes                                 0.7                   1.2                   1.0                    1.0
                                               ----------------       ---------------       ---------------       ----------------

Net Income                                                 2.1   %               1.9   %               1.9   %                1.6  %
                                               ================       ===============       ===============       ================


NET SALES

Consolidated net sales increased $786,000 and $2,126,000 for the three and six months ended August 31, 2002 as compared to the same period ended August 31, 2001. CRT division sales decreased $254,000 for the three-month comparative period ended August 31, 2002 and increased $910,000 for the six-month comparative period ended August 31, 2002. Wholesale division sales increased $1,040,000 and $1,216,000 for the same comparative periods.

CRT segment sales included decreases for the three-month comparative periods of $106,000 for the display and entertainment divisions, $276,000 for the monitor division, and increases of $128,000 in the component division. Six month comparative results consisted of increases of $1,773,000 in the monitor, entertainment and component divisions, offset by declines of $863,000 in the display division.

Declines in revenues within the display division reflect the reduction of sales primarily in the Company's international locations due to general economic slowdowns. The Mexican location has been negatively impacted from the reduction of revenues for its projection tube rework for OEMs who have decided to do the procedures performed in Mexico in-house.

The sales revenue of the entertainment division was relatively flat for the second quarter comparative periods. Year-to-date comparative sales show a slight net increase. Projection tube sales for use in home theater and commercial applications have increased $183,000 and $366,000 for the three and six-month periods ended August 31, 2002 as compared to one year ago. Increased Internet marketing efforts and enhancements to the Company's website have increased exposure and sales volume.

Television CRT revenue has shown a decline of $203,000 and $273,000 for the three and six month comparative periods. The Company continues to maintain a greater than 90% market share for replacement tubes. The decline is due to a decrease in sales to several of the Company's larger customers for replacement tubes.

The monitor division, while up for the comparative six-month period, posted slight declines for the comparative quarter a year ago. The Display System location that sells projection units for use primarily in simulation settings continues to show substantial growth. Revenues from this location increased $1,429,000 and $2,294,000 for the three and six-month periods ended August 31, 2002 as compared to August 31, 2001.

The company's Aydin and Z-Axis locations posted declines in revenues of $1,301,000 and $1,879,000 for the three and six month comparative periods. These companies continue to seek alternate products to satisfy customers' flat panel technology needs. The Wolcott, CT location was in a phase-out period during the second quarter of fiscal 2002 and officially closed its doors and transferred its operations to the Company's Lexington, KY facility at the end of August. Additional monitor division locations posted declines in revenue of $369,000 and $251,000 for the three and six month comparative periods.

The component division posted increased revenues for the three and six month period primarily attributed to increased volume due to the acquisition of inventory and equipment and corresponding customer base of a small electron gun distributor. This acquisition has added customers in the international arena from which the Company had previously had restricted exposure.

The increase in sales in the wholesale parts segment of $1,040,000 and $1,216,000 for the three and six month comparative periods ended August 31, 2002 is a result of the distribution agreement with Applica, Incorporated signed in the second quarter of fiscal 2002. Additionally, the Company has signed an agreement with Norelco. These distribution agreements added $736,000 and $931,000 for the three and six month periods as compared to one year ago.

GROSS MARGINS

Consolidated gross profit margins decreased from 30.9% to 29.0% and from 30.9% to 30.7% for the three and six months ended August 31,2002 as compared to August 31, 2001. CRT segment margins decreased from 29.2% to 25.6% and from 29.5% to 27.3% for the three and six month comparative periods. The wholesale parts segment increased from 38.3% to 41.3% and from 36.6% to 43.5% for the same comparative periods.

CRT segment margins where impacted during the second quarter by costs associated with the continued downsizing of the Mexican operations. Volume in that location has declined significantly, but there are continuing overhead costs.

Late in the second quarter, the Company was notified that the projection rework being performed by the Mexican operation for major OEMs was to be discontinued. The operation should be completely shut down by December 2002. There were other variances in the entertainment and monitor divisions within the CRT segment due to fluctuations both in volume and overhead.

The wholesale parts segment margins increased primarily due to the Applica Inc and Norelco distribution agreements. The revenues associated with these agreements include primarily handling charges and shipping income, which accounts for an approximately 70% profit margin before the effects of offsetting operating expenses. Excluding the effects of the distribution agreement revenues, gross margins would be 28.7% and 34.5% for the three and six month comparative periods.

OPERATING EXPENSES

Operating expenses as a percentage of sales decreased to 23.8% from 25.8% for the three months and increased to 26.2% from 25.9% for the six months ended August 31, 2002 as compared to a year ago. CRT segment expenses increased $28,000 and the wholesale parts segment increased $694,000 for the six months ended August 31, 2002 as compared to a year ago.

The increases to the wholesale parts segment include increases to selling and delivery charges, warehouse rent and labor charges in the amount of approximately $610,000 for the six months ended August 31, 2002 in conjunction with the increase in volume associated with the new distribution agreements.

INTEREST EXPENSE

Interest expense increased $5,000 and decreased $222,000 for the three months and six months ended August 31, 2002 as compared to a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. Rates were lower than the previous comparative periods by as much as two percent. Outstanding borrowings did increase $1,895,000 for the comparative periods, but due to the lower rates and the timing of the increased borrowings, the overall effect was a decline in expense for the six-month period. Outstanding debt to officers, which is financed at prime plus one, increased approximately $2,500,000 over the comparative reporting period one year ago. The secondary line of credit, with a balance of approximately $2,700,000, had a rate increase of 1% during the comparative six-month period.

INCOME TAXES

The effective rate for the six months ended August 31, 2002 as compared to August 31, 2001 is 37.4% as compared to 38.1%.

FOREIGN CURRENCY TRANSLATION

The Company's Mexican subsidiary reports on the basis of the functional currency as being the US dollar. Any exchange gains or losses due to the actual exchange of pesos and US dollars are currently reflected in the Company's income statements. There was a $49,000 currency loss as compared to a $50,000 currency gain reflected in the six-month periods ended August 31, 2002 and August 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2002, the Company had total cash and cash equivalents of $2,276,000. The Company's working capital was $20,943,000 and $27,569,000 at
August 31, 2002 and February 28, 2002. Included in the decrease in working capital were effects of reclassifications of the Primary Line from long-term to current and the conversion of the Secondary Line, previously reported as current, to a term not maturing in 2004. These reclassifications reduced working capital by $6,963,000. The offsetting increase in working capital of $336,000 is primarily the result of increases to inventory funded by increases to accounts payable and better collection of accounts receivable and short-term debt.

Cash provided by operations for the six-month period ended August 31, 2002 was $1,609,000 as compared to cash used in operations of $1,046,000 in the same period a year ago. Net income for the six months ended August 31, 2002, adjusted for non-cash items provided cash of $1,594,000. Increases in inventories used cash of $821,000 for the six months ended August 31, 2002. Decreases in accounts receivables and prepaid expenses provided cash of $75,000. Increases in accounts payable and accrued liabilities provided cash of $761,000. During the six months ended August 31, 2001, net income adjusted for non-cash items provided $1,423,000. Increases in inventories, prepaids and accounts receivable used cash of $2,245,000. Decreases in accounts payable used cash of $224,000. Fluctuations in receivables and inventories are primarily a function of sales levels and better collection results during the first six months of fiscal 2003.

Investing activities used $512,000 for the six months ended August 31, 2002. Included in this amount was $600,000 of additions to property, plant and equipment. Building addition construction costs were $132,000 of this total.

Financing activities used cash of $493,000 for the six months period ended August 31, 2002. Of this amount $46,000 was used to repurchase Company stock and the remainder was used to repay long-term debt.

The Company is in the process of consolidating its Horsham, PA location into the newly enlarged Birdsboro, PA facility. Additional construction costs of approximately $200,000 are expected to be incurred prior to the end of the current fiscal year. The Company is in the process of obtaining low interest financing from the Pennsylvania Industrial Development Authority to assist in covering these costs. Additional financing in the amount of approximately $500,000 is expected to be completed by the end of the fiscal year. This financing will be used to offset costs already incurred by the Company.

The Company continues to examine its operating cash needs and is currently investigating financing opportunities to ease its current cash and debt situations. The Company has been impacted by growth in certain divisions, requiring investment in inventories. Additionally, the Company has had to fund costs associated with shutdowns and relocation of two facilities. The Company has obtained financing from the CEO to assist in this short term situation but is in negotiations with its current lender to expand its current line to meet the future operating needs of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $26,845,000 of outstanding debt at August 31, 2002 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company's interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an decrease of approximately $269,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at August 31, 2002. The Company does not trade in derivative financial instruments.

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


ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 ( c) and 15-d-14 ( c)) as of a date within 90 days of filing date of the quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

b) Changes in internal controls: There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

                                     PART II


Item 1.  Legal Proceedings

         No new legal proceedings or material changes in existing litigation occurred during the quarter ended August 31, 2002.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         a) The Company held its annual meeting of stockholders on August 23, 2002 and solicited votes by proxy in conjunction with such meeting.

         b) The following matter was approved by the shareholders:
              (i) The approval of management's nominees to the Board of Directors with the nominees receiving the following votes:


                                     FOR       WITHHELD     ABSTAIN
                                  ----------   --------     -------
             Ronald D. Ordway     4,643,412       9,200      57,773
             Ervin Kuczogi        4,652,612          --      57,773
             Ronald G. Moyer      4,652,592          20      57,773
             Murray Fox           4,487,756     164,856      57,773
             Carolyn Howard       4,652,612          --      57,773
             Carleton E. Sawyer   4,592,070      60,542      57,773


Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

        No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                     VIDEO DISPLAY CORPORATION


October 15, 2002                     By:  /S/ RONALD D. ORDWAY
                                          ---------------------------
                                          Ronald D. Ordway
                                          Chief Executive Officer



                                     By:  /S/ CAROL D. FRANKLIN
                                          --------------------------
                                          Carol D. Franklin
                                          Chief Financial Officer and Secretary