Form 10-Q
period 2002-11-30
VIDEO DISPLAY CORP
filed 2003-01-21
CIK 758743

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 30, 2002                Commission File Number 0-13394

VIDEO DISPLAY CORPORATION
(Exact name of registrant as specified on its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1217564 (I.R.S.Employer Identification No.)

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

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Class	Outstanding at November 30, 2002
Common Stock, No Par Value	4,761,833

Video Display Corporation and Subsidiaries

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated balance sheets— November 30, 2002 (unaudited) and February 28, 2002 (audited)	3-4
Consolidated statements of operations— Three and nine months ended November 30, 2002 and 2001 (unaudited)	5
Consolidated statements of shareholders' equity and comprehensive income (loss)— Twelve months ended February 28, 2002 (audited) and the nine months ended November 30, 2002 (unaudited)	6
Consolidated statements of cash flows— Nine months ended November 30, 2002 and 2001 (unaudited)	7
Notes to consolidated financial statements— November 30, 2002 (unaudited)	8-12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-17
Item 3. Quantitative and Qualitative Disclosure About Market Risk	18
Item 4. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 2. Changes in Securities and Use of Proceeds	19
Item 3. Defaults upon its Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits and Reports on Form 8-K	19
SIGNATURES	20

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets

	November 30, 2002 (unaudited)	February 28, 2002 (Note A)
Assets
Current assets
Cash and cash equivalents	$1,894,000	$1,615,000
Accounts receivable, less allowance for possible losses of $515,000 and $343,000	12,696,000	12,712,000
Inventories (Note D)	29,978,000	31,920,000
Prepaid expenses	4,072,000	3,276,000

Total current assets	48,640,000	49,523,000

Property, plant and equipment:
Land	600,000	600,000
Buildings	7,050,000	6,814,000
Machinery and equipment	18,323,000	18,845,000

	25,973,000	26,259,000
Accumulated depreciation and amortization	(17,222,000)	(16,891,000)

Net property, plant, and equipment	8,751,000	9,368,000

Other assets	2,567,000	2,950,000

Total assets	$59,958,000	$61,841,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets

	November 30, 2002 (unaudited)	February 28, 2002 (Note A)
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$6,860,000	$4,808,000
Accrued liabilities	4,147,000	4,800,000
Lines of credit (Note F)	9,191,000	3,779,000
Notes payable to shareholders	7,617,000	7,124,000
Current maturities of long-term debt (Note E)	2,739,000	1,443,000

Total current liabilities	30,554,000	21,954,000
Convertible subordinated debentures	1,000,000	1,000,000
Lines of credit (Note F)	—	8,785,000
Long-term debt, less current maturities (Note E)	5,965,000	4,955,000
Notes payable to shareholders, less current maturities	151,000	217,000
Deferred income taxes	113,000	113,000

Total liabilities	37,783,000	37,024,000

Minority interests	188,000	158,000
Redeemable common stock	100,000	—
Commitments	—	—
Shareholders' Equity
Preferred stock, no par value—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value—10,000,000 shares authorized; 4,762,000 and 4,749,000 issued and outstanding	3,791,000	3,826,000
Additional paid in capital	92,000	92,000
Retained earnings	19,338,000	22,134,000
Accumulated other comprehensive loss	(1,334,000)	(1,393,000)

Total shareholders' equity	21,887,000	24,659,000

Total liabilities and shareholders' equity	$59,958,000	$61,841,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2002	2001	2002	2001
Net sales	$18,240,000	$17,034,000	$56,666,000	$53,334,000
Cost of goods sold	17,079,000	11,248,000	43,722,000	36,338,000

Gross profit	1,161,000	5,786,000	12,944,000	16,996,000

Operating expenses
Selling and delivery	1,926,000	1,601,000	5,867,000	4,780,000
General and administrative	3,714,000	3,091,000	9,818,000	9,292,000

	5,640,000	4,692,000	15,685,000	14,072,000

Operating profit (loss)	(4,479,000)	1,094,000	(2,741,000)	2,924,000

Other income (expense)
Interest expense	(382,000)	(324,000)	(1,088,000)	(1,252,000)
Other, net	66,000	(24,000)	158,000	24,000

	(316,000)	(348,000)	(930,000)	(1,228,000)

Income (loss) before minority interest	(4,795,000)	746,000	(3,671,000)	1,696,000
Minority interest expense	18,000	2,000	30,000	6,000

Income (loss) before income taxes	(4,813,000)	744,000	(3,701,000)	1,690,000

Income tax expense (benefit)	(1,321,000)	291,000	(905,000)	652,000

Net income (loss)	$(3,492,000)	$453,000	$(2,796,000)	$1,038,000

Basic earnings per share of common stock	$(0.73)	$0.10	$(0.59)	$0.22

Diluted earnings per share of common stock	$(0.73)	$0.10	$(0.59)	$0.22

Basic weighted average shares outstanding	4,761,000	4,749,000	4,761,000	4,685,000

Diluted weighted average shares outstanding	4,761,000	5,024,000	4,761,000	5,010,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
for the Twelve Months Ended February 28, 2002 (audited) and
the Nine Months Ended November 30, 2002 (unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Current Period Comprehensive Income (Loss)
Balance at February 28, 2001	$3,034,000	$92,000	$(1,479,000)	$20,952,000
Net income for the year	—	—	—	1,182,000	$1,182,000
Unrealized loss on marketable equity securities	—	—	(2,000)	—	(2,000)
Foreign currency translation adjustment	—	—	88,000	—	88,000

Total comprehensive income					$1,268,000

Issuance of common stock under stock option plan	17,000	—	—	—
Conversion of subordinated debentures to common stock	775,000	—	—	—

Balance at February 28, 2002	3,826,000	92,000	(1,393,000)	22,134,000
Net loss for the period	—	—	—	(2,796,000)	$(2,796,000)
Unrealized loss on marketable equity securities	—	—	(4,000)	—	(4,000)
Foreign currency translation adjustment	—	—	63,000	—	63,000

Total comprehensive loss					$(2,737,000)

Issuance of common stock under stock option plan	11,000	—	—	—
Repurchase of common stock	(46,000)	—	—	—

Balance at November 30, 2002	$3,791,000	$92,000	$(1,334,000)	$19,338,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended November 30,
	2002	2001
Reconciliation of Net Income to Net Cash Provided by (Used in) Operating Activities
Net (loss) income	$(2,796,000)	$1,038,000
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	1,015,000	1,239,000
Provision for inventory reserves and write-downs	4,397,000	430,000
Provision for bad debts	542,000	(41,000)
Loss on disposal of fixed assets	725,000	—
Deferred income taxes	(55,000)	—
Net income allocated to minority interests	30,000	6,000
Changes in working capital, net of effects from acquisitions:
Accounts receivable	(526,000)	(1,461,000)
Inventories	(2,356,000)	(663,000)
Prepaid expenses and other assets	(741,000)	(472,000)
Accounts payable and accrued liabilities	1,399,000	(338,000)

Net cash provided by (used in) operating activities	1,634,000	(262,000)

Investing activities
Capital expenditures	(1,123,000)	(1,503,000)
Purchase of assets of Christie, Inc.	—	(2,700,000)
Other investing activities	380,000	(387,000)

Net cash used in investing activities	(743,000)	(4,590,000)

Financing activities
Proceeds from long-term debt and lines of credit	11,456,000	23,127,000
Repayments of long-term debt and lines of credit	(12,096,000)	(19,750,000)
Proceeds from exercise of stock options	11,000	16,000
Repurchase of shares of common stock	(46,000)	—

Net cash (used in) provided by financing activities	(675,000)	3,393,000

Effect of exchange rates on cash	63,000	28,000

Net change in cash and cash equivalents	279,000	(1,431,000)
Cash and cash equivalents, beginning of period	1,615,000	4,137,000

Cash and cash equivalents, end of period	1,894,000	2,706,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE B—ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

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

        The Company adopted SFAS Nos. 141 and 142 on March 1, 2002, and accordingly, ceased amortization of goodwill at that time. Goodwill amortization expense of $81,000 and $243,000 was included in the consolidated financial statements for the three and nine months ended November 30, 2001, respectively. Had goodwill amortization expense not been recognized in 2001, basic earnings per share would have increased from $0.10 per share to $0.11 per share for the three months ended November 30, 2001, and from $0.22 per share to $0.27 per share for the nine months ended November 30, 2001.

        As of November 30, 2002, the Company completed the first phase of transitional testing for the potential impairment of goodwill relating to its Monitor division. The Company used a mulitple of EBITDA (earnings before interest, taxes, depreciation and amortization expense) in evaluating the fair value of the Monitor division. As a result of such testing, the Company determined there was no impairment of goodwill that should be included in the accompanying financial statements. At November 30, 2002, the net book value recorded for goodwill was $1,142,000.

NOTE C—ACCOUNTING STANDARDS NOT YET ADOPTED

        In June 2001, the FASB approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company currently anticipates that adoption of this statement will not have a material impact on its consolidated financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company currently anticipates that adoption of this statement will not have a material impact on its consolidatedfinancial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will not have a current impact on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company currently anticipates that adoption of this statement will not have a material impact on its consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends the transition and disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Certain of the disclosure requirements are required for all companies, regardless if the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its incentive stock option plan under the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The amendments to SFAS 123 will be effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company anticipates that the adoption of SFAS 148 will not have an impact on the Company's consolidated financial statements.

NOTE D—INVENTORIES

        Inventories are stated at the lower of cost (first in, first out) or market.

        Inventories consist of:

	November 30, 2002	February 28, 2002
Raw materials and work-in-process	$7,501,000	$14,478,000
Finished goods	24,547,000	19,082,000

	32,048,000	33,560,000
Reserves for obsolescence	(2,070,000)	(1,640,000)

	$29,978,000	$31,920,000

NOTE E—LONG-TERM DEBT

        Long-term debt consisted of the following:

	November 30, 2002	February 28, 2002
Term loan facility; floating interest rate based on an adjusted LIBOR rate (4.25% as of November 30, 2002), quarterly principal payments of $313,000 through November 2005; collateralized by assets of Aydin Display, Inc.	$3,750,000	$4,375,000
Term loan facility (converted from line of credit on August 1, 2002); interest rate of prime (4.25% as of November 30, 2002) plus 1.75%, monthly principal payments of $57,000 payable through July 31, 2004; collateralized by the receivables and inventory of Fox International, Ltd., Inc.	2,582,000	—
Note payable to bank; interest rate of prime (4.25% as of November 30, 2002) plus 1.5% monthly, principal payments of $9,000 payable through May 2010; collateralized by assets of XKD Corporation.	608,000	656,000
Mortgage note payable to bank; interest not to exceed 7.5% and maturing December 2003; collateralized by land and building of Fox International, Ltd., Inc.	600,000	627,000
Mortgage note payable to bank; interest rate of prime plus 0.5%; monthly principal and interest payments of $5,000 commenced in May 2002 and payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	591,000	509,000
Other	573,000	231,000

	8,704,000	6,398,000
Less current maturities	2,739,000	1,443,000

	$5,965,000	$4,955,000

NOTE F—LINE OF CREDIT

        In May 2001, the Company and its primary bank agreed to consolidate an existing line of credit and term note payable into a $10,000,000 credit facility. The interest rate on the line of credit is based on a floating LIBOR rate (3.9% at November 30, 2002), based on a ratio of debt to EBITDA, as defined. The note matures on July 1, 2003, and accordingly has been classified as current on the

November 30, 2002 balance sheet. The amount of credit available for advance was reduced by $500,000 on July 1, 2001. A second scheduled reduction of $500,000 scheduled for July 1, 2002 was extended indefinitely while the company currently negotiates changes to the line of credit. Advance rates remain the same as under the previous line, including a commitment fee of 0.25% for the unused portion. The agreement contains affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants. As of November 30, 2002, the Company was not in compliance with certain covenants due to the third quarter adjustment and write-off of inventories, equipment, and other assets as a result of the internal reorganization and closure of three facilities. Subsequent to November 30, 2002, the bank has waived those covenant violations with respect to the fiscal quarter ended November 30, 2002. As of November 30, 2002, the outstanding balance on the line of credit was $9,191,000.

NOTE G—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30, 2002	November 30, 2001
Cash Paid for:
Interest	$759,000	$1,213,000

Income taxes, net of refunds	$477,000	$1,306,000

Non-cash Transactions:
Issuance of redeemable common stock for purchase of inventory	$100,000	$—

Conversion of convertible debentures to common stock	$—	$775,000

NOTE H—EARNINGS PER SHARE

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

        The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended November 30, 2002 and 2001:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2002	2001	2002	2001
Numerator for basic EPS:
Net income (loss)	$(3,492,000)	$453,000	$(2,796,000)	$1,038,000
Denominator for Basic EPS:
Beginning shares outstanding	4,764,000	4,749,000	4,749,000	4,561,000
Additional shares issued	—	—	16,000	124,000
Repurchased shares	(3,000)	—	(4,000)	—
Weighted average shares outstanding—Basic	4,761,000	4,749,000	4,761,000	4,685,000
Numerator for diluted EPS:
Net income (loss)	$(3,492,000)	$453,000	$(2,796,000)	$1,038,000
Interest savings, net of tax, on assumed conversion of debentures	—	26,000	—	50,000
Adjusted net income	(3,492,000)	479,000	(2,796,000)	1,088,000
Denominator for diluted EPS:
Weighted average shares outstanding—Basic	4,761,000	4,749,000	4,761,000	4,685,000
Effect of dilutive stock options	—	50,000	—	43,000
Assumed conversion of debentures	—	225,000	—	282,000
Weighted average shares outstanding—Diluted	4,761,000	5,024,000	4,761,000	5,010,000

        For the three and nine months ended November 30, 2002, stock options and assumed conversion of debentures were not included in the diluted earning per share calculations as their inclusion would have been anti-dilutive because of the net losses experienced in those respective periods.

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

Results of Operations

        The following table sets forth, for the three and nine months ended November 30, 2002 and 2001, the percentages which selected items in the Statements of Operations bear to total sales:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2002	2001	2002	2001
Sales
CRT Segment
Data Display CRT's	13.5%	12.0%	13.4%	15.1%
Entertainment CRT's	7.8	9.4	8.3	9.0
Electron Guns and Components	2.2	2.3	1.9	1.9
Monitors	52.6	57.6	54.5	55.2

Total CRT Segment	76.1%	81.3%	78.1%	81.2%
Wholesale Consumer Parts Segment	23.9	18.7	21.9	18.8

	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	93.6%	66.0%	77.2%	68.1%
Selling and delivery	10.6	9.4	10.4	9.0
General and administrative	20.4	18.1	17.3	17.4

	124.6%	93.5%	104.9%	94.5%
Income (loss) from operations	(24.6)%	6.5%	(4.9)%	5.5%
Interest expense	(2.1)%	(1.9)%	(1.9)%	(2.3)%
Other income (expense)	0.3	(0.2)	0.2	0.0

Income before income taxes	(26.4)%	4.4%	(6.6)%	3.2%
Provision for income taxes	(7.2)	1.7	(1.6)	1.3

Net income (loss)	(19.2)%	2.7%	(5.0)%	1.9%

Net sales

        Consolidated net sales increased $1,206,000 and $3,332,000 for the three and nine months ended November 30, 2002 as compared to the same period ended November 30, 2001. CRT segment sales increased $34,000 and $944,000 for the three and nine months comparative periods ended November 30, 2002. The wholesale parts segment increased $1,172,000 and $2,388,000 for the three and nine months comparative periods ended November 30, 2002.

        Overall CRT segment sales were flat for the third quarter ended November 30, 2002 as compared to one year ago. The data display division sales for the quarter increased $406,000. There were offsetting declines in sales for the quarter within this segment in the entertainment and monitor divisions of $171,000 and $212,000, respectively. The component division sales were relatively flat for the comparative periods.

        The increase in comparative quarterly sales for the data display division is primarily attributed to increases within the European market. The Company's UK location posted increases to sales of $343,000 for the quarter.

        The decline of entertainment sales is the net result of declines in television tube sales of $301,000 offset by increases in projection tube sales of $130,000. The Company continues to expand its marketing efforts of projection tubes for use in home theater and commercial applications through greater direct sales contact and internet marketing. While the Company continues to maintain its majority of the market share of the television tube replacement market, there continues to be declines due to depressed overall economic conditions. The Company's entertainment sales revenues have been negatively impacted by the reduced volume requirements of two of its largest customers of replacement tubes.

        The monitor division's overall decline reflects the impact of the closure of the Wolcott facility and the continued loss of sales at the MegaScan facility accounting for $905,000 of the $212,000 overall decline for the nine month period. The Lexel operations, based in Kentucky, had a decline in sales in the comparable quarter of $699,000, but for the nine month period showed an increase of $747,000 over last year. Lexel had to locate a new source for certain raw materials used in production and had to make adjustments to a manufacturing process that delayed shipments during the third quarter. Lexel began to ship in the latter part of the third quarter against the increased backlog that arose from these delays. The Company's Florida location, which supplies projection display products used in simulation, commercial and home theatre applications, continues to contribute increased revenues in the monitor division. The Florida location increased its sales by $1,359,000 and $3,653,000 for the three and nine months comparatives, respectively.

        The wholesale consumer parts segment reflects growth as well in the three and nine month periods ended November 30, 2002. This segment's growth is attributed to the additions of the Applica and Norelco distribution agreements. These distribution agreements added $1,037,000 and $2,900,000 for the three and nine month periods as compared to one year ago.

Gross margins

        Consolidated gross profit margins decreased from 34.0% and 31.9% to 6.4% and 22.8% for the three and nine months ended November 30, 2002 as compared to November 30, 2001. Included in the third quarter of fiscal 2003 are write-downs and write-offs of inventories and manufacturing equipment in the amount of $4,692,000 related to the closing of operations in Mexico, Wolcott, MegaScan, and Aydin UK operations. As part of this shutdown and internal reorganization of operations, raw material inventories and equipment used in the manufacturing process of monochrome tubes were written off as the Company elected to outsource the manufacturing of these tubes to overseas vendors. Additionally, the Company decided to close locations that have had declines in business with weak returns and limited potential for future product development. Inventories of approximately $2,481,000 remaining at these locations prior to their closure were written off during the third quarter of fiscal 2003. Another component of the charge to cost of sales was a write down of the carrying cost of inventories previously manufactured by the Mexican operations to net realizable value as well as the write-off of older or large quantity stocks in efforts to prepare for the consolidation of three Georgia warehouse facilities into two.

        Excluding the fiscal 2003 third quarter write-downs of $4,692,000, the CRT segment margins decreased from 32.8% to 27.6% and from 30.6% to 27.4% for the three and nine month comparative periods. The wholesale consumer parts segment increased to 46.4% from 39.0% and to 44.5% from 37.4% for the same comparative periods.

        The decrease in CRT segment margins is primarily attributed to the margin reductions of the Florida location which declined from 50.2% to 38.7% for the nine months ended November 30, 2002 as compared to November 30, 2001. This decline is due to the fact that products sold in the previous year included inventories acquired at significantly reduced costs related to the acquisition of the Marquee™ product line in the third quarter of fiscal 2002. As these inventories have been sold, replacement items have been purchased at current market costs and, thus, have increased the cost of items produced. Margins in the current year of 38.7% are more reflective of what is expected in the future.

        The increase in the wholesale consumer parts segment margins is largely attributable to the Applica Inc. and Norelco distribution agreements. The revenues associated with these agreements include primarily handling charges and shipping income, which accounts for an approximately 79% profit margin before the effects of offsetting operating expenses.

Operating expenses

        Operating expenses as a percentage of sales increased from 27.5% to 30.9% and from 26.4% to 27.7% for the three and nine months ended November 30, 2002 as compared to November 30, 2001. Included in operating expenses for the third quarter were write-offs in the amount of $498,000 of other assets of the Mexico manufacturing location that has been shut down.

        CRT segment operating expenses as a percentage of sales, excluding the $498,000 third quarter adjustment, were 22.8% as compared to 23.0% for the nine months ended November 30, 2002 as compared to a year ago.

        The wholesale parts segment operating expenses were up $1,018,000 for the nine month comparative periods, but as a percentage of sales it increased from 40.0% to 40.9%. The increase is a factor of the increased delivery, labor and commission expenses associated with the Applica and Norelco revenue increases.

Interest expense

        Interest expense increased $58,000 and decreased $164,000 for the three and nine months ended November 30, 2002 as compared to a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. LIBOR and prime rates were slightly lower during the comparable periods. While overall debt decreased from November 30, 2001 to November 30, 2002 by approximately $620,000, the mix of interest rates changed. There were increased borrowings of $700,000 from an officer of the Company which carries an interest rate of prime plus 1%.

Income taxes

        The effective rate for the nine months ended November 30, 2002 as compared to November 30, 2001 is a benefit of 24.5% as compared to charge of 38.6%. Included in the tax benefit for the nine months ended November 30, 2002 is a benefit of $1,471,000 due to the write-off of inventories and other assets recorded in the third quarter of fiscal 2003 related to the Company's shutdown and reorganization of operations. The total benefit includes a reduction due to the write-off of certain deferred tax assets in Mexico that will not be realized.

Foreign currency translation

        The Company's Mexico subsidiary reported for both comparable periods on the basis of the functional currency as being the U.S. dollar. Any exchange gains or losses due to the actual exchange of pesos and U.S. dollars are currently reflected in the Company's statement of operations. There was a $98,000 currency loss reflected in the nine months ended November 30, 2002.

Liquidity and capital resources

        As of November 30, 2002, the Company had total cash and cash equivalents of $1,894,000. The Company's working capital was $18,086,000 and $27,569,000 at November 30, 2002 and February 28, 2002, respectively. Included in the decrease in working capital of $9,483,000 were effects of reclassifications of the line of credit from long-term to current due to the July 1, 2003 maturity date and the conversion of another line of credit previously reported as current, to a term note maturing in 2004. These reclassifications reduced working capital by $5,998,000 for the comparative periods. Additional results of decreases in working capital is a direct result of the fiscal 2003 third quarter adjustment of $3,166,000 (net of tax benefit) of inventories and other current assets as a result of the internal reorganization of the Company. The remaining declines in working capital of $319,000 are primarily the result of increases to inventory funded by increases to accounts payable offset by better collection of accounts receivable as compared to a year ago.

        Cash provided by operations for the nine-month period ended November 30, 2002 was $1,634,000 as compared to cash used in operations of $262,000 in the same period a year ago. Net losses for the nine months ended November 30, 2002, adjusted for non-cash items provided cash of $3,858,000. Increases in inventories used cash of $2,356,000 for the nine months ended November 30, 2002. Increases in accounts receivables and prepaid expenses used cash of $1,267,000. Increases in accounts payable and accrued liabilities provided cash of $1,399,000. During the nine months ended November 30, 2001, net income adjusted for non-cash items provided $2,672,000. Increases in inventories, prepaids and accounts receivable used cash of $2,596,000. Decreases in accounts payable used cash of $338,000. Fluctuations in receivables and inventories are primarily a function of sales levels and better collection results during the first nine months of fiscal 2003.

        Investing activities used $743,000 for the nine months ended November 30, 2002. Included in this amount was $1,123,000 of additions to property, plant and equipment. Constructions costs for a building addition represented $479,000 of this total.

        Financing activities used cash of $675,000 for the nine month period ended November 30, 2002. Of this amount, $46,000 was used to repurchase Company common stock and the remainder was used to repay long-term debt.

        The Company has completed the process of consolidating its Horsham, PA location into the newly enlarged Birdsboro, PA facility. Total construction costs included in the nine months ended November 30, 2002 was $157,000. The Company obtained $371,000 of low interest financing from the Pennsylvania Industrial Development Authority to finance these costs. Additional financing in the amount of approximately $175,000 is expected to be completed by the end of the fiscal year. This financing will be used to offset costs already incurred by the Company.

        The Company continues to examine its operating cash needs and is currently investigating financing opportunities to ease its current cash and debt situations. The Company has experienced growth in certain divisions, requiring investment in inventories. Additionally, the Company has had to fund costs associated with shutdowns and relocations of three facilities. The Company has obtained financing from the CEO to assist in this short term situation but is in negotiations with its current lender to expand its current line to meet the future operating needs of the Company.

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

Reserves on inventories

        Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company's investment in inventories for declines in value and establishes reserves when it is apparent that the expected realizable value of the inventory falls below its original cost. The age of the inventory is not as significant as is the projected demand for CRTs. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company's replacement market develops. These reviews include observations of product development trends of the OEM's, new products being marketed, and technological advances relative to the product capabilities of the Company's existing inventories.

Allowance for bad debts

        The allowance for bad debts is determined by reviewing known customer exposures and applying historical credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors and overall trends in past due accounts compared to established thresholds. The company monitors credit exposure and assesses the adequacy of the allowance for bad debts on a regular basis.

Warranty reserves

        The warranty reserve is determined by recording a specific reserve for known warranty issues and a general reserve based on historical claims experience. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

Other Accounting Policies

        Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple factors that often depend on judgments about potential actions by third parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $26,663,000 of outstanding debt at November 30, 2002 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company's interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an decrease of approximately $267,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at November 30, 2002. The Company does not trade in derivative financial instruments.

        The Company has reported its Mexican subsidiary on the basis of the functional currency being the U.S. dollar as over 90% of the subsidiary's sales and purchases were with the parent with accounts receivable and accounts payable settled in U.S. dollars. Additionally, the subsidiary leased its facilities and incurs rent based upon U.S. dollars. Any exchange gains or losses due to the actual exchange of pesos and U.S. dollars are minimal. The Company's Mexican subsidiary was shut down in the third quarter of fiscal 2003. The Company also has a subsidiary in the U.K., which is not material, but uses the British pound as its functional currency. Due to its limited operations outside of the U.S., the Company's exposure to changes in foreign currency exchange rates between the U.S. dollar and foreign currencies or to weakening economic conditions in foreign markets is not expected to significantly effect the Company's financial position.

ITEM 4. CONTROLS AND PROCEDURES

a)
Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15-d-14 (c)) as of a date within 90 days of filing date of the quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

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

Video Display Corporation and Subsidiaries

PART II

Item 1. Legal Proceedings

  No new legal proceedings or material changes in existing litigation occurred during the quarter ended November 30, 2002.

Item 2. Changes in Securities and Use of Proceeds

  None.

Item 3. Defaults upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 5. Other information

  None

Item 6. Exhibits and Reports on Form 8-K

  No reports on Form 8-K were filed or required to be filed during the quarter ended November 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIDEO DISPLAY CORPORATION
January 21, 2003	By:	/s/ RONALD D. ORDWAY Ronald D. Ordway Chief Executive Officer
	By:	/s/ CAROL D. FRANKLIN Carol D. Franklin Chief Financial Officer and Secretary

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald D. Ordway, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Video Display Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rulers 13a-14 and 15d-14) for the registrant and we have:
    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data had have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003	/s/ RONALD D. ORDWAY Ronald D. Ordway Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carol D. Franklin, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Video Display Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rulers 13a-14 and 15d-14) for the registrant and we have:
    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data had have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003	/s/ CAROL D. FRANKLIN Carol D. Franklin Chief Financial Officer

QuickLinks

INDEX
PART I
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002