Form 10-Q/A
period 2002-11-30
VIDEO DISPLAY CORP
filed 2003-06-13
CIK 758743

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Class	Outstanding at November 30, 2002
Common Stock, No Par Value	4,761,833

Video Display Corporation and Subsidiaries

INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Item 1. Financial Statements
	Consolidated balance sheets—November 30, 2002 (unaudited) and February 28, 2002 (audited)	3-4
	Consolidated statements of operations—Three and nine months ended November 30, 2002 and 2001 (unaudited)	5
	Consolidated statements of shareholders' equity and comprehensive income (loss)—Twelve months ended February 28, 2002 (audited) and the nine months ended November 30, 2002 (unaudited)	6
	Consolidated statements of cash flows—Nine months ended November 30, 2002 and 2001 (unaudited)	7
	Notes to consolidated financial statements—November 30, 2002 (unaudited)	8-13
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14-18
	Item 3. Quantitative and Qualitative Disclosure About Market Risk	19
	Item 4. Controls and Procedures	19
PART II.	OTHER INFORMATION
	Item 1. Legal Proceedings	20
	Item 2. Changes in Securities and Use of Proceeds	20
	Item 3. Defaults upon its Senior Securities	20
	Item 4. Submission of Matters to a Vote of Security Holders	20
	Item 5. Other Information	20
	Item 6. Exhibits and Reports on Form 8-K	20
SIGNATURES		21
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		22-23
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (Exhibit 99.1)		24

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	November 30, 2002	February 28, 2002
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$1,894,000	$1,615,000
Accounts receivable, less allowance for possible losses of $515,000 and $343,000	12,609,000	12,712,000
Inventories (Note D)	29,978,000	31,920,000
Prepaid expenses	4,203,000	3,276,000

Total current assets	48,684,000	49,523,000

Property, plant and equipment:
Land	600,000	600,000
Buildings	7,050,000	6,814,000
Machinery and equipment	18,323,000	18,845,000

	25,973,000	26,259,000
Accumulated depreciation and amortization	(17,222,000)	(16,891,000)

Net property, plant, and equipment	8,751,000	9,368,000

Other assets	2,344,000	2,950,000

Total assets	$59,779,000	$61,841,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets—Continued

	November 30, 2002	February 28, 2002
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$7,141,000	$4,808,000
Accrued liabilities	4,147,000	4,800,000
Accrued foreign currency translation loss	1,296,000	—
Lines of credit (Note F)	9,191,000	3,779,000
Notes payable to shareholders	7,617,000	7,124,000
Current maturities of long-term debt (Note E)	2,739,000	1,443,000

Total current liabilities	32,131,000	21,954,000
Convertible subordinated debentures	1,000,000	1,000,000
Lines of credit (Note F)	—	8,785,000
Long-term debt, less current maturities (Note E)	5,965,000	4,955,000
Notes payable to shareholders, less current maturities	151,000	217,000
Deferred income taxes	113,000	113,000

Total liabilities	39,360,000	37,024,000

Minority interests	188,000	158,000
Redeemable common stock	100,000	—
Commitments	—	—
Shareholders' Equity
Preferred stock, no par value—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value—10,000,000 shares authorized; 4,762,000 and 4,749,000 issued and outstanding	3,791,000	3,826,000
Additional paid in capital	92,000	92,000
Retained earnings	17,906,000	22,134,000
Accumulated other comprehensive loss	(1,658,000)	(1,393,000)

Total shareholders' equity	20,131,000	24,659,000

Total liabilities and shareholders' equity	$59,779,000	$61,841,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2002	2001	2002	2001
Net sales	$18,240,000	$17,034,000	$56,666,000	$53,334,000
Cost of goods sold	17,281,000	11,248,000	43,924,000	36,338,000

Gross profit	959,000	5,786,000	12,742,000	16,996,000

Operating expenses
Selling and delivery	1,926,000	1,601,000	5,867,000	4,780,000
General and administrative	3,714,000	3,091,000	9,818,000	9,292,000
Recognized foreign currency translation loss	1,296,000	—	1,296,000	—

	6,936,000	4,692,000	16,981,000	14,072,000

Operating profit (loss)	(5,977,000)	1,094,000	(4,239,000)	2,924,000

Other income (expense)
Interest expense	(447,000)	(324,000)	(1,153,000)	(1,252,000)
Other, net	66,000	(24,000)	158,000	24,000

	(381,000)	(348,000)	(995,000)	(1,228,000)

Income (loss) before minority interest	(6,358,000)	746,000	(5,234,000)	1,696,000
Minority interest expense	18,000	2,000	30,000	6,000

Income (loss) before income taxes	(6,376,000)	744,000	(5,264,000)	1,690,000

Income tax expense (benefit)	(1,452,000)	291,000	(1,036,000)	652,000

Net income (loss)	$(4,924,000)	$453,000	$(4,228,000)	$1,038,000

Basic earnings per share of common stock	$(1.03)	$0.10	$(0.89)	$0.22

Diluted earnings per share of common stock	$(1.03)	$0.10	$(0.89)	$0.22

Basic weighted average shares outstanding	4,761,000	4,749,000	4,761,000	4,685,000

Diluted weighted average shares outstanding	4,761,000	5,024,000	4,761,000	5,010,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

for the Twelve Months Ended February 28, 2002 (audited) and

the Nine Months Ended November 30, 2002 (unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Current Period Comprehensive Income (Loss)
Balance at February 28, 2001	$3,034,000	$92,000	$(1,479,000)	$20,952,000
Net income for the year	—	—	—	1,182,000	$1,182,000
Unrealized loss on marketable equity securities	—	—	(2,000)	—	(2,000)
Foreign currency translation adjustment	—	—	88,000	—	88,000

Total comprehensive income					$1,268,000

Issuance of common stock under stock option plan	17,000	—	—	—
Conversion of subordinated debentures to common stock	775,000	—	—	—

Balance at February 28, 2002	3,826,000	92,000	(1,393,000)	22,134,000
Net loss for the period	—	—	—	(4,228,000)	$(4,228,000)
Unrealized loss on marketable equity securities	—	—	(4,000)	—	(4,000)
Foreign currency translation adjustment	—	—	(261,000)	—	(261,000)

Total comprehensive loss					$(4,493,000)

Issuance of common stock under stock option plan	11,000	—	—	—
Repurchase of common stock	(46,000)	—	—	—

Balance at November 30, 2002	$3,791,000	$92,000	$(1,658,000)	$17,906,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended November 30,
	2002	2001
Reconciliation of Net Income to Net Cash Provided by (Used in) Operating Activities
Net (loss) income	$(4,228,000)	$1,038,000
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	1,152,000	1,239,000
Provision for inventory reserves and write-downs	4,397,000	430,000
Provision for bad debts	542,000	(41,000)
Loss on disposal of fixed assets	725,000	—
Deferred income taxes	(55,000)	—
Recognized foreign currency translation loss	1,296,000	—
Net income allocated to minority interests	30,000	6,000
Changes in working capital, net of effects from acquisitions:
Accounts receivable	(439,000)	(1,461,000)
Inventories	(2,355,000)	(663,000)
Prepaid expenses and other assets	(872,000)	(472,000)
Accounts payable and accrued liabilities	1,680,000	(338,000)

Net cash provided by (used in) operating activities	1,873,000	(262,000)

Investing activities
Capital expenditures	(1,123,000)	(1,503,000)
Purchase of assets of Christie, Inc.	—	(2,700,000)
Other investing activities	158,000	(387,000)

Net cash used in investing activities	(965,000)	(4,590,000)

Financing activities
Proceeds from long-term debt and lines of credit	11,456,000	23,127,000
Repayments of long-term debt and lines of credit	(12,096,000)	(19,750,000)
Proceeds from exercise of stock options	11,000	16,000
Repurchase of shares of common stock	(46,000)	—

Net cash (used in) provided by financing activities	(675,000)	3,393,000

Effect of exchange rates on cash	46,000	28,000

Net change in cash and cash equivalents	279,000	(1,431,000)
Cash and cash equivalents, beginning of period	1,615,000	4,137,000

Cash and cash equivalents, end of period	1,894,000	2,706,000

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

        Assets and liabilities of foreign subsidiaries are translated using the exchange rate in effect at the end of the period. Revenues and expenses are translated using the average of the exchange rates in effect during the period. Translation adjustments and transaction gains and losses related to long-term intercompany transactions are accumulated as a separate component of shareholders' equity. The Company has a subsidiary in the U.K., which is not material, and uses the British pound as its functional currency.

        The Company reported its Mexican subsidiary on the basis of the functional currency being the U.S. dollar, effective January 1, 1997, as over 90% of the subsidiary's sales and purchases were with the parent with accounts receivable and accounts payable settled in U.S. dollars. Due to the winding down of the Mexican operations, cumulative foreign currency translation losses of $1,296,000 were recognized in operating expense in the third quarter of fiscal 2003 to reflect the impairment of the Company's investment in the Mexican subsidiary.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company has not entered into any sale-leaseback transactions and management anticipates the adoption of SFAS 145 will not have a material impact on the Company's consolidated financial statements.

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

        NOTE D—INVENTORIES

        Inventories are stated at the lower of cost (first in, first out) or market.

        Inventories consist of:

	November 30, 2002	February 28, 2002
Raw materials and work-in-process	$7,501,000	$14,478,000
Finished goods	24,547,000	19,082,000

	32,048,000	33,560,000
Reserves for obsolescence	(2,070,000)	(1,640,000)

	$29,978,000	$31,920,000

NOTE E—LONG-TERM DEBT

        Long-term debt consisted of the following:

	November 30, 2002	February 28, 2002
Term loan facility; floating interest rate based on an adjusted LIBOR rate (4.25% as of November 30, 2002), quarterly principal payments of $313,000 through November 2005; collateralized by assets of Aydin Display, Inc.	$3,750,000	$4,375,000
Term loan facility (converted from line of credit on August 1, 2002); interest rate of prime (4.25% as of November 30, 2002) plus 1.75%, monthly principal payments of $57,000 payable through July 31, 2004; collateralized by the receivables and inventory of Fox International, Ltd., Inc.	2,582,000	—
Note payable to bank; interest rate of prime (4.25% as of November 30, 2002) plus 1.5% monthly, principal payments of $9,000 payable through May 2010; collateralized by assets of XKD Corporation.	608,000	656,000
Mortgage note payable to bank; interest not to exceed 7.5% and maturing December 2003; collateralized by land and building of Fox International, Ltd., Inc.	600,000	627,000
Mortgage note payable to bank; interest rate of prime plus 0.5%; monthly principal and interest payments of $5,000 commenced in May 2002 and payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	591,000	509,000
Other	573,000	231,000

	8,704,000	6,398,000
Less current maturities	(2,739,000)	(1,443,000)

	$5,965,000	$4,955,000

NOTE F—LINES OF CREDIT

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

        On August 1, 2002, the Company converted its wholesale consumer parts (Fox International) line of credit facility to a term loan facility.

NOTE G—SUPPLEMENTAL CASH FLOW INFORMATION

        Cash Paid for:

	Nine Months Ended
	November 30, 2002	November 30, 2001
Interest	$759,000	$1,213,000

Income taxes, net of refunds	$477,000	$1,306,000

Non-cash Transactions:
Issuance of redeemable common stock for purchase of inventory	$100,000	$—

Conversion of convertible debentures to common stock	$—	$775,000

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

        The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended November 30, 2002 and 2001:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2002	2001	2002	2001
Numerator for basic EPS:
Net income (loss)	$(4,924,000)	$453,000	$(4,228,000)	$1,038,000
Denominator for Basic EPS:
Beginning shares outstanding	4,764,000	4,749,000	4,749,000	4,561,000
Additional shares issued	—	—	16,000	124,000
Repurchased shares	(3,000)	—	(4,000)	—
Weighted average shares outstanding—Basic	4,761,000	4,749,000	4,761,000	4,685,000
Numerator for diluted EPS:
Net income (loss)	$(4,924,000)	$453,000	$(4,228,000)	$1,038,000
Interest savings, net of tax, on assumed conversion of debentures	—	26,000	—	50,000
Adjusted net income	$(4,924,000)	$479,000	$(4,228,000)	$1,088,000
Denominator for diluted EPS:
Weighted average shares outstanding—Basic	4,761,000	4,749,000	4,761,000	4,685,000
Effect of dilutive stock options	—	50,000	—	43,000
Assumed conversion of debentures	—	225,000	—	282,000
Weighted average shares outstanding—Diluted	4,761,000	5,024,000	4,761,000	5,010,000

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

Results of Operations

        The following table sets forth, for the three and nine months ended November 30, 2002 and 2001, the percentages which selected items in the Statements of Operations bear to total sales:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2002	2001	2002	2001
Sales
CRT Segment
Data Display CRT's	13.5%	12.0%	13.4%	15.1%
Entertainment CRT's	7.8	9.4	8.3	9.0
Electron Guns and Components	2.2	2.3	1.9	1.9
Monitors	52.6	57.6	54.5	55.2

Total CRT Segment	76.1%	81.3%	78.1%	81.2%
Wholesale Consumer Parts Segment	23.9	18.7	21.9	18.8

	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	94.7%	66.0%	77.5%	68.1%
Selling and delivery	10.6	9.4	10.4	9.0
General and administrative	20.4	18.1	17.3	17.4
Recognized foreign currency translation loss	7.1%	—	2.3%	—

	132.8%	93.5%	107.5%	94.5%
Income (loss) from operations	(32.8)%	6.5%	(7.5)%	5.5%
Interest expense	(2.5)%	(1.9)%	(2.0)%	(2.3)%
Other income (expense)	0.3	(0.2)	0.2	0.0

Income before income taxes	(35.0)%	4.4%	(9.3)%	3.2%
Provision for income taxes	(8.0)	1.7	(1.8)	1.3

Net income (loss)	(27.0)%	2.7%	(7.5)%	1.9%

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

Gross margins

        Consolidated gross profit margins decreased from 34.0% and 31.9% to 5.3% and 22.5% for the three and nine months ended November 30, 2002 as compared to November 30, 2001. Included in the third quarter of fiscal 2003 are write-downs and write-offs of inventories and manufacturing equipment in the amount of $4,896,000 related to the closing of operations in Mexico, Wolcott, MegaScan, and Aydin UK operations. These locations, which during the past few years had experienced reduced sales volume, lower margins due to aging product lines with limited potential for future product development and high overhead were part of an internal restructuring of operations. Other locations within the Company with excess capacity and newer, complementary product lines were determined to be the successors of these related customer bases. As such, certain raw materials inventories and equipment used in the manufacturing process of these closed locations were written down or off as the Company has been able to more affordably source these products from overseas vendors or to shift the processes to more efficient locations within the Company. Management determined it cost prohibitive to physically transfer the related materials and equipment to other Company locations. Included in the above charge to cost of sales in the third quarter of fiscal 2003 was a write-down of $1,082,000, which reflects the carrying cost of inventories previously manufactured by the Mexican operation to current net realizable value as well as the write-off of older or large quantity stocks.

        The remainder of the decrease in CRT segment margins is primarily attributed to the margin reductions of the Florida location which declined from 50.2% to 38.7% for the nine months ended November 30, 2002 as compared to November 30, 2001. This decline is due to the fact that products sold in the previous year included inventories acquired at significantly reduced costs related to the acquisition of the Marquee™ product line in the third quarter of fiscal 2002. As these inventories have been sold, replacement items have been purchased at current market costs and, thus, have increased the cost of items produced. Margins in the current year of 38.7% are more reflective of what is expected in the future.

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

Operating expenses

        Operating expenses as a percentage of sales increased from 27.5% to 38.0% and from 26.4% to 30.0% for the three and nine months ended November 30, 2002 as compared to November 30, 2001. Included in operating expenses for the third quarter were write-offs of accounts receivable and other assets in the amount of $572,000 related to the Mexico manufacturing location that was in the process of being shut down. A non-cash charge of $1,296,000 was recognized in the third quarter ended November 30, 2002 for the cumulative foreign currency translation adjustment to reflect the impairment of the Company's investment in the Mexican subsidiary. Offsetting these increases, the Company adopted SFAS No. 142 at the beginning of fiscal 2003, and, accordingly, ceased amortization of goodwill at that time. Goodwill amortization expense was $81,000 and $243,000 for the three and nine months ended November 30, 2001, respectively.

        The wholesale parts segment operating expenses were up $1,018,000 for the nine month comparative periods, but as a percentage of sales it increased from 40.0% to 40.9%. The increase is a factor of the increased delivery, labor and commission expenses associated with the Applica and Norelco revenue increases.

Interest expense

        Interest expense increased $123,000 and decreased $99,000 for the three and nine months ended November 30, 2002 as compared to a year ago. The Company maintains various debt agreements with differing interest rates, most of which are based on the prime rate or LIBOR. LIBOR and prime rates were slightly lower during the comparable periods. While overall debt decreased from November 30, 2001 to November 30, 2002 by approximately $620,000, the mix of interest rates changed. There were increased borrowings of $700,000 from an officer of the Company which carries an interest rate of prime plus 1%.

Income taxes

        The effective rate for the nine months ended November 30, 2002 as compared to November 30, 2001 is a benefit of 19.7% as compared to charge of 38.6%. The effective tax rate for the nine months ended November 30, 2002 was lower than the Federal Statutory rate due to differences between income tax and financial reporting purposes relating primarily to the abandonment of Mexican net operating losses and the effect of state income taxes.

Liquidity and capital resources

        As of November 30, 2002, the Company had total cash and cash equivalents of $1,894,000. The Company's working capital was $16,553,000 and $27,569,000 at November 30, 2002 and February 28, 2002, respectively. Included in the decrease in working capital of $11,016,000 were effects of reclassifications of the line of credit from long-term to current due to the July 1, 2003 maturity date and the conversion of another line of credit previously reported as current, to a term note maturing in 2004. These reclassifications reduced working capital by $5,998,000 for the comparative periods. Additionally, decreases in working capital are a direct result of the fiscal 2003 third quarter adjustment of $3,472,000 (net of tax benefit) of inventories and other current assets resulting from the internal reorganization of the Company and the $1,296,000 cumulative foreign currency translation adjustment related to the closure of the Mexican operations. The remaining declines in working capital of $280,000 are primarily the result of increases to inventory funded by increases to accounts payable offset by better collection of accounts receivable as compared to a year ago.

        Cash provided by operations for the nine-month period ended November 30, 2002 was $1,873,000 as compared to cash used in operations of $262,000 in the same period a year ago. Net losses for the nine months ended November 30, 2002, adjusted for non-cash items provided cash of $3,859,000. Increases in inventories used cash of $2,355,000 for the nine months ended November 30, 2002. Increases in accounts receivables and prepaid expenses used cash of $1,311,000. Increases in accounts payable and accrued liabilities provided cash of $1,680,000. During the nine months ended November 30, 2001, net income adjusted for non-cash items provided $2,672,000. Increases in inventories, prepaids and accounts receivable used cash of $2,596,000. Decreases in accounts payable used cash of $338,000. Fluctuations in receivables and inventories are primarily a function of sales levels and better collection results during the first nine months of fiscal 2003.

        Investing activities used $965,000 for the nine months ended November 30, 2002. Included in this amount was $1,123,000 of additions to property, plant and equipment. Constructions costs for a building addition represented $479,000 of this total.

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

        The Company has a subsidiary in the U.K., which is not material, but uses the British pound as its functional currency. Due to its limited operations outside of the U.S., the Company's exposure to changes in foreign currency exchange rates between the U.S. dollar and foreign currencies or to weakening economic conditions in foreign markets is not expected to significantly effect the Company's financial position.

        Beginning January 1, 1997, the Company reported its Mexican subsidiary on the basis of the functional currency being the U.S. dollar as over 90% of the subsidiary's sales and purchases were with the parent with accounts receivable and accounts payable settled in U.S. dollars. Due to the winding down of the Mexican subsidiary operations in the third quarter of fiscal 2003, cumulative foreign currency translation losses of $1,296,000 previously included as a separate component of shareholders' equity were recognized in operating expense. These translation losses accumulated prior to January 1, 1997, when the functional currency of this subsidiary was the Mexican peso.

ITEM 4.    CONTROLS AND PROCEDURES

  a)
  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate with regards to the domestic operations of the Company and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to our chief executive officer and our chief financial officer by others within those entities. Due to the restatement of the third quarter for transactions effecting the international operations, the Company determined that a review of those internal controls were necessary in order to prevent similar future situations.

  b)
  Changes in internal controls. There were changes to internal controls to provide for more timely review and accurate reconciliations of intercompany transactions. There were no other significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

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

VIDEO DISPLAY CORPORATION
June 13, 2003	By:	/s/ RONALD D. ORDWAY Ronald D. Ordway Chief Executive Officer
	By:	/s/ CAROL D. FRANKLIN Carol D. Franklin Chief Financial Officer and Secretary

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

Date: June 13, 2003	/s/ RONALD D. ORDWAY Ronald D. Ordway Chief Executive Officer

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

Date: June 13, 2003	/s/ CAROL D. FRANKLIN Carol D. Franklin Chief Financial Officer

QuickLinks

INDEX
Video Display Corporation and Subsidiaries Consolidated Balance Sheets
Video Display Corporation and Subsidiaries Consolidated Balance Sheets—Continued
Video Display Corporation and Subsidiaries Consolidated Statements of Operations (unaudited)
Video Display Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the Twelve Months Ended February 28, 2002 (audited) and the Nine Months Ended November 30, 2002 (unaudited)
Video Display Corporation and Subsidiaries Consolidated Statements of Cash Flows (unaudited)
Video Display Corporation and Subsidiaries Notes to Consolidated Financial Statements (unaudited)
PART I
PART II
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002