Form 10-K
period 2003-02-28
VIDEO DISPLAY CORP
filed 2003-06-13
CIK 758743

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $14,835,472.

        The number of shares outstanding of the registrant's Common Stock as of May 13, 2003 was 4,579,526.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE HEREIN

        List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Portions of the Definitive Proxy Statement related to the 2003 Annual Meeting of Stockholders in Part III, Items 10 (as related to directors), 11, 12 and 13.

PART I

ITEM 1.    BUSINESS

General

        Video Display Corporation (the "Company") is a leading supplier of a complete range of display products and component parts for the display industry. Its product line consists of a wide variety of electron optic parts for original equipment manufacturers ("OEMs"), cathode ray tubes ("CRTs") and monitor manufacturers. The Company manufactures monochrome and color CRTs for medical, military, industrial and television applications and high and low-end monochrome and color CRT and AMLCD monitor displays for specialty high-performance and ruggedized requirements. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. The Company's operations are principally located in the U.S.; however, the Company does have a subsidiary operation located in the United Kingdom. During the third quarter 2003 and into the fourth quarter, the Company ceased manufacturing operations at its facility in Monterrey, Mexico and began the process of winding down its business there, effectively closing this operation by the end of the fiscal year ended February 28, 2003.

Description of Principal Business

        The Company began operations in 1975 in Stone Mountain, Georgia manufacturing and recycling replacement CRTs for color and black/white television sets. Beginning in 1983, with the growth of the computer industry, the Company expanded to meet the needs of the replacement market for computer monitors and other data display screens by acquiring production equipment and customers from other smaller CRT remanufacturers. Today, the Company with its plants in Louisiana, Pennsylvania, Georgia, Texas, New York, Florida, Kentucky, California, and Lye, U.K. combine to form an international display manufacturing and display replacement parts distribution network for military, medical, training simulation and other niche market display applications.

        In November 2001, the Company acquired the Marquee™ line of CRT projectors from Christie Digital Systems Canada Inc. ("Christie"). These assets were transferred to the Company's subsidiary, VDC Display Systems ("Display Systems") of Cape Canaveral, Florida and complement Display System's position in the simulation, virtual reality, home theater and other specialized markets.

        In June 2001, the Company acquired the common stock of XKD Corporation ("XKD") of San Jose, California. XKD is a manufacturer of high-resolution displays used for training, simulation, ruggedized military/industrial, and instrumentation applications.

        In May 2000, the Company acquired the common stock of Lexel Imaging Systems, Inc. ("Lexel") of Lexington, Kentucky. Lexel manufactures a wide range of CRT storage tubes and other complete visual displays for commercial, medical and military programs. Shortly after the Lexel acquisition, the Company acquired certain assets of the Electro Optical division of Imaging and Sensing Technology ("IST"), the CRT operations of the Raytheon Corporation and the assets of the former Datagraphix business unit of Anacomp. IST provides a product line that includes specialty CRTs and complete visual displays used to produce computer-generated graphics, high quality photography and medical diagnostic images. The acquired assets of IST, Raytheon and Datagraphix were integrated into Lexel's manufacturing facility in fiscal 2001.

        During fiscal 2000, in order to support the data display segment, the Company opened Display Systems in Cape Canaveral, Florida. Display Systems provides custom CRT solutions for training rooms, board rooms, teleconferencing, flight training simulators, command and control centers, air traffic control, ship simulators, process status displays and integrated home theater. The Company's VDC Wolcott subsidiary, established in fiscal 2000, was closed and merged into the operations of Lexel in fiscal 2003. The Lexel operations of VDC Wolcott offers high-resolution monochrome displays for use in medical and military applications.

        During fiscal 1999, the Company acquired the assets and assumed certain liabilities of the U.S. and U.K. Display Divisions of Aydin Corporation ("Aydin"); acquired 100% of the outstanding common stock of Mengel Industries, Inc. ("MII"); and acquired the net assets of both Wintron, Inc. ("Wintron") and MegaScan Corporation ("MegaScan"). Aydin offers a complete line of high-resolution commercial and ruggedized CRT monitors, AMLCD flat panel displays and monitors used by the public and private sector industries including medical diagnostic or treatment centers, utility and financial companies, and the military industry. MII, now combined with Teltron, supplies independent, OEM and hospital service personnel with CRTs, camera tubes and other components for medical imaging within the healthcare industry. Wintron manufactures high quality, custom-designed deflection components, high voltage power supplies, coils and flyback transformers and other CRT drive circuitry for airborne, commercial and military applications. MegaScan was shutdown and merged into Z-Axis, Inc. ("Z-Axis") in fiscal 2003. The Z-Axis operations of MegaScan offers a specialty line of high-resolution monochrome CRT monitors to the medical display industry.

        In fiscal 1996, the Company acquired the assets and assumed certain of the liabilities of Teltron Technologies, Inc. ("Teltron") and the stock of Z-Axis. Teltron is involved in the development and production of new and recycled camera and CRTs and special purpose sensors. Teltron's products are used in camera tube applications including nuclear inspection, UV sensing, x-ray and astronomy; military applications including avionics instrument displays, marine radar displays, helmet mounted displays, vehicular displays, and target monitoring image tubes; and in CRT applications including OEM displays, flying spot scanners, photo typesetting and electrostatic deflection tube applications. Z-Axis is involved in the design and production of color and monochrome video display monitors. Z-Axis' monitors are used in industrial control, medical instruments, test equipment, visual aid devices, on-board tracking systems, point-of-sale terminals and naval tactical displays.

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

        The Company continues to explore opportunities to expand the products offered in the display industry. This expansion will be achieved by adding new products to its inventory or by acquiring existing companies that would enhance the Company's position in the display industry. Management currently is evaluating product trends in the industry and subsegments in which the Company operates. Overall trends are discussed herein under "Flat Panel and Other Technology". Research and development primarily consists of establishing the interchangeability of products from various manufacturers and, when advantageous, manufacturing products to replace original electronic parts.

Segment Information

        This information is provided in Note 13 to the Consolidated Financial Statements.

Principal Products

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

        The Company's CRT manufacturing operations of new or recycled CRTs are conducted at facilities located in White Mills, Pennsylvania (Chroma); Bossier City, Louisiana (Novatron); Dallas, Texas (MagnaView); Birdsboro, Pennsylvania (Teltron); and Lye, England (VDC—Europe). With the closure of the Mexico manufacturing facility in the fourth quarter of fiscal 2003, the Atlanta, Georgia location acts as a distributor of CRTs purchased from outside sources. The European location is a sales and distribution facility. The Company's Monterrey, Mexico monochrome CRT manufacturing facility (Video Electronics) was closed in the fourth quarter of fiscal 2003, as the Company has been able to more affordably source these tubes from foreign vendors.

        The recycling process for monochrome CRTs involves the cleaning and reconditioning of the glass bulb and the insertion of new electronic components, which are purchased from OEMs and the Company's electron gun subsidiary. The recycling of color CRTs involves the insertion of new electronic components, while leaving the original display screen intact. All CRTs manufactured by the Company are tested for quality in accordance with standards approved by UL and are shipped to customers or warehoused to meet future customer demand. The Company provides one-year limited warranties on its computer and other data display CRTs and two-year limited warranties on its color television components. Management believes that the Company is the largest recycler of CRTs in the domestic television replacement market.

        The Company also distributes new CRTs and other electronic tubes purchased from original manufacturers, both domestic and international. There is typically a 60 to 90 day lead time on purchases from international manufacturers. The Company must forecast its inventory requirements for six months to one year. Occasionally, manufacturers offer large quantities of overstocked original manufactured tubes at significant price reductions. The Company acquires these tubes when the existing replacement market demonstrates adequate future demand and the purchase price allows a reasonable profit for the risk. Due to the extended time frame for the replacement market to develop (five to seven years), these purchased inventories sometimes do not turn as quickly as other inventories. Bulk purchases have declined over the past few years as the Company is managing current inventory levels and space availability.

        The Company markets its products through approximately 200 independent wholesale electronics distributors located throughout the U.S. and sells directly to OEMs and their service organizations. The Company also supplies, under private-brand labeling, many of the replacement tubes marketed by several national brand name television manufacturers.

        In addition to factors affecting the overall market for such products, the Company's sales volumes in both the color television and the data display CRT replacement markets are dependent upon the Company's ability to provide prompt response to customers' orders, while maintaining quality control and competitive pricing. The Company's manufacturing activities are scheduled primarily around orders received.

Monitor Displays

        With its most recent acquisitions, the Company continues to position itself to compete in the design and manufacture of complete monitor units for use in the healthcare, military and industrial sectors.

        The Company's monitor operations are conducted at Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Teltron and Aydin); Cape Canaveral, Florida (Display Systems), Lexington, Kentucky (Lexel); and San Jose, California (XKD). In the third quarter of fiscal 2003, the VDC Wolcott and MegaScan operations were shut down and merged into the Lexel and Z-Axis' operations, respectively.

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

        The electron gun division markets electron gun component parts to OEMs who manufacture high resolution and specialty tubes for unique applications. The majority of electron guns produced by the Company are consumed internally among the Company's own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $910,000, $549,000, and $434,000 for fiscal 2003, 2002 and 2001, respectively.

        Electron gun sales are historically dependent upon the demand by domestic and foreign television CRT remanufacturers. The Company continues to seek alternative, growth-oriented markets to fully utilize its electron gun and component assembly facility.

        The Company, through its subsidiary, Wintron, located in Howard, Pennsylvania, produces flyback transformers, coils and power transformers. Intercompany sales transactions were $221,000, $210,000 and $85,000 for fiscal 2003, 2002 and 2001, respectively.

Flat Panel and Other Technology

        The Company anticipates that AMLCD and Plasma Display products, due to their lower space and power requirements, will eventually become the display of choice in many new display applications. To date, this has not had a significant effect on the Company's operations due to the nature of the Company's business, which primarily emphasizes replacement and service parts and specialty niche markets. In anticipation of long-term trends toward flat panel display usage, the Company has focused its efforts as well as its acquisition strategy toward flat panel technologies for niche market applications in the medical, simulation, training and military markets. Other types of technology including HDTV have not had a significant impact on the Company's business. HDTV utilizes both CRT and flat panel technology and, therefore, has potential positive effects on the Company due to higher margin CRT replacements. There can also be long-term negative effects should the HDTV market move toward greater flat panel utilization. The Company will continue to monitor these trends and continue to make adjustments to its CRT inventory levels and operating facilities to reflect changes in demand.

Electronic Parts

        Fox International distributes consumer electronic parts of most major consumer electronics manufacturers, both foreign and domestic. This subsidiary resells these products to major electronic distributors; retail electronic repair facilities; third-party contractual repair shops; and directly to consumers. In its relationship with consumer electronic manufacturers, Fox International receives the right, often exclusively, to ship parts to authorized dealers. Many of the manufacturers also direct inquiries for replacement parts to Fox International. Each manufacturer requires a distributor to stock its most popular parts and monitors the order fill ratio to ensure that their customers have access to sufficient replacement parts. Fox International maintains 98% fill ratios in order to secure favored distributor status from the manufacturers, requiring a significant investment in inventories.

Patents and Trademarks

        The Company holds certain patents with respect to some of its products and markets its services and products under various trademarks and tradenames. Additionally, in fiscal 2001 the Company began licensing certain electronic technology to other manufacturing companies, which generated royalty revenues of approximately $63,000 and $155,000 in fiscal 2003 and 2002, respectively. Although the Company believes that the patents and trademarks owned are of value, the Company believes that success in its industry will be dependent upon incorporating emerging technology into new product line introductions, frequent product enhancements, and customer support and service. However, the Company intends to protect its rights when, in its view, these rights are infringed upon. The Company's key patents and trademarks expire in 2014 and 2004, respectively.

Seasonal Variations in Business

        Historically, there have not been any seasonal variations in the Company's CRT operating subsegments. The wholesale electronic parts distribution segment has experienced minimally higher sales during the Company's third quarter, which includes the impact of higher repair parts sales during the beginning of the new fall television season.

Working Capital Practices

        Information contained under Item 7—"Management's Discussion and Analysis—Liquidity and Capital Resources" ("MD&A") included in this Report is incorporated herein by reference in response to this item.

Concentration of Customers

        The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, television and avionics industries. The Company's CRT division had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, that comprised approximately 25%, 15% and 17% of CRT segment net sales and 20%, 13% and 13% of consolidated net sales in fiscal 2003, 2002 and 2001, respectively. Sales to foreign customers were 14% of consolidated net sales for fiscal 2003. Foreign sales were less than 10% for fiscal years 2002 and 2001. The Company's wholesale electronic parts distributor, Fox International, had net sales to one customer, National Parts, Inc., that comprised approximately 18%, 20% and 22% of that subsidiary's net sales in fiscal 2003, 2002 and 2001, respectively. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

        The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company's backlog was approximately $21,413,000 at February 28, 2003 and $22,312,000 at February 28, 2002. The Company's Lexel division comprised $14,414,000 (67%) and $15,810,000 (71%) of the February 28, 2003 and 2002 backlog, respectively. It is anticipated that more than 95% of the February 28, 2003 backlog is expected to ship during fiscal 2004.

Government Contracts

        The Company, primarily through its Aydin, Teltron, Lexel, XKD and Display Systems subsidiaries, had contracts with the U.S. government (principally the Department of Defense) which generated revenues of approximately $15,083,000, $9,098,000 and $9,282,000 for the fiscal years ended 2003, 2002 and 2001, respectively. The Company's costs and earnings in excess of billings on these contracts were approximately $514,000 at February 28, 2003 and $924,000 at February 28, 2002. The Company had no billings in excess of costs and earnings on these contracts at February 28, 2003 and at February 28, 2002. These contracts are typically less than twelve months in duration and specify a set number of units to be shipped based on a set delivery schedule.

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

Research and Development

        The objectives of the Company's research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing cathode ray and electron optic technology. The Company's commercial and military divisions continue their research and development in advanced infrared imaging ("FLIR"). The Company has funded additional FLIR research in partnership with the University of Rhode Island. Potential future markets for FLIR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. Through fiscal 2003, the Company has not incurred significant costs for basic research or new product development and, therefore, has not segregated these costs as a separate item but has included such costs in the consolidated financial statements as a part of costs of goods sold. As the Company continues to increase its development of new technology, these costs will be monitored and separately categorized, if material. Research and development costs amounted to approximately $285,000 and $550,000 in fiscal 2003 and 2002, respectively.

Employees

        As of February 28, 2003, the Company employed a total of 455 persons on a full time basis. Of these, 153 are employed in executive, administrative, and clerical positions, 57 are employed in sales and distribution, and 245 are employed in manufacturing operations. A union represents 3 employees at the Wintron location in Howard, Pennsylvania. The Company believes its employee relations to be satisfactory.

Competition

        Although the Company believes that it is the largest domestic recycler and distributor of recycled television CRTs in the United States CRT replacement market, it competes with other CRT manufacturers, as well as OEMs, many of which have greater financial resources than the Company. The Company believes it is the only company that offers complete service in replacement markets with its manufacturing and recycling capabilities. As a wholesale distributor of original equipment CRTs purchased from other manufacturers, the Company also competes with numerous other distributors, as well as the manufacturers' own distribution centers, many of which are larger and have substantially greater financial resources than the Company. The Company's ability to compete effectively in this market is dependent upon its continued ability to respond promptly to customer orders and to offer competitive pricing. The Company expects that competition may increase, especially in the computer and other display replacement markets, should domestic and foreign competitors expand their presence in the domestic replacement markets.

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

        The Company does utilize flat panel displays in some of its monitor units. These flat panels are purchased from OEMs. The revenues generated in fiscal 2003 from products utilizing flat panel technology was $4,031,000 as compared to $3,458,000 a year ago. Being in the replacement market, the Company has the opportunity to see trends in OEM sales, and while the growth in flat panel products is outpacing growth in CRT products, on a percentage basis, the CRT market remains more dominant. Because of this, the Company is still primarily in the CRT market. As trends continue to define themselves, and replacement of these products occur in five to seven years, the Company foresees a bigger impact and utilization of flat panel products in its business. There is competition in the area of flat panel technology and the Company will look towards its ability to adapt and incorporate designs into its future products so that it may compete in a profitable nature.

        The Company's competition in the consumer electronics parts segment comes primarily from other parts distributors. Many of these distributors are smaller than Fox International but a few are of equal or greater sales size. Prices for major manufacturers' products can be directly affected by the manufacturers' suggested resale price. The Company believes that its service to customers and warehousing and shipping network give it a competitive advantage. Fox International sells a wide variety of electronic parts and accessories, including semiconductors, resistors, audio/video parts and batteries.

ITEM 2.    PROPERTIES

        The Company leases its corporate headquarters at 1868 Tucker Industrial Drive in Tucker, Georgia (within the Atlanta metropolitan area) and occupies approximately 10,000 square feet of the total 59,000 square feet at this location. The remainder is utilized as warehouse and assembly facilities. Extension of this lease would be expected at its expiration in October 2003. This location, as well as several others, is leased from related parties at current market rates. See "Item 13—Certain Relationships and Related Transactions". Management believes the facilities to be adequate for its needs. The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires
CRT, Monitor and Electron Gun Manufacturing and Warehouse Facilities
Tucker, Georgia	59,000	October 31, 2003
Stone Mountain, Georgia	45,000	December 31, 2007
Tucker, Georgia	40,000	January 2, 2006
White Mills, Pennsylvania	110,000	Company Owned
Bossier City, Louisiana	26,000	Company Owned
Dallas, Texas	24,000	January 31, 2004
Lye, England	4,800	February 28, 2006
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Phelps, New York	32,000	Company Owned
Howard, Pennsylvania	19,000	Company Owned
Cape Canaveral, Florida	15,600	January 17, 2005
Lexington, Kentucky	152,000	March 31, 2005
San Jose, California	10,500	March 31, 2006
Atlanta, Georgia	500	September 30, 2003
Wholesale Electronic Parts Distribution
Bedford Heights, Ohio	60,000	Company Owned (b)
Richardson, Texas	13,000	April 30, 2007
New York, New York	18,000	July 31, 2007

(a)
The Birdsboro, Pennsylvania property secures a mortgage to a bank with a principal balance of $588,000 as of February 28, 2003. The mortgage bears interest at a variable rate of 7.4%. Monthly principal and interest payments of $5,000 commenced in May 2002 and are payable through October 2021.

(b)
The Bedford Heights, Ohio property secures a mortgage to a bank with a principal balance of $589,000 as of February 28, 2003 and bears interest at a variable rate of 7.5%. Monthly principal and interest payments of $4,000 are payable through December 2003 with a final payment of $539,000 due in December 2003.

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

        The following table shows the range of prices for the Company's common stock as reported (and as adjusted for the stock dividend discussed below) by the NASDAQ for each quarterly period beginning on March 1, 2001. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 28, 2003		February 28, 2002
Quarter Ended
	High	Low	High	Low
May	$8.55	$5.60	$8.25	$4.60
August	8.00	5.45	5.95	4.05
November	7.62	6.50	6.00	4.70
February	8.00	6.23	6.15	4.40

        There were approximately 750 holders of record of the Company's common stock as of May 12, 2003.

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

        Data relating to the five fiscal years ended February 28, 2003 are derived from the Consolidated Financial Statements appearing elsewhere in this Report or in previous reports, which have been audited by BDO Seidman, LLP, independent certified public accountants. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, management's discussion and analysis, the consolidated financial statements of the Company, the notes thereto and the report thereon included elsewhere in this Report.

	For Fiscal Years Ended
	Feb. 28, 2003	Feb. 28, 2002	Feb. 28, 2001 (c)	Feb. 29, 2000 (c)	Feb. 28, 1999 (c)
	(In Thousands, Except Per Share Data)
Statement of Operations Data
Net sales	$76,582	$72,366	$70,806	$63,838	$58,889
Gross profit	19,540	22,912	20,883	20,316	19,992
Goodwill amortization expense	—	320	318	310	240
Operating (loss) profit (b)	(2,622)	3,651	2,489	2,713	3,594
Net (loss) income	(3,286)	1,182	31	705	1,122

Net (loss) income per share—basic (a)	$(0.69)	$0.25	$0.01	$0.15	$0.24
Net (loss) income per share—diluted (a)	$(0.69)	$0.24	$0.01	$0.15	$0.23
Average number of shares outstanding—basic (a)	4,758	4,701	4,552	4,708	4,729
Average number of shares outstanding—diluted (a)	4,758	5,073	4,639	5,233	5,337
Cash dividends	$—	$—	$—	$—	$—
Balance Sheet Data (at year end)
Total assets	$57,335	$61,841	$56,882	$49,851	$51,641
Working capital	26,739	27,569	26,311	21,862	26,564
Long-term obligations	14,466	14,957	14,020	8,644	13,987

(a)
Includes the effects of a 20% stock dividend declared in March 2001 and issued on April 16, 2001 for all periods presented.

(b)
In connection with the winding up of its manufacturing operations in Mexico and three domestic facilities, the Company recorded impairment charges of $7,163,000 in the third quarter of 2003, including the elimination of its related foreign currency cumulative translation account balance of $1,296,000.

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

Operations

        The following table sets forth, for the fiscal years indicated, the percentages which selected items in the Company's consolidated statements of income bear to total revenues:

        (See Item 1. Business—Description of Principal Business and Principal Products for discussion about the Company's Products and Subsegments.)

	2002		2003		2001
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Sales:
CRT segment
Data display CRTs	$9,405	12.3%	$11,028	15.2%	$10,476	14.8%
Entertainment CRTs	6,223	8.1	6,558	9.1	7,544	10.6
Electron guns and components	1,514	2.0	1,607	2.2	1,943	2.7
Monitors	42,417	55.4	39,697	54.9	36,275	51.3

Total CRT Segment	59,559	77.8	58,890	81.4	56,238	79.4
Wholesale distribution segment Consumer electronic parts	17,023	22.2	13,476	18.6	14,568	20.6

	76,582	100.0	72,366	100.0	70,806	100.0

Costs and expenses:
Cost of goods sold	57,042	74.5	49,454	68.3	49,923	70.5
Selling and delivery	7,830	10.2	6,109	8.4	6,314	8.9
General and administrative	13,036	17.0	13,152	18.2	12,080	17.1
Recognized foreign currency translation loss	1,296	1.7	—	—	—	—

	79,204	103.4	68,715	94.9	68,317	96.5

Operating (loss) profit	(2,622)	(3.4)	3,651	5.1	2,489	3.5
Interest expense	(1,493)	(1.9)	(1,585)	(2.2)	(2,092)	(2.9)
Other income (expense), net	(197)	(0.3)	104	0.1	(73)	(0.1)

(Loss) income before taxes	(4,312)	(5.6)	2,170	3.0	324	0.5
Income tax (benefit) expense	(1,026)	(1.3)	988	1.4	293	0.4

Net (loss) income	$(3,286)	(4.3)%	$1,182	1.6%	$31	0.1%

Fiscal 2003 Compared to Fiscal 2002

Net Sales

        Consolidated net sales for fiscal 2003 increased $4,216,000 or 5.8% over fiscal 2002 net sales. CRT division and wholesale parts segment sales increased $669,000 or 1.1% and $3,547,000 or 26.3%, respectively for the comparative periods.

        The net increase in CRT segment sales in fiscal 2003 over fiscal 2002 is attributed to growth within the monitor sub-segment of $2,720,000 from an increase in number of orders. Offsetting declines occurred in net sales of the data display, entertainment and component parts sub-segments of $1,623,000, $335,000 and $92,000, respectively.

        The net gain in monitor division sales includes increases from Display Systems of $3,498,000, Lexel of $1,721,000 (radar displays) and XKD of $554,000 (cockpit displays). These increases reflect revenues from new contract orders received during fiscal 2003. There were offsetting declines of $1,604,000 resulting from management's decisions to shift production of high-resolution medical monitors and military displays produced by the Megascan and Wolcott divisions, respectively. As a result of this decision, plants were shut down and production was moved to the Z-Axis and Lexel divisions, respectively. This movement disrupted the ability to produce these monitors and displays thereby, negatively impacting sales for these products. Z-Axis and Lexel will handle future sales of the high-resolution medical monitors and military display lines. Teltron and Aydin had declines of $940,000 in comparative sales for fiscal 2003 to fiscal 2002. During fiscal 2003, the building addition construction was completed on the Birdsboro, Pennsylvania (Teltron) facility and Aydin operations relocated from Horsham, Pennsylvania to the new Teltron facility. During the period of relocation there was a delay in the completion and shipment of orders which negatively impacted Aydin's sales for the year.

        Declines in the data display division reflect declines primarily within the international locations including Mexico, U.K. and Netherlands. The international location sales were down $1,206,000 when compared to a year ago. The Netherlands location was closed in mid-fiscal 2002 and Mexico was substantially closed in the fourth quarter of fiscal 2003.

        The component parts division recorded declines of $92,000 for the fiscal year ended 2003 as compared to a year ago. Electron gun and stem sales increased $153,000 while other component parts declined $245,000, which was attributed to fewer units being sold.

        Within the entertainment division, sales of projection tube CRTs increased $619,000 but were offset by declines in sales of replacement television CRTs by $954,000 for the year ended February 28, 2003 as compared to the same period a year ago. The increases in projection CRTs sales reflects the continued efforts by the Company to expand its marketing of projection tubes for use in home theater and commercial applications through greater direct sales contact and internet marketing.

        The Company is the primary supplier of replacement television CRTs to the domestic entertainment market. A majority of the entertainment segment's sales (37%) are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25" to 30"), fewer extended warranties are sold by retailers, a trend consistent with the past two fiscal years. The Company remains the primary supplier of the manufacturer's standard warranties. Growth in this division will be impacted by the timing and number of extended warranties sold for the larger, more expensive sets. Due to the fact that the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce the exposure to obsolescence. In fiscal 2003, retail trends continued to indicate increased sales in the mid-to-larger size television sets.

        Flat panel technology has not had a significant impact on the television replacement market. Most of the flat panel units sold within the television market are for commercial usage rather than end user consumer usage. Within the data display and monitor sub-segments, there has been an impact by flat panel technology. The Company has converted manufacturing of certain subsidiaries within these sub-segments to produce flat panel products. As noted above, being in the replacement market, the Company has the ability to see product trends and make marketing, production and stocking decisions based on those trends. As a result of declining market conditions, management shut down the monochrome CRT manufacturing operations (closure of Mexican operations) and began sourcing these products from overseas suppliers.

        The increase in the wholesale consumer parts segment of $3,547,000 is attributed primarily to the additions of the Applica, Inc. ("Applica") and Norelco distribution agreement revenues. These agreements authorize Fox International to distribute parts and accessories for Applica's Black & Decker, Profinish, Quick & Easy, and Spacemaker product lines and for Norelco's product lines. Sales generated pursuant to these agreements were approximately $5,800,000 and $718,000 in fiscal 2003 and 2002, respectively. These increases were offset by decreases of approximately $1,500,000 in consumer retail sales, which have been negatively impacted by general economic conditions.

Gross Margins

        Consolidated gross profit margins decreased from 31.7% to 25.5% for the year ended February 28, 2003 as compared to the year ended February 28, 2002. CRT segment margins decreased from 30.2% to 19.7% and the wholesale electronic parts segment margins increased from 38.0% to 46.1%.

        The primary factors for the decline of CRT margins were third quarter write-downs and write-offs of inventories and manufacturing equipment in the amount of $4,896,000 related to the closing of operations in Mexico, Wolcott, MegaScan and Aydin UK. These locations, which during the past few years had experienced reduced sales volume, lower margins due to aging product lines with limited potential for future product development and high overhead were part of an internal restructuring of operations. Other locations within the Company with excess capacity and newer, complementary product lines were determined to be the successors of these related customer bases. As such, certain raw materials inventories and equipment used in the manufacturing process of these closed locations were written down or off as the Company has been able to more affordably source these products from overseas vendors or to shift the processes to more efficient locations within the Company. Management determined it cost prohibitive to physically transfer the related materials and equipment to other Company locations. Included in the above charge to cost of sales in the third quarter of fiscal 2003 was a write-down of $1,082,000, which reflects the carrying cost of inventories previously manufactured by the Mexican operation to current net realizable value as well as the write-off of older or large quantity stocks.

        The remainder of the decline in CRT margins is attributed in part to decreases in margins within the monitor sub-segment. Display Systems margins declined due to the fact that products sold in the previous year included bulk inventories acquired at significantly reduced costs related to the acquisition of the Marquee™ product line in the third quarter of fiscal 2002. As these inventories have been sold, replacement items have been purchased at current market costs and, thus, have increased the cost of items produced.

        The increase in the wholesale consumer parts segment margins is largely attributable to the Applica and Norelco distribution agreements. The revenues associated with these agreements include primarily handling charges and shipping income, which accounts for an approximately 79% profit margin before the effects of offsetting operating expenses.

Operating Expenses

        Operating expenses as a percentage of sales increased from 26.6% for the year ended February 28, 2002 to 28.9% for the year ended February 28, 2003.

        The CRT segment operating expenses increased $1,603,000 for the year ended February 28, 2003 as compared to a year ago. Included in operating expenses is $572,000 of accounts receivable and other assets that were written off in the third quarter of fiscal 2003 related to the closure of the Mexican operations. Additionally, a third quarter non-cash charge of $1,296,000 was recognized for the cumulative foreign currency translation adjustment related to the Mexican subsidiary that was previously carried as a component of shareholders' equity.

        Operating expenses increased by $828,000 compared to the prior year at Display Systems in order to handle the increased business generated from the Christie Marquee™ product line acquired in fiscal 2002. Based on expected increased sales volume, it is anticipated that these costs will continue to increase slightly in the near term and then stabilize as sales level out. Additionally, there were increased operating costs associated with the closure of the Mexican operations including severance payments, as required by Mexican law of $217,000, which were paid during the third and fourth quarters of 2003. The increases were offset by reductions to operating expenses of $223,000 related to the locations closed during the year. Additionally, the Company adopted SFAS No. 142 at the beginning of fiscal 2003 and, accordingly, ceased amortization of goodwill at that time. Goodwill amortization expense was $320,000 for the year ended February 28, 2002.

        The wholesale parts segment operating expenses were up $1,298,000 for the year ended February 28, 2003 as compared to a year ago, but as a percentage of sales decreased from 41.3% to 40.3%. The increase includes $1,520,000 related to increases in delivery, labor and commission expenses associated with the Applica and Norelco revenue increases. Offsetting decreases of $222,000 were experienced in various operating expense line items. The delivery and commission expenses related to the Applica and Norelco lines are a function of sales volume. As sales increase it is expected that these costs will increase as well. However, the percentage of total operating expenses to net sales as a whole should stabilize or decline slightly as certain overhead expenses are expected to remain fixed.

Interest Expense

        Interest expense decreased $92,000 for the year ended February 28, 2003 as compared to February 28, 2002. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. LIBOR and prime rates were slightly lower during the comparable periods. While overall debt decreased during the twelve month comparative periods by $840,000, the mix of interest rates changed.

Income Taxes

        The effective tax rate for fiscal 2003 was (23.9)% compared to 45.4% for fiscal 2002. The effective tax rate for 2003 was lower than the Federal statutory rate due to differences between income tax and financial reporting purposes relating to the abandonment of Mexican net operating losses, effects of state income taxes and offset by a decrease in non-deductible operating expenses of $118,000 in fiscal 2003 compared to $467,000 in fiscal 2002. Non-deductible expenses in 2002 included goodwill amortization.

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

Income Taxes

        The effective tax rate for fiscal 2002 was 45.4% as compared to 92.4% for fiscal 2001. The decrease in the effective rate is attributable to higher income before income taxes in 2002 compared to 2001, as expenses that are not deductible for tax purposes remained relatively constant. The Company had expenses of $467,000 and $438,000 that were not deductible for tax purposes in fiscal 2002 and 2001, respectively.

Management's Discussion of Liquidity and Capital Resources

        As of February 28, 2003, the Company had total cash and cash equivalents of $2,392,000. The Company's working capital was $26,739,000 and $27,569,000 at February 28, 2003 and 2002, respectively.

        Overall increases in sales and increased collections of accounts receivable provided cash used in repayment of accounts payable and other current liabilities. Additionally, consolidated debt levels were reduced by a net $840,000.

        Cash provided by operations for fiscal 2003 was $3,009,000 as compared to cash used in operations of $2,544,000 in fiscal 2002. Cash provided by operations for fiscal 2003 reflect the declines in accounts receivable of $943,000. While sales increased $884,000 for the comparative fourth quarters, overall receivables were down due to better collection efforts primarily within the data display and monitor subsegments.

        Inventories, excluding the effects of the third quarter write-offs and additions to the reserve for obsolescence of $4,953,000, increased $1,754,000. These increases are the result of purchase requirements for XKD and Aydin related to contracts that began in the fourth quarter of fiscal 2003. Additionally, bulk inventories acquired at lower costs have been utilized and are being replaced by inventories at current market values. The change in Prepaids and other assets reflect the decline in costs in excess of billings of $410,000 on contract revenues during 2003, increases in refundable income taxes of $875,000 as a result of the current year taxable loss and changes in deferred tax assets included in this classification on the Company's balance sheet. Decreases in accounts payable and accrued liabilities of $1,722,000 are a function of the excess cash generated during the year being utilized to reduce these current obligations.

        Investing activities used cash of $1,106,000 and $3,441,000 in fiscal 2003 and 2002, respectively. Capital expenditures were $1,137,000 in fiscal 2003 as compared to $3,156,000 in fiscal 2002. The new addition to the facility in Birdsboro, Pennsylvania was completed in fiscal 2003. Additions to debt of $463,000 were incurred to finance a portion of these costs.

        Financing activities used cash of $1,217,000 in fiscal 2003 and provided cash of $3,375,000 in fiscal 2002. During fiscal 2003, the Company repaid a net amount of $840,000 towards overall debt. During the year one of the Company's lines of credit was converted to a term note. The term note matures in July 2004, and bears interest at prime plus 1.75%. The Company increased its borrowings from its CEO by $1,116,000 during fiscal 2003. These funds were utilized to pay for stock repurchased by the Company during the year and to assist with short-term refinancing needs. The debt with the CEO bears interest at the higher of 6% or prime plus 1%. In February, 2003, this note was converted from a demand note payable to a term loan maturing in February 2006.

        The Company's debt agreements contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants. The Company's line of credit with its primary lender expires July 1, 2003, and at February 28, 2003, the Company was not in compliance with the minimum debt service ratio (as defined), senior funded debt to EBITDA (as defined) and additional indebtedness. The primary lender subsequently waived these covenant violations. Additionally, the Company was not in compliance with its loan covenants for the Fox International (wholesale) segment and the lender waived such noncompliance.

        Management is negotiating the renewal of its line of credit with its current lender. Management anticipates being able to renew financing with its current lender or obtain new financing from another lender under terms not less favorable to those that presently exist, and that such financing will be adequate to meet the Company's liquidity needs for the fiscal year ending February 2004.

        The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company's common stock in the open market. In fiscal year 2003, 61,000 shares were repurchased for $414,000. No shares were repurchased in fiscal 2002. Subsequent to year end, the Company purchased an additional 135,000 shares for $875,000.

        The Company does not anticipate any significant investment in capital assets for fiscal 2004.

        The Company continues to monitor its cash and financing positions, seeking to find ways to lower its interest costs and to produce positive operating cash flow. The Company always examines opportunities to grow its business and as sales contracts or acquisitions present themselves, there could be an impact to working capital requirements. As in the past, the intent is to finance such projects with existing bank lines; however, longer, more permanent sources of capital may be required in certain circumstances.

Transactions with Related Parties, Contractual Obligations and Commitments

        At February 28, 2002 the Company had outstanding borrowings in the form of a demand note and a one-year note from its CEO in the amount of $4,100,000 and $3,000,000, respectively. During fiscal 2003, the Company borrowed an additional $1,656,000 and repaid $540,000 to the CEO to assist with the repurchase of stock and short-term financing. In February 2003 the two notes were combined into a three year term note with interest due monthly at a rate of 6% or prime (4.25% at February 28, 2003) plus 1% whichever is higher. As of February 28, 2003, the cumulative outstanding balance due the CEO was $8,216,000.

        During fiscal 2003, the Company repaid $86,000 to a Director, resulting in a balance of $155,000 at February 28, 2003. Yearly principal payments of $60,000 are payable through 2005 with a final payment of $35,000 due in 2006. These borrowings bear interest at 6%.

        In fiscal 1997, the Company issued $2,000,000 in face value, 8% five-year convertible subordinated debentures in payment of the acquisition of the stock of Z-Axis. The debentures were issued to the former owners of Z-Axis, of which the Company's CEO was a majority shareholder. The debentures are convertible at the holder's option into common shares based upon a conversion rate of $4.17 per share, as adjusted for the April 2001 stock dividend. During fiscal 2002, $775,000 of debentures plus accrued interest were converted into 186,068 common shares. The Company's CEO, in accordance with the provisions of the subordinated debt agreement, elected to extend the maturity date of the remaining $1,000,000 debentures to May 31, 2005.

Contractual Obligations

        Future maturities of long-term debt and future minimum rental payments due under operating leases are as follows (in thousands):

	Years
								Footnote Ref.
	Total	1	2	3	4	5	>5
Long-term debt	$7,863	$2,708	$3,140	$786	$133	$140	$956	6
Lines of Credit	9,229	9,229	—	—	—	—	—	7
Notes Payable to shareholders	8,371	60	60	8,251	—	—	—	8
Convertible debentures	1,000	—	—	1,000	—	—	—	9
Operating leases	4,862	1,828	1,642	731	504	157	—	15

Total contractual obligations	$31,325	$13,825	$4,842	$10,768	$637	$297	$956

        Included in the above operating lease commitments are leases for four of the Company's manufacturing facilities and certain warehouse space from shareholders and officers. Future minimum rental payments due under these leases with related parties are as follows (in thousands):

	Years
								Footnote Ref.
	Total	1	2	3	4	5	>5
Related party leases	$1,072	$392	$240	$220	$120	$100	$—	15

Other Commercial Commitments (in thousands)

	Years
								Footnote Ref.
	Total	1	2	3	4	5	>5
Letters of credit	$256	$256	$—	$—	$—	$—	$—

Off-Balance Sheet Arrangements

        Except for operating leases, the Company historically has not relied upon off-balance sheet arrangements (such as sale-leasebacks), transactions or relationships that would materially affect liquidity or the availability of, or requirements for, capital resources.

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

        The Company wrote off approximately $4,000,000 of inventory in fiscal 2003 related to changing market conditions affecting Mexican operations, and the Aydin UK, VDC Wolcott and MegaScan businesses. Aydin UK, Wolcott and MegaScan had experienced weak returns and management expected limited potential for future product development on a stand-alone basis. Another component of the fiscal 2003 write down was the disposal of older or large quantity stocks that management determined had limited future salability. The reserve for inventory obsolescence was approximately $2,339,000 and $1,640,000 at February 28, 2003 and 2002, respectively.

Revenue Recognition

        Revenue from product sales is recognized when goods are shipped. The Company does not offer rights of return to customers; however, it does offer one and two-year limited warranties on certain products.

        Revenue from contracts that are long-term in nature is recognized by the percentage of completion method. Profit estimates are revised periodically based upon actual costs incurred. Any expected losses identified on contracts are recognized immediately. Revenue related to short-term contracts is recognized upon shipment of product, which is typically mandated by set delivery dates in the related contract.

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

        Management reviews the valuation of accounts receivable on a monthly basis. The allowance for doubtful accounts is estimated based on historical experience of write-offs and current economic conditions that might impact the collectibility of customer accounts, including such factors as bankruptcies and insolvencies. The Company performs ongoing credit evaluations of its customers. The Company continually updates the history it uses to make these estimates so as to reflect the most recent information available. The allowance for doubtful accounts was approximately $502,000 and $343,000 at February 28, 2003 and 2002, respectively.

Warranty reserves

        Warranty reserves are determined by recording a specific reserve for known warranty issues and a general reserve based on historical claims experience. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

Use of estimates

        Management's review of these accounting items and the resulting accounting positions taken by the Company are based upon certain assumptions and conditions and reflect management's best assumptions and estimates; however, estimates of these types of accounting items involve inherent uncertainties as described above, that are beyond management's control. The Company incorporates many years of historical data into the determination of each of these estimates. Actual results may differ from these estimates under different assumptions or conditions.

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

        Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to the impairment of long-lived assets require difficult judgments on matters that are often subject to multiple sources of authoritative accounting guidance. See also Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

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

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No.142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The Company adopted SFAS No. 142 on March 1, 2002 and, accordingly, ceased amortization of goodwill at that time. Goodwill amortization expense of $320,000 and $318,000 was included in the consolidated financial statements for the years ended February 28, 2002 and 2001, respectively. Had goodwill amortization expense not been recognized in those years, diluted earnings per share would have increased from $0.24 per share to $0.30 per share for the year ended February 28, 2002 and from $0.01 per share to $0.08 per share for the year ended February 28, 2001. See Note 1 to the Consolidated Financial Statements for further discussion of SFAS No. 142.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"). SFAS

No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the transition provisions of SFAS No. 148 but expects that it will not have a material adverse impact on the Company's consolidated financial position and results of operations upon adoption since the Company has not adopted the fair value method. The Company adopted the required disclosure provisions of SFAS No. 148, see Note 1 to the Consolidated Financial Statements included in this report.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2003 and such adoption did not have a material impact on the Company's consolidated financial statements. The recognition provisions of FIN 45 are not expected to have a material adverse impact on the Company's consolidated results of operations or financial position.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since the Company currently has identified no variable interest entities, management expects that the adoption of the provisions of FIN 46 will not have a material impact on the Company's consolidated results of operations or financial position.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires three types of freestanding financial instruments to be classified as liabilities in statements of financial position. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. The majority of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with SFAS No. 150, the Company plans to adopt this standard on September 1, 2003.

        During fiscal 2003, the Company issued $100,000 of redeemable common stock in exchange for inventory. At the option of the holder, the stock was redeemable at the end of one year for $100,000 cash. Subsequent to February 28, 2003, the holder exercised his option and redeemed approximately 15,000 shares for $100,000. Adoption of SFAS No. 150 by the Company on September 1, 2003 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

Impact of Inflation

        Inflation has not had a material effect on the Company's results of operations to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $25,307,000 of outstanding debt at February 28, 2003 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company's interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an decrease of approximately $253,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at February 28, 2003. The Company does not trade in derivative financial instruments.

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

        Beginning January 1, 1997, the Company reported its former Mexican subsidiary on the basis of the functional currency being the U.S. dollar as over 90% of the subsidiary's sales and purchases were with the parent with accounts receivable and accounts payable settled in U.S. dollars. Due to the closure of the Mexican subsidiary in the fourth quarter of fiscal 2003, cumulative foreign currency translation losses of $1,296,000 previously included as a separate component of shareholders' equity were recognized in operating expense. These translation losses accumulated prior to January 1, 1997, when the functional currency of this subsidiary was the Mexican peso.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements listed on page F-1 of this Report are filed as part of this Report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2003 fiscal year end, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2003 fiscal year end, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2003 fiscal year end, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2003 fiscal year end, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

ITEM 14.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate with regards to the domestic operations of the Company and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to our chief executive officer and our chief financial officer by others within those entities. Due to the restatement of the third quarter for transactions affecting the international operations, the Company determined that a review of those internal controls were necessary in order to prevent similar future situations.

  (b)
  Changes in internal controls. There were changes to internal controls to provide for more timely review and accurate reconciliations of intercompany transactions. No other significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Report:

1.	Financial Statements:
	Index to Consolidated Financial Statements.	F-1
2.	Financial Statement Schedule:
	Index to Consolidated Financial Statements Schedule	F-29
(b)
Reports on Form 8-K:

  The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year covered by this Report.

(c)
Exhibits

Exhibit Number		Exhibit Description
*3	(a)	Articles of Incorporation of the Company.
*3	(b)	By-Laws of the Company.
*10	(f)	Employee Stock Option Plan. **
*10	(i)	Lease dated January 1, 1992 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia.
*10	(j)	Lease dated November 1, 1993 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia.
*10	(k)	Lease dated January 1, 1996 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4701 Granite Drive, Tucker, Georgia.
*10	(l)	$10,000,000 amended and restated promissory note dated May 4, 2001 between Registrant (Maker) and SouthTrust Bank (Holder).
21		Subsidiary companies—see page F-32 herein.
99.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—see page F-33 herein.

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

Signature—Name	Capacity	Date

/s/ RONALD D. ORDWAY Ronald D. Ordway	Chief Executive Officer, Treasurer and Director	June 13, 2003
/s/ ERV KUCZOGI Erv Kuczogi	President and Director	June 13, 2003
/s/ MURRAY FOX Murray Fox	Director	June 13, 2003
/s/ CARLETON E. SAWYER Carleton E. Sawyer	Director	June 13, 2003
/s/ CAROLYN HOWARD Carolyn Howard	Director	June 13, 2003
/s/ CAROL D. FRANKLIN Carol D. Franklin	Chief Financial Officer, and Secretary	June 13, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Ronald D. Ordway, certify that:

1.
I have reviewed this annual report on Form 10-K of Video Display Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rulers 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: June 13, 2003	/s/ RONALD D. ORDWAY Ronald D. Ordway Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Carol D. Franklin, certify that:

1.
I have reviewed this annual report on Form 10-K of Video Display Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rulers 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: June 13, 2003	/s/ CAROL D. FRANKLIN Carol D. Franklin Chief Financial Officer

Video Display Corporation and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants

Board of Directors and Shareholders of
Video Display Corporation
Tucker, Georgia

        We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries as of February 28, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 28, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ BDO Seidman, LLP

Atlanta, Georgia
June 6, 2003

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	February 28, 2003	February 28, 2002
Assets (Notes 6 and 7)
Current assets
Cash and cash equivalents	$2,392,000	$1,615,000
Accounts receivable, net of allowance of $502,000 and $343,000 (Note 16)	11,120,000	12,712,000
Inventories (Note 4)	28,821,000	31,920,000
Prepaid expenses and other (Notes 3, 5 and 12)	4,289,000	3,276,000

Total current assets	46,622,000	49,523,000

Property, plant and equipment
Land	540,000	600,000
Buildings	6,858,000	6,814,000
Machinery and equipment	17,949,000	18,845,000

	25,347,000	26,259,000
Accumulated depreciation	(17,186,000)	(16,891,000)

Net property, plant and equipment	8,161,000	9,368,000

Other assets (Note 1)	2,552,000	2,950,000

	$57,335,000	$61,841,000

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	February 28, 2003	February 28, 2002
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$3,809,000	$4,808,000
Accrued liabilities (Note 10)	4,077,000	4,800,000
Lines of credit (Note 7)	9,229,000	3,779,000
Notes payable to shareholders (Note 8)	60,000	7,124,000
Current maturities of long-term debt (Note 6)	2,708,000	1,443,000

Total current liabilities	19,883,000	21,954,000
Lines of credit (Note 7)	—	8,785,000
Long-term debt, less current maturities (Note 6)	5,155,000	4,955,000
Notes payable to shareholders, less current maturities (Note 8)	8,311,000	217,000
Convertible subordinated debentures (Note 9)	1,000,000	1,000,000
Deferred income taxes (Note 12)	554,000	113,000

Total liabilities	34,903,000	37,024,000

Minority interests	176,000	158,000
Redeemable common stock; 15,000 shares issued and outstanding (Notes 1 and 17)	100,000	—
Commitments (Notes 2, 14 and 15)
Shareholders' equity (Notes 1, 7 and 11)
Preferred stock; no par value—2,000,000 shares authorized, none issued and outstanding	—	—
Common stock; no par value—10,000,000 shares authorized; 4,700,000 and 4,749,000 shares issued and outstanding	3,449,000	3,826,000
Additional paid-in capital	92,000	92,000
Retained earnings	18,848,000	22,134,000
Accumulated other comprehensive income (loss)	(233,000)	(1,393,000)

Total shareholders' equity	22,156,000	24,659,000

	$57,335,000	$61,841,000

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Income

	Fiscal Year Ended February 28,
	2003	2002	2001
Net sales (Note 16)	$76,582,000	$72,366,000	$70,806,000
Cost of goods sold	57,042,000	49,454,000	49,923,000

Gross profit	19,540,000	22,912,000	20,883,000

Operating expenses
Selling and delivery	7,830,000	6,109,000	6,314,000
General and administrative	13,036,000	13,152,000	12,080,000
Recognized foreign currency translation loss	1,296,000	—	—

	22,162,000	19,261,000	18,394,000

Operating (loss) profit	(2,622,000)	3,651,000	2,489,000

Other income (expense)
Interest expense	(1,493,000)	(1,585,000)	(2,092,000)
Other, net	(179,000)	109,000	(80,000)

	(1,672,000)	(1,476,000)	(2,172,000)

(Loss) income before income taxes and minority interests	(4,294,000)	2,175,000	317,000
(Benefit from) provision for income taxes (Note 12)	(1,026,000)	988,000	293,000

(Loss) income before minority interests	(3,268,000)	1,187,000	24,000
Minority interests	(18,000)	(5,000)	7,000

Net (loss) income	$(3,286,000)	$1,182,000	$31,000

Net (loss) income per share—basic	$(0.69)	$0.25	$0.01

Net (loss) income per share—diluted	$(0.69)	$0.24	$0.01

Average shares outstanding—basic	4,758,000	4,701,000	4,552,000

Average shares outstanding — diluted	4,758,000	5,073,000	4,639,000

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders' Equity
and Comprehensive Income (Loss)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Current Year Comprehensive Income (Loss)
Balance, February 29, 2000	$2,994,000	$92,000	$20,921,000	$(1,401,000)
Net income for the year	—	—	31,000	—	$31,000
Unrealized loss on marketable equity securities	—	—	—	(29,000)	(29,000)
Foreign currency translation adjustment	—	—	—	(49,000)	(49,000)

Total comprehensive loss					$(47,000)

Issuance of common stock under stock option plan	40,000	—	—	—

Balance, February 28, 2001	3,034,000	92,000	20,952,000	(1,479,000)
Net income for the year	—	—	1,182,000	—	$1,182,000
Unrealized loss on marketable equity securities	—	—	—	(2,000)	(2,000)
Foreign currency translation adjustment	—	—	—	88,000	88,000

Total comprehensive income					$1,268,000

Issuance of common stock under stock option plan	17,000	—	—	—
Conversion of subordinated debentures to common stock	775,000	—	—	—

Balance, February 28, 2002	3,826,000	92,000	22,134,000	(1,393,000)

Net loss for the year	—	—	(3,286,000)	—	$(3,286,000)
Unrealized loss on marketable equity securities	—	—	—	(4,000)	(4,000)
Foreign currency translation adjustment	—	—	—	(132,000)	(132,000)
Foreign currency translation adjustment recognized in operations resulting from liquidation of foreign subsidiary	—	—	—	1,296,000	1,296,000

Total comprehensive loss					$(2,126,000)

Issuance of common stock under stock option plan	37,000	—	—	—
Repurchase of common stock	(414,000)	—	—	—

Balance, February 28, 2003	$3,449,000	$92,000	$18,848,000	$(233,000)

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Year ended February 28,	2003	2002	2001
(Note 17)
Operating Activities
Net (loss) income	$(3,286,000)	$1,182,000	$31,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	1,313,000	1,660,000	1,474,000
Provision for losses on accounts and notes receivable	649,000	278,000	585,000
Provision for inventory reserves	4,953,000	350,000	438,000
Deferred income taxes	(627,000)	323,000	(140,000)
Recognized foreign currency translation loss	1,296,000	—	—
Net income (loss) allocated to minority interests	18,000	5,000	(7,000)
Net loss on disposal of fixed assets	667,000	—	—
Net (gains) losses in investing activities	—	—	(67,000)
Changes in working capital items, net of effect of acquisitions:
Accounts receivable	943,000	(2,349,000)	(1,441,000)
Inventories	(1,754,000)	(2,092,000)	(65,000)
Prepaid expenses and other assets	559,000	(1,131,000)	(196,000)
Accounts payable and accrued liabilities	(1,722,000)	(770,000)	361,000

Net cash provided by (used in) operating activities	3,009,000	(2,544,000)	973,000

Investing Activities
Capital expenditures	(1,137,000)	(3,156,000)	(1,466,000)
Proceeds from disposal of fixed assets	43,000	—	100,000
Net cash paid for acquisitions	—	—	(5,357,000)
Other investing activities	(12,000)	(285,000)	37,000

Net cash used in investing activities	(1,106,000)	(3,441,000)	(6,686,000)

Financing Activities
Proceeds from long-term debt and lines of credit	19,149,000	27,303,000	32,714,000
Repayments of long-term debt and lines of credit	(19,989,000)	(23,945,000)	(27,090,000)
Proceeds from stock option exercises	37,000	17,000	40,000
Purchases and retirements of common stock	(414,000)	—	—

Net cash (used in) provided by financing activities	(1,217,000)	3,375,000	5,664,000

Effect of exchange rates on cash	91,000	88,000	(49,000)

Net change in cash and cash equivalents	777,000	(2,522,000)	(98,000)
Cash and cash equivalents, beginning of year	1,615,000	4,137,000	4,235,000

Cash and cash equivalents, end of year	$2,392,000	$1,615,000	$4,137,000

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies

Nature of Business

        Video Display Corporation (the "Company") principally manufactures and distributes cathode ray tubes ("CRTs") in the worldwide replacement market for use in television sets and data display screens for medical, military and industrial monitoring systems as well as manufacturing and distributing electron optic parts, which are significant components in new and recycled CRTs and monitors. The Company also manufactures low and high-end monochrome and color CRT and AMLCD monitor displays for use in specialty high performance and ruggedized applications. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. The Company's operations are principally located in the U.S.; however, the Company does have a subsidiary operation located in the United Kingdom.

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

        In the consolidated statements of operations, revenues from shipping and handling fees charged to customers are included under the caption "Net sales" and shipping costs incurred are included under the caption "Selling and delivery." Shipping costs of $2,080,000, $1,010,000 and $700,000 were incurred in the three years ended 2003, 2002 and 2001, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to manufacturers and consumers of CRTs and to consumers of electronic products. Senior management performs continuing credit evaluations of its customers' financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. The Company records an allowance for doubtful accounts based on specifically identified amounts that senior management believes to be uncollectible. The Company also records additional allowance based on certain percentages of its aged receivables, which are determined based on historical experience and the assessment of the general financial conditions affecting its customer base. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes its allowance for doubtful accounts as of February 28, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories

        Inventories consist primarily of CRTs, electron guns, monitors and electronic parts. Inventories are stated at the lower of cost (first-in, first-out) or market.

        Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company's investment in inventories for declines in value and establishes reserves when it is apparent that the expected realizable value of the inventory falls below its original cost. The age of the inventory is not as significant as is the projected demand for CRTs. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company's replacement market develops. Management is also able to observe the production trends of the OEMs and the new products that are being promoted. Based on the information available to management, the Company believes its reserve on inventories as of February 28, 2003 is adequate. However, actual write-offs might exceed the recorded reserve.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings—ten to twenty-five years; Machinery and Equipment—five to ten years. Depreciation expense totaled approximately $1,130,000, $1,240,000 and $1,079,000 for the three years ended 2003, 2002 and 2001, respectively. Substantial betterments to property, plant and equipment are capitalized and routine repairs and maintenance are expensed as incurred.

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

Goodwill and Other Intangibles

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No.142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.

        In addition, SFAS No. 142 requires that the Company identify reporting units for purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized finite-lived intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This statement was required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 required the Company to complete a transitional goodwill impairment test within six months from the date of adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption.

        The Company adopted SFAS No. 142 on March 1, 2002 and, accordingly, ceased amortization of goodwill at that time. Goodwill amortization expense of $320,000 and $318,000 was included in the consolidated financial statements for each of the years ended February 28, 2002 and 2001.

        The following table presents the impact of SFAS No. 142 on operating profit, net income, and diluted earnings per share as if it had been in effect for the years ended February 28, 2002 and 2001.

	2002	2001
Operating profit, as reported	$3,651,000	$2,489,000
Add back: Goodwill amortization	320,000	318,000

Adjusted operating income	$3,971,000	$2,807,000

Net income, as reported	$1,182,000	$31,000
Add back: Goodwill amortization	320,000	318,000
Tax effect	—	—

Adjusted net income	$1,502,000	$349,000

Diluted earnings per share, as reported	$0.24	$0.01
Goodwill amortization	0.06	0.07

Adjusted diluted earnings per share	$0.30	$0.08

        As of August 31, 2002, the Company completed the first phase of transitional testing for the potential impairment of goodwill relating to its monitor subsegment. This goodwill impairment test will be completed annually on December 1 unless events or evidence exist that would significantly alter amounts used in the annual calculation. The Company used a multiple of EBITDA (earnings before interest, tax, depreciation and amortization expenses) in evaluating the fair value of the monitor subsegment. As a result of such testing, the Company determined there was no impairment of goodwill that should be included in the accompanying financial statements. At August 31, 2002, the net book value recorded for goodwill was $1,227,000. No events have occurred since this assessment to cause a significant change in the values used for computation.

Stock-Based Compensation Plans

        The Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS or Statement) No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. The adoption of these disclosure provisions did not have a material affect on the Company's 2002 consolidated results of operations, financial position, or cash flows.

        SFAS No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The option price of all the Company's stock options is equal to the market value of the stock at the grant date. As such, no compensation expense is recorded in the accompanying consolidated financial statements.

        Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net (loss) income and net (loss) income per share would have differed from the amounts reported as follows:

For the Year ended February 28,	2003	2002	2001
Net (loss) income, as reported	$(3,286,000)	$1,182,000	$31,000
Stock-based employee compensation expense, as reported	—	—	—
Stock-based employee compensation expense determined under fair value basis, net of tax	(23,000)	(26,000)	(7,000)

Pro forma net (loss) income	$(3,309,000)	$1,156,000	$24,000

Net (loss) earnings per share:
Basic—as reported	$(0.69)	$0.25	$0.01
Basic—pro forma	$(0.70)	$0.25	$0.01
Diluted—as reported	$(0.69)	$0.24	$0.01
Diluted—pro forma	$(0.70)	$0.24	$0.01

        The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during the years 2003, 2002 and 2001 was $2.89, $4.33 and $1.17, respectively. The weighted average remaining life of options outstanding at February 28, 2003, 2002 and 2001 was 4.4, 5.3 and 5.7 years, respectively. At February 28, 2003 and 2002, the Company had approximately 278,000 and 298,000 shares, respectively, available for the granting of options under the stock option plan.

        The fair value of stock options used to compute pro forma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively: expected volatility of 60%, 60% and 50%; a risk-free interest rate of 2.1%, 4.50% and 6.50%; expected lives of 3.3, 3.5 and 2.0 years; and dividend yield of 0.00% for all years.

Taxes on Income

        The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates are recognized as income or expense in the period that includes the enactment date.

Investments

        The Company owns certain marketable equity securities which are recorded at fair value based upon quoted market prices and classified as available-for-sale securities. Changes in fair value of these marketable equity securities are reflected in the accompanying statements of shareholders' equity. Investments are included under the captions "Prepaid expenses and other" and "Other assets" in the accompanying balance sheets.

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

        The Company reported its former Mexican subsidiary on the basis of the functional currency being the U.S. dollar, effective January 1, 1997, as over 90% of the subsidiary's sales and purchases were with the parent with accounts receivable and accounts payable settled in U.S. dollars. Cumulative foreign currency translation losses of $1,296,000 related to the Mexican subsidiary were recognized in operating expense in the third quarter of fiscal 2003. This cumulative translation adjustment was previously recorded as a separate component of shareholders' equity.

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

        In March 2001, the Company's Board of Directors declared a stock dividend of 0.20 shares of common stock for each common share outstanding. The stock dividend was issued on April 16, 2001 to all common stock shareholders of record as of March 31, 2001. All per share data for all periods presented in the consolidated financial statements reflect the increase in the amount of common stock outstanding resulting from the stock dividend. Additionally, information regarding the Company's stock option plan includes the effect of the dividend (see Note 11).

        The following is a reconciliation from basic (loss) earnings per share to diluted (loss) earnings per share for each of the last three years.

	Net (Loss) Income	Weighted Average Shares Outstanding	(Loss) Earnings Per Share
2003
Basic	$(3,286,000)	4,758,000	$(0.69)
Effect of dilution:
Options	—	—
Convertible debt	—	—

Diluted	$(3,286,000)	4,758,000	$(0.69)

2002
Basic	$1,182,000	4,701,000	$0.25
Effect of dilution:
Options	—	71,000
Convertible debt	59,000	301,000	0.19

Diluted	$1,241,000	5,073,000	$0.24

2001
Basic	$31,000	4,552,000	$0.01
Effect of dilution:
Options	—	87,000

Diluted	$31,000	4,639,000	$0.01

        Stock options and convertible debentures in the amount of 344,000 shares were anti-dilutive and excluded from the 2003 diluted earnings per share calculation due to the Company's net loss. Stock options in the amount of 20,000 and 23,000 shares for the years ended 2002 and 2001, respectively, were excluded from the diluted earnings per share calculation due to their anti-dilutive effect. Also, convertible debentures in the amount of 479,000 shares were excluded from the 2001 diluted earnings per share calculation due to their anti-dilutive effect.

Segment Reporting

        The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" to report information about operating segments in annual and interim financial reports. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the executive officers in order to make decisions about allocating resources, and for which discrete financial information is available (see Note 13).

Recent Accounting Pronouncements

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the transition provisions of SFAS No. 148 but expects that it will not have a material adverse impact on the Company's consolidated financial position and results of operations upon adoption since the Company has not adopted the fair value method. The Company adopted the disclosure provisions of SFAS No. 148, which are included herein; see "Stock-Based Compensation Plans".

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 required additional warranty activity disclosures for the Company (see Note 10). The Company is currently evaluating the recognition provisions of FIN 45 but expects that it will not have a material adverse impact on the Company's consolidated results of operations or financial position upon adoption.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since the Company currently has identified no variable interest entities, management expects that the adoption of the provisions of FIN 46 will not have a material impact on the Company's consolidated results of operations or financial position.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires three types of freestanding financial instruments to be classified as liabilities in statements of financial position. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. The majority of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with SFAS No. 150, the Company plans to adopt this standard on September 1, 2003.

        During fiscal 2003, the Company issued $100,000 of redeemable common stock in exchange for inventory. At the option of the holder, the stock was redeemable at the end of one year for $100,000 cash. Subsequent to February 28, 2003, the holder exercised his option and the Company was compelled to redeem approximately 15,000 shares for $100,000. Adoption of SFAS No. 150 by the Company on September 1, 2003 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

Fiscal Year

        All references herein to "2003", "2002" and "2001" mean the fiscal years ended February 28, 2003, 2002 and 2001, respectively.

Reclassification

        Certain balances have been reclassified in the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

Note 2.    Business Acquisitions

        In June 2001, the Company acquired the outstanding common stock of XKD Corporation ("XKD"), a manufacturer of high-resolution displays used in training, simulation, ruggedized military and industrial applications. The Company acquired assets of $968,000 and assumed liabilities of $968,000; accordingly, no goodwill was recognized from the acquisition. The transaction was accounted for under the purchase method of accounting and the results of operations of XKD since its acquisition date have been included in the Company's consolidated financial statements. The purchase agreement includes potential royalty payments of up to $2,000,000 based on specific future revenues of XKD, options to acquire 10,000 shares of the Company's common stock, and the release of corporate indemnification of the seller of certain personal obligations. Royalty expense of $207,000 and $126,000 was incurred during the years ended February 28, 2003 and 2002, respectively.

Note 3.    Costs and Earnings in Excess of Billings on Contracts

        Information relative to contracts in progress consisted of the following:

	2003	2002
Costs incurred to date on uncompleted contracts	$2,194,000	$2,949,000
Estimated earnings recognized to date on these contracts	1,468,000	2,239,000

	3,662,000	5,188,000
Billings to date	(3,148,000)	(4,264,000)

Costs and earnings in excess of billings, net	$514,000	$924,000

Costs and earnings in excess of billings	$514,000	$924,000
Billings in excess of costs and earnings	—	—

	$514,000	$924,000

        Costs and earnings in excess of billings are classified in the consolidated balance sheets under the caption "Prepaid expenses and other".

Note 4.    Inventories

        Inventories consisted of the following:

	2003	2002
Raw materials and work-in-process	$14,947,000	$14,478,000
Finished goods	16,213,000	19,082,000

	31,160,000	33,560,000
Reserves for obsolescence	(2,339,000)	(1,640,000)

	$28,821,000	$31,920,000

Note 5.    Notes Receivable

        The Company holds a one year commercial note receivable in the amount of $504,000 as a result of the sale of the building in Wolcott, Connecticut. The note bears interest at 7% payable monthly. The principal amount is due in full on December 6, 2003. The note is secured by a first mortgage on the property and is classified as "Prepaid expenses and other" in the accompanying consolidated balance sheet.

Note 6.    Long-Term Debt

        Long-term debt consisted of the following:

	2002	2001
Term loan facility; floating interest rate based on an adjusted LIBOR rate (4.25% as of February 28, 2003); quarterly principal payments of $313,000 payable through November 2005; collateralized by assets of Aydin Displays, Inc.	$3,125,000	$4,375,000
Term loan facility (converted from line of credit); interest rate of prime (4.25% as of February 28, 2003) plus 1.75%; monthly principal payments of $57,000 payable through July 2004 with a final balance due July 31, 2004 of $1,441,000; collateralized by inventories and receivables of Fox International, Inc.	2,410,000	—
Note payable to bank; interest rate of prime plus 1.5%; monthly principal payments of $9,000 payable through May 2010; collateralized by assets of XKD Corporation	593,000	656,000
Mortgage payable to bank; interest at the greater of 7.5% or the U.S. five-year Treasury constant maturity (2.69% as of February 28, 2003) plus 2.5%; monthly principal and interest payments of $4,000 payable through December 2003 with a final principal payment of $539,000 in December 2003; collateralized by land and building of Fox International, Inc.	589,000	627,000
Mortgage payable to bank; interest rate at FHLB index rate (5.45% as of February 28, 2003) plus 1.95%; monthly principal and interest payments of $5,000 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	588,000	509,000
Other	558,000	231,000

	7,863,000	6,398,000

Less current maturities	(2,708,000)	(1,443,000)

	$5,155,000	$4,955,000

        Future maturities of long-term debt are as follows:

Year	Amount
2004	$2,708,000
2005	3,140,000
2006	786,000
2007	133,000
2008	140,000
Thereafter	956,000

$7,863,000

Note 7.    Lines of Credit

        In May 2001, the Company and its primary bank agreed to consolidate an existing line of credit and term note payable into a $10,000,000 credit facility. The interest rate on the line of credit is based on a floating LIBOR rate (3.8% at February 28, 2003) based on a ratio of debt to EBITDA, as defined. The weighted average interest rate during fiscal 2003, 2002 and 2001 was 3.4%, 4.6% and 8.6%. The average amount and maximum amount outstanding during fiscal 2003 were $9,248,000 and $9,524,000, respectively. The line of credit expires on July 1, 2003, and accordingly has been classified as current on the February 28, 2003 balance sheet. The amount of credit available for advance was reduced by $500,000 on July 1, 2001. A second scheduled reduction of $500,000 scheduled for July 1, 2002 was extended indefinitely while the Company currently negotiates changes to the line of credit. Borrowings under the line of credit are limited by eligible accounts receivable, inventory and real estate, as defined, and includes a commitment fee of 0.25% for the unused portion. As of February 28, 2003, the outstanding balance on the line of credit was $9,229,000 and the available amount for borrowing was $271,000.

        The agreement contains affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants. As of February 28, 2003, the Company was not in compliance with the minimum debt service ratio, the senior funded debt to EBITDA ratio (due to the third quarter adjustment and write-off of inventories, equipment and other assets as a result of the internal reorganization and closure of three facilities) and additional indebtedness. Subsequent to February 28, 2003, the bank waived those covenant violations with respect to the year ended February 28, 2003.

Note 8.    Notes Payable to Officers and Directors

        At February 28, 2002 the Company had outstanding borrowings in the form of a demand note and a one-year note payable to its CEO in the amount of $4,100,000 and $3,000,000, respectively. During fiscal 2003, the Company borrowed an additional $1,656,000 and repaid $540,000 to the CEO to assist with the repurchase of stock and short-term financing. In February 2003 the two notes were combined into a three year term note with interest due monthly at an annual rate of 6% or prime (4.25% at February 28, 2003) plus 1%, whichever is higher. As of February 28, 2003, the cumulative outstanding balance due the CEO was $8,216,000.

        During fiscal 2003, the Company repaid $86,000 to a Director, resulting in a balance of $155,000 at February 28, 2003. Yearly principal payments of $60,000 are payable through 2005 with a final payment of $35,000 due in 2006. These borrowings bear interest at an annual rate of 6%.

Note 9.    Convertible Subordinated Debentures

        The Company issued $2,000,000 in face value, 8% five-year convertible subordinated debentures in payment of the acquisition of the stock of Z-Axis in fiscal 1997. The debentures are convertible at the holder's option into common shares based upon a conversion rate of $4.17 per share, as adjusted for the April 2001 stock dividend. During fiscal 2002, $775,000 of debentures plus accrued interest were converted into 186,068 common shares. In May 2003, the Company's CEO, the holder of the remaining debentures, in accordance with the provisions of the subordinated debt agreement, elected to extend the maturity date of the remaining $1,000,000 debentures to May 31, 2005.

Note 10.    Accrued Expenses and Warranty Obligations

        The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", which the Company adopted in December 2002, require disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The following provides a reconciliation of changes in the Company's warranty reserve. The Company provides no other guarantees.

	Fiscal Year Ended
	2003	2002	2001
Balance at beginning of year	$543,000	$803,000	$190,000
Provision for current year sales	1,257,000	805,000	1,090,000
Warranty liability assumed in purchase	—	—	350,000
Warranty costs incurred	(1,113,000)	(1,065,000)	(827,000)

Balance at end of year	$687,000	$543,000	$803,000

        Accrued liabilities consisted of the following:

	2003	2002
Accrued compensation and benefits	$1,369,000	$1,255,000
Accrued royalties	1,005,000	1,178,000
Accrued warranty	687,000	543,000
Accrued other	1,016,000	1,824,000

	$4,077,000	$4,800,000

Note 11. Stock Options

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 29, 2000	186,000	$3.74
Granted	6,000	5.31
Exercised	(12,000)	3.48
Forfeited or expired	—	—

Outstanding at February 28, 2001	180,000	$3.81
Granted	42,000	4.65
Exercised	—	—
Forfeited or expired	(2,000)	7.40

Outstanding at February 28, 2002	220,000	$3.93
Granted	21,000	6.78
Exercised	(12,000)	3.13
Forfeited or expired	(1,000)	7.26

Outstanding at February 28, 2003	228,000	$4.22

Options Exercisable	Number of Shares	Weighted Average Exercise Price
February 28, 2003	220,000	$4.12
February 28, 2002	220,000	3.93
February 28, 2001	162,000	3.58
		Options Outstanding
				Options Exercisable
Range of Exercise Prices
	Number Outstanding at February 28, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at February 28, 2003	Weighted Average Exercise Price
		(in years)
$2.29—3.96	139,000	4.5	$3.13	139,000	$3.13
4.40—5.50	47,000	7.6	4.73	47,000	4.73
6.50—7.24	21,000	4.4	6.78	13,000	6.55
7.29—8.44	21,000	5.2	8.00	21,000	8.00

	228,000	5.4	$4.22	220,000	$4.12

Note 12. Taxes on Income

        (Benefit from) provision for federal, state and foreign income taxes in the consolidated statements of operations consisted of the following components:

	Fiscal Year Ended
	2003	2002	2001
Current:
Federal	$(337,000)	$560,000	$361,000
State	(62,000)	105,000	72,000
Foreign	—	—	—

	(399,000)	665,000	433,000

Deferred:
Federal	(889,000)	369,000	(24,000)
State	(162,000)	24,000	(4,000)
Foreign	424,000	(70,000)	(112,000)

	(627,000)	323,000	(140,000)

Total	$(1,026,000)	$988,000	$293,000

(Loss) income before (benefit from) provision for taxes consisted of the following:

	2003	2002	2001
U.S. operations	$(259,000)	$2,359,000	$598,000
Foreign operations	(4,035,000)	(184,000)	(281,000)

	$(4,294,000)	$2,175,000	$317,000

The effective income tax rate differed from the statutory federal income tax rate as follows:

	Fiscal Year Ended
	2003	2002	2001
Taxes at statutory federal income tax rate	$(1,466,000)	$740,000	$108,000
State income taxes, net of federal benefit	(153,000)	86,000	45,000
Tax rates attributable to foreign operations	—	—	(8,000)
Foreign operating losses abandoned	519,000	—	—
Non-deductible expenses	40,000	158,000	170,000
Change in valuation allowance	—	—	(47,000)
Other	34,000	4,000	25,000

Taxes at effective income tax rate	$(1,026,000)	$988,000	$293,000

        In connection with the Company's closure of its Mexican operations, foreign net operating losses are considered to be abandoned since they will not be realized by the Company.

        Deferred income taxes as of February 28, 2003 and 2002 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards.

        The sources of the temporary differences and their effect on the net deferred tax asset consisted of the following:

	2003	2002
Deferred tax assets:
Investment capital loss carryforwards	$240,000	$240,000
Foreign net operating loss carryforwards	46,000	470,000
Uniform capitalization costs	455,000	382,000
Inventory reserves	664,000	391,000
Accrued liabilities	758,000	71,000
Allowance for doubtful accounts	191,000	122,000
Other	68,000	34,000

	2,422,000	1,710,000
Valuation allowance	(240,000)	(240,000)
Deferred tax liabilities:
Basis difference of property, plant and equipment	(414,000)	(363,000)
Other	(79,000)	(45,000)

Net deferred tax assets	$1,689,000	$1,062,000

Current asset	2,243,000	1,175,000
Non-current liability	(554,000)	(113,000)

	$1,689,000	$1,062,000

        Current deferred tax assets of $2,243,000 are included in the consolidated balance sheets under the caption "Prepaid expenses and other." Investment loss carryforwards consist primarily of investment losses, which may be utilized to offset any future taxable gains on the sale of investments. The investment loss carryforwards expire in 2005. The Company has provided a valuation allowance on these loss carryforwards, as realization of these assets is not considered likely. The foreign net operating loss carryforwards related to the U.K. operations expire at various times through 2017.

        Undistributed earnings of the Company's foreign subsidiary are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign country. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Note 13. Segment Information

        The Company's chief operating decision maker aggregates operating segments based on the type of products produced by the segment. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has two reportable segments with subsegments within one of the main segments. The two reportable segments are as follows: (1) the manufacture and distribution of cathode ray tubes and electron guns in the replacement market and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers. The subsegments within the CRT segment consists of data display CRTs, entertainment (television and projection) CRTs, monitors and component parts. Sales to foreign customers were 14% of consolidated net sales in fiscal 2003 and less than 10% for fiscal years 2002 and 2001, respectively. Foreign operations are included in the data display subsegment.

        The accounting policies of the operating segments are the same as those described in Note 1—Summary of Significant Accounting Policies. Segment amounts disclosed reflect elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of interest expense and income taxes.

        The following table sets forth net sales, operating profit, depreciation and amortization, capital expenditures, and identifiable assets for each industry segment and applicable subsegments:

	Fiscal Year Ended
	2003		2002	2001
	(in thousands)
Net Sales
CRT segment
Data display	$9,405		$11,028	$10,476
Entertainment	6,223		6,558	7,544
Monitors	42,417		39,697	36,275
Component parts	1,514		1,607	1,943

	59,559		58,890	56,238
Wholesale Distribution segment	17,023		13,476	14,568

	$76,582		$72,366	$70,806

Operating Profit (Loss)
CRT segment
Data display	$(7,749	)(a)	$(2,272)	$(2,105)
Entertainment	1,981		2,088	2,814
Monitors	2,314		4,326	1,884
Component parts	(143)		(46)	(48)

	(3,597)		4,096	2,545
Wholesale Distribution segment	975		(445)	(56)

	$(2,622)		$3,651	$2,489

Depreciation and Amortization
CRT segment
Data display	$117		$338	$228
Entertainment	120		150	151
Monitors	894		691	553
Component parts	49		72	76

	1,180		1,251	1,008
Wholesale Distribution segment	133		409	466

	$1,313		$1,660	$1,474

(a)
Includes impairment charges of $7,163,000 in connection with the winding up of its manufacturing operations in Mexico and three other locations, including the elimination of a related foreign currency cumulative translation account balance of $1,296,000.

	As of
	2003	2002	2001
Capital Expenditures**
CRT segment
Data display	$39	$120	$117
Entertainment	—	—	4
Monitors	970	3,033	2,421
Component parts	8	16	31

	1,017	3,169	2,573
Wholesale Distribution segment	120	87	43

	$1,137	$3,256	$2,616

**
Includes additions to fixed assets through business acquisitions in 2002 and 2001

Identifiable Assets
CRT segment
Data display	$13,899	$20,854	$18,926
Entertainment	3,232	3,305	3,679
Monitors	32,424	30,924	25,936
Component parts	2,537	2,343	2,212

	52,092	57,426	50,753
Wholesale Distribution segment	5,243	4,415	6,129

	$57,335	$61,841	$56,882

Note 14.    Benefit Plan

        The Company has a defined contribution plan that covers substantially all U.S. employees. Employees may contribute up to 15% of their compensation, as allowed by IRS regulations. At the Company's discretion, employee contributions of up to 4% of their compensation can be matched at 50% by the Company. The Company accrued $129,000, $0 and $98,000 in fiscal 2003, 2002 and 2001, respectively for 401(k) matching contributions.

Note 15.    Commitments

Operating Leases

        The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases. These leases provide that the Company pays taxes, insurance and other expenses on the leased property and equipment. Rent expense for all leases was approximately $2,412,000, $2,340,000 and $2,546,000 in 2003, 2002 and 2001, respectively.

        Future minimum rental payments due under these leases are as follows:

Fiscal Year	Amount
2004	$1,828,000
2005	1,642,000
2006	731,000
2007	504,000
2008	157,000

$4,862,000

Related Party Leases

        Included above are leases for manufacturing and warehouse facilities leased from shareholders and officers under operating leases expiring at various dates through 2008. Rent expense under these leases totaled approximately $434,000, $491,000 and $439,000 in 2003, 2002 and 2001, respectively.

        Future minimum rental payments due under these leases with related parties are as follows:

Fiscal Year	Amount
2004	$392,000
2005	240,000
2006	220,000
2007	120,000
2008	100,000

$1,072,000

Note 16.    Concentrations of Risk and Major Customers

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit.

        The Company's CRT segment had net sales to the U.S. government that comprised approximately 25% and 15% of CRT segment net sales and 20% and 13% of consolidated net sales both in fiscal 2003 and 2002, respectively. Sales to foreign customers were 14% of consolidated net sales for fiscal 2003. The amount was less than 10% for fiscal years 2002 and 2001. The Company's wholesale electronic parts distributor had net sales to one customer that comprised approximately 18%, 20% and 22% of that subsidiary's net sales in 2003, 2002 and 2001, respectively. Other subsidiaries have a few concentrated customers and vendors that could, if lost, negatively affect sales. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 17.    Supplemental Cash Flow Information

	2003	2002	2001
Cash paid (received) for:
Interest	$1,339,000	$1,852,000	$2,146,000

Income taxes, net of refunds	$476,000	$464,000	$1,470,000

Non-cash investing and financing activities:

        During 2003, the Company sold the building at its Wolcott, Connecticut facility for a $504,000 note receivable due in full on December 9, 2003. Also in 2003, the Company issued $100,000 of redeemable common stock (15,000 shares) in exchange for inventory.

        During 2002, three holders of subordinated debentures converted $775,000 into 186,068 shares of the Company's common stock. Also in 2002, the Company acquired $968,000 of assets and assumed $968,000 of liabilities in the acquisition of the outstanding common stock of XKD, Corp. No cash was exchanged in this transaction.

Note 18.    Selected Quarterly Financial Data (unaudited)

        The following table sets forth selected quarterly consolidated financial data for the years ended February 28, 2003 and 2002, respectively. The summation of quarterly (loss) earnings per share may not agree with annual (loss) earnings per share.

	2003
	First Quarter	Second Quarter	Third Quarter(a)	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$18,819	$19,607	$18,240	$19,916
Gross profit	6,106	5,677	959	6,798
Net income (loss)	339	357	(4,924)	942
Basic earnings (loss) per share	$0.07	$0.07	$(1.03)	$0.20
Diluted earnings (loss) per share	$0.07	$0.07	$(1.03)	$0.19
	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$17,479	$18,821	$17,034	$19,032
Gross profit	5,401	5,809	5,786	5,916
Net income	234	352	453	143
Basic and diluted earnings per share	$0.05	$0.07	$0.10	$0.03

  (a)
  As restated, the third quarter of fiscal 2003 includes a non-cash charge to operating expense of $1,296,000 for recognition of a cumulative translation loss related to the closure of the Mexican subsidiary and a charge of $166,000, net of tax effect, for additional costs related to the closure of foreign operations.

    As originally stated, the third quarter included the write off of inventory, fixed assets and other assets of approximately $3,472,000, net of tax effect, related to the closure of various subsidiaries.

Video Display Corporation and Subsidiaries

Index to Consolidated Financial Statements Schedule

Report of Independent Certified Public Accountants on Financial Statement Schedule	F-30
Schedule II—Valuation and Qualifying Accounts	F-31

Report of Independent Certified Public Accountants

Video Display Corporation
Tucker, Georgia

        The audits referred to in our report dated June 6, 2003 relating to the consolidated financial statements of Video Display Corporation and subsidiaries, which are contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying schedule. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

        In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                      /s/ BDO Seidman, LLP

Atlanta, Georgia
June 6, 2003

VIDEO DISPLAY CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts:
February 28, 2003	$343,000	$649,000	$—	$490,000	(a)	$502,000
February 28, 2002	$289,000	$278,000	$—	$224,000		$343,000
February 28, 2001	$522,000	$585,000	$—	$818,000	(b)	$289,000
Reserves for inventory:
February 28, 2003	$1,640,000	$4,953,000	$—	$4,254,000	(c)	$2,339,000
February 28, 2002	$1,643,000	$350,000	$—	$353,000		$1,640,000
February 28, 2001	$1,337,000	$438,000	$—	$132,000		$1,643,000

(a)
Includes $370,000 of accounts receivable written off as part of the closure of the Mexican operations.

(b)
Includes $514,000 note receivable written off.

(c)
Includes $4,029,000 of inventory written off as part of the Company's internal reorganization.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
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