Form 10-Q
period 2003-05-31
VIDEO DISPLAY CORP
filed 2003-07-15
CIK 758743

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 2003	Commission File Number 0-13394

VIDEO DISPLAY CORPORATION
(Exact name of registrant as specified on its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1217564 (I.R.S.Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Class	Outstanding at May 31, 2003
Common Stock, No Par Value	4,574,000

Video Display Corporation and Subsidiaries
Index

			Page
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated balance sheets—May 31, 2003 (unaudited) and February 28, 2003 (audited)	3
		Consolidated statements of income—Three months ended May 31, 2003 and 2002 (unaudited)	4
		Consolidated statements of shareholders' equity and comprehensive income—Twelve months ended February 28, 2003 (audited) and the three months ended May 31, 2003 (unaudited)	5
		Consolidated statements of cash flows—Three months ended May 31, 2003 and 2002 (unaudited)	6
		Notes to consolidated financial statements—May 31, 2003 (unaudited)	7-11
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
	Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	18
	Item 2.	Changes in Securities and Use of Proceeds	18
	Item 3.	Defaults upon its Senior Securities	18
	Item 4.	Submission of Matters to a Vote of Security Holders	18
	Item 5.	Other Information	18
	Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES			19
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002			20-21
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002			22

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets

	May 31, 2003	February 28, 2003
	(unaudited)	(Note A)
Assets
Current Assets
Cash and cash equivalents	$2,559,000	$2,392,000
Accounts receivable, less allowance for possible losses of $530,000 and $502,000	10,494,000	11,120,000
Inventories (Notes C and F)	28,716,000	28,821,000
Prepaid expenses and other	4,038,000	4,289,000

Total current assets	45,807,000	46,622,000

Property, plant and equipment:
Land	540,000	540,000
Buildings	6,918,000	6,858,000
Machinery and equipment	18,002,000	17,949,000

	25,460,000	25,347,000
Accumulated depreciation and amortization	(17,477,000)	(17,186,000)

Net property, plant, and equipment	7,983,000	8,161,000

Other assets	2,500,000	2,552,000

Total assets	$56,290,000	$57,335,000

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$3,457,000	$3,809,000
Accrued liabilities	4,388,000	4,077,000
Line of credit (Note E)	8,801,000	9,229,000
Notes payable to shareholders	60,000	60,000
Current maturities of long-term debt (Note D)	2,714,000	2,708,000

Total current liabilities	19,420,000	19,883,000
Convertible subordinated debentures	1,000,000	1,000,000
Long-term debt, less current maturities (Note D)	4,607,000	5,155,000
Notes payable to shareholders, less current maturities	8,481,000	8,311,000
Deferred income taxes	554,000	554,000
Other	123,000	176,000

Total liabilities	34,185,000	35,079,000

Redeemable common stock; 15,000 shares issued and outstanding at February 28, 2003 (Note F)	—	100,000
Commitments	—	—
Shareholders' Equity (Note G)
Preferred stock, no par value—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value—10,000,000 shares authorized; 4,574,000 and 4,700,000 issued and outstanding	5,150,000	5,293,000
Additional paid in capital	92,000	92,000
Retained earnings	17,116,000	17,004,000
Accumulated other comprehensive loss	(253,000)	(233,000)

Total shareholders' equity	22,105,000	22,156,000

Total liabilities and shareholders' equity	$56,290,000	$57,335,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended May 31,
	2003	2002
Net sales	$19,013,000	$18,819,000
Cost of goods sold	12,782,000	12,713,000

Gross profit	6,231,000	6,106,000

Operating expenses
Selling and delivery	1,779,000	2,027,000
General and administrative	2,917,000	3,357,000

	4,696,000	5,384,000

Operating profit	1,535,000	722,000

Other income (expense)
Interest expense	(319,000)	(251,000)
Other, net	44,000	102,000

	(275,000)	(149,000)

Income before income taxes	1,260,000	573,000
Income tax expense	479,000	234,000

Net income	$781,000	$339,000

Basic earnings per share of common stock (Note G)	$0.17	$0.07

Diluted earnings per share of common stock (Note G)	$0.16	$0.07

Basic weighted average shares outstanding	4,640,000	4,756,000

Diluted weighted average shares outstanding	4,968,000	5,107,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income
for the Twelve Months Ended February 28, 2003 (audited) and
the Three Months Ended May 31, 2003 (unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Current Period Comprehensive Income
Balance at February 28, 2002	$5,325,000	$92,000	$(1,393,000)	$20,635,000
Net loss for the year	—	—	—	(3,286,000)	$(3,286,000)
Unrealized loss on marketable equity securities	—	—	(4,000)	—	(4,000)
Foreign currency translation adjustment	—	—	(132,000)	—	(132,000)
Foreign currency translation adjustment recognized in operations resulting from liquidation of foreign subsidiary	—	—	1,296,000	—	1,296,000

Total comprehensive loss					$(2,126,000)

Issuance of common stock under stock option plan	37,000	—	—	—
Repurchase of common stock	(69,000)	—	—	(345,000)

Balance at February 28, 2003	5,293,000	92,000	(233,000)	17,004,000
Net income for the period	—	—	—	781,000	$781,000
Unrealized gains on marketable equity securities	—	—	6,000	—	6,000
Foreign currency translation adjustment	—	—	(26,000)	—	(26,000)

Total comprehensive income					$761,000

Repurchase of common stock	(143,000)	—	—	(669,000)

Balance at May 31, 2003	$5,150,000	$92,000	$(253,000)	$17,116,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended May 31,
	2003	2002
Operating Activities
Net income	$781,000	$339,000
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	291,000	400,000
Provision for bad debts	63,000	86,000
Changes in working capital, net of effects from acquisitions:
Accounts receivable	563,000	(884,000)
Inventories	105,000	(1,092,000)
Prepaid expenses	250,000	393,000
Accounts payable and accrued liabilities	(41,000)	44,000

Net cash provided by (used in) operating activities	2,012,000	(714,000)

Investing activities
Capital expenditures	(112,000)	(316,000)
Other investing activities	4,000	399,000

Net cash (used in) provided by investing activities	(108,000)	83,000

Financing activities
Proceeds from long-term debt and lines of credit	6,472,000	4,553,000
Proceeds from exercise of stock option	—	6,000
Purchase of common stock under repurchase program	(812,000)	—
Redemption of common stock	(100,000)	—
Payments on long-term debt and lines of credit	(7,271,000)	(4,703,000)

Net cash used in financing activities	(1,711,000)	(144,000)

Effect of exchange rates on cash	(26,000)	17,000

Net change in cash	167,000	(758,000)
Cash, beginning of period	2,392,000	1,615,000

Cash, end of period	$2,559,000	$857,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions for Form 10-Q as found in Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the statements. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended February 28, 2003 included in the Company's Annual Report on Form 10-K.

        The consolidated financial statements included the accounts of the Company and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

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

        The Company reported its Mexican subsidiary on the basis of the functional currency being the U.S. dollar, effective January 1, 1997, as over 90% of the subsidiary's sales and purchases were with the parent with accounts receivable and accounts payable settled in U.S. dollars. The Mexican operations were substantially shut down in the third quarter of fiscal 2003 and the cumulative translation losses were recognized as a charge against income in that fiscal year.

NOTE B—ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

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

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires three types of freestanding financial instruments to be classified as liabilities in statements of financial position. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. The majority of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with SFAS No. 150, the Company plans to adopt this standard on September 1, 2003. Adoption of SFAS No. 150 by the Company on September 1, 2003 is not expected to have a material impact on the Company's consolidated financial position and results of operations. During fiscal 2003, the Company issued $100,000 of redeemable common stock in exchange for inventory. During the first quarter ended May 31, 2003, the stock was redeemed at the option of the holder for $100,000 cash.

        There were no other recently issued accounting pronouncements with delayed effective dates that would currently have a material impact on the Company's consolidated financial position and results of operations.

NOTE C—INVENTORIES

        Inventories are stated at the lower of cost (first in, first out) or market.

        Inventories consisted of the following:

	May 31, 2003	February 28, 2003
Raw materials and work-in-process	$16,759,000	$14,947,000
Finished goods	14,607,000	16,213,000

	31,366,000	31,160,000
Reserves for obsolescence	(2,650,000)	(2,339,000)

	$28,716,000	$28,821,000

NOTE D—LONG-TERM DEBT

        Long-term debt consisted of the following:

	May 31, 2003	February 28, 2003
Term loan facility, floating interest rate based on an adjusted LIBOR rate (4.25% as of May 31, 2003), quarterly principal payments commenced November 1999 and maturing November 2005; collateralized by assets of Aydin Display, Inc.	$2,813,000	$3,125,000
Term loan facility, interest rate of prime (4.25% as of May 31, 2003) plus 1.75%; monthly principal payments of $57,000 payable through July 2004 with a final balance due July 31, 2004 of $1,441,000; collateralized by inventories and receivables of Fox International, Inc.	2,238,000	2,410,000
Note payable to bank; interest rate of prime plus 1.5%; monthly principal payments of $9,000 payable through May 2010; collateralized by assets of XKD Corporation.	576,000	593,000
Mortgage payable to bank; interest not to exceed 7.5% and maturing December 2003; collateralized by land and building of Fox International, Inc.	578,000	589,000
Mortgage payable to bank; interest rate of prime plus 0.5%; monthly principal and interest payments of $5,000 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	584,000	588,000
Other	532,000	558,000

	7,321,000	7,863,000
Less current portion	(2,714,000)	(2,708,000)

	$4,607,000	$5,155,000

NOTE E—LINE OF CREDIT

        At May 31, 2003, the Company has a $9,500,000 credit facility with a bank. The interest rate on the line of credit is a floating LIBOR rate (3.8% at May 31, 2003) based on a ratio of debt to EBITDA, as defined. The weighted average interest rate during the quarter ended May 31, 2003 and the year ended February 28, 2003 was 3.8% and 3.4%. The average amount and maximum amount outstanding were $8,483,000 and $9,248,000, respectively, during the quarter ended March 31, 2003, and $8,801,000 and $9,524,000, respectively, during fiscal year 2003. The line of credit expired on July 1, 2003 but was extended for 90 days until October 31, 2003. The outstanding amount under this line is classified as a current liability in the accompanying consolidated balance sheets. Management is currently negotiating with its lender and expects to renew this line under terms that are no less favorable as those currently in place. A scheduled reduction of $500,000 has been extended indefinitely while the Company negotiated changes to the line of credit. Borrowings under the line of credit are limited by eligible accounts receivable, inventory and real estate, as defined, and includes a commitment fee of 0.25% for the unused portion. As of May 31, 2003, the outstanding balance on the line of credit was $8,801,000 and the available amount for borrowing was $699,000.

        The line of credit agreement contains affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants. As of February 28, 2003, the Company was not in compliance with the minimum debt service ratio, the senior funded debt to EBITDA ratio (due to the third quarter adjustment and write-off of inventories, equipment and other assets as a result of the internal reorganization and closure of three facilities) and additional indebtedness. Subsequent to February 28, 2003, the bank waived those covenant violations. As of May 31, 2003 subject to the waivers, the Company is in compliance with its loan covenants.

NOTE F—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31, 2003	May 31, 2002
Cash Paid for:
Interest	$319,000	$331,000

Income taxes, net of refunds	$200,000	$499,000

Non-cash Transactions:
Issuance of redeemable common stock for purchase of inventory	$—	$100,000

NOTE G—SHAREHOLDERS' EQUITY

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

        The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented.

	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
Quarter ended May 31, 2003
Basic	$781,000	4,640,000	$0.17
Effect of dilution:
Options	—	84,000
Convertible debt	13,000	244,000

Diluted	$794,000	4,968,000	$0.16

Quarter ended May 31, 2002
Basic	$339,000	4,756,000	$0.07
Effect of dilution:
Options	—	111,000
Convertible debt	12,000	240,000

Diluted	$351,000	5,107,000	$0.07

Stock-Based Compensation Plans

        The Company has an incentive stock option plan whereby total options to purchase 600,000 shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years. Statement of Financial Accounting Standards No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The option price of all the Company's stock options is equal to the market value of the stock at the grant date. No stock options were granted during the quarters ended May 31, 2003 and 2002, respectively, and, as such, no related compensation expense is recorded in the accompanying consolidated financial statements.

        Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the effect on the Company's pro forma net income and net income per share would have been as follows:

	Three Months Ended
	May 31, 2003	May 31, 2002
Net income, as reported	$781,000	$339,000
Stock-based employee compensation expense determined under fair value basis, net of tax	(12,000)	(8,000)

Pro forma net income	$769,000	$331,000

Net (loss) earnings per share:
Basic—as reported	$0.17	$0.07
Basic—pro forma	$0.17	$0.07
Diluted—as reported	$0.16	$0.07
Diluted—pro forma	$0.16	$0.07

Stock Repurchase Program

        The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company's common stock in the open market. As part of this program, the Company repurchased 125,000 shares of common stock for $812,000 during the quarter ended May 31, 2003. No shares were repurchased in the first quarter of the prior fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company's 2003 Annual Report to Stockholders, which included audited financial statements and notes thereto for the fiscal year ended February 28, 2003, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        The following table sets forth, for the three months ended May 31, 2003 and 2002, the percentages which selected items in the Statements of Income bear to total sales:

	Three Months Ended May 31,
	2003	2002
Sales
CRT Segment
Monitors	58.4%	56.6%
Data Display CRT's	9.9	12.5
Entertainment CRT's	8.0	9.3
Electron Guns and Components	2.1	1.6
Wholesale Consumer Parts Segment	21.6	20.0

	100.0%	100.0%
Costs and expenses
Cost of goods sold	67.2%	67.6%
Selling and delivery	9.4	10.8
General and administrative	15.3	17.8

	91.9%	96.2%
Income from Operations	8.1	3.8
Interest expense	(1.7)	(1.3)
Other income (expense)	0.2	0.5

Income before income taxes	6.6	3.0
Provision for income taxes	(2.5)	(1.2)

Net income	4.1%	1.8%

Net sales

        Consolidated net sales increased $194,000 for the quarter ended May 31, 2003 as compared to the quarter ended May 31, 2002. CRT division sales decreased $135,000 while wholesale division sales increased $329,000 for the comparative periods.

        CRT segment sales included increases within the monitor and component parts divisions of $487,000 and $97,000 respectively for the comparative periods. Offsetting declines were posted to the data display and entertainment divisions of $482,000 and $237,000, respectively, for the same comparative periods.

        Increases in the monitor division were experienced by Display Systems (projection simulation), Lexel (radar displays) and XKD (cockpit displays). These revenues are the continuation of contracts started in third and fourth quarters of fiscal 2003.

        Offsetting declines in the data display division reflect the sluggish replacement market for cathode ray tubes. These declines are not attributed to the loss of any particular customers, but rather a reflection of customer decisions to purchase new monitors with updated products and technologies instead of repairing older tubes.

        The entertainment sales division declines continue to reflect the declines of in-warranty replacement tubes to major television set distributors. Projection tube sales for in-home theater and commercial applications increased slightly for the comparable periods.

        The increase in sales of the wholesale parts segment of $329,000 includes increases of $284,000 related to the distribution agreements Fox International, Inc. has with Applica (Black and Decker) and Norelco. The remainder of the increase was with a major national distributor with slight offsetting declines from retail consumers.

Gross margins

        Consolidated gross profit margins increased slightly to 32.8% from 32.4% for the quarter ended May 31, 2003 as compared to May 31, 2002. CRT segment margins decreased from 29.5% to 28.4% while the wholesale consumer parts segment increased to 48.4% from 45.8% for the comparable periods.

        Wholesale parts segment margins increased primarily due to the Applica Incorporated and Norelco distribution agreements. Those revenues include a handling charge and shipping revenue, which accounts for approximately 75% to 80% profit margin.

Operating expenses

        Operating expenses as a percentage of sales decreased to 24.7% for the quarter ended May 31, 2003 as compared to 28.6% for the quarter ended May 31, 2002. CRT segment operating expenses decreased $796,000 and the wholesale segment expenses increased $109,000 from the comparative period a year ago.

        CRT expense decreases included the elimination of $371,000 of operation expenses for three locations closed by the Company in the third quarter of fiscal 2003. There was also an approximate 10% reduction in personnel in the third and fourth quarters of fiscal 2003 resulting in a corresponding decrease in salary and wages for the comparative first quarters.

        Wholesale segment expenses include increases of $183,000 in commissions, delivery and wage expense resulting from the additional costs associated with the Applica and Norelco distribution agreements.

Interest expense

        Interest expense increased $68,000 in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. While overall debt decreased for the comparative periods, there was an increase of debt at slightly higher interest rates for the period ended May 31, 2003 as compared to a year ago.

Income taxes

        The effective tax rate for the quarter ended May 31, 2003 is 38.0% as compared to 40.8% a year ago. These rates are greater than the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Foreign currency translation

        In the third quarter of fiscal 2003, the Company closed its Mexico operations. Prior to this, the Company's Mexican subsidiary reported on the basis of the functional currency as being the US dollar and any exchange gains or losses due to the actual exchange of pesos and US dollars were reflected in the Company's income statement. There were no significant transaction gains or losses related to the Mexican subsidiary for the period ended May 31, 2002.

        Gains or losses resulting from the transactions with its UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders' equity. There were no significant gains or losses recognized in either period related to the UK subsidiary.

Liquidity and capital resources

        As of May 31, 2003, the Company had total cash and cash equivalents of $2,559,000. The Company's working capital was $26,383,000 and $26,739,000 at May 31, 2003 and February 28, 2003.

        Cash provided by operations for the period ended May 31, 2003 was $2,012,000 as compared to cash used in operations of $714,000 in the same period a year ago. Net income for the first quarter ended May 31, 2003 adjusted for non-cash items provided cash of $1,135,000. Decreases in accounts receivable, inventories and prepaid expenses provided cash of $918,000 for the quarter ended May 31, 2003. During the quarter ended May 31, 2002, operating cash flows were provided primarily by net income adjusted for non-cash items of $825,000. Offsetting increases in accounts receivable, and accounts payables and declines in prepaids used cash of $1,531,000.

        The decrease in accounts receivable of $563,000 during the first quarter of fiscal 2003 was due primarily to improved collection efforts. The decrease in inventories of $105,000 was primarily attributable to the timing of purchases related to contract revenues and overseas purchasing requirements. The decrease in prepaid expenses and accounts payable and accrued liabilities reflects the net effects of tax payments in the first quarter of fiscal 2003.

        Investing activities used $108,000 in the first quarter of fiscal 2003. Included in this were acquisitions of property, plant and equipment of $112,000.

        Financing activities used $1,711,000 in the first quarter of fiscal 2003. There were no new debt agreements entered into in the first quarter of fiscal 2003. Cash generated from operations was used to pay down debt of $799,000 and to repurchase and redeem common stock of $912,000 during the first quarter of fiscal 2003.

        The Company's debt agreements contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants. The Company's line of credit with its primary lender expired July 1, 2003.

        Management is negotiating the renewal of its line of credit with its current lender. Management anticipates being able to renew financing with its current lender or obtain new financing from another lender under terms not less favorable to those that presently exist, and that such financing will be adequate to meet the Company's liquidity needs for the fiscal year ending February 2004.

        The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company's common stock in the open market. As part of this program, the Company repurchased 125,000 shares for $812,000 during the quarter ended May 31, 2003.

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

Critical Accounting Policies

        Management's Discussion and Analysis of Results of Operations and Financial Condition are based upon the Company's consolidated financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, revenue recognition, the allowance for bad debts and warranty reserves. The Company uses the following methods and assumptions in determining its estimates:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $24,513,000 of outstanding debt at May 31, 2003 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company's interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an decrease of approximately $245,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at May 31, 2003. The Company does not trade in derivative financial instruments.

        The Company has a subsidiary in the U.K., which is not material, but uses the British pound as its functional currency. Due to its limited operations outside of the U.S., the Company's exposure to changes in foreign currency exchange rates between the U.S. dollar and foreign currencies or to weakening economic conditions in foreign markets is not expected to significantly impact the Company's financial position.

ITEM 4. CONTROLS AND PROCEDURES

  a)
  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate with regards to the domestic operations of the Company and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to our chief executive officer and our chief financial officer by others within those entities. Due to the restatement of the fiscal 2003 third quarter for transactions affecting the international operations, the Company determined that a review of those internal controls were necessary in order to prevent similar future situations.

  b)
  Changes in internal controls. There were changes to internal controls to provide for more timely review and accurate reconciliations of intercompany transactions. There were no other significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

PART II

Item 1. Legal Proceedings

        No new legal proceedings or material changes in existing litigation occurred during the quarter ended May 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other information

        None

Item 6. Exhibits and Reports on Form 8-K

        The Company filed one report on Form 8-K dated May 22, 2003, pertaining to its fourth quarter and annual earnings release for fiscal 2003.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIDEO DISPLAY CORPORATION

July 15, 2003	By:	/s/ RONALD D. ORDWAY Ronald D. Ordway Chief Executive Officer

	By:	/s/ CAROL D. FRANKLIN Carol D. Franklin Chief Financial Officer and Secretary

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

Date: July 15, 2003	/s/ RONALD D. ORDWAY Ronald D. Ordway Chief Executive Officer

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

Date: July 15, 2003	/s/ CAROL D. FRANKLIN Carol D. Franklin Chief Financial Officer

QuickLinks

Index
Consolidated Balance Sheets
Consolidated Statements of Income (unaudited)
Consolidated Statements of Shareholders' Equity and Comprehensive Income
Consolidated Statements of Cash Flows (unaudited)
Notes to Consolidated Financial Statements (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES