Form 10-Q
period 2003-08-31
VIDEO DISPLAY CORP
filed 2003-10-15
CIK 758743

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2003	Commission File Number 0-13394

VIDEO DISPLAY CORPORATION
(Exact name of registrant as specified on its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1217564 (I.R.S.Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Class	Outstanding at October 14, 2003
Common Stock, No Par Value	4,498,000

Video Display Corporation and Subsidiaries
Index

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated balance sheets— August 31, 2003 (unaudited) and February 28, 2003 (audited)	3
	Consolidated statements of income— Three and six months ended August 31, 2003 and 2002 (unaudited)	4
	Consolidated statements of shareholders' equity and comprehensive income— Twelve months ended February 28, 2003 (audited) and the six months ended August 31, 2003 (unaudited)	5
	Consolidated statements of cash flows— Six months ended August 31, 2003 and 2002 (unaudited)	6
	Notes to consolidated financial statements— August 31, 2003 (unaudited)	7-12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-17
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
Item 4.	Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities and Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20
EXHIBIT 31—CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		21-22
EXHIBIT 32—CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		23

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets

	August 31, 2003	February 28, 2003
	(unaudited)	(Note A)
Assets
Current Assets
Cash and cash equivalents	$1,189,000	$2,392,000
Accounts receivable, less allowance for possible losses of $293,000 and $502,000	9,895,000	11,120,000
Inventories (Notes C and F)	28,205,000	28,821,000
Prepaid expenses and other	3,746,000	4,289,000

Total current assets	43,035,000	46,622,000

Property, plant and equipment:
Land	540,000	540,000
Buildings	7,011,000	6,858,000
Machinery and equipment	18,172,000	17,949,000

	25,723,000	25,347,000
Accumulated depreciation and amortization	(17,799,000)	(17,186,000)

Net property, plant, and equipment	7,924,000	8,161,000

Other assets	2,453,000	2,552,000

Total assets	$53,412,000	$57,335,000

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$3,417,000	$3,809,000
Accrued liabilities	4,359,000	4,077,000
Line of credit (Note E)	5,457,000	9,229,000
Notes payable to shareholders	37,000	60,000
Current maturities of long-term debt (Note D)	2,697,000	2,708,000

Total current liabilities	15,967,000	19,883,000
Convertible subordinated debentures	1,000,000	1,000,000
Long-term debt, less current maturities (Note D)	4,084,000	5,155,000
Notes payable to shareholders, less current maturities	8,502,000	8,311,000
Deferred income taxes	554,000	554,000
Other	124,000	176,000

Total liabilities	30,231,000	35,079,000

Redeemable common stock; 15,000 shares issued and outstanding at February 28, 2003 (Note F)	—	100,000
Commitments	—	—
Shareholders' Equity (Note G)
Preferred stock, no par value—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value—10,000,000 shares authorized; 4,586,000 and 4,700,000 issued and outstanding	5,213,000	5,293,000
Additional paid in capital	92,000	92,000
Retained earnings	18,118,000	17,004,000
Accumulated other comprehensive loss	(242,000)	(233,000)

Total shareholders' equity	23,181,000	22,156,000

Total liabilities and shareholders' equity	$53,412,000	$57,335,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002
Net sales	$19,115,000	$19,607,000	$38,128,000	$38,426,000
Cost of goods sold	12,485,000	13,930,000	25,267,000	26,643,000

Gross profit	6,630,000	5,677,000	12,861,000	11,783,000

Operating expenses
Selling and delivery	1,685,000	1,914,000	3,464,000	3,941,000
General and administrative	3,081,000	2,747,000	5,998,000	6,104,000

	4,766,000	4,661,000	9,462,000	10,045,000

Operating profit	1,864,000	1,016,000	3,399,000	1,738,000

Other income (expense)
Interest expense	(322,000)	(455,000)	(641,000)	(706,000)
Other, net	74,000	(22,000)	118,000	80,000

	(248,000)	(477,000)	(523,000)	(626,000)

Income before income taxes	1,616,000	539,000	2,876,000	1,112,000
Income tax expense	614,000	182,000	1,093,000	416,000

Net income	$1,002,000	$357,000	$1,783,000	$696,000

Basic earnings per share of common stock (Note G)	$0.22	$0.07	$0.39	$0.15

Diluted earnings per share of common stock (Note G)	$0.21	$0.07	$0.37	$0.14

Basic weighted average shares outstanding	4,579,000	4,764,000	4,609,000	4,760,000

Diluted weighted average shares outstanding	4,922,000	5,105,000	4,946,000	5,105,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income
for the Twelve Months Ended February 28, 2003 (audited) and
the Six Months Ended August 31, 2003 (unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Current Period Comprehensive Income
Balance at February 28, 2002	$5,325,000	$92,000	$(1,393,000)	$20,635,000
Net loss for the year	—	—	—	(3,286,000)	$(3,286,000)
Unrealized loss on marketable equity securities	—	—	(4,000)	—	(4,000)
Foreign currency translation adjustment	—	—	(132,000)	—	(132,000)
Foreign currency translation adjustment recognized in operations resulting from liquidation of foreign subsidiary	—	—	1,296,000	—	1,296,000

Total comprehensive loss					$(2,126,000)

Issuance of common stock under stock option plan	37,000	—	—	—
Repurchase of common stock	(69,000)	—	—	(345,000)

Balance at February 28, 2003	5,293,000	92,000	(233,000)	17,004,000
Net income for the period	—	—	—	1,783,000	$1,783,000
Unrealized gains on marketable equity securities	—	—	13,000	—	13,000
Foreign currency translation adjustment	—	—	(22,000)	—	(22,000)

Total comprehensive income					$1,774,000

Issuance of common stock under stock option plan	13,000	—	—	—
Reissuance of common stock	51,000	—	—	—
Repurchase of common stock	(144,000)	—	—	(669,000)

Balance at August 31, 2003	$5,213,000	$92,000	$(242,000)	$18,118,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended August 31,
	2003	2002
Operating Activities
Net income	$1,783,000	$696,000
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	612,000	716,000
Provision for bad debts	87,000	182,000
Changes in working capital:
Accounts receivable	1,139,000	26,000
Inventories	616,000	(821,000)
Prepaid expenses	543,000	49,000
Accounts payable and accrued liabilities	(110,000)	761,000

Net cash provided by operating activities	4,670,000	1,609,000

Investing activities
Capital expenditures	(375,000)	(600,000)
Other investing activities	47,000	88,000

Net cash used in provided by investing activities	(328,000)	(512,000)

Financing activities
Proceeds from long-term debt and line of credit	9,497,000	7,776,000
Payments on long-term debt and lines of credit	(14,181,000)	(8,234,000)
Proceeds from exercise of stock options	13,000	11,000
Purchase of common stock under repurchase program	(813,000)	(46,000)
Redemption of redeemable common stock	(100,000)	—
Proceeds from reissuance of common stock	51,000	—

Net cash used in financing activities	(5,533,000)	(493,000)

Effect of exchange rates on cash	(12,000)	57,000

Net change in cash	(1,203,000)	661,000
Cash, beginning of period	2,392,000	1,615,000

Cash, end of period	$1,189,000	$2,276,000

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

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since the Company currently has identified no variable interest entities, management expects that the adoption of the provisions of FIN 46 will not have a material impact on the Company's consolidated results of operations or financial position.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires three types of freestanding financial instruments to be classified as liabilities in statements of financial position. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. The majority of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with SFAS No. 150, the Company adopted this standard on September 1, 2003, which did not have a material impact on the Company's consolidated financial position and results of operations. During fiscal 2003, the Company issued $100,000 of redeemable common stock in exchange for inventory. During the first quarter ended May 31, 2003, the stock was redeemed at the option of the holder for $100,000 cash.

        There were no other recently issued accounting pronouncements with delayed effective dates that would currently have a material impact on the Company's consolidated financial position and results of operations.

NOTE C—INVENTORIES

        Inventories are stated at the lower of cost (first in, first out) or market.

        Inventories consisted of the following:

	August 31, 2003	February 28, 2003
Raw materials and work-in-process	$16,777,000	$14,947,000
Finished goods	14,472,000	16,213,000

	31,249,000	31,160,000
Reserves for obsolescence	(3,044,000)	(2,339,000)

	$28,205,000	$28,821,000

NOTE D—LONG-TERM DEBT

        Long-term debt consisted of the following:

	August 31, 2003	February 28, 2003
Term loan facility, floating interest rate based on an adjusted LIBOR rate (4.00% as of August 31, 2003), quarterly principal payments commenced November 1999 and maturing November 2005; collateralized by assets of Aydin Display, Inc.	$2,500,000	$3,125,000
Term loan facility, interest rate of prime (4.00% as of August 31, 2003) plus 1.75%; monthly principal payments of $57,000 payable through July 2004 with a final balance due July 31, 2004 of $1,441,000; collateralized by inventories and receivables of Fox International, Inc.	2,066,000	2,410,000
Note payable to bank; interest rate of prime plus 1.5%; monthly principal payments of $9,000 payable through May 2010; collateralized by assets of XKD Corporation.	559,000	593,000
Mortgage payable to bank; interest not to exceed 7.5% and maturing December 2003; collateralized by land and building of Fox International, Inc.	567,000	589,000
Mortgage payable to bank; interest rate of prime plus 0.5%; monthly principal and interest payments of $5,000 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	581,000	588,000
Other	508,000	558,000

	6,781,000	7,863,000
Less current portion	(2,697,000)	(2,708,000)

	$4,084,000	$5,155,000

NOTE E—LINE OF CREDIT

        At August 31, 2003, the Company has a $9,500,000 credit facility with a bank. The interest rate on the line of credit is a floating LIBOR rate (3.6% at August 31, 2003) based on a ratio of debt to EBITDA, as defined. The weighted average interest rate during the six months ended August 31, 2003 and the year ended February 28, 2003 was 3.75% and 3.4%. The average amount and maximum amount outstanding were $7,791,000 and $8,801,000, respectively, during the six months ended August 31, 2003, and $9,248,000 and $9,524,000, respectively, during fiscal year 2003. Borrowings under the line of credit are limited by eligible accounts receivable, inventory and real estate, as defined, and includes a commitment fee of 0.25% for the unused portion. As of August 31, 2003, the outstanding balance on the line of credit was $5,457,000 and the available amount for borrowing was $4,043,000.

        The line of credit agreement contains affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants. As of February 28, 2003, the Company was not in compliance with the minimum debt service ratio, the senior funded debt to EBITDA ratio (due to the third quarter adjustment and write-off of inventories, equipment and other assets as a result of the internal reorganization and closure of three facilities) and additional indebtedness. Subsequent to February 28, 2003, the bank waived those covenant violations. As of August 31, 2003 subject to the waivers, the Company is in compliance with its loan covenants.

        The line of credit expired on July 1, 2003 but was extended until December 1, 2003. The outstanding amount under this line is classified as a current liability in the accompanying consolidated balance sheets. On September 26, 2003, the Company was informed by its lender that the lenders loan committee had approved the expansion of the credit facility from $9,500,000 to $12,000,000. In addition to the $12,000,000 line of credit, the Company's lender has agreed to advance $3,500,000 of short term (180 day) financing to allow the Company to consider methods of acquisition of real estate currently under lease by the Company. The interest rate to be applied on the new line of credit will be a variable rate based upon a ratio of Senior Funded Debt to EBITDA (Earnings before interest, taxes, depreciation, and amortization). The initial rate is anticipated to be LIBOR plus 2.0%, but can increase or decrease in a range of 1.75% to 2.50% spread over LIBOR. The new agreement is to be for two years. Borrowings will be based on eligible accounts receivable and inventory and appraised values of certain equipment and Company owned real property. It is expected that the new line will be in place by November 15, 2003, pending completion of certain appraisals. The Company is not anticipating any problems closing on the loan.

NOTE F—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31, 2003	August 31, 2002
Cash Paid for:
Interest	$641,000	$599,000

Income taxes, net of refunds	$382,000	$377,000

Non-cash Transactions:
Issuance of redeemable common stock for purchase of inventory	$—	$100,000

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

        The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended August 31, 2003 and 2002:

	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
Quarter ended August 31, 2003
Basic	$1,002,000	4,579,000	$0.22
Effect of dilution:
Options	—	97,000
Convertible debt	13,000	246,000

Diluted	$1,015,000	4,922,000	$0.21

Quarter ended August 31, 2002
Basic	$357,000	4,764,000	$0.07
Effect of dilution:
Options	—	95,000
Convertible debt	12,000	246,000

Diluted	$369,000	5,105,000	$0.07

Six months ended August 31, 2003
Basic	$1,783,000	4,609,000	$0.39
Effect of dilution:
Options	—	91,000
Convertible debt	27,000	246,000

Diluted	$1,810,000	4,946,000	$0.37

Six months ended August 31, 2002
Basic	$696,000	4,760,000	$0.15
Effect of dilution:
Options	—	99,000
Convertible debt	25,000	246,000

Diluted	$721,000	5,105,000	$0.14

Stock-Based Compensation Plans

        The Company has an incentive stock option plan whereby total options to purchase 600,000 shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years. Statement of Financial Accounting Standards No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The option price of all the Company's stock options is equal to the market value of the stock at the grant date. The Company granted 6,000 and 11,000 stock options during the quarters ended August 31, 2003 and 2002, respectively.

        Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the effect on the Company's pro forma net income and net income per share would have been as follows:

	Three Months Ended		Six Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Net income, as reported	$1,002,000	$357,000	$1,783,000	$696,000
Stock-based employee compensation expense, as reported	—	—	—	—
Stock-based employee compensation expense determined under fair value basis, net of tax	(15,000)	(6,000)	(27,000)	(12,000)

Pro forma net income	$987,000	351,000	$1,756,000	684,000

Net (loss) earnings per share:
Basic—as reported	$0.22	$0.07	$0.39	$0.15
Basic—pro forma	$0.22	$0.07	$0.38	$0.14
Diluted—as reported	$0.21	$0.07	$0.37	$0.14
Diluted—pro forma	$0.20	$0.07	$0.36	$0.14

        The fair value of stock options used to compute proforma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black Scholes option pricing model with the following weighted average assumptions for the three and six months ended August 31, 2003 and 2002, respectively: expected volatility of 75% and 60%; a risk free interest rate of 3.5% and 4.5%; expected lives of 3.0 and 3.5 years; and a dividend yield of 0% for both periods.

Stock Repurchase Program

        The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 588,000 shares of the Company's common stock in the open market. As part of this program, the Company repurchased 125,000 and 7,000 shares of common stock through the six months ended August 31, 2003, and 2002, respectively.

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

Results of Operations

        The following table sets forth, for the three and six months ended August 31, 2003 and 2002, the percentages which selected items in the Statements of Income bear to total sales:

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002
Sales
CRT Segment
Monitors	61.8%	54.3%	60.2%	55.4%
Data Display CRT's	9.5	14.2%	9.7	13.3
Entertainment CRT's	7.0	7.9	7.5	8.6
Electron Guns and Components	0.7	1.7	1.4	1.7

Total CRT Segment	79.0%	78.1%	78.8%	79.0%
Wholesale Consumer Parts Segment	21.0	21.9	21.2	21.0

	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	65.3%	71.0%	66.3%	69.3%
Selling and delivery	8.8	9.8	9.1	10.3
General and administrative	16.1	14.0	15.6	15.9

	90.2%	94.8%	91.0%	95.5%
Income from Operations	9.8%	5.2%	9.0%	4.5%
Interest expense	1.7%	2.3%	1.7%	1.8%
Other income (expense)	0.4	(0.1)	0.2	0.2

Income before income taxes	8.5%	2.8%	7.5%	2.9%
Provision for income taxes	3.2	0.7	2.8	1.0

Net Income	5.3%	2.1%	4.7%	1.9%

Net sales

        Consolidated net sales decreased $492,000 and $298,000 for the three and six months ended August 31, 2003 as compared to the same period ended August 31, 2002. CRT division sales decreased $199,000 and $335,000 for the three and six-month comparative periods ended August 31, 2003. The wholesale division sales decreased $293,000 for the three-month comparative period and increased $37,000 for the six-month comparative periods ended August 31, 2003.

        The CRT segment sales included net increases from the Company's growing monitor division. Sales increased $1,166,000 and $1,653,000 for the three and six months ended August 31, 2003 over the same period ended August 31, 2002. These increases in revenues are attributed primarily to the Company's Display Systems operations for sales of projection simulation displays and to the Lexel operation including radar displays. Lexel's revenues, while higher than the comparative periods a year ago is down slightly from the first quarter of fiscal 2004. One of its major contracts is coming to completion and by the end of the third quarter of fiscal 2004 will no longer be a component of sales. This contract provided $900,000 of revenue in the second quarter ended August 31, 2003. Lexel's other product lines, including direct view storage tubes, maintain significant backlogs.

        There were offsetting declines within the monitor division of $449,000 and $1,053,000 for the three and six month comparative periods due to the closure of two locations, MegaScan and Wolcott during fiscal 2003. XKD's product line of cockpit displays provided an increase for the six-month comparative period of $360,000, but was down for the three month comparative periods by $123,000.

        The component parts division reflects a decline in sales of $222,000 and $125,000 for the three and six months ended August 31, 2003 as compared to a year ago. However, volume before intercompany eliminations was relatively flat for the comparative periods.

        The entertainment division sales continue to reflect declines of in-warranty replacement tubes to major television set distributors. Sales in this division declined $194,000 and $432,000 for the three and six month comparative periods.

        Declines in the data display division of $949,000 and $1,431,000 for the three and six month comparative periods continue to reflect the continued sluggish replacement market for cathode ray tubes. These declines are not attributed to the loss of any particular customers, but rather a reflection of customer decisions to purchase new monitors with updated products and technologies instead of repairing older tubes.

        The wholesale parts division sales declined for the quarter ended August 31, 2003 as compared to a year ago, but was relatively flat for the six month comparative periods. Sales to distributors of consumer electronic parts were down slightly for the comparative periods but sales under the distribution sales agreements of parts and accessories for Applica and Norelco product lines increased.

Gross margins

        Consolidated gross margins increased from 29.0% to 34.7% for the quarter and from 30.7% to 33.7% for the six months ended August 31, 2003 as compared to August 31, 2002. CRT segment margins increased from 25.6% to 31.7% and from 27.3% to 30.1% for the three and six month comparative periods. The wholesale parts segment margins increased from 41.3% to 45.9% and from 43.5% to 47.2% for the same comparative periods.

        CRT segment margins were impacted by a variety of factors. Comparable margins of the prior year's three and six months were negatively impacted by the downsizing of the Mexican operations which was completed by the end of fiscal 2003. There was a significant volume decrease with continued overhead costs during that period which was not continued through this fiscal year. Additionally, quarter and six month margins for the period ended August 31, 2003 reflect a reduction of higher cost Mexican tube inventory that is being replaced by lower cost product purchased overseas. Additionally several CRT locations with higher volume were able to achieve these increases without adding comparable fixed overhead and as such margins are generally improved.

        The wholesale parts segment margins improved primarily as a result of the distribution agreements for Applica and Norelco. The revenues for these products include a handling charge and shipping revenue which carry significant profit margins. Offsetting expenses for these product lines is a component of selling, general and administrative expenses.

Operating expenses

        Operating expenses as a percentage of sales increased from 23.8% to 24.9% for the quarter ended August 31, 2003 as compared to August 31, 2002 and decreased from 26.1% to 24.8 for the same six month comparative period. CRT segment selling expenses decreased $791,000 and the wholesale parts segment increased $208,000.

        CRT segment decreases include decreases of $741,000 due to the elimination of three locations, MegaScan, Wolcott and Mexico in fiscal 2003.

        Increases to the wholesale parts segment include increases to delivery charges, warehouse rent and labor that is incurred in direct correlation to the increase in volume associated with the distribution agreement revenues.

Interest expense

        Interest expense decreased $133,000 and $65,000 for the three and six months ended August 31, 2003 as compared to the same period a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. Overall debt decreased $5,068,000 during the comparable periods, however some lower interest rate debt was replaced with slightly higher rate debt during the comparable period.

Income taxes

        The effective tax rate for the six months ended August 31, 2003 as compared to August 31, 2002 is 38.0% as compared to 37.4%.

Foreign currency translation

        In the third quarter of fiscal 2003 the Company closed its Mexico operations. Prior to this, the Company's Mexican subsidiary reported on the basis of the functional currency as being the US dollar and any exchange gains or losses due to the actual exchange of pesos and US dollars were reflected in the Company's income statement. There were no significant translation gains or losses related to the Mexican subsidiary for the six months ended August 31, 2002.

        Gains or losses resulting from the transactions with its UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders' equity. There were no significant gains or losses recognized in either period related to the UK subsidiary.

Liquidity and capital resources

        As of August 31, 2003, the Company had total cash and cash equivalents of $1,189,000. The Company's working capital was $27,068,000 and $26,739,000 at August 31, 2003 and February 28, 2003.

        Cash provided by operations for the six months ended August 31, 2003 was $4,670,000 as compared to $1,609,000 for the same period a year ago. Net income for the six months ended August 31, 2003 adjusted for non-cash items provided cash of $2,482,000. Decreases in accounts receivable, inventories and prepaid expenses provided cash of $2,298,000 for the six months ended August 31, 2003. During the six months ended August 31, 2002, operating cash flows were provided primarily by net income adjusted for non-cash items of $1,594,000. Decreases to accounts receivable and prepaids provided cash of $75,000 while offsetting increases to inventory used cash of $821,000.

        The decrease in accounts receivable is a function of better collection efforts and the billing and collection of certain contract revenues. The decrease of inventory of $616,000 was attributed to the timing of purchases related to contract revenues and overseas purchasing requirements. The increase in accounts payable and accrued liabilities reflect the effects of tax accruals for the quarter.

        Investing activities used $328,000 in the first six months of fiscal 2004. Included in this were purchases of property plant and equipment of $375,000.

        Financing activities used cash of $5,533,000 for the six months ended August 31, 2003. Cash was used to pay down existing debt of $4,684,000 and to repurchase common stock for $813,000 under the repurchase program. Additionally the Company redeemed $100,000 of common stock previously issued for the purchase of inventory.

        In September 2003 the Company reached an agreement with its primary lender to provide for a new two year revolver line of credit in the amount of $12,000,000 to replace the existing $9,500,000 line. In addition to the $12,000,000 line of credit, the lender has agreed to advance the Company $3,500,000 of short term bridge financing to allow the Company to consider methods of acquisition of real estate currently under lease by the Company.

        The agreed upon interest rate to be applied on the new revolver will be variable based upon the ratio of senior funded debt to EBITDA. The initial rate is anticipated to be LIBOR plus 2% but can increase or decrease in a range of 1.75% to 2.50% spread over LIBOR rates. The new agreement is expected to be in place in November 2003 upon the completion of certain loan documentation and appraisals. Additionally, the Company made an agreement with another of its lenders to replace its current $2,500,000 term note with a secured one year line of credit in the amount of $2,750,000. The interest rate on the new line will be prime plus one percent and will be limited to available borrowings based on receivables and inventory. The new agreement will be in place in November 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $20,628,000 of outstanding debt at August 31, 2003 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company's interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an decrease of approximately $206,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at August 31, 2003. The Company does not trade in derivative financial instruments.

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

ITEM 4. CONTROLS AND PROCEDURES

  a)
  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate with regards to the domestic operations of the Company and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to our chief executive officer and our chief financial officer by others within those entities. The Company had begun implementing changes to the disclosure controls and procedures for the international operations relating to intercompany transactions, but at the time of the Evaluation Date had not completed those changes.

  b)
  Changes in internal controls. Subsequent to the Evaluation Date there were changes implemented to the international disclosure controls and procedures to provide for more accurate review and reconciliation of intercompany transactions. Subsequent to the Evaluation Date, there were no other significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures.

PART II

Item 1. Legal Proceedings

        No new legal proceedings or material changes in existing litigation occurred during the quarter ended August 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

  a)
  The Company held its annual meeting of stockholders on August 22, 2003 and solicited votes by proxy in conjunction with such meeting.

  b)
  The following matter was approved by the shareholders:

  (i)
  The approval of management's nominees to the Board of Directors with the nominees receiving the following votes:

	For	Withheld	Abstain
Ronald D. Ordway	4,646,931	12,055	—
Ervin Kuczogi	4,655,552	3,434	—
John Morris	4,646,931	12,055	—
Murray Fox	4,642,851	16,135	—
Carolyn Howard	4,655,691	3,295	—
Carleton E. Sawyer	4,643,571	15,415	—

Item 5. Other information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:
  Exhibit 31. Rule 13a-14(a)/15d-14(a) Certifications
  Exhibit 32. Section 1350 Certifications

  (b)
  The following reports on Form 8-K were filed during the quarter ended August 31, 2003:
      1.  Report on Form 8-K dated June 12, 2003.
      2.  Report on Form 8-K dated July 11, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIDEO DISPLAY CORPORATION
October 15, 2003	By:	/s/ RONALD D. ORDWAY Ronald D. Ordway Chief Executive Officer
October 15, 2003	By:	/s/ CAROL D. FRANKLIN Carol D. Franklin Chief Financial Officer and Secretary

QuickLinks

Index
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