Form 10-Q
period 2003-11-30
VIDEO DISPLAY CORP
filed 2004-01-14
CIK 758743

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 30, 2003	Commission File Number 0-13394

VIDEO DISPLAY CORPORATION
(Exact name of registrant as specified on its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1217564 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Class	Outstanding at January 14, 2004
Common Stock, No Par Value	4,751,000

Video Display Corporation and Subsidiaries

Index

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated balance sheets— November 30, 2003 (unaudited) and February 28, 2003 (audited)	3
	Consolidated statements of operations— Three and nine months ended November 30, 2003 and 2002 (unaudited)	4
	Consolidated statements of shareholders' equity and comprehensive income— Twelve months ended February 28, 2003 (audited) and the nine months ended November 30, 2003 (unaudited)	5
	Consolidated statements of cash flows— Nine months ended November 30, 2003 and 2002 (unaudited)	6
	Notes to consolidated financial statements— November 30, 2003 (unaudited)	7-12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
Item 4.	Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities and Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20
EXHIBIT 31—CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		21-22
EXHIBIT 32—CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		23

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	November 30, 2003 (unaudited)	February 28, 2003 (Note A)
Assets
Current Assets
Cash and cash equivalents	$1,453,000	$2,392,000
Accounts receivable, less allowance for possible losses of $319,000 and $502,000	9,896,000	11,120,000
Inventories (Note C)	27,215,000	28,821,000
Prepaid expenses and other	4,600,000	4,289,000

Total current assets	43,164,000	46,622,000

Property, plant and equipment:
Land	540,000	540,000
Buildings	7,012,000	6,858,000
Machinery and equipment	18,384,000	17,949,000

	25,936,000	25,347,000
Accumulated depreciation and amortization	(18,078,000)	(17,186,000)

Net property, plant, and equipment	7,858,000	8,161,000

Other assets	2,399,000	2,552,000

Total assets	$53,421,000	$57,335,000

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$3,623,000	$3,809,000
Accrued liabilities	4,468,000	4,077,000
Line of credit (Note E)	2,420,000	9,229,000
Notes payable to shareholders	19,000	60,000
Current maturities of long-term debt (Note D)	1,995,000	2,708,000

Total current liabilities	12,525,000	19,883,000
Convertible subordinated debentures	—	1,000,000
Long-term debt, less current maturities (Note D)	2,352,000	5,155,000
Line of credit (Note E)	5,567,000	—
Notes payable to shareholders, less current maturities	8,274,000	8,311,000
Deferred income taxes	554,000	554,000
Other	122,000	176,000

Total liabilities	29,394,000	35,079,000

Redeemable common stock; 15,000 shares issued and outstanding at February 28, 2003 (Note F)	—	100,000
Commitments	—	—
Shareholders' Equity (Note G)
Preferred stock, no par value—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value—10,000,000 shares authorized; 4,751,000 and 4,700,000 issued and outstanding	6,132,000	5,293,000
Additional paid in capital	92,000	92,000
Retained earnings	17,924,000	17,004,000
Accumulated other comprehensive loss	(121,000)	(233,000)

Total shareholders' equity	24,027,000	22,156,000

Total liabilities and shareholders' equity	$53,421,000	$57,335,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2002	2003	2002
Net sales	$18,065,000	$18,240,000	$56,193,000	$56,666,000
Cost of goods sold	12,689,000	17,281,000	37,956,000	43,924,000

Gross profit	5,376,000	959,000	18,237,000	12,742,000

Operating expenses
Selling and delivery	1,642,000	1,926,000	5,105,000	5,867,000
General and administrative	2,755,000	3,714,000	8,754,000	9,818,000
Recognized foreign currency translation loss	—	1,296,000	—	1,296,000

	4,397,000	6,936,000	13,859,000	16,981,000

Operating profit	979,000	(5,977,000)	4,378,000	(4,239,000)

Other income (expense)
Interest expense	(290,000)	(447,000)	(931,000)	(1,153,000)
Other, net	(90,000)	48,000	29,000	128,000

	(380,000)	(399,000)	(902,000)	(1,025,000)

Income (loss) before income taxes	599,000	(6,376,000)	3,476,000	(5,264,000)
Income tax expense (benefit)	227,000	(1,452,000)	1,320,000	(1,036,000)

Net income	$372,000	$(4,924,000)	2,156,000	$(4,228,000)

Basic earnings per share of common stock (Note G)	$0.08	$(1.03)	$0.46	$(0.89)

Diluted earnings per share of common stock (Note G)	$0.08	$(1.03)	$0.45	$(0.89)

Basic weighted average shares outstanding	4,700,000	4,761,000	4,640,000	4,761,000

Diluted weighted average shares outstanding	4,807,000	4,761,000	4,884,000	4,761,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders' Equity and Comprehensive Income
for the Twelve Months Ended February 28, 2003 (audited) and
the Nine Months Ended November 30, 2003 (unaudited)

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Current Period Comprehensive Income
Balance at February 28, 2002	$5,325,000	$92,000	$(1,393,000)	$20,635,000
Net loss for the year	—	—	—	(3,286,000)	$(3,286,000)
Unrealized loss on marketable equity securities	—	—	(4,000)	—	(4,000)
Foreign currency translation adjustment	—	—	(132,000)	—	(132,000)
Foreign currency translation adjustment recognized in operations resulting from liquidation of foreign subsidiary	—	—	1,296,000	—	1,296,000

Total comprehensive loss					$(2,126,000)

Issuance of common stock under stock option plan	37,000	—	—	—
Repurchase of common stock	(69,000)	—	—	(345,000)

Balance at February 28, 2003	5,293,000	92,000	(233,000)	17,004,000
Net income for the period	—	—	—	2,156,000	$2,156,000
Unrealized gain on marketable equity securities	—	—	25,000	—	25,000
Realized loss recognized on sale of marketable equity securities	—	—	126,000	—	126,000
Foreign currency translation adjustment	—	—	(39,000)	—	(39,000)

Total comprehensive income					$2,268,000

Conversion of convertible debentures into 240,000 shares	1,000,000	—	—	—
Issuance of common stock under stock option plan	125,000	—	—	—
Issuance of common stock	51,000	—	—	—
Repurchase of common stock	(337,000)	—	—	(1,236,000)

Balance at November 30, 2003	$6,132,000	$92,000	$(121,000)	$17,924,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended November 30,
	2003	2002
Operating Activities
Net income	$2,156,000	$(4,228,000)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	892,000	1,152,000
Provision for inventory reserves and write-downs	780,000	4,397,000
Provision for bad debts	145,000	542,000
Loss on disposal of fixed assets	—	725,000
Loss on sale of marketable equity securities	126,000	—
Deferred income taxes	—	(55,000)
Recognized foreign currency translation loss	—	1,296,000
Changes in working capital:
Accounts receivable	1,079,000	(439,000)
Inventories	826,000	(2,355,000)
Prepaid expenses and other assets	(158,000)	(872,000)
Accounts payable and accrued liabilities	152,000	1,680,000

Net cash provided by operating activities	5,998,000	1,873,000

Investing activities
Capital expenditures	(588,000)	(1,123,000)
Proceeds from sale of marketable equity securities	30,000	—
Other investing activities	—	158,000

Net cash used in provided by investing activities	(558,000)	(965,000)

Financing activities
Proceeds from long-term debt and lines of credit	13,903,000	11,456,000
Payments on long-term debt and lines of credit	(18,739,000)	(12,096,000)
Proceeds from exercise of stock options	125,000	11,000
Purchase of common stock under repurchase program	(1,573,000)	(46,000)
Redemption of redeemable common stock	(100,000)	—
Proceeds from issuance of common stock	51,000	—

Net cash used in financing activities	(6,333,000)	(675,000)
Effect of exchange rate changes on cash	(46,000)	46,000

Net change in cash	(939,000)	279,000
Cash, beginning of period	2,392,000	1,615,000

Cash, end of period	$1,453,000	$1,894,000

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

        The Company reported its Mexican subsidiary on the basis of the functional currency being the U.S. dollar, effective January 1, 1997, as over 90% of the subsidiary's sales and purchases were with the parent with accounts receivable and accounts payable settled in U.S. dollars. The Mexican operations were substantially shut down in the third quarter of the fiscal year ended 2003 and the cumulative translation losses were recognized as a charge against income in that fiscal year.

NOTE B—ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created or obtained after January 31, 2003. FIN 46 applies in the first fiscal year, or interim period, beginning after December 15, 2003 to variable interests entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Since the Company currently has identified no variable interest entities, management expects that the adoption of the provisions of FIN 46 will not have a material impact on the Company's consolidated results of operations or financial position.

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

NOTE C—INVENTORIES

        Inventories are stated at the lower of cost (first in, first out) or market.

        Inventories consisted of the following:

	November 30, 2003	February 28, 2003
Raw materials and work-in-process	$16,407,000	$14,947,000
Finished goods	14,094,000	16,213,000

	30,501,000	31,160,000
Reserves for obsolescence	(3,286,000)	(2,339,000)

	$27,215,000	$28,821,000

NOTE D—LONG-TERM DEBT

        Long-term debt consisted of the following:

	November 30, 2003	February 28, 2003
Term loan facility, floating interest rate based on an adjusted LIBOR rate (4.00% as of November 30, 2003), quarterly principal payments commenced November 1999 and maturing November 2005; collateralized by assets of Aydin Display, Inc.	$2,188,000	$3,125,000
Term loan facility, interest rate of prime (4.00% as of November 30, 2003) plus 1%; collateralized by inventories and receivables of Fox International, Inc.; converted to a short-term revolving note due July 31, 2004.	—	2,410,000
Note payable to bank; interest rate of prime plus 1.5%; monthly principal payments of $9,000 payable through May 2010; collateralized by assets of XKD Corporation.	542,000	593,000
Mortgage payable to bank; interest not to exceed 7.5% and maturing December 2003; collateralized by land and building of Fox International, Inc.	556,000	589,000
Mortgage payable to bank; interest rate of prime plus 0.5%; monthly principal and interest payments of $5,000 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	577,000	588,000
Other	484,000	558,000

	4,347,000	7,863,000
Less current portion	(1,995,000)	(2,708,000)

	$2,352,000	$5,155,000

NOTE E—LINES OF CREDIT

        On November 21, 2003, the Company signed an amendment to its existing line with its primary lender expanding the maximum availability from $9,500,000 to $12,000,000 for two years. In addition to the $12,000,000 line of credit, the lender also agreed to advance up to $3,500,000 of short term (180 day) bridge financing to allow the Company to consider methods of acquisition of real estate currently under lease by the Company.

        The interest rate on the amended line of credit is a variable rate based upon the Company's earning performance. At November 30, 2003, the floating rate was 3.62% based on a ratio of debt to EBITDA, as defined. The weighted average interest rate during the nine months ended November 30, 2003 and the year ended February 28, 2003 was 3.70% and 3.4%. The average amount and maximum amount outstanding were $6,966,000 and $8,801,000, respectively, during the nine month periods ended November 30, 2003 and $9,248,000 and $9,524,000, respectively, during fiscal year 2003. Borrowings under the line of credit are limited to eligible accounts receivable, inventory and real estate, as defined, and includes a commitment fee of 0.25% for the unused portion. As of November 30, 2003, the outstanding balance on the line of credit was $5,567,000 and the available amount for borrowing was $6,433,000.

        The line of credit agreement contains affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants. Subsequent to November 30, 2003, the Company received bank approval to issue a $0.05 per common share cash dividend to all shareholders of record as of December 30, 2003.

        Additionally, the Company converted a $2,750,000 term loan facility (collateralized by assets of Fox International, Inc.) with another bank back to a short term revolving note due July 31, 2004. Interest on this facility is at the rate of prime plus 1%. The line is limited by eligible accounts receivable and inventory. The outstanding balance at November 30, 2003 was $2,420,000 and the available amount for borrowing was $330,000

NOTE F—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30, 2003	November 30, 2002
Cash Paid for:
Interest	$931,000	$759,000

Income taxes, net of refunds	$406,000	$477,000

Non-cash Transactions:
Conversion of debentures for common stock	$1,000,000	$—

Issuance of redeemable common stock for purchase of inventory	$—	$100,000

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

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine-month periods ended November 30, 2003 and 2002:

	Net Income (Loss)	Weighted Average Shares Outstanding	Earnings Per Share
Quarter ended November 30, 2003
Basic	$372,000	4,700,000	$0.08
Effect of dilution:
Options	—	107,000
Convertible debt	—	—

Diluted	$372,000	4,807,000	$0.08

Quarter ended November 30, 2002
Basic	$(4,924,000)	4,761,000	$(1.03)
Effect of dilution:
Options	—	—
Convertible debt	—	—

Diluted	$(4,924,000)	4,761,000	$(1.03)

Nine months ended November 30, 2003
Basic	$2,156,000	4,640,000	$0.46
Effect of dilution:
Options	—	81,000
Convertible debt	26,000	163,000

Diluted	$2,182,000	4,884,000	$0.45

Nine months ended November 30, 2002
Basic	$(4,228,000)	4,761,000	$(0.89)
Effect of dilution:
Options	—	—
Convertible debt	—	—

Diluted	$(4,228,000)	4,761,000	$(0.89)

        For the nine months ended November 30, 2003, stock options in the amount of 15,000 shares were anti-dilutive and excluded from the diluted earnings per share calculation. For the three and nine month periods ended November 30, 2002, stock options and assumed conversion of debt were excluded from the respective diluted earnings per share calculations as their inclusion would have been anti-dilutive because of the net losses experienced in those periods.

Stock-Based Compensation Plans

        The Company has an incentive stock option plan whereby total options to purchase 600,000 common shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years. Statement of Financial Accounting Standards No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for

Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The option price of all the Company's stock options is equal to the market value of the stock at the grant date.

        Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the effect on the Company's pro forma net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002
Net income, as reported	$372,000	$(4,924,000)	$2,156,000	$(4,228,000)
Stock-based employee compensation expense, as reported	—	—	—	—
Stock-based employee compensation expense determined under fair value basis, net of tax	(15,000)	(6,000)	(42,000)	(17,000)

Pro forma net income	$357,000	(4,930,000)	$2,114,000	(4,245,000)

Net (loss) earnings per share:
Basic—as reported	$0.08	$(1.03)	$0.46	$(0.89)
Basic—pro forma	$0.07	$(1.04)	$0.46	$(0.89)
Diluted—as reported	$0.08	$(1.03)	$0.45	$(0.89)
Diluted—pro forma	$0.07	$(1.04)	$0.43	$(0.89)

        The fair value of stock options used to compute proforma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black Scholes option pricing model with the following weighted average assumptions for the three and nine months ended November 30, 2003 and 2002, respectively: expected volatility of 75% and 60%; a risk free interest rate of 3.5% and 4.5%; expected lives of 3.0 and 3.5 years; and a dividend yield of 0% for both periods.

Stock Repurchase Program

        The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 588,000 shares of the Company's common stock in the open market. As part of this program, the Company repurchased 238,000 and 7,000 shares of common stock through the nine months ended November 30, 2003, and 2002, respectively.

Conversion of Subordinated Debentures

        On October 27, 2003, the Company's CEO, in accordance with the provisions of his subordinated debt agreement, converted his remaining $1,000,000 of subordinated debentures into 240,000 shares of the Company's common stock.

Dividends

        Subsequent to November 30, 2003, the Company announced that it will pay a $0.05 per common share dividend to holders of record as of December 30, 2003, payable January 30, 2004.

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

Results of Operations

        The following table sets forth, for the three and nine months ended November 30, 2003 and 2002, the percentages which selected items in the Statements of Income bear to total sales:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2002	2003	2002
Sales
CRT Segment
Monitors	57.9%	52.6%	59.4%	54.5%
Data Display CRT's	10.9	13.5	10.1	13.4
Entertainment CRT's	7.6	7.8	7.5	8.3
Electron Guns and Components	2.0	2.2	1.6	1.9

Total CRT Segment	78.4%	76.1%	78.6%	78.1%
Wholesale Consumer Parts Segment	21.6	23.9	21.4	21.9

	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	70.2%	94.7%	67.5%	77.5%
Selling and delivery	9.1	10.6	9.1	10.4
General and administrative	15.3	20.4	15.6	17.3
Recognized foreign currency translation loss	—	7.1	—	2.3

	94.6%	132.8%	92.2%	107.5%
Income (loss) from Operations	5.4%	(32.8)%	7.8%	(7.5)%
Interest expense	(1.6)%	(2.5)%	(1.7)%	(2.0)%
Other income (expense)	(0.5)	0.3	—	0.2

Income before income taxes	3.3%	(35.0)%	6.1%	(9.3)%
Provision for income taxes	1.2	(8.0)	2.3	(1.8)

Net Income	2.1%	(27.0)%	3.8%	(7.5)%

Net sales

        Consolidated net sales decreased $175,000 and $473,000 for the three and nine month periods ended November 30, 2003 as compared to the same periods ended November 30, 2002. CRT division sales increased $264,000 and decreased $71,000 for the three and nine-month comparative periods ended November 2003. The wholesale division sales decreased $439,000 and $402,000 for the three and nine month comparative periods.

        The CRT segment sales included net increases from the Company's growing monitor division. Sales increased $852,000 and $2,505,000 for the three and nine month periods ended November 30, 2003 over the same periods a year ago. These increases in revenues are attributed primarily to the

Company's Display Systems operations for sales of projection simulation displays and to the Lexel operation including radar displays. Lexel's revenues, while higher than the comparative periods a year ago, are down slightly from the first and second quarters of fiscal 2004. One of its major contracts is coming to completion and by the end of the fourth quarter of fiscal 2004 will no longer be a component of sales. This contract provided $800,000 of revenue in the third quarter ended November 30, 2003. Lexel's other product lines, including direct view storage tubes, maintain significant backlogs.

        There were offsetting declines within the monitor division of $62,000 and $1,115,000 for the three and nine month comparative periods due to the closure of two locations, MegaScan and Wolcott during fiscal 2003. XKD's product line of cockpit displays provided an increase for the three and nine-month comparative periods of $189,000 and $550,000.

        The entertainment division sales continue to reflect declines of in-warranty replacement tubes to major television set distributors. Sales in this division declined $63,000 and $495,000 for the three and nine month comparative periods.

        Declines in the data display division of $485,000 and $1,916,000 for the three and nine month comparative periods continue to reflect the continued sluggish replacement market for cathode ray tubes. These declines are not attributed to the loss of any particular customers, but rather a reflection of customer decisions to purchase new monitors with updated products and technologies instead of repairing older tubes.

        The wholesale parts division sales declined for the quarter and nine months ended November 30, 2003 as compared to a year ago. Sales to distributors of consumer electronic parts were down $165,000 and $108,000 for the three and nine month comparative periods and sales under the distribution sales agreements of parts and accessories for Applica and Norelco product lines were down $79,000 and $302,000 for the three and nine months as compared to a year ago. These declines were attributed primarily to the sluggish market for original consumer electronic parts, which also negatively impacted repair and warranty sales of this division.

Gross margins

        Consolidated gross margins increased from 5.3% to 29.8% for the quarter and from 22.5% to 32.5% for the nine months ended November 30, 2003 as compared to November 30, 2002. CRT segment margins increased from (2.2%) to 25.1% and from 16.3% to 28.9% for the three and nine month comparative periods. The wholesale parts segment margins decreased from 46.4% to 41.7% for the quarter and increased from 44.5% to 45.3% for the nine months ended November 30, 2003.

        CRT segment margins were impacted by a variety of factors. The third quarter of fiscal 2003 included write-downs and write-offs of inventories and manufacturing equipment of $4,496,000 related to the closing of operations of Mexico, Wolcott, MegaScan, and Aydin UK locations. Additionally, several CRT locations with higher volume were able to achieve these increases without adding comparable fixed overhead and as such margins are generally improved.

        The wholesale parts segment year to date margins improved primarily as a result of the distribution agreements for Applica and Norelco; however, these revenues were down slightly in the third quarter of fiscal 2004. The revenues for these products include a handling charge and shipping revenue which carry significant profit margins. Offsetting expenses for these product lines is a component of selling, general and administrative expenses.

Operating expenses

        Operating expenses as a percentage of sales decreased from 38.0% to 24.3% for the quarter ended November 30, 2003 as compared to November 30, 2002 and decreased from 30.0% to 24.7 for the same nine month comparative period.

        Included in operating expenses for the third quarter ended November 30, 2002 were write-offs of accounts receivable and other assets in the amount of $572,000 related to the Mexico manufacturing location that was in the process of being shut down. A non-cash charge of $1,296,000 was recognized in that same period for the cumulative foreign currency translation adjustment to reflect the impairment of the Company's investment in the Mexican subsidiary. Excluding the effects of these adjustments, operating expenses as a percentage of sales decreased from 27.8% to 24.3% and from 26.7% to 24.7% for the three and nine months ended November 30, 2003 compared to November 30, 2002.

        Excluding the above adjustments, CRT segment expenses decreased $1,533,000 and Wholesale parts expenses increased $129,000 for the nine month comparative periods. The closure of the three facilities during fiscal 2003 accounts for $1,064,000 of the expense reductions. The completion of the relocation of the Aydin location and other cost cutting programs implemented in late fiscal 2003 attributes to the remaining declines in CRT expenses.

        Increases to the wholesale parts segment include increases to delivery charges, warehouse rent and labor that is incurred in direct correlation to the increase in volume associated with the distribution agreement revenues.

Interest expense

        Interest expense decreased $157,000 and $222,000 for the three and nine months ended November 30, 2003 as compared to the same period a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. Overall debt decreased $5,836,000 during the nine month comparable periods.

Other expense

        Other expense for the three and nine months ended November 30, 2003 included a realized loss of $126,000 recognized on the sale of marketable equity securities.

Income taxes

        The effective tax rate for the nine months ended November 30, 2003 as compared to November 30, 2002 is 38.6% as compared to a benefit of 19.7%. The effective rate for the nine months ended November 30, 2002 was lower than the Federal statutory rate due to differences between income tax and financial reporting purposes relating primarily to the abandonment of Mexican net operating losses and the effect of state income taxes.

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

Liquidity and capital resources

        As of November 30, 2003, the Company had total cash and cash equivalents of $1,453,000. The Company's working capital was $30,639,000 and $26,739,000 at November 30, 2003 and February 28, 2003.

        Cash provided by operations for the nine months ended November 30, 2003 was $5,998,000 as compared to $1,873,000 for the same period a year ago. Net income for the nine months ended November 30, 2003 adjusted for non-cash items provided cash of $4,099,000. Decreases in accounts receivable and inventories and increases in accounts payable provided cash of $2,057,000 for the nine months ended November 30, 2003. Increases in prepaids and other assets used cash of $158,000 during the same period. During the nine months ended November 30, 2002, operating cash flows were provided primarily by net income adjusted for non-cash items of $3,829,000. Increases in inventories used cash of $2,355,000 for the nine months ended November 30, 2002. Increases in accounts receivables and prepaid expenses used cash of $1,311,000. Increases in accounts payable and accrued liabilities provided cash of $1,680,000.

        The decrease in accounts receivable of $1,079,000 is a function of better collection efforts and the collection of certain contract revenues. The decrease in inventory of $826,000 was attributed to the timing of purchases related to contract revenues and overseas purchasing requirements. The increase in accounts payable and accrued liabilities primarily reflect the effects of tax accruals for the quarter offset by reductions in accounts payable.

        Investing activities used $558,000 in the first nine months of fiscal 2004 for purchases of property, plant and equipment.

        Financing activities used cash of $6,333,000 for the nine months ended November 30, 2003. Cash was used to pay down existing debt of $4,836,000 and to repurchase common stock for $1,573,000 under the repurchase program. Additionally the Company redeemed $100,000 of common stock previously issued for the purchase of inventory.

        In November 2003 the Company signed an agreement with its primary lender to provide for a new two year revolving line of credit in the amount of $12,000,000 to replace the existing $9,500,000 line. In addition to the $12,000,000 line of credit, the lender has agreed to advance the Company $3,500,000 of short-term (180 day) bridge financing to allow the Company to consider methods of acquisition of real estate currently under lease by the Company.

        The agreed upon interest rate to be applied on the new revolver will be variable based upon the ratio of senior funded debt to EBITDA. The initial rate is anticipated to be LIBOR plus 2% but can increase or decrease in a range of 1.75% to 2.50% spread over LIBOR rates. Additionally, the Company made an agreement with another of its lenders to replace its current $2,500,000 term note with a secured one year line of credit in the amount of $2,750,000. The interest rate on the new line is prime plus one percent and is limited to available borrowings based on receivables and inventories.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $20,549,000 of outstanding debt at November 30, 2003 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company's interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an decrease of approximately $205,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at November 30, 2003. The Company does not trade in derivative financial instruments.

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

ITEM 4. CONTROLS AND PROCEDURES

a)
Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate with regards to the domestic operations of the Company and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to our chief executive officer and our chief financial officer by others within those entities. The Company had begun implementing changes to the disclosure controls and procedures for the international operations but at the time of the Evaluation Date had not completed those changes.

b)
Changes in internal controls. Subsequent to the Evaluation Date there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

PART II

Item 1. Legal Proceedings

        No new material legal proceedings or material changes in existing litigation occurred during the quarter ended November 30, 2003.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

    Exhibit 31. Rule 13a-14(a)/15d-14(a) Certifications
    Exhibit 32. Section 1350 Certifications

  (b)
  The Company filed a Form 8-K on October 15, 2003 pertaining to its second quarter fiscal 2004 earnings release.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIDEO DISPLAY CORPORATION
January 14, 2004	By:	/s/ RONALD D. ORDWAY Ronald D. Ordway Chief Executive Officer
January 14, 2004	By:	/s/ CAROL D. FRANKLIN Carol D. Franklin Chief Financial Officer and Secretary

QuickLinks

Video Display Corporation and Subsidiaries Index
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