Form 10-K
period 2004-02-29
VIDEO DISPLAY CORP
filed 2004-06-01
CIK 758743

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

Commission file number 0-13394

VIDEO DISPLAY CORPORATION
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1217564 (I.R.S. Employer Identification No.)
1868 Tucker Industrial Drive, Tucker, Georgia (address of principal executive offices)	30084 (Zip Code)
Registrant's telephone number, including area code: (770) 938-2080
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ/NMS
Securities Registered Pursuant to Section 12(g) of the Act: Common stock (no par value)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        As of August 29, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant's common stock as reported in the NASDAQ National Market System was $20,290,238.

        The number of shares outstanding of the registrant's Common Stock as of May 14, 2004 was 4,792,000.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or parts thereof) are incorporated by reference into the following parts of this form 10-K:

        Portions of the Definitive Proxy statement related to the 2004 Annual Meeting of Stockholders in Part III, Items 10, 11, 12, 13 and 14.

SIGNATURES

PART I

ITEM 1. BUSINESS

General

        Video Display Corporation (the "Company") is a leading designer, manufacturer and supplier of a wide range of display devices and component parts for military, medical, industrial and consumer display applications. The Company's product line encompasses both cathode ray tube displays and flat panel displays with major emphasis on high-end niche market displays for specialty applications. The Company also acts as a facilitator and wholesale distributor of parts and accessories for various original equipment manufacturers ("OEMs") of consumer products. The Company markets its products worldwide primarily from facilities located in the United States and one subsidiary operation in the United Kingdom.

Description of Principal Business

        The Company generates revenues from four related display oriented businesses (79% of consolidated sales in fiscal 2004) as well as distribution of parts and accessories for consumer products (21% of consolidated sales in fiscal 2004). Virtually all of the Company's earnings were derived from the display segment of the business in fiscal 2004. The Company's four display segments are as follows with percentage of revenue contributions for fiscal 2004:

        Monitor Division (75%)
        Home Entertainment CRT Division (9%)
        Data Display CRT Division (13%)
        Components Division (3%)

        (See also Note 12 to Consolidated Financial Statements. Segment Information)

        Manufacturing and distribution facilities are located in Georgia, Florida, Louisiana, California, Texas, Pennsylvania, New York, Kentucky and Lye, U.K., in addition to several sales and service locations worldwide.

        The consumer parts and accessories distribution business is operated under the Fox International name, headquartered in Bedford Heights, Ohio with one additional distribution center in Richardson, Texas.

        The Company continues to explore opportunities to expand the products offered in the display industry. This expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company's position in the display industry. Management continually evaluates product trends in the industry and subsegments in which the Company operates. Overall trends are discussed herein under "Flat Panel and Other Technology". Research and development prior to 2003 consisted primarily of establishing the interchangeability of products from various manufacturers and, when advantageous, manufacturing products to replace original electronic parts.

Segment Information

        This information is provided in Note 12 to the Consolidated Financial Statements.

Principal Products

Monitor Displays

        The Company's monitor operations are conducted at Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Teltron and Aydin); Cape Canaveral, Florida (Display Systems), Lexington, Kentucky (Lexel); and San Jose, California (XKD).

        This segment of the Company's operations involves the design, engineer and manufacture of complete monochrome and color monitor units using new CRTs or flat panel displays, including its fastest growing training and simulation projection system division. The Company will customize these monitors for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company's flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins. In its efforts to solidify its position in the display industry, while reducing its dependence on CRT replacement markets, the Company has successfully developed its monitor division during the past five years from a zero revenue base to represent approximately 60% of fiscal 2004 consolidated net revenues.

        The monitor segment of the Company's operations markets its products in niche markets where competition from major multinational electronics companies tends not to be a significant factor. The prime customers of this segment include defense, security, training and simulation areas of the U.S. and foreign militaries as well as the major defense contractors such as the Boeing Co., L-3 Communications, Lockheed Martin and others. These defense contractors utilize the Company's products for ruggedized mission critical applications such as shipboard and nuclear submarines. Flight simulator displays are also produced to provide a full range of flight training simulations.

        Although most monitors are customized to meet a customer's specifications, all monitors sold include the following general components: CRTs or flat panel displays, circuit boards, and machine parts. Most of the Company's monitors are then ruggedized, which allows them to better withstand adverse conditions, such as extreme temperature, depth, altitude and vibration.

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

        The Company's CRT manufacturing operations of new and recycled CRTs are conducted at facilities located in White Mills, Pennsylvania (Chroma); Bossier City, Louisiana (Novatron); Dallas, Texas (MagnaView); and Birdsboro, Pennsylvania (Teltron). With the closure of the Mexico manufacturing facility in fiscal 2003, the Tucker, Georgia location now acts as the Company's sole distributor of data display CRTs purchased from outside sources. The European location is a sales and distribution facility.

        The Company maintains the capability of manufacturing a full range of monochrome CRTs as well as remanufacturing color CRTS from recycled glass. Its Teltron and Lexel operations additionally manufacture a wide range of radar, infrared, camera and direct-view storage tubes for military and security applications. All CRTs manufactured by the Company are tested for quality in accordance with standards approved by UL.

        The Company also distributes new CRTs and other electronic tubes purchased from original manufacturers, both domestic and international. The Company forecasts its inventory requirements for six months to one year. Occasionally, manufacturers offer large quantities of overstocked original manufactured tubes at significant price reductions. The Company acquires these tubes when the existing replacement market appears to demonstrate adequate future demand and the purchase price allows a reasonable profit for the risk. Due to the extended time frame for the replacement market to develop (five to seven years), these purchased inventories sometimes do not turn as quickly as other inventories. Bulk CRT purchases have declined over the past few years as the Company is managing current inventory levels against the anticipated reduction in future CRT demand due to the growth of flat panel technology.

        The Company maintains an internal sales organization to sell directly to OEMs and their service organizations and markets its products through approximately 200 independent wholesale electronics distributors located throughout the U.S. The Company also supplies, under private-brand labeling, many of the replacement tubes marketed by several national brand name television manufacturers.

        In addition to factors affecting the overall market for such products, the Company's sales volume in the CRT replacement markets is dependent upon the Company's ability to provide prompt response to customers' orders, while maintaining quality control and competitive pricing. The Company's manufacturing activities are scheduled primarily around orders received.

Electron Guns and Components

        The Company, through its Tucker, GA based electron gun manufacturing subsidiary, Southwest Vacuum, manufactures electron gun assemblies comprised of small metal and ceramic parts in a glass housing. The assembly process is highly labor intensive. While the particular electron guns being sold are of the Company's own design, most are replacements for electron guns previously designed for original equipment CRTs used in television sets and computer monitors. Therefore, the total amount of research and development expense is not significant and is not segregated in the consolidated financial statements, but is instead included in cost of sales. Raw materials consist of glass and metal stamped parts.

        Although Southwest Vacuum markets its products to independent customers, the majority of electron guns produced by the Company are consumed internally among the Company's own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $835,000, $910,000 and $549,000 for fiscal 2004, 2003 and 2002, respectively.

        The remaining operation in the component sector, Wintron, located in Howard, Pennsylvania, produces flyback transformers, coils and power transformers. Intercompany sales transactions were $105,000, $221,000 and $210,000 for fiscal 2004, 2003 and 2002, respectively.

Flat Panel and Other Technology

        The Company anticipates that AMLCD and Plasma Display products, due to their lower space and power requirements, will eventually become the display of choice in many display applications. The significance of this continuing trend has had an effect on the CRT divisions of the Company. In anticipation of long-term trends toward flat panel display usage, the Company has focused its efforts as well as its acquisition strategy toward flat panel technologies for niche market applications in the medical, simulation, training and military markets. Other types of technology, including HDTV, have not had a significant impact on the Company's business. HDTV utilizes both CRT and flat panel technology and, therefore, has potential positive effects on the Company due to higher margin CRT replacements. There may be long-term negative effects should the HDTV market move toward greater flat panel utilization, but is expected to have a positive effect on the Company's monitor division. The Company will continue to monitor these trends and continue to make adjustments to its CRT inventory levels and operating facilities to reflect changes in demand.

Electronic Parts

        Fox International distributes consumer electronic parts of most major consumer electronics manufacturers, both foreign and domestic. This subsidiary resells these products to major electronic distributors, retail electronic repair facilities, third-party contractual repair shops, and directly to consumers. In its relationship with consumer electronic manufacturers, Fox International receives the right, often exclusively, to ship parts to authorized dealers. Many of the manufacturers also direct inquiries for replacement parts to Fox International. Each manufacturer requires a distributor to stock its most popular parts and monitors the order fill ratio to ensure that their customers have access to sufficient replacement parts. Fox International attempts to maintain 98% fill ratios in order to secure favored distributor status from the manufacturers, requiring a significant investment in inventories.

Patents and Trademarks

        The Company is currently in the process of applying for several patents on newly developed products and technology and holds patents with respect to certain products and services. The Company also sells products under various trademarks and tradenames. Additionally, the Company licenses certain electronic technology to other manufacturing companies, which generated royalty revenues of approximately $114,000, $63,000 and $155,000 in fiscal 2004, 2003 and 2002, respectively. The Company's key patents are held by the subsidiaries within the monitor division. Although the Company believes that the patents and trademarks owned are of value, the Company believes that success in its industry will be dependent upon incorporating emerging technology into new product line introductions, frequent product enhancements, and customer support and service. However, the Company intends to protect its rights when, in its view, these rights are infringed upon. The Company's key patents expire in 2014. The Company had several patents that had no value that it allowed to expire in 2004.

Seasonal Variations in Business

        Historically, there have not been any seasonal variations in the Company's CRT operating subsegments.

Working Capital Practices

        The Company has a $12,000,000 line of credit with SouthTrust Bank, as well as a $2,750,000 secondary line of credit with Fifth Third Bank. These lines are used primarily for the purchases of inventory as well as payments of accounts payable.

Concentration of Customers

        The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, television and avionics industries. The Company's CRT division had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, that comprised approximately 21%, 25% and 17% of CRT segment net sales and 16%, 20% and 13% of consolidated net sales in fiscal 2004, 2003 and 2002, respectively. Sales to foreign customers were 14% of consolidated net sales for both fiscal 2004 and 2003 and 10% for fiscal year 2002. The Company's wholesale electronic parts distributor, Fox International, had net sales to one customer, National Parts, Inc., that comprised approximately 19%, 18% and 20% of that subsidiary's net sales in fiscal 2004, 2003 and 2002, respectively. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

        The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company's backlog was approximately $23,206,000 at February 29,

2004 and $21,413,000 at February 28, 2003. The Company's Lexel division comprised $9,203,000 or 40% and $15,810,000 or 74% of the 2004 and 2003 backlog, respectively. It is anticipated that more than 95% of the February 29, 2004 backlog is expected to ship during fiscal 2005.

Government Contracts

        The Company, primarily through its Aydin, Teltron, Lexel, XKD and Display Systems subsidiaries, had contracts with the U.S. government (principally the Department of Defense) which generated revenues of approximately $16,957,000, $15,083,000 and $9,098,000 for the fiscal years ended 2004, 2003 and 2002, respectively. The Company's costs and earnings in excess of billings on these contracts were approximately $411,000 at February 29, 2004 and $514,000 at February 28, 2003. The Company had no billings in excess of costs and earnings on these contracts at February 29, 2004 and February 28, 2003. These contracts are typically less than twelve months in duration and specify a set number of units to be shipped based on a set delivery schedule. Most of these government contracts are on a per unit basis. These contracts are subject to government audit to ensure conformity with design specifications.

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

Research and Development

        The objectives of the Company's research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing cathode ray and electron optic technology. The Company continues its research and development in advanced infrared imaging ("IR") for commercial and military applications. The Company has funded additional IR research in partnership with the University of Rhode Island. Potential future markets for IR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. Through fiscal 2004, the Company has not incurred significant costs for basic research or new product development and, therefore, has not segregated these costs as a separate item but has included such costs in the consolidated financial statements as a part of costs of goods sold. As the Company continues to increase its development of new technology, these costs will be monitored and separately categorized, if material. Research and development costs amounted to approximately $162,000, $285,000 and $579,000 in fiscal 2004, 2003 and 2002, respectively.

Employees

        As of February 29, 2004, the Company employed a total of 404 persons on a full time basis. Of these, 154 were employed in executive, administrative, and clerical positions, 34 were employed in sales and distribution, and 211 were employed in manufacturing operations. A union represents 5 employees at the Wintron location in Howard, Pennsylvania. The Company believes its employee relations to be satisfactory.

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

        The Company believes it has a competitive advantage and is a sole source in providing many of its CRTs to the customer base of its Teltron and Lexel subsidiaries (companies within the Monitor division) as these operations have been providing reliable products and services to these customers for more than 30 years. Lexel manufactures a broad range of CRT and DVST solutions used in military, industrial and commercial applications, including Avionics, Projection, Medical and general purpose displays. Teltron offers a wide range of high performance imaging devices and high resolution CRTs for medical, X-ray, infrared, military and aerospace applications.

        The Company believes that it has a competitive advantage in the monitor industry due to its flexibility to handle lower volume orders as well as its ability to provide internally produced component parts. As a result, the Company can offer more customization in the design and engineering of new products.

        With the relatively new operations of Lexel, Display Systems and XKD Corp., the Company has become one of the leading suppliers within the specialty CRT and monitor markets, especially in the military and medical imaging industries.

        The Company does utilize flat panel displays in many of its monitor units. These flat panels are purchased from OEMs. The revenue generated in fiscal 2004 from products utilizing flat panel technology was $6,329,000 as compared to $4,031,000 a year ago. Being in the replacement market, the Company has the opportunity to see trends in OEM sales, and while the growth in flat panel products is outpacing growth in CRT products, on a percentage basis, the CRT market remains more dominant. Because of this, the Company still considers the replacement CRT market to be a viable market for its products. As trends continue to define themselves, and replacement of these products occur in five to seven years, the Company foresees a bigger impact and utilization of flat panel products in its business. There is competition in the area of flat panel technology and the Company will rely on its ability to adapt and incorporate designs into its future products so that it may compete in a profitable nature. The flat panel market is made up of many competitors of various sizes, none holding a dominant position in the flat panel marketplace.

        The Company's competition in the consumer electronics parts segment comes primarily from other parts distributors. Many of these distributors are smaller than Fox International but a few are of equal or greater revenue size. Prices for major manufacturers' products can be directly affected by the manufacturers' suggested resale price. The Company believes that its service to customers and warehousing and shipping network gives it a competitive advantage. Fox International sells a wide variety of electronic parts and accessories, including semiconductors, resistors, audio/video parts and batteries.

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

Location	Square Feet	Lease Expires
CRT, Monitor and Electron Gun Manufacturing And Warehouse Facilities
Tucker, Georgia	59,000	October 31, 2008
Stone Mountain, Georgia	45,000	December 31, 2007
Tucker, Georgia	40,000	January 2, 2006
White Mills, Pennsylvania	110,000	Company Owned
Bossier City, Louisiana	26,000	Company Owned
Dallas, Texas	24,000	January 31, 2005
Lye, England	4,800	February 28, 2006
Birdsboro, Pennsylvania	40,000	Company Owned(a)
Phelps, New York	32,000	Company Owned
Howard, Pennsylvania	19,000	Company Owned
Cape Canaveral, Florida	30,000	January 17, 2005
Lexington, Kentucky	152,000	March 31, 2005
San Jose, California	10,500	March 31, 2006
Atlanta, Georgia	500	September 30, 2004
Wholesale Electronic Parts Distribution
Bedford Heights, Ohio	60,000	Company Owned(b)
Richardson, Texas	13,000	April 30, 2007
Buffalo, New York	30,000	July 31, 2007

(a)
The Birdsboro, Pennsylvania property secures a mortgage to a bank with a principal balance of $573,000 as of February 29, 2004. The mortgage bears interest at a variable rate, currently 7.4%. Monthly principal and interest payments of $5,000 are payable through October 2021.

(b)
The Bedford Heights, Ohio property secures a mortgage to a bank with a principal balance of $526,000 as of February 29, 2004 and bears interest at a variable rate, currently 6.8%. Monthly principal and interest payments of $6,000 are payable through December 2008 with a final payment of $350,000 due in December 2008.

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

        The following table shows the range of prices for the Company's common stock as reported (and as adjusted for the stock dividend discussed below) by the NASDAQ for each quarterly period beginning on March 1, 2002. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 29, 2004		February 28, 2003
Quarter Ended
	High	Low	High	Low
May	$8.00	$5.63	$8.55	$5.60
August	9.97	6.00	8.00	5.45
November	13.00	8.78	7.62	6.50
February	15.54	11.26	8.00	6.23

        There were approximately 700 holders of record of the Company's common stock as of May 14, 2004.

        The Company paid a cash dividend of $0.05 per share or $245,000 in January 2004. Payment of cash dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors which the Board of Directors may deem appropriate. The Company is restricted by certain loan agreements regarding the payout of cash dividends, as further described in the notes to the consolidated financial statements.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of February 29, 2004 regarding compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance.

Stock Option Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	151,000	$4.40	272,000
Equity compensation plans not approved by security holders	—	—	—

Total	151,000	$4.40	272,000

Recent Sales of Unregistered Securities

        In June 2001, the Company issued 186,000 shares of its common stock upon the surrender of $775,000 in principal amount of its convertible debentures. There was no underwriter involved with this transaction. In issuing these shares the Company relied on Section 4(2) of the Securities Act of 1933, based upon the limited offering to three individuals, one of whom was an officer of the Company. The common stock issued is not convertible into any other form of securities.

        In August 2003, the Company sold 8,000 shares of its common stock for $51,000 in cash to three individuals in an arm's length transaction. There was no underwriter involved with this transaction. In issuing these shares the Company relied on Section 4(2) of the Securities Act of 1933, based upon the limited offering to three individuals, one of whom was an officer of the Company. The common stock issued is not convertible into any other form of securities.

        In October 2003, the Company issued 240,000 shares of its common stock upon the surrender of $1,000,000 in principal amount of its convertible debentures. There was no underwriter involved with this transaction. In issuing these shares the Company relied on Section 4(2) of the Securities Act of 1933, based upon the limited offering to four individuals, one of whom was an officer of the Company. The common stock issued is not convertible into any other form of securities.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain selected financial data with respect to the Company's last five fiscal years.

        Data relating to the five fiscal years ended February 29, 2004 are derived from the Consolidated Financial Statements appearing elsewhere in this Report or in previous reports, which have been audited by BDO Seidman, LLP, independent certified public accountants. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, management's discussion and analysis, the consolidated financial statements of the Company, the notes thereto and the report thereon included elsewhere in this Report.

	For Fiscal Years Ended
	Feb. 29, 2004	Feb. 28, 2003(b)	Feb. 28, 2002	Feb. 28, 2001(c)	Feb. 29, 2000(c)
	(In Thousands, Except Per Share Data)
Statement of Operations Data
Net sales	$76,592	$76,582	$72,366	$70,806	$63,838
Gross profit	24,988	19,540	22,912	20,883	20,316
Goodwill amortization expense	—	—	320	318	310
Operating profit (loss)	6,269	(2,622)	3,651	2,489	2,713
Net income (loss)	3,165	(3,286)	1,182	31	705

Net income (loss) per share—basic(a)	$0.68	$(0.69)	$0.25	$0.01	$0.15
Net income (loss) per share—diluted(a)	$0.65	$(0.69)	$0.24	$0.01	$0.15
Average number of shares outstanding—basic(a)	4,674	4,758	4,701	4,552	4,708
Average number of shares outstanding—diluted(a)	4,900	4,758	5,073	4,639	5,233
Cash dividends per share	$0.05	$—	$—	$—	$—
Balance Sheet Data (at year end)
Total assets	$54,551	$57,335	$61,841	$56,882	$49,851
Working capital	31,947	26,739	27,569	26,311	21,862
Long-term obligations	16,489	14,466	14,957	14,020	8,644
Redeemable common stock	—	100	—	—	—

(a)
Includes the effects of a 20% stock dividend declared in March 2001 and issued on April 16, 2001 for all periods presented.

(b)
In connection with the winding up of its manufacturing operations in Mexico and three domestic facilities, the Company recorded impairment charges of $7,163,000, including the write off of its related foreign currency cumulative translation account balance of $1,296,000.

(c)
Includes the impact of the Lexel acquisition in 2001 and the Vanco International disposition in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two distinct segments—(1) the manufacture and distribution of monitors, projection systems and CRTs and (2) the wholesale distribution of consumer electronic parts. The monitor and CRT segment is organized into four distinct subsegments or divisions:

  •
  Monitors—offers a complete range of CRTs, flat panel displays and projection systems for use in training and simulation, military, medical and industrial applications.

  •
  Data Display—offers a complete range of CRTs for use in data display screen, including computer terminal monitors and medical monitoring equipment.

  •
  Home Entertainment—offers a complete range of CRTs and projection tubes for television and home theater equipment.

  •
  Components—provides replacement electron guns for CRTs for independent customers as well as servicing the Company's internal needs.

Fiscal 2004 Highlights

  •
  Monitor division revenue—the Company's monitor division continued a strong growth trend. The Company now has the ability to compete in various niche markets within the defense, medical and projection display industries. Net sales within this segment increased in fiscal 2004 by $3,483,000 or 8.2% compared to fiscal 2003. Management attributes this to increased demand within the defense sector. Revenue on new government orders was $9,865,000 in fiscal 2004 as opposed to $5,967,000 in fiscal 2003.

  •
  Monitor division gross profit—the Company's monitor division sales increased 8.2%, while cost of sales increased 2.2%. The Company did more high volume contract work during the year, and was able to contain costs on these contracts.

  •
  Cost Reductions—the Company undertook various cost-cutting measures late in fiscal 2003 that had a positive impact on fiscal 2004 operating results. The closure of the Mexico facility was based on the fact that the company was able to purchase CRTs from third parties cheaper then it could produce in Mexico.. The Company also closed two underutilized facilities and consolidated its European presence into one location in Lye, England. While consolidated net sales remained constant, cost of goods sold and operating expenses decreased $5,438,000 (9.5%) and $3,443,000 (15.5%), respectively, in fiscal 2004 compared to fiscal 2003

  •
  Reduction of debt—during fiscal 2004, the Company reduced its total debt by $5,386,000, which contributed to a $311,000 decrease in interest expense from the prior year.

Fiscal 2004 Challenges

        Inventory management—the Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.

        Certain of the Company's divisions maintain significant inventories of CRT's and component parts in an effort to ensure its customers a reliable source of supply. The Company would generally anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company's competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor subsegment of the Company's business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors.

        The wholesale distribution segment also maintains a broad range of products (which contributes to a higher total inventory) to be able to promptly provide those customers who are buying products, or obtaining warranty replacements, for electronic part components. In 2004 and 2003, the Company recorded consolidated provisions of $1.5 million and $4.9 million, respectively, for obsolescence and overstock.

Operations

        The following table sets forth, for the fiscal years indicated, the percentages which selected items in the Company's consolidated statements of operations bear to total revenues:

        (See Item 1. Business—Description of Principal Business and Principal Products for discussion about the Company's Products and Subsegments. See also Note 12 to the Consolidated Financial Statements—Segment Information)

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Sales:
CRT segment
Monitors	$45,900	59.9%	$42,417	55.4%	$39,697	54.9%
Data display CRTs	7,801	10.2	9,405	12.3	11,028	15.2
Home entertainment CRTs	5,574	7.3	6,223	8.1	6,558	9.1
Electron guns and components	1,122	1.5	1,514	2.0	1,607	2.2

Total CRT Segment	60,397	78.9	59,559	77.8	58,890	81.4
Wholesale distribution segment
Consumer electronic parts	16,195	21.1	17,023	22.2	13,476	18.6

	76,592	100.0	76,582	100.0	72,366	100.0

Costs and expenses:
Cost of goods sold	51,604	67.4	57,042	74.5	49,454	68.3
Selling and delivery	6,930	9.0	7,830	10.2	6,109	8.4
General and administrative	11,789	15.4	13,036	17.0	13,152	18.2
Recognized foreign currency translation loss	—	—	1,296	1.7	—	—

	70,323	91.8	79,204	103.4	68,715	94.9

Operating profit (loss)	6,269	8.2	(2,622)	(3.4)	3,651	5.1
Interest expense	(1,182)	(1.5)	(1,493)	(1.9)	(1,585)	(2.2)
Other income (expense), net	(50)	(0.1)	(197)	(0.3)	104	0.1

Income (loss) before taxes	5,037	(6.6)	(4,312)	(5.6)	2,170	3.0
Income tax (benefit) expense	1,872	(2.4)	(1,026)	(1.3)	988	1.4

Net income (loss)	$3,165	4.1%	$(3,286)	(4.3)%	$1,182	1.6%

Fiscal 2004 Compared to Fiscal 2003

Net Sales

        Consolidated net sales for fiscal 2004 increased $10,000 or less than 1% over fiscal 2003 net sales. The CRT division increased $838,000 or 1.4% while the wholesale parts segment sales decreased $828,000 or 4.9% for the comparative periods.

        The net increase in CRT segment sales in fiscal 2004 is attributed to growth within the monitor sub-segment of $3,483,000. This increase is attributed in large part to stronger demand from military and defense contractors. Offsetting declines occurred in net sales of the data display, entertainment, and component parts sub-segments of $1,604,000, $649,000 and $392,000, respectively.

        The net gain in monitor division sales includes increases from Display Systems of $4,367,000, Aydin Displays of $1,903,000 and XKD of $467,000 (cockpit displays). These increases reflect revenues from new contract orders received from the Boeing Co., Lockheed Martin and others during fiscal 2004. There were offsetting declines during the fiscal year of $941,000 at the Lexel operation. One of its major contracts was completed during fiscal 2004, though Lexel's other product lines, including direct view storage tubes, maintained backlogs of $9,203,000 at February 29, 2004. The other offsetting declines within the monitor division were the result of the Company's decision to close two locations, MegaScan and Wolcott, in fiscal 2003. These two locations provided net sales of $270,000 and $868,000 during the 2003 fiscal year. Management attributes the overall increase within this division to increased demand within the defense sector. Revenue on new government orders within the monitor division was $9,865,000 for the 2004 fiscal year.

        Declines in the data display division of $1,604,000 for fiscal 2004 compared to 2003 continue to reflect the continued sluggish replacement market for CRTs. These declines are due to decreased unit sales in fiscal 2004 and not to the loss of any particular customers,. These declines are also a reflection of customer decisions to purchase new monitors with updated products and technologies instead of repairing older monitors. The Data Display division reduced bulk purchases of last time buys of CRTs in an effort to lower the Company's exposure to potential future declines in demand.

        The component parts division recorded declines of $392,000 for the fiscal year ended 2004 as compared to a year ago. Electron gun and stem sales were negatively impacted by weaker demand during the fiscal year, while the Company's Wintron location was negatively impacted as they transition to newer technologies. Electron gun sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers. These sales have declined as consumers move towards purchasing new technology as opposed to repairing existing sets.

        Within the entertainment division, sales of projection tube CRTs decreased $52,000, while declines in sales of replacement television CRTs totaled $597,000 for the year ended February 29, 2004 as compared to the same period a year ago. The Company is the primary supplier of replacement television CRTs to the domestic entertainment market. A majority of the entertainment segment's sales (37%) are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25" to 30"), fewer extended warranties are sold by retailers, a trend consistent with the past two fiscal years. The Company remains the primary supplier of the manufacturer's standard warranties. Growth in this division will be impacted by the timing and number of extended warranties sold for the larger, more expensive sets. Due to the fact that the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce the exposure to obsolescence. In fiscal 2004, retail trends continued to indicate increased sales in the mid-to-larger size television sets.

        Flat panel technology has not had a significant impact on the television replacement market. Most of the flat panel units sold within the television market are for commercial usage rather than end user consumer usage. Within the data display and monitor sub-segments, there has been an impact by flat panel technology. The Company has converted manufacturing of certain subsidiaries within these sub-segments to produce flat panel products. The Company's XKD and Aydin subsidiaries flat panel sales for fiscal 2004 comprised approximately 50% and 90% of their total net sales, respectively. As noted above, being in the replacement market, the Company has the ability to see product trends and make marketing, production and stocking decisions based on those trends.

        The decrease in the wholesale consumer parts segment net sales of $828,000 is attributed primarily to the declines in sales under the distribution sales agreements of parts and accessories for Applica and Norelco product lines. These declines were attributed primarily to the sluggish market for original consumer electronic parts, which also negatively impacted repair and warranty sales of this segment.

Gross Margins

        Consolidated gross profit margins increased to 32.6% from 25.5% for the year ended February 29, 2004 as compared to the year ended February 28, 2003. CRT segment margins increased from 19.6% to 29.6% and the wholesale electronic parts segment margins decreased from 46.0% to 44.0%.

        CRT segment margins were impacted by a variety of factors. The Company's monitor division sales increased 8.2% while cost of sales increased 2.2%. An increase of high volume orders in 2004 versus 2003 helped keep costs down by improving production efficiency as fixed costs were absorbed by greater throughput. To a lesser extent, the Data Display division experienced higher margins due to the Company's ability to purchase CRTs from cheaper outside sources, as opposed to manufacturing these products at the former Mexico subsidiary. Purchases from these outside sources average approximately $17 per CRT as opposed to $37 per CRT from the former Mexico subsidiary. Fiscal 2003 included write-downs and write-offs of inventories and manufacturing equipment of $4,754,000 related to the closing of operations of Mexico, Wolcott, MegaScan, and Aydin UK locations. Excluding the effects of these adjustments, CRT segment margins would have been 27.8% for fiscal 2003. Additionally, several CRT locations with higher volume, particularly Aydin, Display Systems and XKD, were able to achieve these increases without adding comparable fixed overhead and as such their margins were generally improved.

        The decrease in the wholesale consumer parts segment margins is largely attributable to the overall decrease in sales related to the Applica and Norelco distribution agreements. The revenues associated with these agreements include primarily handling charges and shipping income, which accounts for an approximately 79% profit margin before the effects of offsetting operating expenses.

Operating Expenses

        Operating expenses as a percentage of sales decreased from 28.9% for the year ended February 28, 2003 to 24.4% for the year ended February 29, 2004.

        Included in operating expenses for fiscal 2003 were write-offs of accounts receivable and other assets in the amount of $572,000 related to the Mexico manufacturing location that was shut down. A non-cash charge of $1,296,000 was also recognized in fiscal 2003 for the cumulative foreign currency translation adjustment to reflect the impairment of the Company's investment in the Mexican subsidiary. Excluding the effects of these adjustments, operating expenses as a percentage of sales would have been 26.5% for fiscal 2003.

        Excluding the above adjustments, CRT segment expenses decreased $1,691,000 and Wholesale parts expenses increased $116,000. The closure of the three facilities, relocation of the Aydin facility and other cost cutting programs implemented in late fiscal 2003 resulted in the decreased CRT expense. Specifically, the closure of the Wolcott, MegaScan and Mexico operations resulted in savings of $105,000, $359,000 and $1,295,000 of operating costs, respectively. The savings are due to a reduction of compensation expense caused by the decrease in personnel and a reduction in overhead caused by the closures of these facilities in the prior year. Increases to the Wholesale parts segment include increases to warehouse rent and labor of approximately $57,000, as well as corporate expenses totaling $41,000 allocated during fiscal 2004 that were not allocated previously.

Interest Expense

        Interest expense decreased $311,000 for the year ended February 29, 2004 as compared to February 28, 2003. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. LIBOR and prime rates were slightly lower during the comparable periods. Overall debt decreased during the comparative periods by $5,386,000, which was the primary reason for the decrease in interest expense.

Income Taxes

        The effective tax rate for fiscal 2004 was 37.6% compared to (23.9)% for fiscal 2003. The effective tax rate for 2004 was higher than the Federal statutory rate due to differences between income tax and financial reporting purposes relating primarily to the effect of state income taxes and the non-deductibility of certain expenses for tax purposes.

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

        Within the entertainment division, sales of projection tube CRTs increased $619,000 but were offset by declines in sales of replacement television CRTs by $954,000 for the year ended February 28, 2003 as compared to the same period a year ago. The increase in projection CRTs sales reflects the continued efforts by the Company to expand its marketing of projection tubes for use in home theater and commercial applications through greater direct sales contact and internet marketing.

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

        The primary factors for the decline of CRT margins were third quarter write-downs and write-offs of inventories and manufacturing equipment in the amount of $4,754,000 related to the closing of operations in Mexico, Wolcott, MegaScan and Aydin UK. These locations, which during the past few years had experienced reduced sales volume, lower margins due to aging product lines with limited potential for future product development and high overhead were part of an internal restructuring of operations. Other locations within the Company with excess capacity and newer, complementary product lines were determined to be the successors of these related customer bases. As such, certain raw materials inventories and equipment used in the manufacturing process of these closed locations were written down or off as the Company has been able to more affordably source these products from overseas vendors or to shift the processes to more efficient locations within the Company. Management determined it cost prohibitive to physically transfer the related materials and equipment to other

Company locations. Another component of the charge to cost of sales in the third quarter of fiscal 2003 was a write-down of $1,239,000, which reflects the carrying cost of inventories previously manufactured by the Mexican operation to current net realizable value as well as the write-off of older or large quantity stocks.

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

        The CRT segment operating expenses increased $2,901,000 for the year ended February 28, 2003 as compared to a year ago. Included in operating expenses is $572,000 of accounts receivable and other assets that were written off in the third quarter of fiscal 2003 related to the closure of the Mexican operations. Additionally, a third quarter non-cash charge of $1,296,000 was recognized for the cumulative foreign currency translation adjustment related to the Mexican subsidiary that was previously carried as a component of shareholders' equity.

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

Interest Expense

        Interest expense decreased $92,000 for the year ended February 29, 2004 as compared to February 28, 2003. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. LIBOR and prime rates were slightly lower during the comparable periods. While overall debt decreased during the twelve month comparative periods by $840,000, the mix of interest rates changed.

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

Management's Discussion of Liquidity and Capital Resources

        At February 29, 2004 and February 28, 2003, the Company had total cash and cash equivalents of $3,021,000 and $2,392,000, respectively. The Company's working capital was $31,947,000 and $26,739,000 at February 29, 2004 and February 28, 2003, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivables, debt service, capital expenditures, product line additions and, in fiscal 2004, dividends.

        The Company specializes in certain products representing trailing-edge technology that may not be available from other sources, and may not be currently manufactured. In many instances, the Company's products are components of larger display systems for which immediate availability is critical for the customer. Accordingly, the Company enjoys higher gross margins, but typically has larger investments in inventories than those of its competitors.

        The Company continues to monitor its cash and financing positions seeking to find ways to lower its interest costs and to produce positive operating cash flow. The Company examines possibilities to grow its business as opportunities present themselves, such as new sales contracts or niche acquisitions. There could be an impact on working capital requirements to fund this growth. As in the past, the intent is to finance such projects with operating cash flows or existing bank lines; however, more permanent sources of capital may be required in certain circumstances. In the first quarter of fiscal 2005, the Company acquired the assets of Colorado based Data-Ray Corporation's CRT monitor operations. The asset purchase included the issuance of 33,000 shares of the Company's common stock and $150,000 cash to the seller for a total consideration of $550,000.

        Cash provided by operations was $7,148,000 in 2004 and $3,009,000 in 2003, while in 2002, $2,544,000 was used in operations. Working capital requirements decreased $908,000 in 2004 due primarily to improved inventory management resulting in a $1,006,000 decrease in inventories, net of reserves. Compared to prior years, inventory turnover has remained flat and the Company has reduced its bulk purchases of last time buys of CRTs as it anticipates future reduced demand for these products in the replacement market. Working capital requirements increased $1,974,000 in 2003 due primarily to purchase requirements within the monitor subsegment related to contracts that began in the fourth quarter of that year, $1,754,000, and to reductions in accounts payable and accrued liabilities of $1,722,000 from cash generated from earnings, offset somewhat by reductions in accounts receivable of $943,000 due to better collection efforts within the data display and monitor subsegments. The average days outstanding for accounts receivable decreased from 58 days in fiscal 2003 to 53.5 days in fiscal 2004, due to more aggressive collection efforts. In 2002, additional investments in working capital to support sales growth and product line acquisitions (Christie Marquee™) were $6,342,000.

        Investing activities used cash of $697,000, $1,106,000 and $3,441,000 in 2004, 2003 and 2002, respectively. Capital expenditures were $727,000 in 2004 as compared to $1,137,000 and $3,156,000 in

2003 and 2002, respectively. Capital expenditures in 2004 were primarily for building improvements and computer hardware. Capital expenditures in 2003 and 2002 primarily related to additions to the facility in Birdsboro, Pennsylvania and fixed assets and trademarks purchased to assist in the integration of the Christie projector product line at the Cape Canaveral, Florida facility. Additions to debt of $463,000 and $509,000 in 2003 and 2002, respectively, were incurred to finance a portion of the building addition costs. The Company does not anticipate any significant investment in capital assets for 2005.

        Financing activities used cash of $5,942,000 and $1,217,000 in 2004 and 2003 and provided cash of $3,375,000 in 2002. During 2004 and 2003, the Company used cash of $4,386,000 and $840,000, respectively, towards debt reduction while in 2002 cash proceeds of $3,358,000 from new debt were used primarily for the purchase of the Christie Marquee™ product line. The Company paid a cash dividend in fiscal 2004 of $245,000 or $0.05 per share. Though the Company's primary objective is to reduce debt and grow through acquisitions, the Board also believed that the benefits of a cash dividend to shareholders under the new tax laws regarding dividends needed to be considered.

        In 2004, the Company signed an agreement with its primary lender to provide for a new two-year revolving line of credit in the amount of $12,000,000 to replace the existing $9,500,000 line. The interest rate on the new revolver is variable based upon the ratio of senior funded debt to EBITDA. At February 29, 2004, the floating rate was 3.6% but can increase or decrease in a range of 1.75% to 2.50% spread over LIBOR rates. Also in 2004, the Company entered into an agreement with another of its lenders to replace its $2,500,000 term note with a secured one-year line of credit in the amount of $2,750,000. The interest rate on the new line is prime plus one percent and is limited to available borrowings based on receivables and inventories. The Company increased its borrowings from its CEO by $1,116,000 during 2003 to pay for stock repurchases and to assist with short-term refinancing needs. The debt with the CEO bears interest at the higher of 6% or prime plus 1%. In February 2003, this note was converted from a demand note payable to a term loan maturing in February 2006.

        The Company's debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

        The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company's common stock in the open market. In 2004 and 2003, 231,000 shares and 61,000 shares were repurchased for $1,574,000 and $414,000, respectively. No shares were repurchased in fiscal 2002. Under this program, an additional 170,500 shares remain authorized to be repurchased by the Company.

        In 2004, the Company redeemed $100,000 of common stock previously issued for the purchase of inventory. Issuances of common stock, primarily through stock option exercises, provided cash of $363,000 in 2004. Dividend payments in 2004 amounted to $245,000, which were the first dividends declared and paid by the Company in its history. The policy regarding future payments of dividends will be reviewed periodically by the Board of Directors and will be based on the earnings and financial position of the Company and other factors which the Board of Directors deems appropriate.

Transactions with Related Parties, Contractual Obligations and Commitments

        At February 29, 2004, the Company had outstanding borrowings from its CEO in the amount of $8,216,000, with principal due in 2006 and monthly interest due at the higher rate of 6% or prime (4.25% at February 29, 2004) plus 1%. During 2003, the Company borrowed a net $1,116,000 from the CEO to assist with the repurchase of stock and short-term financing.

        During fiscal 2004, the Company repaid $80,000 to an Officer and Director, resulting in a balance of $75,000 at February 29, 2004. Principal payments of $60,000 are due in 2005 with a final payment of $15,000 due in 2006. These borrowings bear interest at 6%.

        The Company issued $2,000,000 in face value, 8% five-year convertible subordinated debentures in payment of the acquisition of the stock of Z-Axis in 1997. The debentures were issued to the former owners of Z-Axis, of which the Company's CEO was a majority shareholder. The debentures were convertible at the holder's option into the Company's common shares based upon a conversion rate of $4.17 per share, as adjusted for the April 2001 stock dividend. During 2002, $775,000 of debentures plus accrued interest was converted into 186,068 common shares. In 2004, the Company's CEO, in accordance with the provisions of his subordinated debt agreement, converted his remaining $1,000,000 debentures into 240,000 common shares.

Contractual Obligations

        Future maturities of long-term debt and future contractual obligations due under operating leases are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$21,077,000	$10,370,000	$9,233,000	$691,000	$783,000
Capital lease obligations	—	—	—	—	—
Operating lease obligations	3,810,000	1,707,000	1,974,000	129,000	—
Purchase obligations*	—	—	—	—	—
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	—	—	—	—	—

Total	$24,887,000	$12,077,000	$11,207,000	$820,000	$783,000

*
For purposes of this table, management included only open purchase orders over $50,000, of which there were none at February 29, 2004.

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

        The Company wrote off approximately $1,373,000 of inventory in fiscal 2004 related to changing market conditions affecting primarily its Southwest Vacuum and Fox International businesses. The reserve for inventory obsolescence was approximately $2,506,000 and $2,339,000 at February 29, 2004 and February 28, 2003, respectively. Amounts written off in 2004, 2003 and 2002 were $1,373,000, $4,254,000 and $353,000, respectively.

Revenue Recognition

        Revenue from product sales is recognized when goods are shipped. The Company's delivery term typically is FOB shipping point. The Company offers one-year and two-year limited warranties on certain products. The Company records a liability for estimated warranty obligations at the date products are sold (see paragraph below regarding Warranty Reserves). Adjustments are made as new information becomes available. The provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", which the Company adopted in December 2002, require disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities.

        Revenue from contracts that are long-term in nature at the Company's Aydin subsidiary is recognized by the percentage of completion method (cost-to-cost basis). Profit estimates are revised periodically based upon changes in facts. Any losses identified on contracts are recognized immediately. Revenue related to all other contracts is recognized upon shipment of product due to the short-term nature of these contracts.

        In accordance with EITF 00-10, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs are classified in cost of sales in the consolidated statements of operations. Shipping costs of $2,042,000, $2,080,000 and $1,010,000 were incurred in the three years ended 2004, 2003 and 2002, respectively.

Allowance for bad debts

        The allowance for bad debts on trade receivables is determined by reviewing known customer exposures and applying historical credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors and overall trends in past due accounts compared to established thresholds. The company monitors credit exposure and assesses the adequacy of the allowance for bad debts on a regular basis.

        Management reviews the valuation of accounts receivable on a monthly basis. The allowance for doubtful accounts is estimated based on historical experience of write-offs and current economic conditions that might impact the collectibility of customer accounts, including such factors as bankruptcies and insolvencies. The Company performs ongoing credit evaluations of its customers. The Company continually updates the history it uses to make these estimates so as to reflect the most recent information available. The allowance for doubtful accounts was approximately $251,000 and $502,000 at February 29, 2004 and February 28, 2003, respectively. The decrease in the allowance was due primarily to write-offs of $336,000 in 2004 of previously reserved amounts.

Warranty reserves

        Warranty reserves are determined by recording a specific reserve for known warranty issues and a general reserve based on historical claims experience. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve for warranty obligations was approximately $821,000 and $687,000 at February 29, 2004 and February 28, 2003, respectively.

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

        Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to the impairment of long-lived assets require difficult judgments on matters that are often subject to multiple sources of authoritative accounting guidance. See also Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies.

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

Recent Accounting Pronouncements

        In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which was revised in December 2003 (FIN 46 R). FIN 46 R requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 R were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. For arrangements entered into with VIEs created before January 31, 2003, the provisions of FIN 46 R are effective at the end of the first reporting period ending after March 15, 2004. The Company has not identified any VIEs and, therefore, does not expect the adoption of FIN 46 R will have a material impact on its financial position or results of operations.

        In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial condition or results of operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements relating to future events which involve certain risks and uncertainties. Further, there can be no assurance that the trends reflected in historical information will continue in the future.

        Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this annual report on Form 10-K. All statements other than statements of historical facts included in this report are statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends. In addition to the information contained in the Company's other filings with the Securities and Exchange Commission, factors which could affect future performance include, among others, the following:

  •
  General economic or business conditions, domestic and foreign, may be less favorable than expected, resulting in lower sales or lower profit margins than expected and contrary to historical trends.

  •
  Competitive pressures may increase or change through industry consolidation, entry of new competitors, marketing changes or otherwise. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors.

  •
  Technological changes may affect the marketability of inventory on hand.

  •
  Changes in relationships with customers or vendors, the ability to develop new relationships or the business failure of several customers or vendors may affect sales or profitability.

  •
  Political, legislative or regulatory changes may adversely affect the businesses in which the Company operates.

  •
  Changes in securities markets, interest rates or foreign exchange rates may adversely affect the Company's performance or stock price.

  •
  The failure to obtain or retain key executive or technical personnel could affect future performance.

  •
  The Company's growth strategy includes expansion through acquisitions. There can be no assurance that the Company will be able to successfully complete further acquisitions or that past or future acquisitions will not have an adverse impact on the Company's operations.

  •
  The potential future sale of Common Stock shares, possible anti-takeover measures available to the Company, and dividend policies may affect the stock price.

  •
  The continued availability of financing on favorable terms can not be assured.

Impact of Inflation

        Inflation has not had a material effect on the Company's results of operations to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $21,002,000 of outstanding debt at February 29, 2004 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company's interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an decrease of approximately $210,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at February 29, 2004. The Company does not trade in derivative financial instruments.

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

        Beginning January 1, 1997, the Company reported its former Mexican subsidiary on the basis of the functional currency being the U.S. dollar as over 90% of the subsidiary's sales and purchases were with the parent with accounts receivable and accounts payable settled in U.S. dollars. Due to the closure of the Mexican subsidiary in fiscal 2003, cumulative foreign currency translation losses of $1,296,000 previously included as a separate component of shareholders' equity were recognized in operating expense. These translation losses accumulated prior to January 1, 1997, when the functional currency of this subsidiary was the Mexican peso.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements listed on page F-1 of this Report are filed as part of this Report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the fiscal quarter ended February 29, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2004 fiscal year end, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2004 fiscal year end, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item. In no event shall the information contained in Video Display Corporation's Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2004 fiscal year end, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2004 fiscal year end, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2004 fiscal year end, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this Report:

1.	Financial Statements:
	Index to Consolidated Financial Statements.	F-1
2.	Financial Statement Schedule:
	Index to Consolidated Financial Statements Schedule.	F-26
  (b)
  Reports on Form 8-K:

        During the quarter ended February 29, 2004, the Company filed one current report on Form 8-K:

Filing Date	Items Reported	Financial Statements
January 14, 2004	7 and 9	None
  (c)
  Exhibits
Exhibit Number		Exhibit Description
*3(a	)	Articles of Incorporation of the Company
*3(b	)	By-Laws of the Company.
10(a	)	Employee Stock Option Plan.
10(b	)	Lease dated January 1, 1992 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia.
10(c	)	Lease dated November 1, 2003 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia.
10(d	)	Lease dated January 1, 1996 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4701 Granite Drive, Tucker, Georgia.
10(e	)	$10,000,000 amended and restated promissory note dated May 4, 2001 between Registrant (Maker) and SouthTrust Bank (Holder).
21		Subsidiary companies
23		Consent of BDO Seidman, LLP
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to other documents on file with the Securities and Exchange Commission which were previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	VIDEO DISPLAY CORPORATION
May 28, 2004	By:	/s/ RONALD D. ORDWAY Ronald D. Ordway Chairman of the Board and Chief Executive Officer

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

Signature—Name	Capacity	Date

/s/ RONALD D. ORDWAY Ronald D. Ordway	Chief Executive Officer, Treasurer and Director	May 28, 2004
/s/ ERV KUCZOGI Erv Kuczogi	President and Director	May 28, 2004
/s/ MURRAY FOX Murray Fox	Director	May 28, 2004
/s/ CARLETON E. SAWYER Carleton E. Sawyer	Director	May 28, 2004
/s/ CAROLYN HOWARD Carolyn Howard	Director	May 28, 2004
/s/ GREGORY A. KITTLE Gregory A. Kittle	Chief Financial Officer	May 28, 2004
/s/ PETER FREND Peter Frend	Director	May 28, 2004
/s/ JOHN MORRIS John Morris	Director	May 28, 2004

Video Display Corporation and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

        Board of Directors and Shareholders of
Video Display Corporation
Tucker, Georgia

        We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries as of February 29, 2004 and February 28, 2003, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ BDO SEIDMAN, LLP

Atlanta, Georgia
May 14, 2004

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	February 29, 2004	February 28, 2003
Assets (Notes 5 and 6)
Current assets
Cash and cash equivalents	$3,021,000	$2,392,000
Accounts receivable, net of allowance of $251,000 and $502,000 (Note 15)	10,910,000	11,120,000
Inventories (Note 3)	26,275,000	28,821,000
Deferred income taxes (Note 11)	2,299,000	2,243,000
Prepaid expenses and other (Notes 2 and 4)	1,639,000	2,046,000

Total current assets	44,144,000	46,622,000

Property, plant and equipment
Land	540,000	540,000
Buildings	7,016,000	6,858,000
Machinery and equipment	18,564,000	17,949,000

	26,120,000	25,347,000
Accumulated depreciation	(18,384,000)	(17,186,000)

Net property, plant and equipment	7,736,000	8,161,000

Goodwill (Note 1)	1,227,000	1,227,000
Other assets (Note 4)	1,444,000	1,325,000

	$54,551,000	$57,335,000

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	February 29, 2004	February 28, 2003
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,103,000	$3,809,000
Accrued liabilities (Note 9)	3,506,000	4,077,000
Lines of credit (Note 6)	2,610,000	9,229,000
Notes payable to shareholders (Note 7)	19,000	60,000
Current maturities of long-term debt (Note 5)	1,959,000	2,708,000

Total current liabilities	12,197,000	19,883,000
Lines of credit (Note 6)	6,199,000	—
Long-term debt, less current maturities (Note 5)	2,018,000	5,155,000
Notes payable to shareholders, less current maturities (Note 7)	8,272,000	8,311,000
Convertible subordinated debentures (Note 8)	—	1,000,000
Deferred income taxes (Note 11)	664,000	554,000

Total liabilities	29,350,000	34,903,000

Minority interests	123,000	176,000
Redeemable common stock; 15,000 shares issued and outstanding (Notes 1 and 16)	—	100,000
Commitments and contingencies (Notes 13 and 14)
Shareholders' equity (Notes 1, 6 and 10)
Preferred stock; no par value—2,000,000 shares authorized, none issued and outstanding	—	—
Common stock; no par value—10,000,000 shares authorized; 4,792,000 and 4,700,000 shares issued and outstanding	6,318,000	5,293,000
Additional paid-in capital	92,000	92,000
Retained earnings	18,688,000	17,004,000
Accumulated other comprehensive loss	(20,000)	(233,000)

Total shareholders' equity	25,078,000	22,156,000

	$54,551,000	$57,335,000

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Operations

	February 29, 2004	February 28, 2003	February 28, 2002
Net sales (Note 15)	$76,592,000	$76,582,000	$72,366,000
Cost of goods sold	51,604,000	57,042,000	49,454,000

Gross profit	24,988,000	19,540,000	22,912,000

Operating expenses
Selling and delivery	6,930,000	7,830,000	6,109,000
General and administrative	11,789,000	13,036,000	13,152,000
Recognized foreign currency translation loss	—	1,296,000	—

	18,719,000	22,162,000	19,261,000

Operating profit (loss)	6,269,000	(2,622,000)	3,651,000

Other income (expense)
Interest expense	(1,182,000)	(1,493,000)	(1,585,000)
Other, net	(103,000)	(179,000)	109,000

	(1,285,000)	(1,672,000)	(1,476,000)

Income (loss) before income taxes and minority interests	4,984,000	(4,294,000)	2,175,000
Provision for (benefit from) income taxes (Note 11)	1,872,000	(1,026,000)	988,000

Income (loss) before minority interests	3,112,000	(3,268,000)	1,187,000
Minority interests	53,000	(18,000)	(5,000)

Net income (loss)	$3,165,000	$(3,286,000)	$1,182,000

Net income (loss) per share—basic	$0.68	$(0.69)	$0.25

Net income (loss) per share—diluted	$0.65	$(0.69)	$0.24

Average shares outstanding—basic	4,674,000	4,758,000	4,701,000

Average shares outstanding—diluted	4,900,000	4,758,000	5,073,000

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Current Year Comprehensive Income (Loss)
Balance, February 28, 2001	4,559,000	$4,533,000	$92,000	$19,453,000	$(1,479,000)
Net income for the year	—	—	—	1,182,000	—	$1,182,000
Unrealized loss on marketable equity securities	—	—	—	—	(2,000)	(2,000)
Foreign currency translation adjustment	—	—	—	—	88,000	88,000

Total comprehensive income						$1,268,000

Issuance of common stock under stock option plan	4,000	17,000	—	—	—
Conversion of subordinated debentures to common stock	186,000	775,000	—	—	—

Balance, February 28, 2002	4,749,000	5,325,000	92,000	20,635,000	(1,393,000)
Net loss for the year	—	—	—	(3,286,000)	—	$(3,286,000)
Unrealized loss on marketable equity securities	—	—	—	—	(4,000)	(4,000)
Foreign currency translation adjustment	—	—	—	—	(132,000)	(132,000)
Foreign currency translation adjustment recognized in operations resulting from liquidation of foreign subsidiary	—	—	—	—	1,296,000	1,296,000

Total comprehensive income						$(2,126,000)

Issuance of common stock under stock option plan	12,000	37,000	—	—	—
Repurchase of common stock	(61,000)	(69,000)	—	(345,000)	—

Balance, February 28, 2003	4,700,000	5,293,000	92,000	17,004,000	(233,000)
Net income for the year	—	—	—	3,165,000	—	$3,165,000
Unrealized gain on marketable equity securities	—	—	—	—	25,000	25,000
Reclassification adjustment on the sale of marketable equity securities for a loss	—	—	—	—	126,000	126,000
Foreign currency translation adjustment	—	—	—	—	62,000	62,000

Total comprehensive income						$3,378,000

Conversion of convertible debentures	240,000	1,000,000	—	—	—
Issuance of common stock under stock option plan	75,000	312,000	—	—	—
Issuance of common stock	8,000	51,000	—	—	—
Repurchase of common stock	(231,000)	(338,000)	—	(1,236,000)	—
Dividend paid on common stock	—	—	—	(245,000)	—

Balance, February 29, 2004	4,792,000	$6,318,000	$92,000	$18,688,000	$(20,000)

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	February 29, 2004	February 28, 2003	February 28, 2002
Operating Activities
Net income (loss)	$3,165,000	$(3,286,000)	$1,182,000
Adjustments to reconcile net income (loss) to net cash cash provided by (used in) operating activities
Depreciation and amortization	1,322,000	1,313,000	1,660,000
Provision for losses on accounts and notes receivable	85,000	649,000	278,000
Provision for inventory reserves	1,540,000	4,953,000	350,000
Deferred income taxes	54,000	(627,000)	323,000
Recognized foreign currency translation loss	—	1,296,000	—
Net income (loss) allocated to minority interests	(53,000)	18,000	5,000
Loss on disposal of fixed assets	1,000	667,000	—
Loss on sale of marketable equity securities	126,000	—	—
Changes in working capital items, net of effect of acquisitions:
Accounts receivable	125,000	943,000	(2,349,000)
Inventories	1,006,000	(1,754,000)	(2,092,000)
Prepaid expenses and other assets	87,000	559,000	(1,131,000)
Accounts payable and accrued liabilities	(310,000)	(1,722,000)	(770,000)

Net cash provided by (used in) operating activities	7,148,000	3,009,000	(2,544,000)

Investing Activities
Capital expenditures	(727,000)	(1,137,000)	(3,156,000)
Proceeds from disposal of fixed assets	—	43,000	—
Proceeds from sale of marketable securities	30,000	—	—
Other investing activities	—	(12,000)	(285,000)

Net cash used in investing activities	(697,000)	(1,106,000)	(3,441,000)

Financing Activities
Proceeds from long-term debt and lines of credit	19,525,000	19,149,000	27,303,000
Repayments of long-term debt and lines of credit	(23,911,000)	(19,989,000)	(23,945,000)
Proceeds from stock option exercises	312,000	37,000	17,000
Proceeds from issuance of common stock	51,000	—	—
Redemption of redeemable common stock	(100,000)	—	—
Dividend paid on common stock	(245,000)	—	—
Purchases and retirements of common stock	(1,574,000)	(414,000)	—

Net cash (used in) provided by financing activities	(5,942,000)	(1,217,000)	3,375,000

Effect of exchange rates on cash	120,000	91,000	88,000

Net change in cash and cash equivalents (Note 16)	629,000	777,000	(2,522,000)
Cash and cash equivalents, beginning of year	2,392,000	1,615,000	4,137,000

Cash and cash equivalents, end of year	$3,021,000	$2,392,000	$1,615,000

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

Revenue Recognition

        Revenue from product sales is recognized when goods are shipped. The Company offers one-year and two-year limited warranties on certain products. The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", which the Company adopted in December 2002, require disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities.

        Revenue from contracts that are long-term in nature at the Company's Aydin subsidiary is recognized by the percentage of completion method (cost-to-cost basis). Profit estimates are revised periodically based upon changes in facts. Any losses identified on contracts are recognized immediately. Revenue related to all other contracts is recognized upon shipment of product due to the short-term nature of these contracts.

        In the consolidated statements of operations, revenues from shipping and handling fees charged to customers are included under the caption "Net sales" and shipping costs incurred are included under the caption "Selling and delivery." Shipping costs of $2,042,000, $2,080,000 and $1,010,000 were incurred in the three years ended 2004, 2003 and 2002, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to manufacturers and consumers of CRTs and to consumers of electronic products. Management performs continuing credit evaluations of its customers' financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances, such as foreign sales. The Company records an allowance for doubtful accounts based on specifically identified amounts that senior management believes to be uncollectible. The Company also records additional allowances based on certain percentages of its aged receivables, which are determined based on historical experience and the assessment of the general financial conditions affecting its customer base. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes its allowance for doubtful accounts as of February 29, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories

        Inventories consist primarily of CRTs, electron guns, monitors and electronic parts. Inventories are stated at the lower of cost (first-in, first-out) or market.

        Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company's investment in inventories for declines in value and establishes reserves when it is apparent that the expected realizable value of the inventory falls below its original cost. The age of the inventory is not as significant as is the projected demand for CRTs. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company's replacement market develops. Management is also able to observe the production trends of the OEMs and the new technologies that are being promoted. Based on the information available to management, the Company believes its reserve on inventories as of February 29, 2004 is adequate. However, actual write-offs might be different than the recorded reserve.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings—ten to twenty-five years; Machinery and Equipment—five to ten years.

Depreciation expense totaled approximately $1,163,000, $1,130,000 and $1,240,000 for the three years ended 2004, 2003 and 2002, respectively. Substantial betterments to property, plant and equipment are capitalized and routine repairs and maintenance are expensed as incurred.

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

        The Company adopted SFAS No. 142 on March 1, 2002 and, accordingly, ceased amortization of goodwill at that time. Goodwill amortization expense of $320,000 was included in the consolidated statement of operations for the year ended February 28, 2002.

        The following table presents the impact of SFAS No. 142 on operating profit, net income, and diluted earnings per share as if it had been in effect for the year ended February 28, 2002.

2002
Operating profit, as reported	$3,651,000
Add back: Goodwill amortization	320,000

Adjusted operating income	$3,971,000

Net income, as reported	$1,182,000
Add back: Goodwill amortization	320,000
Tax effect	—

Adjusted net income	$1,502,000

Diluted earnings per share, as reported	$0.24
Goodwill amortization	0.06

Adjusted diluted earnings per share	$0.30

        Goodwill is tested for impairment annually on December 1 unless events or evidence exist that would significantly alter amounts used in the calculation. The Company used a multiple of EBITDA (earnings before interest, tax, depreciation and amortization expenses) in evaluating the fair value of the monitor subsegment. As a result of such testing in December 2003, the Company determined there was no impairment of goodwill that should be included in the accompanying financial statements. At February 29, 2004, February 28, 2003 and February 28, 2002 the net book value recorded for goodwill was $1,227,000.

Stock-Based Compensation Plans

        The Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS or Statement) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements.

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

        Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per share would have differed from the amounts reported as follows:

	February 29, 2004	February 28, 2003	February 28, 2002
Net income (loss), as reported	$3,165,000	$(3,286,000)	$1,182,000
Stock-based employee compensation expense, as reported	—	—	—
Stock-based employee compensation expense determined under fair value basis, net of tax	(35,000)	(23,000)	(26,000)

Pro forma net income (loss)	$3,130,000	$(3,309,000)	$1,156,000

Net earnings (loss) per share:
Basic—as reported	$0.68	$(0.69)	$0.25
Basic—pro forma	$0.67	$(0.70)	$0.25
Diluted—as reported	$0.65	$(0.69)	$0.24
Diluted—pro forma	$0.64	$(0.70)	$0.24

        The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during the years 2004, 2003 and 2002 was $4.77, $2.89 and $4.33, respectively. The weighted average remaining life of options outstanding at February 29, 2004, February 28, 2003 and February 28, 2002 was 3.9, 5.4 and 5.3 years, respectively.

        The fair value of stock options used to compute pro forma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2004, 2003 and

2002, respectively: expected volatility of 75%, 60% and 60%; a risk-free interest rate of 3.5%, 2.1% and 4.5%; expected lives of 3.0, 3.3 and 3.5 years; and a dividend yield of 0.00% for all years.

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

Investments

        The Company's investment in marketable equity securities is recorded at fair value based upon quoted market prices and is classified as available-for-sale securities. Changes in fair value of these marketable equity securities are reflected in the accompanying statements of shareholders' equity. Investments are included within the captions "Prepaid expenses and other" and "Other assets" in the accompanying consolidated balance sheets. The Company sold its remaining investment in marketable equity securities in 2004, recognizing a loss of $151,000, which is included within the caption "Other income" in the accompanying statements of operations.

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

        The Company reported its former Mexican subsidiary on the basis of the functional currency being the U.S. dollar, effective January 1, 1997, as over 90% of the subsidiary's sales and purchases were with the parent with accounts receivable and accounts payable settled in U.S. dollars. Cumulative foreign currency translation losses of $1,296,000 related to the Mexican subsidiary were recognized in operating expense in fiscal 2003, due to the closing of this operation at that time. This cumulative translation adjustment was previously recorded as a separate component of shareholders' equity.

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

        The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for each of the last three years.

	Net Income (Loss)	Weighted Average Shares Outstanding	Earnings (Loss) Per Share
2004
Basic	$3,165,000	4,674,000	$0.68
Effect of dilution:
Options	—	86,000
Convertible debt	26,000	140,000

Diluted	$3,191,000	4,900,000	$0.65

2003
Basic	$(3,286,000)	4,758,000	$(0.69)
Effect of dilution:
Options	—	—
Convertible debt	—	—

Diluted	$(3,286,000)	4,758,000	$(0.69)

2002
Basic	$1,182,000	4,701,000	$0.25
Effect of dilution:
Options	—	71,000
Convertible debt	59,000	301,000

Diluted	$1,241,000	5,073,000	$0.24

        Stock options and debentures convertible into 344,000 shares were anti-dilutive and excluded from the 2003 diluted earnings per share calculation due to the Company's net loss. Stock options in the amount of 20,000 shares for the year ended 2002 were excluded from the diluted earnings per share calculation due to their anti-dilutive effect.

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

Recent Accounting Pronouncements

        In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46 R), Consolidation of Variable Interest Entities, which was revised in December 2003 (FIN 46 R). FIN 46 R requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 R were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. For arrangements entered into with VIEs created before January 31, 2003, the provisions of FIN 46 R are effective at the end of the first reporting period ending after March 15, 2004. The Company has not identified any VIEs and, therefore, does not expect the adoption of FIN 46 R will have a material impact on its financial position or results of operations.

        In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial condition or results of operations.

Fiscal Year

        All references herein to "2004", "2003" and "2002" mean the fiscal years ended February 29, 2004, February 28, 2003 and 2002, respectively.

Reclassification

        Certain balances have been reclassified in the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

Note 2. Costs and Earnings in Excess of Billings on Contracts

        Information relative to contracts in progress consisted of the following:

	2004	2003
Costs incurred to date on uncompleted contracts	$3,490,000	$2,194,000
Estimated earnings recognized to date on these contracts	1,778,000	1,468,000

	5,268,000	3,662,000
Billings to date	(4,857,000)	(3,148,000)

Costs and earnings in excess of billings, net	411,000	$514,000

Costs and earnings in excess of billings	$411,000	$514,000
Billings in excess of costs and earnings	—	—

	$411,000	$514,000

        Costs and earnings in excess of billings are classified in the consolidated balance sheets under the caption "Prepaid expenses and other".

Note 3. Inventories

        Inventories consisted of the following:

	2004	2003
Raw materials and work-in-process	$11,937,000	$14,947,000
Finished goods	16,844,000	16,213,000

	28,781,000	31,160,000
Reserves for obsolescence	(2,506,000)	(2,339,000)

	$26,275,000	$28,821,000

Note 4. Notes Receivable

        The Company holds a commercial note receivable with an original amount of $504,000 from the sale of its building in Wolcott, Connecticut. The note bears interest at 8% payable monthly. The principal amount, originally due in full on December 6, 2003, was extended to January 2009. Interest only payments are required through August 2004. Combined principal and interest payments commence in September 2004 in the amount of $9,000 per month through the maturity date. The note is secured by a first mortgage on the property. The current and non-current portions of the $400,000 outstanding balance at February 29, 2004 are classified in "Prepaid expenses and other" and "Other assets" in the amounts of $51,000 and $349,000, respectively, in the accompanying consolidated balance sheet.

Note 5. Long-Term Debt

        Long-term debt consisted of the following:

	2004	2003
Term loan facility; floating interest rate based on an adjusted LIBOR rate (4.25% as of February 29, 2004); quarterly principal payments of $313,000 payable through November 2005; collateralized by assets of Aydin Displays, Inc.	$1,875,000	$3,125,000
Term loan facility (converted to line of credit); interest rate of prime collateralized by inventories and receivables of Fox International, Inc.	—	2,410,000
Note payable to bank; interest rate of prime plus 1.5%; maturing in fiscal 2005; collateralized by assets of XKD Corporation.	542,000	593,000
Mortgage payable to bank; variable interest rate (6.76% as of February 29, 2004); monthly principal and interest payments of $6,000 payable until December 2008 with a final principal payment of $350,000 in December 2008; collateralized by land and building of Fox International, Inc.	526,000	589,000
Mortgage payable to bank; interest rate at FHLB index rate (5.45% as of February 29, 2004) plus 1.95%; monthly principal and interest payments of $5,000 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	573,000	588,000
Other	461,000	558,000

	3,977,000	7,863,000
Less current maturities	(1,959,000)	(2,708,000)

	$2,018,000	$5,155,000

        Future maturities of long-term debt are as follows:

Year	Amount
2005	$1,959,000
2006	780,000
2007	151,000
2008	145,000
2009	478,000
Thereafter	464,000

$3,977,000

Note 6. Lines of Credit

        On November 21, 2003, the Company amended its existing line of credit with a commercial bank expanding the maximum availability from $9,500,000 to $12,000,000. The amended line of credit agreement expires in September 2005. In addition to the $12,000,000 line of credit, the lender also agreed to advance up to $3,500,000 of short-term (180 day) bridge financing to allow the Company to consider methods of acquisition of real property currently under lease by the Company. The Company ultimately did not require the bridge financing as acquisition of the property did not occur.

        The interest rate on the amended line of credit is a variable rate based upon the Company's earning performance. The rate can increase or decrease in a range of 1.75% to 2.50% spread over LIBOR rates. At February 29, 2004, the floating rate was 3.60% based on a ratio of debt to EBITDA, as defined. The weighted average interest rate for 2004, 2003 and 2002 was 3.7%, 3.4% and 4.6%. The average amount and maximum amount outstanding were $6,754,000 and $8,801,000, respectively, during the fiscal year ended February 29, 2004 and $9,248,000 and $9,524,000, respectively, during fiscal year 2003. Borrowings under the line of credit are limited to eligible accounts receivable, inventory and real estate, as defined, and includes a commitment fee of 0.25% for the unused portion. As of February 29, 2004 and February 28, 2003, the outstanding balance on the line of credit was $6,199,000 and $9,229,000, respectively, and the available amount for borrowing was $5,801,000 and $271,000, respectively.

        The line of credit agreement contains affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company's retained earnings are restricted based upon these covenants.

        Additionally, the Company converted a $2,750,000 term loan facility (collateralized by assets of Fox International, Inc.) with another bank to a short-term revolving note due July 31, 2004. Interest on this facility is at the rate of prime plus 1%. The line is limited by eligible accounts receivable and inventory. The outstanding balance at February 29, 2004 was $2,610,000 and the available amount for borrowing was $140,000.

Note 7. Notes Payable to Officers and Directors

        At February 28, 2002 the Company had outstanding borrowings in the form of a demand note and a one-year note payable to its CEO in the amount of $4,100,000 and $3,000,000, respectively. During fiscal 2003, the Company borrowed an additional $1,656,000 and repaid $540,000 to the CEO to assist with the repurchase of stock and short-term financing. In February 2003, the two notes were combined into a three year term note with interest due monthly at an annual rate of 6% or prime (4.00% at February 29, 2004) plus 1%, whichever is higher. As of February 29, 2004, the cumulative outstanding balance due the CEO was $8,216,000.

        During fiscal 2004, the Company repaid $80,000 to a Director, resulting in a balance of $75,000 at February 29, 2004. Principal payments of $60,000 are payable in 2005 with a final payment of $15,000 due in 2006. These borrowings bear interest at an annual rate of 6%.

Note 8. Convertible Subordinated Debentures

        The Company issued $2,000,000 in face value, 8% five-year convertible subordinated debentures to four individuals in payment of the acquisition of the stock of Z-Axis in fiscal 1997. The debentures are convertible at the holder's option into common shares based upon a conversion rate of $4.17 per share, as adjusted for the April 2001 stock dividend. During fiscal 2002, $775,000 of debentures plus accrued interest was converted into 186,068 common shares. In October 2003, the Company's CEO, in accordance with the provisions of the subordinated debt agreement, converted his remaining $1,000,000 of subordinated debentures into 240,000 shares of the Company's common stock.

Note 9. Accrued Expenses and Warranty Obligations

        The following provides a reconciliation of changes in the Company's warranty reserve for fiscal years 2004, 2003 and 2002. The Company provides no other guarantees.

	Fiscal Year Ended
	2004	2003	2002
Balance at beginning of year	$687,000	$543,000	$803,000
Provision for current year sales	2,022,000	1,257,000	805,000
Warranty costs incurred	(1,888,000)	(1,113,000)	(1,065,000)

Balance at end of year	$821,000	$687,000	$543,000

        Accrued liabilities consisted of the following:

	2004	2003
Accrued compensation and benefits	1,328,000	$1,369,000
Accrued royalties	456,000	1,005,000
Accrued warranty	821,000	687,000
Accrued other	901,000	1,016,000

	$3,506,000	$4,077,000

Note 10. Stock Options

        The Company has an incentive stock option plan whereby total options to purchase 600,000 shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years. The stock option plan stipulates that, in the event of a stock dividend, all outstanding grants will be proportionally adjusted both in number of options and exercise price. At February 29, 2004 and February 28, 2003, the Company had approximately 272,000 and 278,000 shares, respectively, available for the granting of options under the stock option plan. Information regarding the stock option plan is as follows, which includes the effect of the 20% stock dividend issued on April 16, 2001 for all periods presented:

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 28, 2001	180,000	$3.81
Granted	42,000	4.65
Exercised	—	—
Forfeited or expired	(2,000)	7.40

Outstanding at February 28, 2002	220,000	$3.93
Granted	21,000	6.78
Exercised	(12,000)	3.13
Forfeited or expired	(1,000)	7.26

Outstanding at February 28, 2003	228,000	$4.22
Granted	6,000	9.34
Exercised	(83,000)	4.27
Forfeited or expired	—	—

Outstanding at February 29, 2004	151,000	$4.40

Options exercisable	Number of Shares	Weighted Average Exercise Price
February 29, 2004	145,000	4.20
February 28, 2003	220,000	4.12
February 28, 2002	220,000	3.93
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 29, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at February 29, 2004	Weighted Average Exercise Price
		(in years)
$2.29 - 3.96	75,000	2.4	$2.88	75,000	$2.88
4.40 - 5.50	44,000	6.0	4.67	44,000	4.67
6.50 - 7.24	18,000	4.9	6.69	18,000	6.69
7.29 - 9.34	14,000	3.5	8.62	8,000	8.11

	151,000	3.9	$4.40	145,000	$4.20

Note 11. Taxes on Income

        Provision for (benefit from) income taxes in the consolidated statements of operations consisted of the following components:

	Fiscal Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002
Current:
Federal	$1,534,000	$(337,000)	$560,000
State	282,000	(62,000)	105,000
Foreign	2,000	—	—

	1,818,000	(399,000)	665,000

Deferred:
Federal	7,000	(889,000)	369,000
State	1,000	(162,000)	24,000
Foreign	46,000	424,000	(70,000)

	54,000	(627,000)	323,000

Total	$1,872,000	$(1,026,000)	$988,000

        Income (loss) before provision for (benefit from) taxes consisted of the following:

	2004	2003	2002
U.S. operations	$4,789,000	$(259,000)	$2,359,000
Foreign operations	195,000	(4,035,000)	(184,000)

	$4,984,000	$(4,294,000)	$2,175,000

        The effective income tax rate differed from the statutory federal income tax rate as follows:

	Fiscal Year Ended
	2004	2003	2002
Taxes at statutory federal income tax rate	$1,695,000	$(1,466,000)	$740,000
State income taxes, net of federal benefit	187,000	(153,000)	86,000
Foreign operating losses abandoned	—	519,000	—
Non-deductible expenses	5,000	40,000	158,000
Change in valuation allowance	—	—	—
Other	(15,000)	34,000	4,000

Taxes at effective income tax rate	$1,872,000	$(1,026,000)	$988,000

        Deferred income taxes as of February 29, 2004 and February 28, 2003 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards.

        The sources of the temporary differences and their effect on the net deferred tax asset consisted of the following:

	2004	2003
Deferred tax assets:
Investment capital loss carryforwards	$287,000	$240,000
Foreign net operating loss carryforwards	—	46,000
Uniform capitalization costs	436,000	455,000
Inventory reserves	727,000	664,000
Accrued liabilities	927,000	758,000
Allowance for doubtful accounts	101,000	191,000
Other	10,000	68,000

	2,488,000	2,422,000
Valuation allowance	(240,000)	(240,000)
Deferred tax liabilities:
Basis difference of property, plant and equipment	(478,000)	(414,000)
Other	(135,000)	(79,000)

Net deferred tax assets	$1,635,000	$1,689,000

Current asset	2,299,000	2,243,000
Non-current liability	(664,000)	(554,000)

	$1,635,000	$1,689,000

        Investment loss carryforwards consist primarily of investment losses, which may be utilized to offset any future taxable gains on the sale of investments. Investment loss carryforwards in the amount of $57,000 and $230,000 expire in 2005 and 2009, respectively. The Company has provided a valuation allowance of $240,000 on these loss carryforwards, as full realization of these assets is not considered likely.

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

Note 12. Segment Information

        The Company's chief operating decision maker aggregates operating segments based on the type of products produced by the segment. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has two reportable segments with subsegments within one of the main segments. The two reportable segments are as follows: (1) the manufacture and distribution of cathode ray tubes and electron guns in the replacement market and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers. The subsegments within the CRT segment consists of data display CRTs, home entertainment (television and projection) CRTs, monitors and component parts. Sales to foreign customers were 14% of consolidated net sales in both fiscal 2004 and 2003, and 10% for fiscal year 2002. Foreign operations are included in the data display subsegment.

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

        The following table sets forth net sales, operating profit, depreciation and amortization, capital expenditures, and identifiable assets for each industry segment and applicable subsegments:

	Fiscal Year Ended
	2004	2003		2002
		(in thousands)
Net Sales
CRT segment
Monitors	$45,900	$42,417		$39,697
Data display	7,801	9,405		11,028
Home entertainment	5,574	6,223		6,558
Component parts	1,122	1,514		1,607

	60,397	59,559		58,890
Wholesale Distribution segment	16,195	17,023		13,476

	$76,592	$76,582		$72,366

Operating Profit (Loss)
CRT segment
Monitors	$5,702	$2,314		$4,326
Data display	(1,092)	(7,749	)(a)	(2,272)
Home entertainment	1,546	1,981		2,088
Component parts	(33)	(143)		(46)

	6,123	(3,597)		4,096
Wholesale Distribution segment	146	975		(445)

	$6,269	$(2,622)		$3,651

Depreciation and Amortization
CRT segment
Monitors	$943	$894		$691
Data display	117	117		338
Home entertainment	120	120		150
Component parts	48	49		72

	1,228	1,180		1,251
Wholesale Distribution segment	94	133		409

	$1,322	$1,313		$1,660

(a)
Includes impairment charges of $7,163,000 in connection with the winding up of its manufacturing operations in Mexico and three other locations, including the elimination of a related foreign currency cumulative translation account balance of $1,296,000.

	As of
	2004	2003	2002
Capital Expenditures**
CRT segment
Monitors	$652	$970	$3,033
Data display	38	39	120
Home entertainment	20	—	—
Component parts	—	8	16

	710	1,017	3,169
Wholesale Distribution segment	17	120	87

	$727	$1,137	$3,256

**
Includes additions to fixed assets through business acquisitions in 2002

Identifiable Assets
CRT segment
Monitors	$30,082	$32,424	$30,924
Data display	12,470	13,899	20,854
Home entertainment	2,900	3,232	3,305
Component parts	2,150	2,537	2,343

	47,602	52,092	57,426
Wholesale Distribution segment	6,949	5,243	4,415

	$54,551	$57,335	$61,841

Note 13. Benefit Plan

        The Company has a defined contribution plan that covers substantially all U.S. employees. Employees may contribute up to 15% of their compensation, as allowed by IRS regulations. At the Company's discretion, employee contributions of up to 4% of their compensation can be matched at 50% by the Company. The Company accrued $75,000, $129,000 and $0 in fiscal 2004, 2003 and, 2002, respectively for 401(k) matching contributions.

Note 14. Commitments

Operating Leases

        The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases. These leases provide that the Company pays taxes, insurance and other expenses on the leased property and equipment. Rent expense for all leases was approximately $2,073,000, $2,412,000 and $2,340,000 in 2004, 2003 and 2002, respectively.

Future minimum rental payments due under these leases are as follows:

Fiscal Year	Amount
2005	$1,707,000
2006	925,000
2007	698,000
2008	351,000
2009	129,000

$3,810,000

Related Party Leases

        Included above are leases for manufacturing and warehouse facilities leased from shareholders and officers under operating leases expiring at various dates through 2008. Rent expense under these leases totaled approximately $434,000, $434,000 and $491,000 in 2004, 2003 and 2002, respectively.

        Future minimum rental payments due under these leases with related parties are as follows:

Fiscal Year	Amount
2005	$434,000
2006	434,000
2007	334,000
2008	334,000
2009	129,000

$1,665,000

Note 15. Concentrations of Risk and Major Customers

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit.

        The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, television and avionics industries. The Company's CRT division had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, that comprised approximately 21%, 25% and 17% of CRT segment net sales and 16%, 20% and 13% of consolidated net sales in fiscal 2004, 2003 and 2002, respectively. Sales to foreign customers were 14% of consolidated net sales for both fiscal 2004 and 2003 and 10% for fiscal year 2002. The Company's wholesale electronic parts distributor, Fox International, had net sales to one customer, National Parts, Inc., that comprised approximately 19%, 18% and 20% of that subsidiary's net sales in fiscal 2004, 2003 and 2002, respectively. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 16. Supplemental Cash Flow Information

	2004	2003	2002
Cash paid (received) for:
Interest	$1,032,000	$1,339,000	$1,852,000

Income taxes, net of refunds	$1,813,000	$476,000	$464,000

Non-cash investing and financing activities:

        During 2004, the Company's CEO converted $1,000,000 of subordinated debentures into 240,000 shares of the Company's common stock.

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

Note 17. Selected Quarterly Financial Data (unaudited)

        The following table sets forth selected quarterly consolidated financial data for the years ended February 29, 2004 and February 28, 2003, respectively. The summation of quarterly (loss) earnings per share may not agree with annual (loss) earnings per share.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$19,013	$19,115	$18,065	$20,399
Gross profit	6,231	6,630	5,376	6,751
Net income	781	1,002	372	1,010
Basic earnings per share	$0.17	$0.22	$0.08	$0.21
Diluted earnings per share	$0.16	$0.21	$0.08	$0.20
	2003
	First Quarter	Second Quarter	Third Quarter(a)	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$18,819	$19,607	$18,240	$19,916
Gross profit	6,106	5,677	959	6,798
Net income (loss)	339	357	(4,924)	942
Basic earnings (loss) per share	$0.07	$0.07	$(1.03)	$0.20
Diluted earnings (loss) per share	$0.07	$0.07	$(1.03)	$0.19

(a)
The third quarter of 2003 included the write off of inventory, fixed assets and other assets of approximately $3,472,000, net of tax effect, related to the closure of various subsidiaries. Additionally, it included a non-cash charge to operating expense of $1,296,000 for recognition of a cumulative translation loss related to the closure of the Mexican subsidiary and a charge of $166,000, net of tax effect, for additional costs related to the closure of foreign operations.

Video Display Corporation and Subsidiaries

Index to Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	F-27
Schedule II—Valuation and Qualifying Accounts	F-28

Report of Independent Registered Public Accounting Firm

Video Display Corporation
Tucker, Georgia

        The audits referred to in our report dated May 14, 2004 relating to the consolidated financial statements of Video Display Corporation and subsidiaries, which are contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying schedule. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

        In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

Atlanta, Georgia May 14, 2004	/s/ BDO SEIDMAN, LLP

VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts:
February 29, 2004	$502,000	$85,000	$—	$336,000		$251,000
February 28, 2003	$343,000	$649,000	$—	$490,000	(a)	$502,000
February 28, 2002	$289,000	$278,000	$—	$224,000		$343,000
Reserves for inventory:
February 29, 2004	$2,339,000	$1,540,000	$—	$1,373,000		$2,506,000
February 28, 2003	$1,640,000	$4,953,000	$—	$4,254,000	(b)	$2,339,000
February 28, 2002	$1,643,000	$350,000	$—	$353,000		$1,640,000

(a)
Includes $370,000 of accounts receivable written off as part of the closure of the Mexican operations.

(b)
Includes $4,029,000 of inventory written off as part of the Company's internal reorganization.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
Video Display Corporation and Subsidiaries Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Video Display Corporation and Subsidiaries Consolidated Balance Sheets
Video Display Corporation and Subsidiaries Consolidated Balance Sheets
Video Display Corporation and Subsidiaries Consolidated Statements of Operations
Video Display Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
Video Display Corporation and Subsidiaries Consolidated Statements of Cash Flows
Video Display Corporation and Subsidiaries Notes to Consolidated Financial Statements
Video Display Corporation and Subsidiaries Index to Consolidated Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
VIDEO DISPLAY CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS