Form 10-Q
period 2004-05-31
VIDEO DISPLAY CORP
filed 2004-07-15
CIK 758743

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended May 31, 2004

Commission File Number 0-13394

VIDEO DISPLAY CORPORATION

(Exact name of registrant as specified on its charter)

GEORGIA	58-1217564
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

1868 TUCKER INDUSTRIAL DRIVE, TUCKER, GEORGIA 30084
(Address of principal executive offices and zip code)

770-938-2080
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Shares outstanding of each of the registrant’s classes of common stock at May 31, 2004:

Class	Number of Shares
Common Stock, No Par Value	4,826,000

Video Display Corporation and Subsidiaries

Index

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – May 31, 2004 (unaudited) and February 29, 2004 (audited)

Consolidated Statements of Income - Three months ended May 31, 2004 and 2003 (unaudited)

Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Twelve months ended February 29, 2004 (audited) and the three months ended May 31, 2004 (unaudited)

Consolidated Statements of Cash Flows – Three months ended May 31, 2004 and 2003 (unaudited)

Notes to Consolidated Financial Statements - May 31, 2004 (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon its Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

EXHIBIT 31.1 302 CERTIFICATION OF CEO
EXHIBIT 31.2 302 CERTIFICATION OF CFO
EXHIBIT 32.1 906 CERTFICATION OF CEO
EXHIBIT 32.2 906 CERTFICATION OF CFO

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31, 2004	February 29, 2004
	(unaudited)	(Note A)
Assets
Current Assets
Cash and cash equivalents	$2,748,000	$3,021,000
Accounts receivable, less allowance for possible losses of $280,000 and $251,000	10,399,000	10,910,000
Inventories (Note D)	28,044,000	26,275,000
Deferred income taxes	2,299,000	2,299,000
Prepaid expenses and other	1,073,000	1,639,000
Total current assets	44,563,000	44,144,000

Property, plant and equipment:
Land	540,000	540,000
Buildings	7,047,000	7,016,000
Machinery and equipment	18,660,000	18,564,000
	26,247,000	26,120,000
Accumulated depreciation and amortization	(18,624,000)	(18,384,000)
Net property, plant, and equipment	7,623,000	7,736,000

Goodwill	1,318,000	1,227,000
Other assets	1,505,000	1,444,000

Total assets	$55,009,000	$54,551,000

The accompanying notes are an integral part of these statements.

	May 31, 2004	February 29, 2004
	(unaudited)	(Note A)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,602,000	$4,103,000
Accrued liabilities	3,442,000	3,506,000
Lines of credit (Note F)	2,610,000	2,610,000
Notes payable to shareholders	17,000	19,000
Current maturities of long-term debt (Note E)	1,871,000	1,959,000
Total current liabilities	12,542,000	12,197,000

Lines of credit (Note F)	8,813,000	6,199,000
Long-term debt, less current maturities (Note E)	1,212,000	2,018,000
Notes payable to shareholders, less current maturities	5,050,000	8,272,000
Deferred income taxes	664,000	664,000
Total liabilities	28,281,000	29,350,000

Minority Interests	123,000	123,000

Commitments	—	—

Shareholders’ Equity(Note C and H)
Preferred stock, no par value – 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 10,000,000 shares authorized; 4,826,000 and 4,792,000 issued and outstanding	6,723,000	6,318,000
Additional paid in capital	92,000	92,000
Retained earnings	19,803,000	18,688,000
Accumulated other comprehensive loss	(13,000)	(20,000)
Total shareholders’ equity	26,605,000	25,078,000
Total liabilities and shareholders’ equity	$55,009,000	$54,551,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended May 31,
	2004	2003

Net sales	$19,900,000	$19,013,000

Cost of goods sold	13,314,000	12,782,000

Gross profit	6,586,000	6,231,000

Operating expenses
Selling and delivery	1,748,000	1,779,000
General and administrative	2,911,000	2,917,000
	4,659,000	4,696,000

Operating profit	1,927,000	1,535,000

Other income (expense)
Interest expense	(257,000)	(319,000)
Other, net	127,000	44,000
	(130,000)	(275,000)

Income before income taxes	1,797,000	1,260,000

Income tax expense	682,000	479,000

Net income	$1,115,000	$781,000

Basic earnings per share of common stock (Note H)	$0.23	$0.17

Diluted earnings per share of common stock (Note H)	$0.23	$0.16

Basic weighted average shares outstanding	4,835,000	4,640,000

Diluted weighted average shares outstanding	4,945,000	4,968,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

for the Twelve Months Ended February 29, 2004 (audited) and

the Three Months Ended May 31, 2004 (unaudited)

	Common Shares	Share Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Current Period Comprehensive Income

Balance at February 28, 2003	4,700,000	$5,293,000	$92,000	$(233,000)	$17,004,000

Net income for the year	—	—	—	—	3,165,000	$3,165,000
Unrealized gain on marketable equity securities	—	—	—	25,000	—	25,000
Foreign currency translation adjustment	—	—	—	62,000	—	62,000
Reclassification adjustment on the sale of marketable equity securities for a loss	—	—	—	126,000	—	126,000
Total comprehensive income						$3,378,000
Issuance of common stock under stock option plan	75,000	312,000	—	—	—
Conversion of convertible debentures	240,000	1,000,000	—	—	—
Issuance of common stock	8,000	51,000	—	—	—
Repurchase of common stock	(231,000)	(338,000)	—	—	(1,236,000)
Dividend paid on common stock	—	—	—	—	(245,000)

Balance at February 29, 2004	4,792,000	6,318,000	92,000	(20,000)	18,688,000

Net income for the period	—	—	—	—	1,115,000	$1,115,000
Issuance of common stock under stock option plan	1,000	5,000	—	—	—
Foreign currency translation adjustment	—	—	—	7,000	—	7,000
Total comprehensive income						$1,122,000
Issuance of common stock	33,000	400,000

Balance at May 31, 2004	4,826,000	$6,723,000	$92,000	$(13,000)	$19,803,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended May 31,
	2004	2003

Operating Activities
Net income	$1,115,000	$781,000
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	242,000	291,000
Provision for bad debts	29,000	63,000
Changes in working capital, net of effects from acquisitions:
Accounts receivable	482,000	563,000
Inventories	(1,490,000)	105,000
Prepaid expenses	602,000	250,000
Accounts payable and accrued liabilities	435,000	(41,000)
Net cash provided by operating activities	1,415,000	2,012,000

Investing activities
Capital expenditures	(47,000)	(112,000)
Cash paid for acquisition	(150,000)	—
Other investing activities	—	4,000
Net cash used in investing activities	(197,000)	(108,000)

Financing activities
Proceeds from long-term debt and line of credit	8,975,000	6,472,000
Proceeds from exercise of stock option	5,000	—
Purchase of common stock under repurchase program	—	(812,000)
Redemption of common stock	—	(100,000)
Payments on long-term debt and lines of credit	(10,478,000)	(7,271,000)
Net cash used in financing activities	(1,498,000)	(1,711,000)

Effect of exchange rates on cash	7,000	(26,000)

Net change in cash	(273,000)	167,000

Cash, beginning of period	3,021,000	2,392,000

Cash, end of period	$2,748,000	$2,559,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions for Form 10-Q as found in Article 10 of Regulation S-X.  Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods covered have been reflected in the statements.  The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended February 29, 2004 included in the Company’s Annual Report on Form 10-K.

The consolidated financial statements included the accounts of the Company and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

Assets and liabilities of foreign subsidiaries are translated using the exchange rate in effect at the end of the period.  Revenues and expenses are translated using the average of the exchange rates in effect during the period.  Translation adjustments and transaction gains and losses related to long-term intercompany transactions are accumulated as a separate component of shareholders’ equity. The Company has a subsidiary in the U.K., which is not material, and uses the British pound as its functional currency.

NOTE B – ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which was revised in December 2003 (FIN 46 R).  FIN 46 R requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures.  A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties.  The provisions of FIN 46 R were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.  For arrangements entered into with VIEs created before January 31, 2003, the provisions of FIN 46 R were effective at the end of the first reporting period ending after March 15, 2004.  The Company has not identified any VIEs and, therefore, the adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

NOTE C – BUSINESS ACQUISITION

In March 2004, the Company acquired the monitor operations of Colorado based Data Ray, Inc.  The Company acquired inventory, fixed assets and various other assets of $459,000 in exchange for cash of $150,000 and $400,000 of the Company’s common stock, resulting in goodwill of approximately $91,000.  These operations are consolidated into the Company’s Z-Axis, Inc. operations located in Phelps, NY, since the date of acquisition, which was March 5, 2004.  The

$400,000 of common stock was issued at $12 dollars per share, the market value of the stock at the date of purchase.  The common stock has a put feature whereby Data Ray can redeem the stock for $11 per share if the price of the stock is below $12.00 after the one year anniversary date of the purchase agreement but before one year and ten days.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following:

	May 31, 2004	February 29, 2004

Raw materials and work-in-process	$13,782,000	$11,937,000
Finished goods	16,732,000	16,844,000
	30,514,000	28,781,000
Reserves for obsolescence	(2,470,000)	(2,506,000)
	$28,044,000	$26,275,000

NOTE E - LONG-TERM DEBT

Long-term debt consisted of the following:

	May 31, 2004	February 29, 2004
Term loan facility, floating interest rate based on an adjusted LIBOR rate (4.00% as of May 31, 2004), quarterly principal payments of $313,000 through November 2005; collateralized by assets of Aydin Display, Inc.	$1,562,000	$1,875,000

Note payable to bank; interest rate of prime plus 1.5%; collateralized by assets of XKD Corporation; repaid.	—	542,000

Mortgage payable to bank; variable interest rate (6.43% as of May 31, 2004); monthly principal and interest payments of $6,000 payable until December 2008 with a final principal payment of $350,000 in December 2008, collateralized by land and building of Fox International, Inc.	512,000	526,000

Mortgage payable to bank; interest rate at FHLB plus 1.95% ( % as of May 31, 2004); monthly principal and interest payments of $5,000 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	569,000	573,000

Other	440,000	461,000
	3,083,000	3,977,000
Less current maturities	(1,871,000)	(1,959,000)
	$1,212,000	$2,018,000

NOTE F - LINE OF CREDIT

At May 31, 2004, the Company had a $12,000,000 credit facility with a bank.  The interest rate on the line of credit is a floating LIBOR rate (3.60% at May 31, 2004) based on a ratio of debt to EBITDA, as defined.  The weighted average interest rate during the quarter ended May 31, 2004 and the year ended February 29, 2004 was 3.6% and 3.7%. The average amount and maximum amount outstanding were $7,154,000 and $8,813,000, respectively, during the quarter ended May 31, 2004, and $6,754,000 and $8,801,000, respectively, during fiscal year 2004.  The line of credit expires in September 2005 and is classified as a long term liability in the accompanying consolidated balance sheet.  Borrowings under the line of credit are limited by eligible accounts receivable, inventory and real estate, as defined, and includes a commitment fee of 0.25% for the unused portion.  As of May 31, 2004, the outstanding balance on the line of credit was $8,813,000 and the available amount for borrowing was $3,187,000.

The line of credit agreement contains affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage.  Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.    As of May 31, 2004, the Company was in compliance with its loan covenants.

Additionally, the Company converted a $2,750,000 term loan facility (collateralized by assets of Fox International, Inc.) with another bank to a short-term revolving note due July 31, 2004.  Interest on this facility is at the rate of prime plus 1%.  The line is limited by eligible accounts receivable and inventory.  The outstanding balance at May 31, 2004 was $2,610,000 and the available amount for borrowing was $140,000.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31, 2003	May 31, 2003
Cash Paid for:
Interest	$257,000	$319,000
Income taxes, net of refunds	$178,000	$200,000

Non-cash Transactions:
Issuance of redeemable common stock for purchase of inventory	$—	$100,000
Issuance of common stock for monitor division of Data Ray, Inc.	$400,000	$—

NOTE H – SHAREHOLDERS’ EQUITY

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

The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented.

	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
Quarter ended May 31, 2004
Basic	$1,115,000	4,835,000	$0.23
Effect of dilution:
Options	—	110,000
Diluted	$1,115,000	4,945,000	$0.23

Quarter ended May 31, 2003
Basic	$781,000	4,640,000	$0.17
Effect of dilution:
Options	—	84,000
Convertible debt	13,000	244,000
Diluted	$794,000	4,968,000	$0.16

Stock-Based Compensation Plans

The Company has an incentive stock option plan whereby total options to purchase 150,000 shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years.  Statement of Financial Accounting Standards No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  The option price of all the Company’s stock options is equal to the market value of the stock at the grant date. No stock options were granted during the quarters ended May 31, 2004 and 2003, respectively, and, as such, no related compensation expense is recorded in the accompanying consolidated financial statements.

Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the effect on the Company’s pro forma net income and net income per share would have been as follows:

	Three Months Ended
	May 31, 2004	May 31, 2003
Net income, as reported	$1,115,000	$781,000
Stock-based employee compensation expense determined under fair value basis, net of tax	(9,000)	(8,000)
Pro forma net income	$1,106,000	$773,000

Net (loss) earnings per share:
Basic - as reported	$0.23	$0.17
Basic - pro forma	$0.23	$0.17
Diluted - as reported	$0.23	$0.16
Diluted - pro forma	$0.22	$0.16

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. As part of this program, the Company repurchased 125,000 shares of common stock for $812,000 during the quarter ended May 31, 2003. No shares were repurchased in the first quarter of the current fiscal year.

Video Display Corporation and Subsidiaries

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company’s 2004 Annual Report to Stockholders, which included audited financial statements and notes thereto for the fiscal year ended February 29, 2004, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions.  The Company is comprised of two distinct segments - (1) the manufacture and distribution of monitors, projection systems and CRTs and (2) the wholesale distribution of consumer electronic parts. The monitor and CRT segment is organized into four distinct subsegments or divisions:

•                  Monitors – offers a complete range of CRTs, flat panel displays and projection systems for use in training and simulation, military, medical and industrial applications.

•                  Data Display – offers a complete range of CRTs for use in data display screen, including computer terminal monitors and medical monitoring equipment.

•                  Home Entertainment – offers a complete range of CRTs and projection tubes for television and home theater equipment.

•                  Components – provides replacement electron guns for CRTs for independent customers as well as servicing the Company’s internal needs.

First Quarter 2005 Highlights

•                  Monitor division revenue - the Company’s monitor division continued a strong growth trend.  The Company now has the ability to compete in various niche markets within the defense, medical and projection display industries.  Net sales within this segment increased in the first quarter of fiscal 2005 by $1,141,000 or 10.3% compared to the first quarter of fiscal 2004.  This increase reflects new contracts started in fiscal 2004.

•                  Monitor division gross profit – the Company’s monitor division sales increased 10.3%, while cost of sales increased 3.7%.  The Company did more high volume contract work during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004, and management believes it was able to contain costs on orders of higher volume.

•                  Reduction of debt – when compared to the first quarter of fiscal 2004, the Company’s total debt was reduced by $6,090,000 compared to the first quarter of fiscal 2004, which contributed to a $62,000 decrease in interest expense for the first quarter of fiscal 2005.

•                  Acquisition – during the first quarter of fiscal 2005, the Company acquired the monitor division of Data Ray, Inc., consisting of inventory and certain assets.  This product line is being consolidated into the operations of the Company’s Z-Axis subsidiary in Phelps, NY, and is expected to positively impact Z-Axis’ revenues by approximately $50,000 per month.

Fiscal 2005 Challenges

Inventory management - the Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.

Certain of the Company’s divisions maintain significant inventories of CRT’s and component parts in an effort to ensure its customers a reliable source of supply.  The Company’s inventory turnover averages 184 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations.  This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor subsegment of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors.  Because of this, the Company monitors the adequacy of its inventory reserves regularly, and at May 31, 2004, feels its reserves to be adequate.

The Company’s shipments were negatively impacted during the quarter by certain raw material shortages which reduced targeted shipments in the May 31, 2004 quarter between four and five percent.  Parts availability problems are expected to be resolved during July and August, which should allow the Company to resume normal shipping schedules during the second quarter.

The wholesale distribution segment also maintains a broad range of products (which contributes to a higher total inventory) to be able to promptly provide those customers who are buying products, or obtaining warranty replacements, for electronic part components. At May 31, 2004, the Company had reserved $2,470,000 for inventory obsolescence.

Results of Operations

The following table sets forth, for the three months ended May 31, 2004 and 2003, the percentages which selected items in the Statements of Income bear to total sales:

	Three Months Ended May 31,
	2004	2003
Sales
CRT Segment
Monitors	61.6%	58.4%
Data Display CRT’s	11.1	9.9
Entertainment CRT’s	5.8	8.0
Electron Guns and Components	1.1	2.1
	79.7	78.4
Wholesale Consumer Parts Segment	20.3	21.6
	100.0%	100.0%

Costs and expenses
Cost of goods sold	66.9%	67.2%
Selling and delivery	8.8	9.4
General and administrative	14.6	15.3
	90.3	91.9

Income from Operations	9.7	8.1

Interest expense	(1.3)	(1.7)
Other income	0.6	0.2
Income before income taxes	9.0	6.6
Provision for income taxes	(3.4)	(2.5)

Net income	5.6%	4.1%

Net sales

Consolidated net sales increased $887,000 for the quarter ended May 31, 2004 as compared to the quarter ended May 31, 2003.  CRT division sales increased $943,000 while wholesale division sales remained relatively flat for the comparative periods.

The net increase in CRT segment sales is attributed to growth within the monitor sub-segment of $1,141,000.  This increase is attributed in large part to stronger demand from military and defense contractors. The data display segment also showed an increase of $326,000.  Offsetting declines occurred in net sales of the entertainment, and component parts sub-segments of $355,000 and $169,000, respectively.

The net gain in monitor division sales includes increases from Display Systems of $1,878,000 and Aydin Displays of $1,600,000.  These increases reflect revenues from new contract orders received from the Boeing Co., Lockheed Martin and others during the latter part of fiscal 2004.  There were offsetting declines during the first quarter of $1,864,000 at the Lexel operation.  One of its major contracts was completed during fiscal 2004, though Lexel’s other product lines, including direct view storage tubes, maintained significant backlogs at May 31, 2004.  Z-Axis sales decreased $222,000 compared to the first quarter of fiscal 2004, though management expects the recent acquisition of the Data Ray, Inc. monitor business to positively impact Z-Axis’ sales during fiscal 2005.

The data display division showed an increase in sales of $326,000 compared to the first quarter of fiscal 2004.  Management attributes this primarily to its decision in late fiscal 2004 to distribute projection tube displays from its Data Display location in Tucker, GA instead of its Novatron location, which is a part of the entertainment division.

Within the entertainment division, sales of television CRTs decreased $111,000, while declines in sales of replacement television CRTs totaled $244,000 for the quarter ended May 31, 2004 as compared to the same period a year ago.  The Company is the primary supplier of replacement television CRTs to the domestic entertainment market.  A majority of the entertainment segment’s sales (37%) are to major television retailers as replacements for products sold under manufacturer and extended warranties.  Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with the past two fiscal years.  The Company remains the primary supplier of product to meet manufacturers’ standard warranties.  Growth in this division will be impacted by the timing and number of extended warranties sold for the larger, more expensive sets.  Due to the fact that the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce the exposure to obsolescence.

The component parts division recorded declines of $169,000 for the quarter ended May 31, 2004 as compared to the same period a year ago.  Electron gun and stem sales were negatively impacted by weaker demand during the quarter, while the Company’s Wintron location was negatively impacted as it transitions to newer technologies.  Wintron is marketing two new camera technologies.  One will assist border guards with under car inspections, another will assist correctional facilities in supervision of inmates.  Electron gun sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers.  These sales have declined as consumers move towards purchasing new technology as opposed to repairing existing sets.

Gross margins

Consolidated gross profit margins increased slightly to 33.1% from 32.8% for the quarter ended May 31, 2004 as compared to May 31, 2003.  CRT segment margins increased from 28.4% to 30.1% while the wholesale consumer parts segment decreased to 44.8% from 48.4% for the comparable periods.

CRT segment margins were impacted by a variety of factors.  The Company’s monitor division sales increased 10.3% while cost of sales increased 3.7%.  An increase of high volume orders in the first quarter of fiscal 2005 versus 2004 helped keep costs down by improving production efficiency as fixed costs were absorbed by greater throughput.  To a lesser extent, the Data Display division experienced higher margins due to the Company’s ability to purchase CRTs from cheaper outside sources, as opposed to manufacturing these products at the former Mexico subsidiary.  Purchases from these outside sources average approximately $17 per CRT as opposed to $37 per CRT from the former Mexico subsidiary.  Additionally, several CRT locations with higher volume, particularly Aydin and Display Systems, were able to achieve these increases without adding comparable fixed overhead and as such their margins were generally improved.

Gross margins for the wholesale consumer parts segment decreased slightly for the quarter ended May 31, 2004 as compared to the same quarter a year ago.  This decrease is primarily due to slightly higher sales to two customers, National Parts and Best Buy, which carry lower margins.

Operating expenses

Operating expenses as a percentage of sales decreased to 23.4% for the quarter ended May 31, 2004 as compared to 24.7% for the quarter ended May 31, 2003.  CRT segment operating expenses increased $19,000 and the wholesale segment expenses decreased $56,000 from the comparative period a year ago.

CRT expense increases included increases within the monitor segment of $175,000, reflecting the continued growth and need for support personnel within this division.  These increases were offset by declines within the data display segment of $122,000 and within the components segment of $26,000.  These decreases reflect lower payroll costs achieved through the reduction of personnel within these segments as compared to the first quarter of fiscal 2004.

Wholesale segment expenses decreased $56,000 compared to the first quarter of fiscal 2004, primarily due to decreases in commissions paid during the first quarter of fiscal 2005.

Interest expense

Interest expense decreased $62,000 in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.  The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.  Overall debt decreased during the comparative periods by $6,090,000, which was the primary reason for the decrease in interest expense.

Income taxes

The effective tax rate for the quarter ended May 31, 2004 is 38.0% as compared to 38.0% a year ago.  These rates are greater than the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Foreign currency translation

Gains or losses resulting from the transactions with its UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity. There were no significant gains or losses recognized in either period related to the UK subsidiary.

Liquidity and capital resources

As of May 31, 2004, the Company had total cash and cash equivalents of $2,748,000.  The Company’s working capital was $32,020,000 and $31,947,000 at May 31, 2004 and February 29, 2004.  In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivables, debt service, capital expenditures, product line additions and, in fiscal 2004, dividends.

The Company specializes in certain products representing trailing-edge technology that may not be available from other sources, and may not be currently manufactured. In many instances, the Company’s products are components of larger display systems for which immediate availability is critical for the customer. Accordingly, the Company enjoys higher gross margins, but typically has larger investments in inventories than those of its competitors.

The Company continues to monitor its cash and financing positions seeking to find ways to lower its interest costs and to produce positive operating cash flow.  The Company examines possibilities to grow its business as opportunities present themselves, such as new sales contracts or niche acquisitions. There could be an impact on working capital requirements to fund this growth.  As in the past, the intent is to finance such projects with operating cash flows or existing bank lines; however, more permanent sources of capital may be required in certain circumstances.  In March 2004, the Company signed an agreement in principle to acquire the assets of Colorado based Data-Ray Corporation’s CRT monitor operations.  The asset purchase included the issuance of the Company’s common stock and cash to the seller of $550,000 total consideration.  The transaction closed in the first quarter of fiscal 2005.

Cash provided by operations for the period ended May 31, 2004 was $1,415,000 as compared to $2,012,000 in the same period a year ago.  Net income for the first quarter ended May 31, 2004 adjusted for non-cash items provided cash of $1,386,000.  Working capital requirements decreased $29,000 in the first quarter of fiscal 2005 due primarily to improved collections of receivables which provided cash of $482,000. Increases in accounts payable and accrued liabilities also provided cash of $436,000, while decreases in prepaid expenses provided cash of $601,000.  Inventory increased $1,490,000 in the first quarter of fiscal 2005 due primarily to purchase requirements within the monitor segment required to fill open backlog orders.  In the first quarter of fiscal 2004, working capital requirements decreased primarily from more aggressive collection efforts of receivables, which provided cash of $563,000, a decrease in purchase requirements of inventories necessary, which provided cash of $105,000 and decreases in prepaid expenses, which provided cash of $250,000.  Working capital requirements increased $41,000 to reduce overall accounts payable and accrued liabilities.

Investing activities used cash of $197,000 and $108,000 in the first quarter fiscal 2005 and 2004, respectively.  Capital expenditures were $47,000 in the first quarter of fiscal 2005 as compared to $112,000 for the same period a year ago. Capital expenditures in 2005 were primarily for building improvements and computer hardware.  Capital expenditures were primarily within the monitor segment to support the growth within this segment.  The Company does not anticipate any significant investments in capital assets for 2005.

Financing activities used cash of $1,498,000 in the first quarter of fiscal 2005 and used cash of $1,711,000 in the first quarter of fiscal 2004.  During the first quarter of fiscal 2005, the Company used cash of $8,975,000 from lines of credit primarily to finance working capital needs and also to repay $3,216,000 against outstanding borrowings from the CEO, reducing the balance of his note to $5,000,000.  Cash of $10,478,000 was used to reduce overall debt by $1,500,000 during the quarter.  During the first quarter of fiscal 2004, the Company used cash of $799,000, primarily for debt reduction.

The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans.  Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.

The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. In the first quarter of fiscal 2004, 125,000 shares were repurchased for $812,000. No shares have been repurchased in fiscal 2005.  Under this program, an additional 170,500 shares remain authorized to be repurchased by the Company.

In the first quarter of fiscal 2004, the Company redeemed $100,000 of common stock previously issued for the purchase of inventory.  The Company paid a cash dividend of $245,000 in the fourth quarter of fiscal 2004, which were the first dividends declared and paid by the Company in its history. The policy regarding future payments of dividends will be reviewed periodically by the Board of Directors and will be based on the earnings and financial position of the Company and other factors which the Board of Directors deems appropriate.

Critical Accounting Policies

Management’s Discussion and Analysis of Results of Operations and Financial Condition are based upon the Company’s consolidated financial statements.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, revenue recognition, the allowance for bad debts and warranty reserves.  The Company uses the following methods and assumptions in determining its estimates:

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost.  Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected realizable value of the inventory falls below its original cost. The age of the inventory is not as significant as is the projected demand for CRTs. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. These reviews include observations of product development trends of the OEM’s, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories.

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

Forward-Looking Information

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management.  When used in this document, the words “anticipate”, “believe”, “estimate”, “intends”, “will”, and “expect” and similar expressions are intended to identify forward-looking statements.  Such statements involve a number of risks and uncertainties.  Among the factors that could cause actual results to differ materially are the following:  business conditions, rapid or unexpected technological changes, product development, inventory risks due to shifts in product demand, competition, domestic and foreign government relations, fluctuations in foreign exchange rates, rising costs for components or unavailability of components, the timing of orders booked, lender relationships, and the risk factors listed from time to time in the Company’s reports filed with the Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads.  Approximately $19,574,000 of outstanding debt at May 31, 2004 related to long-term indebtedness under variable rate debt.  Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate.  Both rate bases are incremented for margins specified in their agreements.  Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an decrease of approximately $196,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at May 31, 2004. The Company does not trade in derivative financial instruments.

The Company has a subsidiary in the U.K., which is not material, but uses the British pound as its functional currency. Due to its limited operations outside of the U.S., the Company’s exposure to changes in foreign currency exchange rates between the U.S. dollar and foreign currencies or to weakening economic conditions in foreign markets is not expected to significantly impact the Company’s financial position.

ITEM 4.  CONTROLS AND PROCEDURES

a)              Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate with regards to the domestic operations of the Company and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to our chief executive officer and our chief financial officer by others within those entities.  Due to the restatement of the fiscal 2003 third quarter for transactions affecting the international operations, the Company determined that a review of those internal controls were necessary in order to prevent similar future situations.

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

No new legal proceedings or material changes in existing litigation occurred during the quarter ended May 31, 2004.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other information

None

Item 6.	Exhibits and Reports on Form 8-K

The Company filed one report on Form 8-K dated June 1, 2004, pertaining to its fourth quarter and annual earnings release for fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIDEO DISPLAY CORPORATION

July 14, 2004	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

	By:	/s/ Gregory A. Kittle
Gregory A. Kittle
Chief Financial Officer