Form 10-Q
period 2004-08-31
VIDEO DISPLAY CORP
filed 2004-10-15
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended August 31, 2004

Commission File Number 0-13394

VIDEO DISPLAY CORPORATION

(Exact name of registrant as specified on its charter)

GEORGIA	58-1217564
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

1868 TUCKER INDUSTRIAL DRIVE, TUCKER, GEORGIA  30084

(Address of principal executive offices and zip code)

770-938-2080

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13  or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Shares outstanding of each of the registrant’s classes of common stock at August 31, 2004:

Class	Number of Shares
Common Stock, No Par Value	4,834,000

Video Display Corporation and Subsidiaries

Index

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – August 31, 2004 (unaudited) and February 29, 2004 (audited)

Consolidated Statements of Income - Three and six months ended August 31, 2004 and 2003 (unaudited)

Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Twelve months ended February 29, 2004 (audited) and the six months ended August 31, 2004 (unaudited)

Consolidated Statements of Cash Flows – Six months ended August 31, 2004 and 2003 (unaudited)

Notes to consolidated financial statements - August 31, 2004 (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon its Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT 31.1 302 CERTIFICATION OF CEO
EXHIBIT 31.2 302 CERTIFICATION OF CFO
EXHIBIT 32.1 906 CERTIFICATION OF CEO
EXHIBIT 32.2 906 CERTIFICATION OF CFO

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	August 31, 2004	February 29, 2004
	(unaudited)	(Note A)
Assets
Current assets
Cash and cash equivalents	$3,942,000	$3,021,000
Accounts receivable, less allowance for possible losses of $312,000 and $251,000	9,013,000	10,910,000
Inventories (Notes C and F)	28,906,000	26,275,000
Deferred income taxes	2,644,000	2,299,000
Prepaid expenses and other current assets	2,060,000	1,639,000
Total current assets	46,565,000	44,144,000

Property, plant and equipment:
Land	540,000	540,000
Buildings	7,090,000	7,016,000
Machinery and equipment	18,884,000	18,564,000
	26,514,000	26,120,000
Accumulated depreciation and amortization	(18,978,000)	(18,384,000)
Net property, plant, and equipment	7,536,000	7,736,000

Goodwill	1,318,000	1,227,000
Other assets	1,118,000	1,444,000

Total assets	$56,537,000	$54,551,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	August 31, 2004	February 29, 2004
	(unaudited)	(Note A)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,217,000	$4,103,000
Accrued liabilities	3,736,000	3,506,000
Line of credit (Note E)	2,610,000	2,610,000
Notes payable to shareholders	5,000	19,000
Current maturities of long-term debt (Note D)	1,859,000	1,959,000
Total current liabilities	12,427,000	12,197,000

Line of credit (Note E)	9,596,000	6,199,000
Long-term debt, less current maturities (Note D)	878,000	2,018,000
Notes payable to shareholders, less current maturities	5,016,000	8,272,000
Deferred income taxes	686,000	664,000
Total liabilities	28,603,000	29,350,000

Minority Interests	123,000	123,000

Commitments and Contingencies

Shareholders’ Equity (Note G)
Preferred stock, no par value – 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 10,000,000 shares authorized; 4,834,000 and 4,792,000 issued and outstanding	6,765,000	6,318,000
Additional paid in capital	92,000	92,000
Retained earnings	20,955,000	18,688,000
Accumulated other comprehensive loss	(1,000)	(20,000)
Total shareholders’ equity	27,811,000	25,078,000
Total liabilities and shareholders’ equity	$56,537,000	$54,551,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003

Net sales	$20,667,000	$19,115,000	$40,567,000	$38,128,000

Cost of goods sold	13,832,000	12,485,000	27,146,000	25,267,000

Gross profit	6,835,000	6,630,000	13,421,000	12,861,000

Operating expenses
Selling and delivery	1,761,000	1,685,000	3,508,000	3,464,000
General and administrative	3,017,000	3,081,000	5,929,000	5,998,000
	4,778,000	4,766,000	9,437,000	9,462,000

Operating profit	2,057,000	1,864,000	3,984,000	3,399,000

Other income (expense)
Interest expense	(232,000)	(322,000)	(489,000)	(641,000)
Other, net	35,000	74,000	162,000	118,000
	(197,000)	(248,000)	(327,000)	(523,000)

Income before income taxes	1,860,000	1,616,000	3,657,000	2,876,000

Income tax expense	708,000	614,000	1,390,000	1,093,000

Net income	$1,152,000	$1,002,000	$2,267,000	$1,783,000

Basic earnings per share of common stock (Note G)	$0.24	$0.22	$0.47	$0.39

Diluted earnings per share of common stock (Note G)	$0.23	$0.21	$0.46	$0.37

Basic weighted average shares outstanding	4,828,000	4,579,000	4,822,000	4,609,000

Diluted weighted average shares outstanding	4,946,000	4,922,000	4,932,000	4,946,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

for the Twelve Months Ended February 29, 2004 (audited) and

the Six Months Ended August 31, 2004 (unaudited)

	Common Shares	Share Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Current Period Comprehensive Income

Balance at February 28, 2003	4,700,000	$5,293,000	$92,000	$(233,000)	$17,004,000

Net income for the year	—	—	—	—	3,165,000	$3,165,000
Unrealized gain on marketable equity securities	—	—	—	25,000	—	25,000
Foreign currency translation adjustment	—	—	—	62,000	—	62,000
Reclassification adjustment on the sale of marketable equity securities for a loss	—	—	—	126,000	—	126,000
Total comprehensive loss						$3,378,000
Issuance of common stock under stock option plan	75,000	312,000	—	—	—
Conversion of convertible debentures	240,000	1,000,000	—	—	—
Issuance of common stock	8,000	51,000	—	—	—
Repurchase of common stock	(231,000)	(338,000)	—	—	(1,236,000)
Dividend paid on common stock	—	—	—	—	(245,000)

Balance at February 29, 2004	4,792,000	6,318,000	92,000	(20,000)	18,688,000

Net income for the period	—	—	—	—	2,267,000	$2,267,000
Issuance of common stock under stock option plan	9,000	47,000	—	—	—	47,000
Foreign currency translation adjustment	—	—	—	19,000	—	19,000
Total comprehensive income						$2,333,000
Issuance of common stock	33,000	400,000	—	—	—

Balance at August 31, 2004	4,834,000	$6,765,000	$92,000	$(1,000)	$20,955,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended August 31,
	2004	2003

Operating Activities
Net income	$2,267,000	$1,783,000
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	600,000	612,000
Provision for bad debts	61,000	87,000
Deferred income tax benefit	(323,000)	—
Changes in working capital:
Accounts receivable	1,836,000	1,139,000
Inventories	(2,352,000)	616,000
Prepaid expenses and other assets	(2,000)	543,000
Accounts payable and accrued liabilities	389,000	(110,000)
Net cash provided by operating activities	2,476,000	4,670,000

Investing activities
Capital expenditures	(314,000)	(375,000)
Cash paid for acquisition	(150,000)	—
Other investing activities	—	47,000
Net cash used in investing activities	(464,000)	(328,000)

Financing activities
Proceeds from long-term debt and lines of credit	16,221,000	9,497,000
Payments on long-term debt and lines of credit	(17,333,000)	(14,181,000)
Proceeds from exercise of stock options	47,000	13,000
Purchase of common stock under repurchase program	—	(813,000)
Redemption of redeemable common stock	—	(100,000)
Proceeds from reissuance of common stock	—	51,000
Net cash used in financing activities	(1,065,000)	(5,533,000)

Effect of exchange rates on cash	(26,000)	(12,000)

Net change in cash	921,000	(1,203,000)

Cash, beginning of period	3,021,000	2,392,000

Cash, end of period	$3,942,000	$1,189,000

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

The Company has a subsidiary in the U.K., which uses the British pound as its functional currency. Assets and liabilities of this foreign subsidiary are translated using the exchange rate in effect at the end of the period.  Revenues and expenses are translated using the average of the exchange rates in effect during the period.  Translation adjustments and transaction gains and losses related to long-term intercompany transactions are accumulated as a separate component of shareholders’ equity.

NOTE B – ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which was revised in December 2003 (FIN 46R).  FIN 46R requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures.  A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties.  The provisions of FIN 46R were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.  For arrangements entered into with VIEs created before January 31, 2003, the provisions of FIN 46R were effective at the end of the first reporting period ending after March 15, 2004.  The Company has not identified any VIEs and, therefore, the adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In March 2004, the FASB issued an Exposure Draft for a proposed Statement of Financial Accounting Standards Statement to address the accounting for stock-based employee plans.  The proposed statement, in its current form, would eliminate the ability to account for share-based compensation transactions using APB 25 and instead require that such transactions be accounted for using a fair-value-based method of accounting.  The adoption of this statement, in its current form, would result in income statement effects similar to what is currently disclosed using a proforma basis (see the discussion under the caption “Stock-Based Compensation Plans” below) as allowed under Statement No. 123.  The adoption of this proposed statement in its current form is not expected to have a material impact on the Company’s financial statements.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following:

	August 31, 2004	February 29, 2004

Raw materials and work-in-process	$15,372,000	$11,937,000
Finished goods	16,264,000	16,844,000
	31,636,000	28,781,000
Reserves for obsolescence	(2,730,000)	(2,506,000)
	$28,906,000	$26,275,000

NOTE D - LONG-TERM DEBT

Long-term debt consisted of the following:

	August 31, 2004	February 29, 2004
Term loan facility, floating interest rate based on an adjusted LIBOR rate (4.50% as of August 31, 2004), quarterly principal payments of $313,000 through November 2005; collateralized by assets of Aydin Display, Inc.	$1,250,000	$1,875,000

Note payable to bank; interest rate of prime (4.5% as of August 31, 2004) plus 1.5%; collateralized by assets of XKD Corporation, paid in full.	—	542,000

Mortgage payable to bank; variable interest rate (5.5% as of August 31, 2004); monthly principal and interest payments of $6,000 payable until December 2008 with a final principal payment of $350,000 in December 2008, collateralized by land and building of Fox International, Inc.	501,000	526,000

Mortgage payable to bank; interest rate at FHLB plus 1.95% (7.35% as of August 31, 2004); monthly principal and interest payments of $5,000 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	565,000	573,000

Other	421,000	461,000
	2,737,000	3,977,000
Less current portion	(1,859,000)	(1,959,000)
	$878,000	$2,018,000

NOTE E - LINES OF CREDIT

The Company has a $12,000,000 credit facility with a bank.  The interest rate on the line of credit is a floating LIBOR rate (3.98% at August 31, 2004) based on a ratio of debt to EBITDA, as defined.  The weighted average interest rate during the six months ended August 31, 2004 and the year ended February 29, 2004 was 3.71% and 3.70%. The average amount and maximum amount outstanding were $8,301,000 and $9,596,000, respectively, during the six months ended August 31, 2004, and $6,754,000 and $8,801,000, respectively, during fiscal year 2004.  Borrowings under the line of credit are limited by eligible accounts receivable, inventory and real estate, as defined, and includes a commitment fee of 0.25% for the unused portion.  As of August 31, 2004, the outstanding balance on the line of credit was $9,596,000 and the available amount for borrowing was $2,404,000.

The line of credit agreement contains affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage.  Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.  As of August 31, 2004, the Company is in compliance with its loan covenants.

Additionally, the Company has a $2,750,000 secondary line of credit (collateralized by assets of Fox International, Inc.) with another bank.  Interest on this line is at the rate of prime plus 1%.  The line is limited by eligible accounts receivable and inventory.  The outstanding balance at August 31, 2004 was $2,610,000 and the available amount for borrowing was $140,000.  This line is due to expire on July 31, 2005 and, accordingly, is classified within current liabilities in the consolidated financial statements.

NOTE F – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31, 2004	August 31, 2003
Cash Paid for:
Interest	$489,000	$641,000
Income taxes, net of refunds	$857,000	$382,000

Non-cash Transactions:
Issuance of common stock for monitor division of Data Ray, Inc.	$400,000	$—

NOTE G – SHAREHOLDERS’ EQUITY

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended August 31, 2004 and 2003:

	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
Quarter ended August 31, 2004
Basic	$1,152,000	4,828,000	$0.24
Effect of dilution:
Stock options	—	118,000
Diluted	$1,152,000	4,946,000	$0.23

Quarter ended August 31, 2003
Basic	$1,002,000	4,579,000	$0.22
Effect of dilution:
Stock options	—	97,000
Convertible debt	13,000	246,000
Diluted	$1,015,000	4,922,000	$0.21

Six months ended August 31, 2004
Basic	$2,267,000	4,822,000	$0.47
Effect of dilution:
Stock options	—	110,000
Diluted	$2,267,000	4,932,000	$0.46

Six months ended August 31, 2003
Basic	$1,783,000	4,609,000	$0.39
Effect of dilution:
Stock options	—	91,000
Convertible debt	27,000	246,000
Diluted	$1,810,000	4,946,000	$0.37

Stock-Based Compensation Plans

The Company has an incentive stock option plan whereby total options to purchase 150,000 shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years.  Statement of Financial Accounting Standards No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  The option price of all the Company’s stock options is equal to the market value of the stock at the grant date.  The Company granted 9,000 and 6,000 stock options during the quarters ended August 31, 2004 and 2003, respectively.

Based on the additional disclosure requirements of SEAS 148, "Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment to SFAS 123", the following illustrates the assumptions and the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123.

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2004	2003	2004	2003
Net income, as reported	$1,152,000	$1,002,000	$2,267,000	$1,783,000
Stock-based employee compensation expense, as reported	—	—	—	—
Stock-based employee compensation expense determined under fair value basis, net of tax	(12,000)	(15,000)	(21,000)	(27,000)
Pro forma net income	$1,140,000	$987,000	$2,246,000	$1,756,000

Net earnings per share:
Basic – as reported	$0.24	$0.22	$0.47	$0.39
Basic – pro forma	$0.24	$0.22	$0.46	$0.38
Diluted – as reported	$0.23	$0.21	$0.46	$0.37
Diluted – pro forma	$0.23	$0.20	$0.45	$0.36

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. Through August 31, 2004, the Company has repurchased 292,000 shares under this program.  No shares were repurchased during the first six months of the current fiscal year.

NOTE H – BUSINESS ACQUISITION

In March 2004, the Company acquired the monitor operations of Colorado based Data Ray, Inc.  The Company acquired inventory, fixed assets and various other assets of $459,000 in exchange for cash of $150,000 and $400,000 of the Company’s common stock, resulting in goodwill of approximately $91,000.  These operations were consolidated into the Company’s Z-Axis, Inc. operations located in Phelps, NY, since the date of acquisition.  The $400,000 of common stock was issued at $12 dollars per share, the market value of the stock at the date of purchase.  The common stock has a put feature whereby Data Ray can redeem the stock for $11 per share if the price of the stock is below $12 after the one year anniversary date of the purchase agreement.

NOTE I – SUBSEQUENT EVENTS

Acquisition

On October 14, 2004, the Company announced it had finalized and completed its Asset Purchase Agreement with Evans & Sutherland.  Under this agreement, the Company will pay $5,250,000 for Evans & Sutherland’s ESCP® and Targetview CRT projector product lines.  This acquisition will be financed by a loan from an officer of the Company.  Under the terms of the final agreement, the Company will consolidate all CRT projector manufacturing, sales and support with its established Marquee™ projector operations in Cape Canaveral, Florida.  The Company expects this consolidation will be completed by the end of the year.

Stock Split

On September 8, 2004, the Company announced a two for one stock split of its common stock, payable as a stock dividend on November 1, 2004, to shareholders of record at the close of business on September 23, 2004.  Shareholders will receive one share of common stock for every one share of the Company stock held on the record date.  Immediately prior to the distribution there will be approximately 4,834,000 shares of common stock outstanding and immediately after the distribution there will be approximately 9,668,000 shares of common stock outstanding.  The following table presents proforma information for common shares outstanding and earnings per share if the dividend had been paid in the second quarter:

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2004	2003	2004	2003
Net income, as reported	$1,152,000	$1,002,000	$2,267,000	$1,783,000
Basic weighted average shares outstanding, as reported	4,828,000	4,579,000	4,822,000	4,609,000
Basic weighted average shares outstanding, based on stock split	9,656,000	9,158,000	9,644,000	9,218,000
Diluted weighted average shares outstanding, as report	4,946,000	4,922,000	4,932,000	4,946,000
Diluted weighted average shares outstanding, based on stock split	9,892,000	9,844,000	9,864,000	9,892,000

Net earnings per share:
Basic – as reported	$0.24	$0.22	$0.47	$0.39
Basic – pro forma	$0.12	$0.11	$0.24	$0.20
Diluted – as reported	$0.23	$0.21	$0.46	$0.37
Diluted – pro forma	$0.12	$0.11	$0.23	$0.19

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

Second Quarter and Year to Date 2005 Highlights

•      Monitor division revenue - the Company’s monitor division continued a strong growth trend.  The Company now has the ability to compete in various niche markets within the defense, medical and projection display industries.  Net sales within this segment increased in the second quarter of fiscal 2005 by $1,314,000 or 11.1% compared to the second quarter of fiscal 2004.  For the six months ended August 31, 2004, net revenue increased $2,455,000 or 10.7% compared to the same period a year ago.  This increase reflects new military contracts started in fiscal 2004.

•      Monitor division gross profit – the Company’s monitor division sales increased 10.7%, while cost of sales increased 6.3%.  The Company did more high volume contract work during the first half of fiscal 2005 as compared to the first half of fiscal 2004, while it was able to contain costs on orders of higher volume.

•      Reduction of debt – for the six months ended August 31, 2004, the Company’s total debt was reduced by $1,813,000 compared to the same period a year ago, which contributed to a $152,000 decrease in interest expense for the first half of fiscal 2005.

Fiscal 2005 Challenges

Inventory management - the Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.

Certain of the Company’s divisions maintain significant inventories of CRT’s and component parts in an effort to ensure its customers a reliable source of supply.  The Company’s inventory turnover averages 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations.  This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor segment of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors.  Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at August 31, 2004, believes its reserves to be adequate.

Results of Operations

The following table sets forth, for the three and six months ended August 31, 2004 and 2003, the percentages which selected items in the Statements of Income bear to total sales:

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Sales
CRT Segment
Monitors	63.5%	61.8%	62.6%	60.2%
Data Display CRT’s	8.2	9.5%	9.6	9.7
Entertainment CRT’s	5.3	7.0	5.6	7.5
Electron Guns and Components	0.9	0.7	1.0	1.4
Total CRT Segment	77.9%	79.0%	78.8%	78.8%
Wholesale Consumer Parts Segment	22.1	21.0	21.2	21.2
	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	66.9%	65.3%	66.9%	66.3%
Selling and delivery	8.5	8.8	8.6	9.1
General and administrative	14.6	16.1	14.6	15.6
	90.0%	90.2%	90.1%	91.0%

Income from Operations	10.0%	9.8%	9.8%	9.0%

Interest expense	1.1%	1.7%	1.2%	1.7%
Other income	0.2	0.4	0.4	0.3
Income before income taxes	9.1%	8.5%	9.0%	7.5%
Provision for income taxes	3.4	3.2	3.4	2.8

Net Income	5.6%	5.3%	5.6%	4.7%

Net sales

Consolidated net sales increased $1,552,000 and $2,439,000 for the three and six months ended August 31, 2004 as compared to the same period ended August 31, 2003.  CRT division sales increased $1,002,000 and $1,946,000 for the three and six-month comparative periods ended August 31, 2004.  The wholesale division sales increased $550,000 for the three-month comparative period and $493,000 for the six-month comparative periods ended August 31, 2004.

The net increase in CRT segment sales is attributed to growth within the monitor segment of $1,314,000 for the three months ended August 31, 2004 and $2,455,000 for the six months ended August 31, 2004.  This increase is due in large part to stronger demand from military and defense contractors.  The data display segment showed a decrease of $117,000 for the three month period and an increase of $209,000 for the six month comparative period.  The entertainment segment showed decreases of $248,000 and $602,000 for the three and six month periods, while the components segment showed an increase for the three month period of $53,000 and a decrease of $116,000 for the six month period.

The net gain in monitor segment sales for the six months ended August 31, 2004 includes increases from Display Systems of $2,506,000 and Aydin Displays of $2,886,000.  These increases reflect revenues from new contract orders received from the Boeing Co., Lockheed Martin and others during the latter part of fiscal 2004.  There were offsetting declines of $2,745,000 at the Lexel operation.  One of its major contracts was completed during fiscal 2004, though Lexel’s other product lines, including direct view storage tubes, maintained significant backlogs at August 31, 2004.  Z-Axis sales decreased $229,000 compared to a year ago, though management expects the recent acquisition of the Data Ray, Inc. monitor business to positively impact Z-Axis’ sales during the second half of fiscal 2005.

The data display division showed an increase in sales of $209,000 compared to the six month period ended August 31, 2003.  Management attributes this primarily to its decision in late fiscal 2004 to distribute projection tube displays from its Data Display location in Tucker, Georgia instead of its Novatron location, which is a part of the entertainment division.

Within the entertainment division, sales declined $248,000 and $602,000 for the three and six month comparative periods.  The Company is the primary supplier of replacement television CRT’s to the domestic entertainment market.  A majority of the entertainment segment’s sales (37%) are to major television retailers as replacements for products sold under manufacturer and extended warranties.  Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with the past two fiscal years.  The Company remains the primary supplier of product to meet manufacturers’ standard warranties.  Growth in this division will be impacted by the timing and number of extended warranties sold for the larger, more expensive sets.  Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRT’s carried in stock and reduce exposure to obsolescence.

Sales within the component parts division were relatively flat for the comparative periods.  Sales in this division have declined over the past two fiscal years due to weaker demand for electron gun and stem sales.  Electron gun sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers.  These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets.  The Company’s Wintron location is in the process of transitioning to two newer camera technologies.  One such technology will assist border guards with under car inspections and another will assist correctional facilities with the supervision of inmates.  If successful, the Company feels these new technologies will have a positive impact on the component division sales.

Gross margins

Consolidated gross margins decreased from 34.7% to 33.1% for the quarter and from 33.7% to 33.1% for the six months ended August 31, 2004 as compared to August 31, 2003.  CRT segment margins were relatively flat for the three and six month comparative periods.  The wholesale parts segment margins decreased from 45.9% to 39.7% and from 47.2% to 42.1% for the same comparative periods.

The wholesale parts segment margins were negatively impacted due to higher sales to two customers, National Parts and Best Buy, which carry lower margins.  Also, the wholesale parts segment has a distribution agreement with Applica and Norelco.  The revenues for these products include a handling charge and shipping revenue which carry significant profit margins.  These sales were down slightly compared to the comparative periods a year ago.

Operating expenses

Operating expenses as a percentage of sales decreased from 24.9% to 23.1% for the quarter ended August 31, 2004 as compared to August 31, 2003 and from 24.8% to 23.3% for the same six month comparative period.  CRT segment selling expenses increased $103,000 while the wholesale parts segment expenses remained flat for the comparative periods.  Despite the increase in selling expenses within the CRT segment, selling expenses remained flat as a percentage of sales for the comparative periods.

CRT segment increases included increases within the monitor segment of $164,000, reflecting the continued growth and need for support personnel within this division.  These increases were offset by declines within the data display segment of $67,000, which reflect lower payroll costs achieved through the reduction of personnel.

Interest expense

Interest expense decreased $90,000 and $152,000 for the three and six months ended August 31, 2004 as compared to the same periods a year ago.  The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.   Overall debt decreased $1,813,000 during the comparable periods, which was the primary reason for the decrease in interest expense.

Income taxes

The effective tax rate for the six months ended August 31, 2004 is 38.0% as compared to 38.0% a year ago.  These rates are greater than the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Foreign currency translation

Gains or losses resulting from the transactions with its UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity.  There were no significant gains or losses recognized in either period related to the UK subsidiary.

Liquidity and capital resources

As of August 31, 2004, the Company had total cash and cash equivalents of $3,942,000.  The Company’s working capital was $34,138,000 and $31,947,000 at August 31, 2004 and February 29, 2004.  In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities and long-term debt.  Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions and, in fiscal 2004, dividends.

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

The Company continues to monitor its cash and financing positions seeking to find ways to lower its interest costs and to produce positive operating cash flow.  The Company examines possibilities to grow its business as opportunities present themselves, such as new sales contracts or niche acquisitions. There could be an impact on working capital requirements to fund this growth.  As in the past, the intent is to finance such projects with operating cash flows or existing bank lines; however, more permanent sources of capital may be required in certain circumstances.  In March 2004, the Company acquired the assets of Colorado based Data-Ray Corporation’s CRT monitor operations.  Consideration for the purchase included the issuance of $400,000 of the Company’s common stock and $150,000 cash to the seller.

Cash provided by operations for the six months ended August 31, 2004 was $2,746,000 as compared to $4,670,000 for the same period a year ago.   Net income for the six months ended August 31, 2004 adjusted for non-cash items provided cash of $2,605,000.  Working capital requirements decreased $129,000 for the six months ended August 31, 2004 due primarily to improved collections of receivables, which provided cash of $1,836,000.  Increases in accounts payable,  accrued liabilities provided cash of $389,000.  Increases in inventory and prepaid expenses used cash of $2,352,000 and $2,000, respectively.  Inventory purchases were primarily increases within the monitor segment required to fill open backlog orders.  For the six months ended August 31, 2003, working capital requirements decreased primarily from more aggressive collection efforts of receivables, which provided cash of $1,139,000, a decrease in prepaid expenses, which provided cash of $543,000, a decrease in purchase requirements for inventories, which provided cash of $616,000.  Working capital requirements for the six months ended August 31, 2003 increased $110,000 to reduce overall accounts payable and accrued liabilities.

Investing activities used cash of $464,000 in the first six months of fiscal 2005, compared to $328,000 for fiscal 2004.  Capital expenditures were $314,000 for the period ended August 31, 2004 as compared to $375,000 for the period ended August 31, 2003.  Capital expenditures in 2005 were primarily for building improvements and computer hardware.  Capital expenditures were primarily within the monitor segment to support the growth within this segment.  The Company does not anticipate any significant investments in capital assets for 2005.  In the first six months of fiscal 2005, the Company paid $150,000 related to the acquisition of Data Ray, Inc.

Financing activities used cash of $1,065,000 for the six months ended August 31, 2004, and used cash of $5,533,000 for the same period a year ago.  During the six months ended August 31, 2004, the Company used net cash of $3,397,000 from lines of credit primarily to finance working capital needs and also to repay $3,216,000 against outstanding borrowings from the CEO, reducing the balance of his note to $5,000,000.  Additionally, long-term debt was reduced by $1,240,000 for the six months ended August 31, 2004.  During the period ended August 31, 2003, the Company used cash of $4,684,000, primarily for debt reduction.

The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans.  Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.

The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. In the first quarter of fiscal 2004, 125,000 shares were repurchased for $812,000. No shares have been repurchased in fiscal 2005.  Under this program, 170,500 shares remain authorized to be repurchased by the Company.

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

On October 14, 2004, the Company entered into an Asset Purchase Agreement with Evans & Sutherland.  Under this agreement, the Company will pay $5,250,000 for Evans & Sutherland's ESCP® and Targetview CRT projector product lines.  This acquisition will be financed by a loan from an officer of the Company.  Under the terms of the final agreement, the Company will consolidate all CRT projector manufacturing, sales and support with its established Marquee™ projector operations in Cape Canaveral, Florida.  The Company expects this consolidation will be completed by the end of the calendar year.

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

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost.  Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected realizable value of the inventory falls below its original cost. The age of the inventory is not as significant as is the projected demand for CRTs. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. These reviews include observations of product development trends of the OEM’s, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. The Company’s reserves on inventories increased $224,000 during the first six months of fiscal 2005.

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

Allowance for bad debts

The allowance for bad debts is determined by reviewing known customer exposures and applying historical credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors and overall trends in past due accounts compared to established thresholds.  The company monitors credit exposure and assesses the adequacy of the allowance for bad debts on a regular basis.  The Company’s allowance for bad debts increased $61,000 during the first six months of fiscal 2005.

Warranty reserves

The Company’s warranty reserve is determined by recording a specific reserve for known warranty issues and a general reserve based on historical claims experience.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  The Company’s warranty reserves decreased $165,000 during the first six months of fiscal 2005.  The majority of this decrease occurred at the Company’s Lexel operation in Lexington, KY due to improved quality on certain products that had experienced higher than average warranty claims.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads.  Approximately $19,964,000 of outstanding debt at August 31, 2004 related to long-term indebtedness under variable rate debt.  Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate.  Both rate bases are incremented for margins specified in their agreements.  Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an annualized decrease of approximately $199,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at August 31, 2004. The Company does not trade in derivative financial instruments.

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

ITEM 4.  CONTROLS AND PROCEDURES

a)     Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate with regards to the domestic operations of the Company and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to our chief executive officer and our chief financial officer by others within those entities.  The Company had begun implementing changes to the disclosure controls and procedures for the international operations but at the time of the Evaluation Date had not completed those changes.

b)    Changes in internal controls. Subsequent to the Evaluation Date there were changes implemented to the international disclosure controls and procedures to provide for more accurate review and reconciliation of intercompany transactions.  There were no other significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures during the period covered by this quarterly report.

PART II

Item 1.            Legal Proceedings

No new legal proceedings or material changes in existing litigation occurred during the quarter ended August 31, 2004.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

a)     The Company held its annual meeting of stockholders on August 20, 2004 and solicited votes by proxy in conjunction with such meeting.

b)    The following matter was approved by the shareholders:

(i)    The approval of management’s nominees to the Board of Directors with the nominees receiving the following votes:

	For	Withheld	Abstain
Ronald D. Ordway	4,389,986	269,963	152,980
Ervin Kuczogi	4,389,746	270,203	152,980
Peter Frend	4,389,986	269,963	152,980
Carolyn Howard	4,389,986	269,963	152,980
Carleton E. Sawyer	4,389,986	269,963	152,980

Item 5.            Other information

None

Item 6.            Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIDEO DISPLAY CORPORATION

October 15, 2004	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 15, 2004	By:	/s/ Gregory A. Kittle
Gregory A. Kittle
Chief Financial Officer