Form 10-Q
period 2004-11-30
VIDEO DISPLAY CORP
filed 2005-01-19
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Shares outstanding of each of the registrant’s classes of common stock at January 12, 2005

Class	Number of Shares
Common Stock, No Par Value	9,827,000

Video Display Corporation and Subsidiaries

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	November 30,	February 29,
	2004	2004
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,120,000	$3,021,000
Accounts receivable, less allowance for possible losses of $342,000 and $251,000	10,939,000	10,910,000
Inventories (Note C)	31,541,000	26,275,000
Deferred income taxes	2,698,000	2,299,000
Costs and estimated earnings in excess of billings	725,000	411,000
Prepaid expenses and other	1,783,000	1,228,000
Total current assets	51,806,000	44,144,000

Property, plant and equipment:
Land	540,000	540,000
Buildings	7,128,000	7,016,000
Machinery and equipment	19,310,000	18,564,000
	26,978,000	26,120,000
Accumulated depreciation and amortization	(19,270,000)	(18,384,000)
Net property, plant, and equipment	7,708,000	7,736,000

Goodwill	1,318,000	1,227,000
Intangible assets (Notes H and I)	3,662,000	970,000
Other assets	133,000	474,000

Total assets	$64,627,000	$54,551,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	November 30,	February 29,
	2004	2004
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,893,000	$4,103,000
Accrued liabilities	4,726,000	3,506,000
Line of credit (Note E)	2,742,000	2,610,000
Notes payable to shareholders	9,000	19,000
Current maturities of long-term debt (Note D)	597,000	1,959,000
Total current liabilities	11,967,000	12,197,000

Long-term debt, less current maturities (Note D)	858,000	2,018,000
Line of credit (Note E)	21,956,000	6,199,000
Notes payable to shareholders, less current maturities	—	8,272,000
Deferred income taxes	725,000	664,000
Total liabilities	35,506,000	29,350,000

Minority Interests	123,000	123,000
Commitments and Contingencies	—	—

Shareholders’ Equity (Note G)
Preferred stock, no par value – 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 20,000,000 shares authorized; 9,682,000 and 9,584,000 issued and outstanding	6,875,000	6,318,000
Additional paid in capital	92,000	92,000
Retained earnings	22,031,000	18,688,000
Accumulated other comprehensive loss	—	(20,000)
Total shareholders’ equity	28,998,000	25,078,000
Total liabilities and shareholders’ equity	$64,627,000	$54,551,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003

Net sales	$21,434,000	$18,065,000	$62,001,000	$56,193,000

Cost of goods sold	14,214,000	12,689,000	41,360,000	37,956,000

Gross profit	7,220,000	5,376,000	20,641,000	18,237,000

Operating expenses
Selling and delivery	1,729,000	1,642,000	5,237,000	5,105,000
General and administrative	3,529,000	2,755,000	9,457,000	8,754,000
	5,258,000	4,397,000	14,694,000	13,859,000

Operating profit	1,962,000	979,000	5,947,000	4,378,000

Other income (expense)
Interest expense	(244,000)	(290,000)	(732,000)	(931,000)
Other, net	26,000	(90,000)	188,000	29,000
	(218,000)	(380,000)	(544,000)	(902,000)

Income before income taxes	1,744,000	599,000	5,403,000	3,476,000

Income tax expense	667,000	227,000	2,060,000	1,320,000

Net income	$1,077,000	$372,000	$3,343,000	$2,156,000

Basic earnings per share of common stock (Note G)	$.11	$.04	$.35	$.23

Diluted earnings per share of common stock (Note G)	$.11	$.04	$.34	$.22

Basic weighted average shares outstanding	9,686,000	9,400,000	9,665,000	9,280,000

Diluted weighted average shares outstanding	9,923,000	9,614,000	9,893,000	9,768,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Nine Months Ended November 30, 2004 (unaudited)

				Accumulated		Current
			Additional	Other		Period
	Common	Share	Paid In	Comprehensive	Retained	Comprehensive
	Shares	Amount	Capital	Income	Earnings	Income

Balance at February 29, 2004 (Note G)	9,584,000	$6,318,000	$92,000	$(20,000)	$18,688,000

Net income for the period	—	—	—	—	3,343,000	$3,343,000
Foreign currency translation adjustment	—	—	—	20,000	—	20,000
Total comprehensive income						$3,363,000

Issuance of common stock under stock option plan	32,000	157,000	—	—	—
Issuance of common stock	66,000	400,000	—	—	—

Balance at November 30, 2004	9,682,000	$6,875,000	$92,000	$	$22,031,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended November 30,
	2004	2003

Operating Activities
Net income	$3,343,000	$2,156,000
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	894,000	892,000
Provision for inventory reserves and write-downs	375,000	780,000
Provision for bad debts	91,000	145,000
Loss on sale of marketable equity securities	—	126,000
Deferred income taxes	(31,000)	—
Changes in working capital:
Accounts receivable	(120,000)	1,079,000
Inventories	(3,117,000)	826,000
Prepaid expenses and other assets	(679,000)	(158,000)
Accounts payable and accrued liabilities	1,011,000	152,000
Net cash provided by operating activities	1,767,000	5,998,000

Investing activities
Capital expenditures	(530,000)	(588,000)
Cash paid for acquisition	(150,000)	—
Cash paid for product acquisition and other assets	$5,250,000	—
Proceeds from sale of marketable equity securities	—	30,000
Net cash used in provided by investing activities	(5,930,000)	(558,000)

Financing activities
Proceeds from long-term debt and lines of credit	46,107,000	13,903,000
Payments on long-term debt and lines of credit	(41,022,000)	(18,739,000)
Proceeds from exercise of stock options	157,000	125,000
Purchase of common stock under repurchase program	—	(1,573,000)
Redemption of redeemable common stock	—	(100,000)
Proceeds from issuance of common stock	—	51,000
Net cash provided by (used) in financing activities	5,242,000	(6,333,000)

Effect of exchange rate changes on cash	20,000	(46,000)

Net change in cash	1,099,000	(939,000)

Cash, beginning of period	3,021,000	2,392,000

Cash, end of period	$4,120,000	$1,453,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements.  Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended February 29, 2004, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit.  In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods.  Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year.  The February 29, 2004 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004) Share-Based payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123 (R) supersedes Accounting Principal Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows.  Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as based on their fair values.  Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition in the financial statements.  Statement 123 (R) is effective for the Company beginning September 1, 2005.  The Statement offers several alternatives for implementation.  At this time, management has not made a decision as to the alternative it may select.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is currently evaluating the impact of that adoption of SFAS No. 151 will have on its financial position and results of operations.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following:

	November 30,	February 29,
	2004	2004

Raw materials and work-in-process	$10,025,000	$11,937,000
Finished goods	24,433,000	16,844,000
	34,458,000	28,781,000
Reserves for obsolescence	(2,917,000)	(2,506,000)
	$31,541,000	$26,275,000

NOTE D - LONG-TERM DEBT

Long-term debt consisted of the following:

	November 30,	February 29,
	2004	2004
Term loan facility, floating interest rate based on an adjusted LIBOR rate, quarterly principal payments commenced November 1999 and maturing November 2005; collateralized by assets of Aydin Display, Inc., paid in full.	$—	$1,875,000

Note payable to bank; interest rate of prime plus 1.5%; collateralized by assets of XKD Corporation, paid in full.	—	542,000

Mortgage payable to bank; variable interest rate (6.41% as of November 30, 2004); monthly principal and interest payments of $6,000 payable until December 2008 with a final principal payment of $350,000 in December 2008, collateralized by land and building of Fox International, Inc.	489,000	526,000

Mortgage payable to bank; interest rate at FHLB plus 1.95% (7.35% as of November 30, 2004); monthly principal and interest payments of $5,000 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	561,000	573,000

Other	405,000	461,000
	1,455,000	3,977,000
Less current portion	(597,000)	(1,959,000)
	$858,000	$2,018,000

NOTE E - LINES OF CREDIT

Until November 2004, the Company had a $12,000,000 credit facility with a bank.  The interest rate on the line of credit was a floating LIBOR rate based on a ratio of debt to EBITDA, as defined.  The weighted average interest rate during the nine months ended November 30, 2004 and the year ended February 29, 2004 was 3.84% and 3.70%.  The average amount and maximum amount outstanding were $8,821,000 and $9,596,000, respectively, during the nine months ended November 30, 2004, and $6,966,000 and $8,801,000, respectively, during the nine months ended November 30, 2003.  Borrowings under the line of credit were limited by eligible accounts receivable, inventory and real estate, as defined, and includes a commitment fee of 0.25% for the unused portion.  This line of credit was paid off in November 2004 and replaced with another credit facility from another bank, as described in the following paragraph.

In November 2004, the Company executed a new line of credit to replace its prior credit facility.  The new line of credit has a maximum availability for borrowing of $27,500,000, and is collateralized by equipment, inventories and accounts receivable of the Company.  The interest rate on this line is a floating LIBOR rate based on a ratio of debt to EBITDA, as defined.  Interest was first paid on this line in December 2004, and accordingly, the Company accrued interest of $10,000 at November 30, 2004.  The weighted average interest rate as of November 30, 2004 was 3.45%. As part of the new financing, the lender paid off the balance of the prior line of credit, the term loan collateralized by the assets of Aydin, Inc., the balance due to an officer of the Company, and loan for the Chief Executive Officer of the Company that financed the acquisition of certain assets of Evans & Sutherland, Inc.  As of November 30, 2004, the outstanding balance of this line of credit was $21,956,000 and the available amount for borrowing was $5,544,000.  The line of credit agreement contains covenants, including requirements related to tangible cash flow, asset and debt service coverage.  Additionally, the bank requires that any contemplated acquisitions be accretive.  As of November 30, 2004, the Company was in compliance with all covenants.

Additionally, the Company has a $2,750,000 secondary line of credit (collateralized by assets of Fox International, Inc.) with another bank.  Interest on this facility is at the rate of prime plus 1%.  The line is limited by eligible accounts receivable and inventory.  The outstanding balance at November 30, 2004 was $ 2,735,000 and the available amount for borrowing was $ 15,000.  This line is due to expire on July 31, 2005 and, accordingly, is classified within current liabilities in the consolidated financial statements.

NOTE F – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,	November 30,
	2004	2003
Cash Paid for:
Interest	$723,000	$931,000
Income taxes, net of refunds	$1,253,000	$406,000

Non-cash Transactions:
Conversion of debentures for common stock	$—	$1,000,000
Issuance of common stock for monitor division of Data Ray, Inc.	$400,000	$—

NOTE G – SHAREHOLDERS’ EQUITY

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during each period.  Shares issued during the period are weighted for the portion of the period that they were outstanding.  Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period.  At November 30, 2004, the Company had no outstanding options that would be considered anti-dilutive in calculating earnings per share.

On September 8, 2004, the Company announced a two for one stock split of its common stock, payable as a stock dividend on November 1, 2004, to shareholders of record at the close of business on September 23, 2004.  Shareholders received one share of common stock for every one share of the Company’s stock held on the record date.  On November 1, 2004, approximately 4,841,000 shares of the Company’s common stock were distributed to shareholders as a result of this dividend.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended November 30, 2004 and 2003.  Prior period basic and diluted earnings per share have been retroactively adjusted to reflect the November 2004 stock split, and are in conformity with SFAS 128 disclosures.

	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
Quarter ended November 30, 2004
Basic	$1,077,000	9,686,000	$0.11
Effect of dilution:
Options	—	237,000
Convertible debt	—	—
Diluted	$1,077,000	9,923,000	$0.11

Quarter ended November 30, 2003
Basic	$372,000	9,400,000	$0.04
Effect of dilution:
Options	—	214,000
Convertible debt	—	—
Diluted	$372,000	9,614,000	$0.04

Nine months ended November 30, 2004
Basic	$3,343,000	9,665,000	$0.35
Effect of dilution:
Options	—	228,000
Convertible debt	—	—
Diluted	$3,343,000	9,893,000	$0.34

Nine months ended November 30, 2003
Basic	$2,156,000	9,280,000	$0.23
Effect of dilution:
Options	—	162,000
Convertible debt	26,000	321,000
Diluted	$2,182,000	9,768,000	$0.22

Stock-Based Compensation Plans

The Company has an incentive stock option plan whereby total options to purchase 300,000 common shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years.  Statement of

Financial Accounting Standards No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  The option price of all the Company’s stock options is equal to the market value of the stock at the grant date.

Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the effect on the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
Net income, as reported	$1,077,000	$372,000	$3,343,000	$2,156,000
Stock-based employee compensation expense, as reported	—	—	—	—
Stock-based employee compensation expense determined under fair value basis, net of tax	(14,000)	(15,000)	(35,000)	(42,000)
Pro forma net income	$1,063,000	$357,000	$3,308,000	$2,114,000

Net earnings per share:
Basic – as reported	$0.11	$0.04	$0.35	$0.23
Basic – pro forma	$0.11	$0.04	$0.34	$0.23
Diluted – as reported	$0.11	$0.04	$0.34	$0.22
Diluted – pro forma	$0.11	$0.04	$0.33	$0.22

The fair value of stock options used to compute proforma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black Scholes option pricing model with the following weighted average assumptions for the nine months ended November 30, 2004 and the three and nine months ended 2003, respectively:  expected volatility of 25% and 43%; a risk free interest rate of 2.5% and 3.5%; expected lives of 3.0 and 3.0 years; and a dividend yield of 0% for all periods. No options were granted during the three months ended November 30, 2004. Compensation expense during this period is the result of the expense associated with vesting of prior period grants.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 925,000 shares of the Company’s common stock in the open market. Through November 30, 2004, the Company has repurchased 584,000 shares under this program.  No shares were repurchased during the first nine months of the current fiscal year.

Dividends

Subsequent to November 30, 2004, the Company announced that it would pay a $0.04 per common share cash dividend to holders of record as of December 15, 2004, payable January 5, 2005.  The total dividend paid on January 5, 2005 was approximately $392,000.

NOTE H. ACQUISITION

In March 2004, the Company acquired the monitor operations of Colorado based Data Ray, Inc.  The Company acquired inventory, fixed assets and various other assets of $459,000 in exchange for cash of $150,000 and $400,000 of the Company’s common stock, resulting in goodwill of approximately $91,000.  These operations were consolidated into the Company’s Z-Axis, Inc. operations located in Phelps, NY, since the date of acquisition.  The $400,000 of common stock was issued at $12 dollars per share, the market value of the stock at the date of purchase.  The common stock has a put feature whereby Data Ray can redeem the stock for $5.50 per share if the price per share of the Company's stock is below $6.00 after the one year anniversary date of the purchase agreement.

NOTE I. PURCHASE OF ASSETS

In October 2004, the Company entered into an agreement with Evans & Sutherland, Inc. to purchase certain assets.  Under this agreement, the Company paid a total of $5,250,000 for the following assets related to Evans & Sutherland’s ESCP® and Targetview CRT projector product lines:  inventory valued at $2,244,000, fixed assets valued at $248,000 and intangible assets valued at $2,758,000.  The intangible assets consist of a non-compete agreement valued at $1,000,000 and amortizable over 5 years, and a customer list valued at $1,758,000 amortizable over a 15 year period.  Amortization expense related to the intangible assets acquired was $39,000 for the nine months ended November 30, 2004.  The purchase was financed initially by a loan from the Chief Executive Officer, which subsequently was refinanced under the Company’s new line of credit.  Following this acquisition, the Company began the process of consolidating all CRT projector manufacturing, sales and support with its established Marquee™ projector operations in Cape Canaveral, Florida.   This consolidation process was substantially completed by the end of December 2004.  The Company has a presence in the military flight training and simulation market, and with this acquisition will be able to expand into the commercial flight training and simulation market.

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

Overview

The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions.  The Company is comprised of two distinct segments - (1) the manufacture and distribution of monitors, projection systems and CRTs and (2) the wholesale distribution of consumer electronic parts. The CRT segment is organized into four distinct divisions that have been aggregated into one distinct operating segment, pursuant to paragraph 17 of SFAS 131:

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

Third Quarter and Year to Date 2005 Highlights

•                  Monitor division revenue - the Company’s monitor division continued a strong growth trend.  The Company now has the ability to compete in various niche markets within the defense, medical and projection display industries.  Net sales within this segment increased in the third quarter of fiscal 2005 by $2,731,000 or 26.1% compared to the third quarter of fiscal 2004.  For the nine months ended November 30, 2004, net revenue increased $5,186,000 or 15.5% compared to the same period a year ago.  This increase reflects new military contracts started in fiscal 2004.

•                  Data Display division revenue – the Company’s data display division’s revenues increased $249,000 or 12.7% for the quarter ended November 30, 2004 compared to the third quarter of fiscal 2004.  For the nine months ended November 30, 2004, net revenue increased $458,000 or 8.1% compared to the same period a year ago.  These increases reflect the Company’s sales of projection tubes from its Data Display location in Tucker, GA, which carry a higher sales price than its’ normal inventory.

•                  Purchase of assets – in October 2004, the Company finalized the purchase of certain inventories, fixed assets, and various other intangible assets of Evans & Sutherland, Inc.  Following that agreement, the Company has begun the process of consolidating all CRT projector manufacturing, sales and support with its established Marquee™ projector operations in Cape Canaveral, Florida.

•                  New line of credit – in November, 2004, the Company finalized a new line of credit to replace its’ prior credit facility.  Under the terms of this new facility, the bank paid off the existing line of credit, as well as the term note collateralized by the assets of Aydin, Inc., a note due to an officer of the company and the loan from the Chief Executive Officer used to finance the purchase of the Evans & Sutherland, Inc. assets.  The maximum amount available for borrowings under this new line is $27,500,000 compared to $12,000,000 under the prior facility.  Proceeds from this line are available for working capital needs of the Company and are subject to various covenants.  As of November 30, 2004, the Company was in compliance with all covenants.

  Fiscal 2005 Challenges

Inventory management - the Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to minimize overstocking of slower moving, obsolete items.

Certain of the Company’s divisions maintain significant inventories of CRT’s and component parts in an effort to ensure its customers a reliable source of supply.  The Company’s inventory turnover has historically been low due to the high inventory requirements inherent in the same-day delivery method of replacement parts marketing of cathode ray tubes.  The average inventory turnover at November 30, 2004 was 189 days.  The Company’s level of inventory is higher than some of its competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. Approximately $10,901,000 of the Company’s inventory is represented by this trailing edge technology.  The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor division of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors.  Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at November 30, 2004, believes its reserves to be adequate.

Results of Operations

The following table sets forth, for the three and nine months ended November 30, 2004 and 2003, the percentages which selected items in the Statements of Income bear to total sales:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Sales
CRT Segment
Monitors	61.5%	57.9%	62.2%	59.4%
Data Display CRT’s	10.3	10.9	9.9	10.1
Entertainment CRT’s	5.0	7.6	5.4	7.5
Electron Guns and Components	1.3	2.0	1.1	1.6
Total CRT Segment	78.1%	78.4%	78.6%	78.6%
Wholesale Consumer Parts Segment	21.9	21.6	21.4	21.4
	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	66.3%	70.2%	66.7%	67.5%
Selling and delivery	8.1	9.1	8.4	9.1
General and administrative	16.5	15.3	15.3	15.6
	90.9%	94.6%	90.4%	92.2%

Income (loss) from Operations	9.1%	5.4%	9.6%	7.8%

Interest expense	(1.1)%	(1.6)%	(1.2)%	(1.7)%
Other income (expense)	0.1	(0.5)	0.3	—
Income before income taxes	8.1%	3.3%	8.7%	6.1%
Provision for income taxes	3.1	1.2	3.3	2.3
Net Income	5.0%	2.1%	5.4%	3.8%

Net sales

Consolidated net sales increased $3,369,000 and $5,808,000 for the three and nine month periods ended November 30, 2004 as compared to the same period ended November 30, 2003.  CRT segment sales increased $2,590,000 and $4,536,000 for the three and nine-month comparative periods ended November 30, 2004.  The wholesale consumer parts segment sales increased $779,000 for the three-month comparative period and $1,272,000 for the nine-month comparative periods ended November 30, 2004.

The net increase in CRT segment sales is attributed to growth within the monitor division of $2,731,000 for the three months ended November 30, 2004 and $5,186,000 for the nine months ended November 30, 2004.  This increase is due in large part to stronger demand from military and defense contractors.  The data display division showed an increase of $249,000 for the three month period and $458,000 for the nine month comparative period.  The entertainment division showed decreases of $292,000 and $895,000 for the three and nine month periods, while the components division showed decreases of $97,000 and $214,000 for the three and nine month periods.

The net gain in monitor division sales for the nine months ended November 30, 2004 includes increases from Display Systems of $4,648,000 and Aydin Displays of $3,423,000.  These increases reflect revenues from new contract orders received from the Boeing Co., Lockheed Martin and others during the latter part of fiscal 2004.  There were offsetting declines of $3,053,000 at the Lexel operation.  One of its major contracts was completed during fiscal 2004, though Lexel’s other product lines, including direct view storage tubes, maintained significant backlogs at November 30, 2004.

The data display division showed an increase in sales of $458,000 compared to the nine month period ended November 30, 2003.  Management attributes this primarily to its decision in late fiscal 2004 to distribute commercial and military projection tube displays from its Data Display location in Tucker, Georgia instead of its Novatron location, which is a part of the entertainment division.

Within the entertainment division, sales declined $292,000 and $895,000 for the three and nine month comparative periods.  The Company is the primary supplier of replacement television CRT’s to the domestic entertainment market.  A majority of the entertainment division’s sales (37%) are to major television retailers as replacements for products sold under manufacturer and extended warranties.  Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with the past two fiscal years.  The Company remains the primary supplier of product to meet manufacturers’ standard warranties.  Growth in this division will be impacted by the timing and number of extended warranties sold for the larger, more expensive sets.  Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRT’s carried in stock and reduce exposure to obsolescence.

Sales within the component parts division declined $97,000 and $214,000 for the three and nine month comparative periods.  Sales in this division have declined over the past two fiscal years due to weaker demand for electron gun and stem sales.  Electron gun sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers.  These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets.  The Company’s Wintron location is in the process of transitioning to two newer camera technologies.  One such technology will assist border guards with under car inspections and another will assist correctional facilities with the supervision of inmates.  If successful, the Company believes these new technologies will have a positive impact on the component division sales.

Gross margins

Consolidated gross margins increased from 29.8% to 33.7% for the quarter and from 32.5% to 33.3% for the nine months ended November 30, 2004 as compared to November 30, 2003.  CRT segment margins increased from 25.1% to 28.3% and 28.9% to 30.4% for the three and nine month comparative periods.  The wholesale parts segment margins increased from 41.7% to 47.3% and decreased from 45.3% to 43.9% for the same comparative periods.

CRT margins were positively impacted by the continued growth within the monitor segment as well as growth within the data display segment.  The Company has been able to increase sales volume while controlling costs within the monitor segment.  Within the data display segment, the Company has begun to distribute projection CRT’s from its Tucker, GA office, which carry higher profit margins than its other CRT’s.  Within the wholesale parts segment, these increases are attributable to the opening of a new call center in September 2004 that the Company did not have to incur a corresponding increase in expense, as well as lower than normal volume for the period ended November 30, 2004.

Operating expenses

Operating expenses as a percentage of sales remained relatively flat increasing from 24.3% to 24.5% for the quarter ended November 30, 2004 as compared to November 30, 2003 and decreased from 24.7% to 23.7% for the same nine month comparative period.  CRT segment operating expenses increased $504,000 for the nine month period while wholesale parts segment operating expenses increased $481,000.  CRT segment increases reflect higher expenses within the monitor division of $867,000, which in turn reflect the continued growth and need for support personnel within this division.  The data display division posted offsetting decreases of $354,000 which reflect lower payroll costs achieved through the reduction of personnel.  Wholesale parts increases reflect increased expenses associated with growth over the past nine months, as well as expenses associated with starting a new call center that opened in the third quarter of fiscal 2005.

Interest expense

Interest expense decreased $46,000 and $199,000, respectively, for the three and nine months ended November 30, 2004 as compared to the same period a year ago.  The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.   Although overall debt increased $5,535,000 compared to the same period a year ago, most of this was due to the October acquisition of Evans & Sutherland.  Excluding the effects of the Evans & Sutherland purchase, the Company decreased its debt $773,000 compared to November 30, 2003, resulting in lower interest expense for the comparative periods.

Income taxes

The effective tax rate for the nine months ended November 30, 2004 was 38.0%, unchanged from the same period a year ago.  These rates are greater than the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Foreign currency translation

Gains or losses resulting from the transactions with the Company’s UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity.  There were no significant gains or losses recognized in either period related to the UK subsidiary.

Liquidity and capital resources

As of November 30, 2004, the Company had total cash and cash equivalents of $4,120,000.  The Company’s working capital was $39,839,000 and $31,947,000 at November 30, 2004 and February 29, 2004.  In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities and long-term debt.  Liquidity provided by operating activities of the Company is reduced by working capital requirements, consisting largely of inventories and accounts receivable, debt service, capital expenditures, product line additions and, in fiscal 2004, dividends.

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

The Company continues to monitor its cash and financing positions seeking to find ways to lower its interest costs and to produce positive operating cash flow.  The Company examines possibilities to grow its business as opportunities present themselves, such as new sales contracts or niche acquisitions. There could be an impact on working capital requirements to fund this growth.  As in the past, the intent is to finance such projects with operating cash flows or existing bank lines; however, more permanent sources of capital may be required in certain circumstances.  In March 2004, the Company acquired the assets of Colorado based Data-Ray Corporation’s CRT monitor operations.  Consideration for the purchase included the issuance of $400,000 of the Company’s common stock and $150,000 cash to the seller.  In November 2004, the Company purchased inventories, fixed assets and intangible assets of Evans & Sutherland for $5,250,000 cash.

Cash provided by operations for the nine months ended November 30, 2004 was $1,767,000 as compared to $5,998,000 for the same period a year ago.   Net income for the nine months ended November 30, 2004 adjusted for non-cash items provided cash of $4,672,000.  Increases in accounts receivable, inventories and prepaid expenses and other assets used cash of $3,916,000 for the nine months ended November 30, 2004.  Decreases in accounts payable and accrued liabilities provided cash of $1,011,000 during the same period.  During the nine months ended November 30, 2003, operating cash flows were provided primarily by net income adjusted for non-cash items of $4,099,000.  Decreases in accounts receivable and inventories, and increases in accounts payable and accrued liabilities provided cash of $2,057,000 for the nine months ended November 30, 2003.  Decreases in prepaid expenses used cash of $158,000.

The increase in inventory of $3,117,000 was primarily increases within the monitor segment required to fill open backlog orders. The increase in accounts payable and accrued liabilities primarily reflect the increase in purchases within the data display and monitors segments to support new business.

Investing activities used $5,930,000 in the first nine months of fiscal 2005, compared to $558,000 for the same period a year ago.  Capital expenditures were $530,000 for the period ended November 30, 2004 as compared to $588,000 for the period ended November 30, 2003.  Capital expenditures in fiscal 2005 were primarily for building improvements and computer hardware.  Capital expenditures were primarily within the monitor segment to support the growth within this segment.  The Company does not anticipate any significant investments in capital assets for fiscal 2006.  In November 2004, the Company completed the purchase of certain inventories, fixed assets and various other assets of Evans & Sutherland for $5,250,000 cash.

Financing activities provided cash of $5,242,000 for the nine months ended November 30, 2004 and used cash of $6,333,000 for the nine months ended November 30, 2003.  During the nine months ended November 30, 2004, cash provided from the Company’s primary line of credit was used to finance working capital requirements as well as pay off the balance of the note collateralized by the assets of Aydin, Inc., as well as the balance of the note owed to the Company’s CEO.

The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 925,000 shares of the Company’s common stock in the open market. In the first quarter of fiscal 2004, 250,000 shares were repurchased for $812,000. No shares have been repurchased in fiscal 2005.  Under this program, 341,000 shares remain authorized to be repurchased by the Company.

In the first quarter of fiscal 2004, the Company redeemed $100,000 of common stock previously issued for the purchase of inventory.  The Company paid a cash dividend of $245,000 in the fourth quarter of fiscal 2004, which were the first dividends declared and paid by the Company in its history. In the fourth quarter of fiscal 2005, the company paid a cash dividend of $392,000.  The policy regarding future payments of dividends will be reviewed periodically by the Board of Directors and will be based on the earnings and financial position of the Company and other factors which the Board of Directors deems appropriate.

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

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost.  Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below in carrying amount. Managment considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEM's, new products being marketed, and technological advances relative to the product capabilities of the Company's existing inventories. There have been no significant changes in management's estimates in fiscal 2005 and 2004; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

Revenue Recognition

Revenue is recognized on the sale of products when the products are shipped, all significant contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured.  The Company’s delivery term typically is F.O.B. shipping point.

In accordance with EITF 00-10, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations.  Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of operations.

A portion of the Company’s revenue is derived from contracts to manufacture CRT’s to a buyers’ specification.  These contracts are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  These contracts are fixed-price and cost-plus contracts and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition.  Any losses identified on contracts are recognized immediately.  Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues.  With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization.  These amounts are only included in contract value when they can be reliably estimated and realization is probable.

The Wholesale Parts segment has several distribution agreements that it accounts for using the gross revenue basis as prescribed by EITF 99-19.  The Company uses the gross method because the Company has general inventory risk, physical loss inventory risk and credit risk.

Allowance for bad debts

The allowance for bad debts is determined by reviewing all accounts receivable and applying historical credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors as well as past payment history and overall trends in past due accounts compared to established thresholds.  The Company monitors credit exposure and assesses the adequacy of the allowance for bad debts on a regular basis.  Historically, the Company’s allowance has been sufficient for any customer write-offs.  Although the Company cannot guarantee future results, management feels its policies and procedures relating to customer exposure are adequate.

Warranty reserves

The warranty reserve is determined by recording a specific reserve for known warranty issues and a general reserve based on historical claims experience. The Company considers actual warranty claims compared to net sales, then adjusts its reserve liability accordingly.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Management feels that historically its procedures have been adequate and does not anticipate that its assumptions are reasonably likely to change in the future.

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

Forward-Looking Information

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management.  When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements.  Such statements involve a number of risks and uncertainties.  Among the factors that could cause actual results to differ materially are the following:  business conditions, rapid or unexpected technological changes, product development, inventory risks due to shifts in product demand, competition, domestic and foreign government relations, fluctuations in foreign exchange rates, rising costs for components or unavailability of components, the timing of orders booked, lender relationships, and the risk factors listed from time to time in the Company’s reports filed with the Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads.  Approximately $26,162,000 of outstanding debt at November 30, 2004 related to long-term indebtedness under variable rate debt.  Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate.  Both rate bases are incremented for margins specified in their agreements.  Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an decrease of approximately $262,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at November 30, 2004. The Company does not trade in derivative financial instruments.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures for the Company and its subsidiaries. As of the end of the period covered by this quarterly report, with the participation of the Chief Executive Officer and the Chief Financial Officer, management completed an evaluation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that all material information relating to the Company and its subsidiaries is made known to them by others within the organization as appropriate to allow timely decisions regarding required disclosures.

There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

In the fourth quarter of fiscal 2003, the Company’s management identified discrepancies involving intercompany transactions between its Data Display operations and UK operations that began during fiscal 2003.  These discrepancies, which amounted to approximately $238,000 were the result of insufficient reconciliation procedures and were first identified by the Company’s Controller and Chief Financial Officer.  After reviewing these transactions and the ways in which they were reported and accounted for, management determined that such discrepancies could be prevented in the future by establishing and implementing more thorough review and reconciliation procedures.  In the third quarter of fiscal 2004, the Company implemented regular monthly transaction reconciliation and review processes in order to enhance its controls and procedures over intercompany transactions.  The implementation of these new controls and procedures was substantially completed by the end of fiscal 2004.  Since that time, internal controls and procedures related to the Company’s intercompany transactions have been effective.

PART II

Item 1.                                     Legal Proceedings

No new material legal proceedings or material changes in existing litigation occurred during the quarter ended November 30, 2004.

Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no sales of unregistered equity securities, nor did the Company repurchase any shares of its equity securities, during the quarter ended November 30, 2004.

Item 3.                                     Defaults upon Senior Securities

None.

Item 4.                                     Submission of Matters to a Vote of Security Holders

None

Item 5.                                     Other information

None

Item 6.                                     Exhibits

Exhibit Number	Exhibit Description

31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certifications
99.1	SAS 100 Report of Independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

January 19, 2005	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 19, 2005	By:	/s/ Gregory A. Kittle
Gregory A. Kittle
Chief Financial Officer and Secretary