Form 10-Q/A
period 2004-05-31
VIDEO DISPLAY CORP
filed 2005-02-16
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This amendment is being filed to amend and expand Part 1, Item 4 of the originally filed Report to address comments received from the staff of the Securities and Exchange Commission.

PART I

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

February 16, 2005	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer