Form 10-K
period 2005-02-28
VIDEO DISPLAY CORP
filed 2005-06-20
CIK 758743

Use these links to rapidly review the document
Video Display Corporation and Subsidiaries Index to Consolidated Financial Statements
Video Display Corporation and Subsidiaries Index to Consolidated Financial Statements Schedule
PART IV
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2005

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

        As of August 31, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant's common stock as reported in the NASDAQ National Market System was $73,753,948.

        The number of shares outstanding of the registrant's Common Stock as of May 31, 2005 was 9,707,000.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

        Portions of the Definitive Proxy statement related to the 2005 Annual Meeting of Stockholders in Part III.

i

PART I

ITEM 1. BUSINESS

General

        Video Display Corporation (the "Company") is a leading designer, manufacturer and supplier of a wide range of display devices and component parts for military, medical, industrial and consumer display applications. The Company's product line encompasses both cathode ray tube displays and flat panel displays with major emphasis on high-end niche market displays for specialty applications. The Company also acts as a facilitator and wholesale distributor of parts and accessories for various original equipment manufacturers ("OEMs") of consumer products. In addition, in fiscal 2005, the Company added a call center which acts as a consumer and dealer support center for in-warranty and out-of-warranty household products, appliances, parts and accessories for various electronics manufacturers. This call center also acts as a technical support center for the same manufacturers. The Company markets its products worldwide primarily from facilities located in the United States and one subsidiary operation in the United Kingdom.

Description of Principal Business

        The Company generates revenues from four related display oriented businesses (78% of consolidated sales in fiscal 2005) as well as distribution of parts and accessories for consumer products (22% of consolidated sales in fiscal 2005). Virtually all of the Company's earnings were derived from the display segment of the business in fiscal 2005. Revenues, by category, from the display segment for fiscal 2005 were as follows:

  Monitor revenue (78.9%)
  Home Entertainment CRT revenue (6.6%)
  Data Display CRT (13.2%)
  Components (1.3%)

        (See also Note 15 to Consolidated Financial Statements. Segment Information)

        Manufacturing and distribution facilities are located in Georgia, Florida, Louisiana, Pennsylvania, New York, Kentucky and Lye, U.K., in addition to several sales and service locations worldwide.

        The consumer parts and accessories distribution business is operated under the Fox International name, headquartered in Bedford Heights, Ohio with one additional distribution center in Richardson, Texas.

        The Company continues to explore opportunities to expand its product offerings in the display industry. This expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company's position in the display industry. Management continually evaluates product trends in the industry and divisions in which the Company operates. Overall trends are discussed herein under "Flat Panel and Other Technology". Research and development prior to 2003 consisted primarily of establishing the interchangeability of products from various manufacturers and, when advantageous, manufacturing products to replace original electronic parts. Subsequent to that period, the Company has expended significant research and development funds (approximately $652,000 in fiscal 2005) in both high resolution projection displays and AMLCD technologies.

Segment Information

        This information is provided in Note 15 to the Consolidated Financial Statements.

Principal Products

Monitor Displays

        The Company's monitor operations are conducted at Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Teltron and Aydin); Cape Canaveral, Florida (Display Systems); and Lexington, Kentucky (Lexel).

        This portion of the Company's operations involves the design, engineer and manufacture of complete monochrome and color monitor and projector display units using new CRTs or flat panel displays. The Company will customize these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company's flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins. In its efforts to solidify its position in the display industry, while reducing its dependence on CRT replacement markets, the Company has developed this high end display during the past five years from a zero revenue base to represent approximately 61.4% of fiscal 2005 consolidated net revenues.

        This portion of the Company's operations targets niche markets where competition from major multinational electronics companies tends not to be a significant factor. The prime customers for this product include defense, security, training and simulation areas of the U.S. and foreign militaries as well as the major defense contractors such as the Boeing Co., L-3 Communications, Lockheed Martin and others. These defense contractors utilize the Company's products for ruggedized mission critical applications such as shipboard and nuclear submarines. Flight simulator displays are also produced to provide a full range of flight training simulations for military applications. The acquisition of Evans & Sutherland, Inc. in the third quarter of fiscal 2005 allowed the Company to expand into the commercial flight training simulation market, as well. The primary components for the ruggedized product line consist of CRT and flat panel displays, circuit boards and machine parts.

        Although most monitors are customized to meet a customer's specifications, all monitors sold include the following general components: CRT or flat panel displays, circuit boards, and machine parts. Most of the Company's monitors are then ruggedized, which allows them to better withstand adverse conditions, such as extreme temperature, depth, altitude and vibration.

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

        The Company's CRT manufacturing operations of new and recycled CRTs are conducted at facilities located in White Mills, Pennsylvania (Chroma); Bossier City, Louisiana (Novatron); Lexington, Kentucky (Lexel); and Birdsboro, Pennsylvania (Teltron). With the closure of the Mexico manufacturing facility in fiscal 2003, the Tucker, Georgia location now acts as the Company's sole distribution point of data display CRTs purchased from outside sources. The Lye, U.K. location is a sales and distribution facility for the Tucker, GA products.

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

Electron Guns and Components

        The Company, through its Tucker, GA based electron gun manufacturing subsidiary, Southwest Vacuum, manufactures electron gun assemblies comprised of small metal, glass and ceramic parts. The assembly process is highly labor intensive. While the particular electron guns being sold are of the Company's own design, most are replacements for electron guns previously designed for original equipment CRTs used in television sets and computer monitors. Raw materials consist of glass and metal stamped parts.

        Although Southwest Vacuum markets its products to independent customers, the majority of electron guns produced by the Company are consumed internally among the Company's own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $297,000, $835,000 and $910,000 for fiscal 2005, 2004 and 2003, respectively.

        The remaining operation in the component division, Wintron, located in Howard, Pennsylvania, produces flyback transformers, coils and power transformers. Intercompany sales transactions were $287,000, $105,000 and $221,000 for fiscal 2005, 2004 and 2004, respectively.

Flat Panel and Other Technology

        The Company anticipates that AMLCD and Plasma Display products, due to their lower space and power requirements, will eventually become the display of choice in many display applications. The significance of this continuing trend has had an effect on the Display divisions of the Company. In anticipation of long-term trends toward flat panel display usage, the Company has focused its efforts as well as its acquisition strategy toward flat panel technologies for niche market applications in the medical, simulation, training and military markets. Other types of technology, including HDTV, have not had a significant impact on the Company's business. HDTV utilizes both CRT and flat panel technology and, therefore, has potential positive effects on the Company due to higher margin CRT replacements. There may be long-term negative effects should the HDTV market move toward greater flat panel utilization, but HDTV is expected to have a positive impact on the Company's CRT business in the near term, although there can be no assurance that this will be the case. The Company will continue to monitor these trends and make adjustments to its CRT inventory levels and operating facilities to reflect changes in demand.

Electronic Parts

        Fox International distributes consumer electronic parts of most major consumer electronics manufacturers, both foreign and domestic. This subsidiary resells these products to major electronic distributors, retail electronic repair facilities, third-party contractual repair shops, and directly to consumers. In its relationship with consumer electronic manufacturers, Fox International receives the right, often exclusively, to ship parts to authorized dealers. Many of the manufacturers also direct inquiries for replacement parts to Fox International. Manufacturers require a distributor to stock their most popular parts and monitor the order fill ratio to ensure that their customers have access to sufficient replacement parts. Fox International attempts to maintain high fill ratios in order to secure favored distributor status from the manufacturers, requiring a significant investment in inventories. Fox International added a call center that was fully operational in the fourth quarter of fiscal 2005. This call center is a consumer and dealer support center for both in-warranty and out-of-warranty household products, appliances, parts and electronics for Black & Decker, Delonghi, Norelco, Coby, and numerous other manufacturers. This call center also performs as a technical support center for the same manufacturers.

Patents and Trademarks

        The Company is currently in the process of applying for several patents on newly developed products and technology and holds patents with respect to certain products and services. The Company also sells products under various trademarks and tradenames. Additionally, the Company licenses certain electronic technology to other manufacturing companies, which generated royalty revenues of approximately $92,000, $114,000 and $63,000 in fiscal 2005, 2004 and 2003, respectively. Although the Company believes that its patents and trademarks owned are of value, the Company believes that success in its industry primarily will be dependent upon incorporating emerging technology into new product line introductions, frequent product enhancements, and customer support and service. However, the Company intends to protect its rights when, in its view, these rights are infringed upon. The Company's key patents expire in 2014. The Company had several patents that had no significant value that were allowed to expire in 2004.

Seasonal Variations in Business

        Historically, there has not been seasonal variability in the Company's Display segment.

Working Capital Practices

        The Company has a $27,500,000 line of credit with Bank of America, as well as a $2,750,000 secondary line of credit with Fifth Third Bank for Fox International, which has been replaced subsequent to year end by a new $3,500,000 revolver, also with Bank of America. These lines are used primarily for the purchases of inventory as well as payments of accounts payable.

Concentration of Customers

        The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, television and avionics industries. The Company's Display segment had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, that comprised approximately 37%, 21% and 25% of Display segment net sales and 29%, 16% and 20% of consolidated net sales in fiscal 2005, 2004 and 2003, respectively. Sales to foreign customers were 11%,

14% and 14% of consolidated net sales for fiscal 2005, 2004 and 2003, respectively. The Company's wholesale electronic parts distributor, Fox International, had net sales to one customer, National Parts, Inc., that comprised approximately 24%, 19% and 18% of that subsidiary's net sales in fiscal 2005, 2004 and 2003, respectively. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

        The Company's backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company's backlog was approximately $29,901,000 at February 28, 2005 and $23,206,000 at February 29, 2004. The Company's Lexel division comprised $9,291,000 or 31% and $9,203,000 or 40% of the 2005 and 2004 backlog, respectively. It is anticipated that more than 95% of the February 28, 2005 backlog will ship during fiscal 2006.

Government Contracts

        The Company, primarily through its Aydin, Teltron, Lexel, XKD and Display Systems subsidiaries, had contracts with the U.S. government (principally the Department of Defense and Department of Defense subcontractors) which generated revenues of approximately $23,761,000, $16,975,000 and $15,083,000 for the fiscal years ended 2005, 2004 and 2003, respectively. The Company's costs and earnings in excess of billings on these contracts were approximately $284,000 at February 28, 2005 and $411,000 at February 29, 2004. The Company had no billings in excess of costs and earnings on these contracts at February 28, 2005 and February 29, 2004. These contracts are typically less than twelve months in duration and specify a set number of units to be shipped based on a set delivery schedule. Most of these government contracts are on a per unit basis. These contracts are subject to government audit to ensure conformity with design specifications.

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

Research and Development

        The objectives of the Company's research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing cathode ray and electron optic technology. The Company continues its research and development in advanced infrared imaging ("IR") for commercial and military applications. The Company has funded additional IR research in partnership with the University of Rhode Island. Potential future markets for IR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. Although during fiscal 2005 the Company has incurred increasingly higher costs for basic research or new product development (increasing by nearly $500,000 over fiscal 2004), it has not segregated these costs as a separate item but has included such costs in the consolidated financial statements as a part of general and administrative costs. Research and development costs amounted to approximately $652,000, $162,000 and $285,000 in fiscal 2005, 2004 and 2003, respectively.

Employees

        As of February 28, 2005, the Company employed a total of 473 persons on a full time basis. Of these, 134 were employed in executive, administrative, and clerical positions, 100 were employed in sales and distribution, and 239 were employed in manufacturing operations. A union represents 2 employees at the Wintron location in Howard, Pennsylvania. The Company believes its employee relations to be satisfactory.

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

        Compared to domestic manufacturing prices on new CRTs, the Company's prices are competitive due to lower manufacturing costs associated with recycling the glass portion of previously used tubes, which the Company obtains at a fraction of the cost of new glass. The Company has to date been able to maintain competitive pricing with respect to imported CRTs because, generally, the CRT replacement market is characterized by customers requiring a variety of types of CRTs in quantities not large enough to absorb the additional transportation costs incurred by foreign CRT manufacturers.

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

        The Company believes that it has a competitive advantage in the monitor industry due to its ability to handle lower volume orders as well as its ability to provide internally produced component parts. As a result, the Company can offer more customization in the design and engineering of new products.

        With the operations of Lexel, Display Systems and XKD Corp., the Company has become one of the leading suppliers within the specialty display markets, especially in the military and medical imaging industries.

        The Company utilizes flat panel displays in many of its monitor units. These flat panels are purchased from OEMs. The revenue generated in fiscal 2005 from products utilizing flat panel technology was $8,910,000 as compared to $6,329,000 a year ago. Being in the replacement market, the Company has the opportunity to see trends in OEM sales, and while the growth in flat panel products is outpacing growth in CRT products, on a percentage basis, the CRT market remains more dominant. Because of this, the Company still considers the replacement CRT market to be a viable market for its products. As trends continue to define themselves, and replacement of these products occur in five to seven years, the Company foresees a bigger impact and utilization of flat panel products in its business.

There is competition in the area of flat panel technology and the Company will rely on its ability to adapt and incorporate designs into its future products so that it may compete in a profitable nature. The flat panel market is made up of many competitors of various sizes, none holding a dominant position in the flat panel marketplace.

        The Company's competition in the consumer electronics parts segment comes primarily from other parts distributors. Many of these distributors are smaller than Fox International but a few are of equal or greater revenue size. Prices for major manufacturers' products can be directly affected by the manufacturers' suggested resale price. The Company believes that its service to customers and warehousing and shipping network give it a competitive advantage. Fox International sells a wide variety of electronic parts and accessories, including semiconductors, resistors, audio/video parts and batteries. In addition, Fox International operates a call center that serves as both a consumer and dealer support center for household products, parts and accessories, as well as serving as a technical support center for these products.

ITEM 2. PROPERTIES

        The Company leases its corporate headquarters at 1868 Tucker Industrial Drive in Tucker, Georgia (within the Atlanta metropolitan area) and its headquarters occupy approximately 10,000 square feet of the total 59,000 square feet at this location. The remainder is utilized as warehouse and assembly facilities. This location, as well as one other, is leased from a related party at current market rates. See "Item 13—Certain Relationships and Related Transactions". Management believes the facilities to be adequate for its needs. The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires
CRT, Monitor and Electron Gun Manufacturing and Warehouse Facilities
Tucker, Georgia	59,000	October 31, 2008
Stone Mountain, Georgia	45,000	December 31, 2007
White Mills, Pennsylvania	110,000	Company Owned
Bossier City, Louisiana	26,000	Company Owned
Lye, England	4,800	February 28, 2006
Birdsboro, Pennsylvania	40,000	Company Owned(a)
Phelps, New York	32,000	Company Owned
Howard, Pennsylvania	19,000	Company Owned
Cape Canaveral, Florida	30,000	January 16, 2006
Lexington, Kentucky	152,000	March 31, 2010
San Jose, California	10,500	March 31, 2006
Wholesale Electronic Parts Distribution
Bedford Heights, Ohio	60,000	Company Owned(b)
Richardson, Texas	13,000	April 30, 2007
Buffalo, New York	30,000	July 31, 2007

(a)
The Birdsboro, Pennsylvania property secures a mortgage loan from a bank with a principal balance of $557,000 as of February 28, 2005. The mortgage loan bears interest at a variable rate, currently 7.35%. Monthly principal and interest payments of $5,000 are payable through October 2021.

(b)
At fiscal year end, the Bedford Heights, Ohio property secured a mortgage to a bank with a principal balance of $479,000 and bearing interest at a variable rate, at 6.0%. Monthly principal and interest payments of $6,000 are payable through December 2008 with a final payment of $350,000 due in December 2008. Subsequent to fiscal year end February 28, 2005, this mortgage note was repaid with proceeds from a lower rate revolver loan from Bank of America.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") national market system under the symbol VIDE.

        The following table shows the range of prices for the Company's common stock as reported (and as adjusted for the stock dividend discussed below) by NASDAQ for each quarterly period beginning on March 1, 2003. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions. These prices have been adjusted to reflect the 100% stock dividend paid in November 2004.

	For Fiscal Years Ended
	February 28, 2005		February 29, 2004
Quarter Ended
	High	Low	High	Low
May	$9.65	$7.25	$4.00	$2.82
August	18.45	9.13	4.99	3.00
November	18.39	11.55	6.50	4.39
February	15.77	11.02	7.77	5.63

        There were approximately 2,000 holders of record of the Company's common stock as of May 16, 2005.

        The Company paid a cash dividend of $0.04 per share or $392,000 in December 2004 and $0.025 per share or $245,000 in January 2004. Payment of cash dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors which the Board of Directors may deem appropriate. The Company is restricted by certain loan agreements regarding the payout of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of February 28, 2005 regarding compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance.

Stock Option Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	272,000	$2.42	263,000
Equity compensation plans not approved by security holders	—	—	—

Total	272,000	$2.42	263,000

Recent Sales of Unregistered Securities

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

Issuer Purchases of Equity Securities

        The Company did not repurchase any of its equity securities during the fourth quarter of the fiscal year covered by this Report.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain selected financial data with respect to the Company's last five fiscal years.

        Data relating to the five fiscal years ended February 28, 2005 are derived from the Consolidated Financial Statements appearing elsewhere in this Report or in previous reports, which have been audited by BDO Seidman, LLP, independent registered public accounting firm. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, Management's Discussion and Analysis, the consolidated financial statements of the Company, the notes thereto and the report thereon included elsewhere in this Report.

	For Fiscal Years Ended
	Feb. 28, 2005	Feb. 29, 2004	Feb. 28, 2003(b)	Feb. 28, 2002	Feb. 28, 2001(c)
	(In Thousands, Except Per Share Data)
Statement of Operations Data
Net sales	$82,740	$76,592	$76,582	$72,366	$70,806
Gross profit	27,011	24,988	19,540	22,912	20,883
Goodwill amortization expense	—	—	—	320	318
Operating profit (loss)	6,779	6,269	(2,622)	3,651	2,489
Net income (loss)	3,722	3,165	(3,286)	1,182	31

Net income (loss) per share—basic(a)	$0.38	$0.34	$(0.35)	$0.13	$0.00
Net income (loss) per share—diluted(a)	$0.38	$0.32	$(0.35)	$0.12	$0.00
Average number of shares outstanding—basic(a)	9,673	9,348	9,516	9,402	9,104
Average number of shares outstanding—diluted(a)	9,903	9,800	9,516	10,146	9,278
Cash dividends per share	$0.04	$0.03	$—	$—	$—
Balance Sheet Data (at year end)
Total assets	$61,779	$54,551	$57,335	$61,841	$56,882
Working capital	$37,220	31,947	26,739	27,569	26,311
Long-term obligations	20,571	16,489	14,466	14,957	14,020
Redeemable common stock	—	—	100	—	—

(a)
Includes the effects of a 20% stock dividend declared in March 2001 and issued on April 16, 2001 for all periods presented, as well as the effects of a 2 for 1 stock split effected in the form of a 100% stock dividend in November 2004.

(b)
In connection with the winding up of its manufacturing operations in Mexico and three domestic facilities, the Company recorded impairment charges of $7,163,000, including the write off of its related foreign currency cumulative translation account balance of $1,296,000.

(c)
Includes the impact of the Lexel acquisition in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two segments—(1) the manufacture and distribution of monitors, projection systems and CRT displays and (2) the wholesale distribution of consumer electronic parts. The display segment is organized into four interrelated operations aggregated into one operating segment pursuant to the aggregation criteria of SFAS 131:

  •
  Monitors—offers a complete range of CRT, flat panel and projection display systems for use in training and simulation, military, medical and industrial applications.

  •
  Data Display—offers a complete range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

  •
  Home Entertainment—offers a complete range of CRTs and projection tubes for television and home theater equipment.

  •
  Components—provides replacement electron guns and other components for CRTs primarily for servicing the Company's internal needs.

Fiscal 2005 Highlights

  •
  Monitor revenue—the Company's monitor continued a strong growth trend. The Company continues to compete in various niche markets within the defense, medical and projection display industries. Net sales in monitors increased in fiscal 2005 by $4,906,000 or 10.7% compared to fiscal 2004. Management attributes this to increased demand within the defense sector, as well as its third quarter acquisition of certain assets of Evans & Sutherland, Inc. which now gives the Company the ability to compete in the commercial flight training and simulation market.

  •
  Data Display revenue—the Company's data display revenues increased $708,000 or 9.1% in fiscal 2005 compared to fiscal 2004. These increases reflect the Company's sales of projection tubes from its Data Display location in Tucker, GA, which carry a higher unit price than its' normal inventory.

  •
  Purchase of assets—in October 2004, the Company finalized the purchase of certain inventories, fixed assets, and various other intangible assets of Evans & Sutherland, Inc. Following that agreement, the Company consolidated all manufacturing, sales and support with its established Marquee™ projector operations in Cape Canaveral, Florida. This consolidation process was complete by the end of the fourth fiscal quarter.

  •
  New credit facility—in November, 2004, the Company finalized a new line of credit to replace its prior credit facility. Under the terms of this new facility, the bank paid off the existing line of credit, as well as the term note collateralized by the assets of Aydin, Inc., a note due to an officer of the Company and the loan from the Chief Executive Officer used to finance the purchase of the Evans & Sutherland, Inc. assets. The maximum amount available for borrowings under this new line is $27,500,000 compared to $12,000,000 under the prior facility. Proceeds from this line are available for working capital needs of the Company and are subject to various covenants. As of February 28, 2005, the Company was in compliance with all loan covenants.

Fiscal 2005 Challenges

        Inventory management—the Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.

        Certain of the Company's divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. This level of inventory is higher than some of the Company's competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor portion of the Company's business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors.

        The wholesale distribution segment also maintains in inventory a broad range of products (which contributes to a higher total inventory) in order to be able to promptly provide those customers who are buying products, or obtaining warranty replacements, for electronic part components.

        In fiscal 2005 and 2004, the Company recorded consolidated provisions of approximately $1.4 million and $1.5 million, respectively, for obsolescence and overstock.

Operations

        The following table sets forth, for the fiscal years indicated, the percentages which selected items in the Company's consolidated statements of operations bear to total revenues:

        (See Item 1. Business—Description of Principal Business and Principal Products for discussion about the Company's Products and Divisions. See also Note 15 to the Consolidated Financial Statements—Segment Information)

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Sales:
Display segment
Monitors/Projectors	$50,806	61.4%	$45,900	59.9%	$42,417	55.4%
Data display CRTs	8,510	10.3	7,801	10.2	9,405	12.3
Home entertainment CRTs	4,281	5.2	5,574	7.3	6,223	8.1
Electron guns and components	813	1.0	1,122	1.5	1,514	2.0

Total Display Segment	64,410	77.8	60,397	78.9	59,559	77.8
Wholesale distribution segment
Consumer electronic parts	18,330	22.2	16,195	21.1	17,023	22.2

	82,740	100.0	76,592	100.0	76,582	100.0

Costs and expenses:
Cost of goods sold	55,729	67.4	51,604	67.4	57,042	74.5
Selling and delivery	7,035	8.5	6,930	9.0	7,830	10.2
General and administrative	13,197	15.9	11,789	15.4	13,036	17.0
Recognized foreign currency translation loss	—	—	—	—	1,296	1.7

	75,961	91.8	70,323	91.8	79,204	103.4

Operating profit (loss)	6,779	8.2	6,269	8.2	(2,622)	(3.4)
Interest expense	(1,060)	(1.3)	(1,182)	(1.5)	(1,493)	(1.9)
Other income (expense), net	176	0.2	(50)	(0.1)	(197)	(0.3)

Income (loss) before taxes	5,895	7.1	5,037	6.6	(4,312)	(5.6)
Income tax (benefit) expense	2,173	2.6	1,872	2.4	(1,026)	(1.3)

Net income (loss)	$3,722	4.5%	$3,165	4.1%	$(3,286)	(4.3)%

Fiscal 2005 Compared to Fiscal 2004

Net Sales

        Consolidated net sales increased $6,148,000 for fiscal 2005 or 8.0% compared to fiscal 2004 net sales. The Display segment increased $4,013,000 or 6.6% while the wholesale parts segment increased $2,135,000 or 13.2% for the comparative periods.

        The net increase in Display segment sales in fiscal 2005 is attributed to continued growth in monitor revenues of $4,906,000, as well as increases within the data display revenues of $708,000 compared to the prior fiscal year. There were offsetting declines within the home entertainment and component parts revenues of $1,292,000 and $309,000, respectively.

        Increases in monitor revenues reflect new contracts with Boeing Co., Lockheed Martin, and others, which began in fiscal 2004. Specifically, Display Systems and Aydin Displays posted increases of $5,364,000 and $3,134,000, respectively compared to fiscal 2004. There were offsetting declines of $3,524,000 at Lexel during the year due to the fact that Lexel completed one of its major contracts during fiscal 2004. Lexel's other product lines, however, maintained backlogs of $9,291,000 at February 28, 2005.

        Increases in data display revenues are attributed primarily to Management's decision in late fiscal 2004 to distribute commercial and military projection tube displays from its Data Display location in Tucker, Georgia. These projection tube displays carry a higher price per unit than its' normal inventory.

        Within the entertainment division, sales declined $1,292,000 compared to fiscal 2004. There were declines of $247,000 at the Novatron location, which is a result of management's decision in late fiscal 2004 to distribute projection tube displays from its Data Display location, which is a part of the data display division. The Magnaview location showed decreases of $142,000 compared to last fiscal year. Management closed this location in January 2005 and merged its operations with its Chroma location in White Mills, PA as of February 1, 2005. The Chroma location showed decreases of $905,000 compared to fiscal 2004, which is a result of weaker demand in the television tube replacement market. The Company is the primary supplier of replacement television CRTs to the domestic entertainment market. A majority of the entertainment division's sales (37%) are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25" to 30"), fewer extended warranties were sold by retailers, a trend consistent with the past two fiscal years. The Company remains the primary supplier of product to meet manufacturers' standard warranties. Growth in this division will be negatively impacted by the decreasing number of extended warranties sold for the larger, more expensive sets.

        Sales of component parts declined $309,000 compared to the fiscal year ended February 29, 2005. Sales of these parts have declined over the past two fiscal years due to weaker demand for electron gun and stem sales. Electron gun sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers. These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets. The Company's Wintron location is in the process of transitioning to two newer camera technologies. One such technology will assist border guards with under car inspections and another will assist correctional facilities with the supervision of inmates. If successful, the Company believes these new technologies will have a positive impact on the component division sales.

        Within the wholesale parts segments, sales were positively impacted by the addition of a new call center in fiscal 2005. This call center added approximately $3,153,000 in new sales for the fiscal year, which was offset by declines in other areas of that segment's business of $1,018,000.

Gross Margins

        Consolidated gross profit margins remained unchanged at 32.6% for the year ended February 28, 2005 as compared to the fiscal year ended February 29, 2004. Display margins decreased slightly to 29.3% from 29.6% and the wholesale electronic parts margins remained relatively unchanged at 44.4% for the year ended February 28, 2005 as compared to 44.0% at February 29, 2004.

        Within the Display segment, data display gross margins decreased from 19.1% at February 29, 2004 to 16.2% at February 28, 2005. During the fourth quarter of fiscal 2005, management decided to increase its reserve for inventory obsolescence within this division. Excluding the effects of this adjustment, gross margins for data display would've been 20.9% for the year ended February 28, 2005, which reflects the positive impact of management's decision to distribute higher margin projection tubes from its Data Display location in Tucker, GA. Gross margins in home entertainment CRTs decreased from 42.6% at February 29, 2004 to 36.7% at February 28, 2005. This reflects lower sales volume for the comparable periods. Revenues decreased $1,292,000 for the comparable periods. In monitors/projectors, gross margins increased from 29.1% to 30.4% for the comparable periods. This increase is attributable to increases in revenues of $4,906,000. Revenues increased without a corresponding increase in costs by improving production efficiency as fixed costs were absorbed by greater production. Gross margins from component parts sold decreased from 58.4% to 56.1% for the comparable periods. This decrease was due to decreases in sales within this division of $309,000 for the comparable periods.

Operating Expenses

        Consolidated operating expenses as a percentage of sales remained flat at 24.4% for the year ended February 28, 2005 as compared to the year ended February 29, 2004.

        Display segment operating expenses increased $359,000, while operating expenses for the consumer parts distribution segment increased $1,154,000. Within the Display segment, most of this increase was posted within the monitor operations as increased growth has required additional administrative support. The Company's Cape Canaveral operations have added 20 people during the fiscal year ended February 28, 2005. Within the consumer parts distribution segment, these increases reflect additional labor and overhead associated with its new call center that was opened in fiscal 2005.

Interest Expense

        Interest expense decreased $47,000 for the year ended February 28, 2005 as compared to the year ended February 29, 2004. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. LIBOR and prime rates were slightly lower during the comparable periods.

Income Taxes

        The effective tax rate for fiscal 2005 was 36.9% compared to 37.6% for fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003

Net Sales

        Consolidated net sales increased $10,000 for fiscal 2004 or less than 1% over fiscal 2003 net sales. The Display segment increased $838,000 or 1.4% while the wholesale parts segment sales decreased $828,000 or 4.9% for the comparative periods.

        The net increase in Display segment sales in fiscal 2004 is attributed to growth in revenues from monitors and projectors sales of $3,483,000. This increase is attributed in large part to stronger demand from military and defense contractors. Offsetting declines occurred in net sales of the data display, entertainment, and component parts divisions of $1,604,000, $649,000 and $392,000, respectively.

        The net gain in monitor and projector sales includes increases from Display Systems of $4,367,000, Aydin Displays of $1,903,000 and XKD of $467,000 (cockpit displays). These increases reflect revenues from new contract orders received from the Boeing Co., Lockheed Martin and others during fiscal 2004. There were offsetting declines during the fiscal year of $941,000 at the Lexel operation. One of its major contracts was completed during fiscal 2004, though Lexel's other product lines, including direct view storage tubes, maintained backlogs of $9,203,000 at February 29, 2004. The other offsetting declines were the result of the Company's decision to close two locations, MegaScan and Wolcott, in fiscal 2003. These two locations provided net sales of $270,000 and $868,000 during the 2003 fiscal year. Management attributes the overall increase within this segment to increased demand within the defense sector. Revenue on new government orders was $9,865,000 for the 2004 fiscal year.

        Declines in the data display revenues of $1,604,000 for fiscal 2004 compared to 2003 continue to reflect the continued sluggish replacement market for CRTs. These declines are due to decreased unit sales in fiscal 2004 and not to the loss of any particular customers. These declines are also a reflection of customer decisions to purchase new monitors with updated products and technologies instead of repairing older monitors. The Company reduced bulk purchases of last time buys of CRTs in an effort to lower the Company's exposure to potential future declines in demand.

        Component parts revenue declined by $392,000 for the fiscal year ended 2004 as compared to a year ago. Electron gun and stem sales were negatively impacted by weaker demand during the fiscal year, while the Company's Wintron location was negatively impacted as they transition to newer technologies. Electron gun sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers. These sales have declined as consumers move towards purchasing new technology as opposed to repairing existing sets.

        Net revenues from projection tube CRTs decreased $52,000, while declines in sales of replacement television CRTs totaled $597,000 for the year ended February 29, 2004 as compared to the same period in the previous fiscal year. The Company is the primary supplier of replacement television CRTs to the domestic entertainment market. A majority of the entertainment CRT sales (37%) are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25" to 30"), fewer extended warranties are sold by retailers, a trend consistent with the two previous fiscal years. The Company remains the primary supplier of the manufacturer's standard warranties. Growth in home entertainment CRT sales is expected to be impacted by the timing and number of extended warranties sold for the larger, more expensive sets. Due to the fact that the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce the exposure to obsolescence. In fiscal 2004, retail trends continued to indicate increased sales in the mid-to-larger size television sets.

        Flat panel technology has not had a significant impact on the television replacement market. Most of the flat panel units sold within the television market are for commercial usage rather than end user consumer usage. Within the data display and monitor divisions, there has been an impact by flat panel technology. The Company has converted manufacturing of certain subsidiaries within these divisions to produce flat panel products. The Company's XKD and Aydin subsidiaries flat panel sales for fiscal 2004 comprised approximately 50% and 90% of their total net sales, respectively.

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

Gross Margins

        Consolidated gross profit margins increased to 32.6% from 25.5% for the year ended February 29, 2004 as compared to the year ended February 28, 2003. Display segment margins increased from 19.6% to 29.6% and the wholesale electronic parts segment margins decreased from 46.0% to 44.0%.

        Display segment margins were impacted by a variety of factors. The Company's monitor sales increased 8.2% while cost of sales increased 2.2%. An increase of high volume orders in 2004 versus 2003 helped keep costs down by improving production efficiency as fixed costs were absorbed by greater throughput. To a lesser extent, Data Display sales experienced higher margins due to the Company's ability to purchase CRTs from cheaper outside sources, as opposed to manufacturing these products at the former Mexico subsidiary. Purchases from these outside sources average approximately $17 per CRT as opposed to $37 per CRT from the former Mexico subsidiary. Fiscal 2003 included write-downs and write-offs of inventories and manufacturing equipment of $4,754,000 related to the closing of operations of Mexico, Wolcott, MegaScan, and Aydin UK locations. Excluding the effects of these adjustments, Display segment margins would have been 27.8% for fiscal 2003. Additionally, several CRT locations with higher volume, particularly Aydin, Display Systems and XKD, were able to achieve these increases without adding comparable fixed overhead and as such their margins were generally improved.

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

        Excluding the above adjustments, Display segment expenses decreased $1,691,000 and Wholesale Parts segment expenses increased $116,000. The closure of the three facilities, relocation of the Aydin facility and other cost cutting programs implemented in late fiscal 2003 resulted in the decreased CRT expense. Specifically, the closure of the Wolcott, MegaScan and Mexico operations resulted in savings of $105,000, $359,000 and $1,295,000 of operating costs, respectively. The savings are due to a reduction of compensation expense caused by the decrease in personnel and a reduction in overhead caused by the closures of these facilities in the prior year. Increases to the Wholesale Parts segment include increases to warehouse rent and labor of approximately $57,000, as well as corporate expenses totaling $41,000 allocated during fiscal 2004 that were not allocated previously.

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

Income Taxes

        The effective tax rate for fiscal 2004 was 37.6% compared to (23.9)% for fiscal 2003. The effective tax rate for 2004 was lower than the Federal statutory rate due to differences between income tax and financial reporting purposes relating primarily to the effect of state income taxes and the non-deductibility of certain expenses for tax purposes.

Management's Discussion of Liquidity and Capital Resources

        At February 28, 2005 and February 29, 2004, the Company had total cash and cash equivalents of $1,471,000 and $3,021,000, respectively. The Company's working capital was $37,220,000 and $31,947,000 at February 28, 2005 and February 29, 2004, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities and long-term debt.

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

        The Company continually monitors its cash and financing positions in order to find ways to lower its interest costs and to produce positive operating cash flow. The Company examines possibilities to grow its business as opportunities present themselves, such as new sales contracts or niche acquisitions. There could be an impact on working capital requirements to fund this growth. As in the past, the intent is to finance such projects with operating cash flows or existing bank lines; however, more permanent sources of capital may be required in certain circumstances. In March 2004, the Company signed an agreement in principle to acquire the assets of Colorado based Data-Ray Corporation's CRT monitor operations. The asset purchase included the issuance of the Company's common stock and cash to the seller of $550,000 total consideration. The transaction closed in the first quarter of fiscal 2005. In November 2004, the Company purchased inventories, fixed assets and intangible assets of Evans & Sutherland for $5,250,000 cash.

        Cash provided by operations was $2,350,000 in 2005, $7,148,000 in 2004 and $3,009,000 in 2003. Working capital requirements increased $3,963,000 in 2005 due primarily to greater investments in inventory within the Company's monitor operations related to contracts begun in fiscal 2004. Working capital requirements decreased $908,000 in 2004 due primarily to improved inventory management resulting in a $1,006,000 decrease in inventories, net of reserves. Compared to prior years, inventory turnover has remained flat and the Company has reduced its bulk purchases of last time buys of CRTs as it anticipates future reduced demand for these products in the replacement market. Working capital requirements increased $1,974,000 in 2003 due primarily to purchase requirements within the monitor divisions related to contracts that began in the fourth quarter of that year, $1,754,000, and to reductions in accounts payable and accrued liabilities of $1,722,000 from cash generated from earnings, offset somewhat by reductions in accounts receivable of $943,000 due to better collection efforts within the data display and monitor divisions. The average days outstanding for accounts receivable decreased from 58 days in fiscal 2003 to 53.5 days in fiscal 2004, due to more aggressive collection efforts.

        Investing activities used cash of $6,169,000, $697,000 and $1,106,000 in 2005, 2004 and 2003, respectively. In 2005, the primary use of cash was related to the acquisition of inventories and related assets of Evans & Sutherland, Inc. This asset acquisition of $5,250,000 was integrated into the Company's Cape Canaveral, Florida facility. Capital expenditures were $769,000 in 2005 as compared to $727,000 and $1,137,000 in 2004 and 2003, respectively. Capital expenditures in 2005 and 2004 were primarily for building improvements and computer hardware. Capital expenditures in 2003 primarily related to additions to the facility in Birdsboro, Pennsylvania and fixed assets and trademarks purchased to assist in the integration of the Christie projector product line at the Cape Canaveral, Florida facility. Additions to debt of $463,000 in 2003 were incurred to finance a portion of the building addition costs. The Company does not anticipate any significant investment in capital assets for 2005.

        Financing activities provided cash of $2,318,000 in 2005 and used cash of $5,942,000 and $1,217,000 in 2004 and 2003. During 2005, the Company used cash of $14,358,000 from its new line of credit to pay off its original line of credit, plus a term note and a note to an officer of the Company. Cash of $5,250,000 was also used to fund the purchase of assets of Evans and Sutherland, Inc. The Company also paid a cash dividend during 2005 of $392,000 or $0.04 per share. During 2004 and 2003, the Company used cash of $4,386,000 and $840,000, respectively, towards debt reduction. The Company paid a cash dividend in fiscal 2004 of $245,000 or $0.05 per share. Though the Company's primary objective is to reduce debt and grow through acquisitions, the Board also believed that the benefits of a cash dividend to shareholders under the new tax laws regarding dividends needed to be considered.

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

        In November 2004, the Company finalized a new line of credit to replace its' prior credit facility. Under the terms of this new facility, the bank paid off the existing line of credit, as well as the term note collateralized by the assets of Aydin, Inc., a note due to an officer of the company and the loan from the Chief Executive Officer used to finance the purchase of the Evans & Sutherland, Inc. assets. The maximum amount available for borrowings under this new line is $27,500,000 compared to $12,000,000 under the prior facility. Proceeds from this line are available for working capital needs of the Company and are subject to various covenants. As of February 28, 2005, the Company was in compliance with all covenants.

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

        Subsequent to year end, the Company finalized and agreement with Bank of America to replace its secondary line of credit with Fifth Third Bank with a new $3,500,000 credit facility. As part of the agreement, the Company paid off the balance of the prior facility as well as a mortgage held with Fifth Third bank.

Transactions with Related Parties, Contractual Obligations and Commitments

        At February 29, 2004, the Company had outstanding borrowings from its CEO in the amount of $8,216,000, with principal due in 2006 and monthly interest due at the higher rate of 6% or prime (4.25% at February 29, 2004) plus 1%. During November 2004, the Company negotiated a credit facility with a new lender. As part of the new agreement, the bank agreed to pay off the amount due to the Company's CEO, and accordingly, at February 28, 2005, the balance due to him was $0.

        During fiscal 2004, the Company repaid $80,000 to an Officer and Director, resulting in a balance of $75,000 at February 29, 2004. Principal payments of $120,000 were made in fiscal 2005, while an additional $240,000 was borrowed during the fiscal year, resulting in a balance of $195,000 at February 28, 2005. These borrowings bear interest at 6%.

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

Contractual Obligations

        Future maturities of long-term debt and future contractual obligations due under operating leases are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$23,604,000	$3,314,000	$19,524,000	$92,000	$674,000
Interest obligations on long-term debt	1,078,000	152,000	891,000	4,000	31,000	(a)
Capital lease obligations	—	—	—	—	—
Operating lease obligations	4,955,000	1,595,000	2,827,000	533,000	—
Purchase obligations	345,000	329,000	16,000	—	—
Other long-term liabilities reflected on the Registrant's balance sheet under GAAP	—	—	—	—	—

Total	$29,982,000	$5,390,000	$23,258,000	$629,000	$705,000

(a)
This line item was calculated by utilizing the weighted average rate on outstanding long-term debt as of February 28, 2005.

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

Reserves on inventories

        Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company's investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management attempts to determine by historical usage analysis and interchangeability of CRT types along with repair contracts currently maintained by its customers, as well as numerous other market factors, the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company's replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEM's, new products being marketed, and technological advances relative to the product capabilities of the Company's existing inventories. There have been no significant changes in management's estimates in fiscal 2005 and 2004; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

        In fiscal 2005, the Company wrote off approximately $835,000 of inventory. The Company wrote off approximately $1,373,000 of inventory in fiscal 2004 related to changing market conditions affecting primarily its Southwest Vacuum and Fox International businesses. The reserve for inventory obsolescence was approximately $3,057,000 and $2,506,000 at February 28, 2005 and February 29, 2004, respectively. Amounts written off in 2005, 2004 and 2003 were $835,000, $1,373,000 and $4,254,000, respectively.

Revenue Recognition

        Revenue is recognized on the sale of products when the products are shipped, all significant contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured. The Company's delivery term typically is F.O.B. shipping point.

        In accordance with EITF 00-10, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of operations.

        A portion of the Company's revenue is derived from contracts to manufacture CRTs to a buyers' specification. These contracts are accounted for under the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". These contracts are fixed-price and cost-plus contracts and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

        The Wholesale Parts segment has several distribution agreements that it accounts for using the gross revenue basis as prescribed by EITF 99-19. The Company uses the gross method because the Company has general inventory risk, physical loss inventory risk and credit risk. The call center service revenue is recognized based on written pricing agreements with each manufacturer, on a per call, per email or per standard mail basis.

Allowance for bad debts

        The allowance for bad debts is determined by reviewing all accounts receivable and applying historical credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors as well as past payment history and overall trends in past due accounts compared to established thresholds. The Company monitors credit exposure and assesses the adequacy of the allowance for bad debts on a regular basis. Historically, the Company's allowance has been sufficient for any customer write-offs. Although the Company cannot guarantee future results, management believes its policies and procedures relating to customer exposure are adequate.

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

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R) (revised 2004) Share-Based payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes Accounting Principal Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as based on their fair values. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition in the financial statements. Statement 123 (R) is effective for the Company beginning March 1, 2006. The Statement offers several alternatives for implementation. At this time, management has not made a decision as to the alternative it may select.

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is currently evaluating the impact that adoption of SFAS No. 151 will have on its financial position and results of operations.

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

  •
  The continued availability of financing on favorable terms cannot be assured.

Impact of Inflation

        Inflation has not had a material effect on the Company's results of operations to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $23,604,000 of outstanding debt at February 28, 2005 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company's interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $236,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at February 28, 2005. The Company does not trade in derivative financial instruments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

        Based on their evaluation as of February 28,2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-K. The areas of the internal controls that are deemed by Management to contain material weakness surround the failure to retain financial reporting personnel necessary to properly identify and record in a timely fashion, non-routine transactions and to prepare financial statements and related disclosures timely; and the failure of Management to routinely review and approve on a monthly basis all repetitive and non-repetitive journal entries made at divisional levels, to ensure that all entries were made and calculated properly, which could effect the reported results for the accounting period.

Changes in internal controls.

        The control weakness stated in the above Evaluation of Procedures requires the Company to make changes in internal controls over financial reporting. The Company is actively seeking additional financial reporting personnel with the requisite skills; a change in controls to require that Corporate Management review and approve the accounting for all non-routine transactions entered into; and a change in controls to require that Company divisional accounting personnel be required to submit all non-repetitive monthly, or other period, journal entries to Corporate Management for review and approval prior to entry into divisional or corporate records. Management believes that these changes in review procedures and the addition of financial reporting personnel will ensure that the disclosed weakness in reporting procedures no longer should have a material effect on financial reporting.

Limitations on the effectiveness of controls.

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Video Display Corp. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2005 fiscal year end (the "2005 Proxy Statement"), with respect to directors and executive officers of the Company under the headings "Election of Directors" and "Executive Officers", is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2005 Proxy Statement under the heading "Compensation and Stock Option Committee Report" or under the heading "Performance Graph" shall not be incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information contained in Video Display Corporation's Proxy Statement to be filed within 120 days of the Company's 2005 fiscal year end under the heading, "Executive Compensation and Other Benefits", with respect to executive compensation, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in the 2005 Proxy Statement under the headings "Common Stock Ownership" and "Executive Compensation and Other Benefits", is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained in the 2005 Proxy Statement under the heading, "Transactions with Affiliates", is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information contained in the 2005 Proxy Statement under the heading, "Audit Fees and All Other Fees" is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
	1.	Financial Statements:
		Index to Consolidated Financial Statements	F-1
	2.	Financial Statement Schedule:
		Index to Consolidated Financial Statements Schedule	F-29
(b)	Exhibits
Exhibit Number		Exhibit Description
*3	(a)	Articles of Incorporation of the Company.
*3	(b)	By-Laws of the Company.
*10	(a)	Employee Stock Option Plan.
*10	(b)	Lease dated January 1, 1992 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia.
*10	(c)	Lease dated November 1, 2003 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia.
10	(d)	$27,500,000 promissory note dated November 10, 2004 between Registrant (Maker) and Bank of America (Holder).
21		Subsidiary companies
23		Consent of BDO Seidman, LLP
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to other documents on file with the Securities and Exchange Commission which were previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 17, 2005	VIDEO DISPLAY CORPORATION
	By:	/s/ RONALD D. ORDWAY Ronald D. Ordway Chairman of the Board and Chief Executive Officer

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

Signature—Name	Capacity	Date

/s/ RONALD D. ORDWAY Ronald D. Ordway	Chief Executive Officer, Treasurer and Director	June 17, 2005
/s/ ERV KUCZOGI Erv Kuczogi	President and Director	June 17, 2005
/s/ CAROLYN HOWARD Carolyn Howard	Director	June 17, 2005
/s/ GREGORY A. KITTLE Gregory A. Kittle	Chief Financial Officer	June 17, 2005
/s/ PETER FREND Peter Frend	Director	June 17, 2005

Video Display Corporation and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of February 28, 2005 and February 29, 2004	F-3
Consolidated Statements of Operations for the years ended February 28, 2005 and February 29, 2004 and February 28, 2003	F-5
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended February 28, 2005 and February 29, 2004 and February 28, 2003	F-6
Consolidated Statements of Cash Flows for the years ended February 28, 2005 and February 29, 2004 and February 28, 2003	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Video Display Corporation
Tucker, Georgia

        We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries as of February 28, 2005 and February 29, 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended February 28, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness on the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 28, 2005 and February 29, 2004, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia June 14, 2005	/s/ BDO SEIDMAN, LLP

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	February 28, 2005	February 29, 2004
Assets (Notes 1, 7 and 8)
Current assets
Cash and cash equivalents	$1,471,000	$3,021,000
Accounts receivable, net of allowance of $339,000 and $251,000 (Note 18)	11,929,000	10,910,000
Inventories (Note 6)	32,105,000	26,275,000
Deferred income taxes (Note 14)	2,555,000	2,299,000
Prepaid expenses and other (Note 2)	744,000	1,639,000

Total current assets	48,804,000	44,144,000

Property, plant and equipment
Land	540,000	540,000
Buildings	7,155,000	7,016,000
Machinery and equipment	19,485,000	18,564,000

	27,180,000	26,120,000
Accumulated depreciation	(19,543,000)	(18,384,000)

Net property, plant and equipment	7,637,000	7,736,000

Goodwill (Note 4)	1,318,000	1,227,000
Other assets (Note 3)	4,020,000	1,444,000

	$61,779,000	$54,551,000

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	February 28, 2005	February 29, 2004
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$5,190,000	$4,103,000
Accrued liabilities (Note 12)	3,080,000	3,506,000
Lines of credit (Note 8)	2,688,000	2,610,000
Notes payable to officers and directors (Note 9)	49,000	19,000
Current maturities of long-term debt (Note 7)	577,000	1,959,000

Total current liabilities	11,584,000	12,197,000
Lines of credit (Note 8)	19,296,000	6,199,000
Long-term debt, less current maturities (Note 7)	848,000	2,018,000
Notes payable to officers and directors, less current maturities (Note 9)	146,000	8,272,000
Convertible notes payable, net of discount of $94,000 (Note 10)	281,000	—
Deferred income taxes (Note 14)	434,000	664,000

Total liabilities	32,589,000	29,350,000

Minority interests	123,000	123,000
Commitments (Notes 10, 16, 17 and 21)	—	—
Shareholders' equity (Notes 1, 4, 11 and 13)
Preferred stock; no par value—2,000,000 shares authorized, none issued and outstanding	—	—
Common stock; no par value—10,000,000 shares authorized; 9,704,000 and 4,792,000 shares issued and outstanding	7,026,000	6,318,000
Additional paid-in capital	92,000	92,000
Retained earnings	22,018,000	18,688,000
Accumulated other comprehensive loss	(69,000)	(20,000)

Total shareholders' equity	29,067,000	25,078,000

	$61,779,000	$54,551,000

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Operations

	February 28, 2005	February 29, 2004	February 28, 2003
Net sales (Note 18)	$82,740,000	$76,592,000	$76,582,000
Cost of goods sold	55,729,000	51,604,000	57,042,000

Gross profit	27,011,000	24,988,000	19,540,000

Operating expenses
Selling and delivery	7,035,000	6,930,000	7,830,000
General and administrative	13,197,000	11,789,000	13,036,000
Recognized foreign currency translation loss	—	—	1,296,000

	20,232,000	18,719,000	22,162,000

Operating profit (loss)	6,779,000	6,269,000	(2,622,000)

Other income (expense)
Interest expense	(1,060,000)	(1,182,000)	(1,493,000)
Other, net	176,000	(103,000)	(179,000)

	(884,000)	(1,285,000)	(1,672,000)

Income (loss) before income taxes and minority interests	5,895,000	4,984,000	(4,294,000)
Provision for (benefit from) income taxes (Note 14)	2,173,000	1,872,000	(1,026,000)

Income (loss) before minority interests	3,722,000	3,112,000	(3,268,000)
Minority interests	—	53,000	(18,000)

Net income (loss)	$3,722,000	$3,165,000	$(3,286,000)

Net income (loss) per share—basic	$0.38	$0.34	$(0.35)

Net income (loss) per share—diluted	$0.38	$0.33	$(0.35)

Average shares outstanding—basic	9,673,000	9,348,000	9,516,000

Average shares outstanding—diluted	9,903,000	9,800,000	9,516,000

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Current Year Comprehensive Income (Loss)
Balance, February 28, 2002	4,749,000	$5,325,000	$92,000	$20,635,000	$(1,393,000)
Net loss for the year	—	—	—	(3,286,000)	—	$(3,286,000)
Unrealized loss on marketable equity securities	—	—	—	—	(4,000)	(4,000)
Foreign currency translation adjustment	—	—	—	—	(132,000)	(132,000)
Foreign currency translation adjustment recognized in operations resulting from liquidation of foreign subsidiary	—	—	—	—	1,296,000	1,296,000

Total comprehensive income						$(2,126,000)

Issuance of common stock under stock option plan	12,000	37,000	—	—	—
Repurchase of common stock	(61,000)	(69,000)	—	(345,000)	—

Balance, February 28, 2003	4,700,000	5,293,000	92,000	17,004,000	(233,000)
Net income for the year	—	—	—	3,165,000	—	$3,165,000
Unrealized gain on marketable equity securities	—	—	—	—	25,000	25,000
Reclassification adjustment on the sale of marketable equity securities for a loss	—	—	—	—	126,000	126,000
Foreign currency translation adjustment	—	—	—	—	62,000	62,000

Total comprehensive income						$3,378,000

Conversion of convertible debentures	240,000	1,000,000	—	—	—
Issuance of common stock under stock option plan	75,000	312,000	—	—	—
Issuance of common stock	8,000	51,000	—	—	—
Repurchase of common stock	(231,000)	(338,000)	—	(1,236,000)	—
Dividend paid on common stock	—	—	—	(245,000)	—

Balance, February 29, 2004	4,792,000	6,318,000	92,000	18,688,000	(20,000)
Net income for the year	—	—	—	3,722,000	—	$3,722,000
Foreign currency translation adjustment	—	—	—	—	(49,000)	(49,000)

Total comprehensive income						$3,673,000

Issuance of common stock under stock option plan	28,000	183,000	—	—	—
Issuance of common stock	33,000	400,000	—	—	—
Issuance of 100% stock dividend	4,841,000	—	—	—	—
Conversion of debt to common stock	10,000	125,000	—	—	—
Dividend paid on common stock	—	—	—	(392,000)	—

Balance, February 28, 2005	9,704,000	$7,026,000	$92,000	$22,018,000	$(69,000)

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	February 28, 2005	February 29, 2004	February 28, 2003
Operating Activities
Net income (loss)	$3,722,000	$3,165,000	$(3,286,000)
Adjustments to reconcile net income (loss) to net cash cash provided by (used in) operating activities
Depreciation and amortization	1,449,000	1,322,000	1,313,000
Provision for losses on accounts and notes receivable	186,000	85,000	649,000
Provision for inventory reserves	1,386,000	1,540,000	4,953,000
Deferred income taxes	(485,000)	54,000	(627,000)
Interest on convertible note	56,000
Recognized foreign currency translation loss	—	—	1,296,000
Net income (loss) allocated to minority interests	—	(53,000)	18,000
Loss on disposal of fixed assets	—	1,000	667,000
Loss on sale of marketable equity securities	—	126,000	—
Changes in working capital items, net of effect of acquisitions:
Accounts receivable	(1,205,000)	125,000	943,000
Inventories	(4,693,000)	1,006,000	(1,754,000)
Prepaid expenses and other assets	923,000	87,000	559,000
Accounts payable and accrued liabilities	1,011,000	(310,000)	(1,722,000)

Net cash provided by operating activities	2,350,000	7,148,000	3,009,000

Investing Activities
Capital expenditures	(769,000)	(727,000)	(1,137,000)
Cash paid for acquisition	(150,000)	—	—
Cash paid for product acquisition and other assets	(5,250,000)	—	—
Proceeds from disposal of fixed assets	—	—	43,000
Proceeds from sale of marketable equity securities	—	30,000	—

Other investing activities	—	—	(12,000)

Net cash used in investing activities	(6,169,000)	(697,000)	(1,106,000)

Financing Activities
Proceeds from long-term debt and lines of credit	48,173,000	19,350,000	14,493,000
Repayments of long-term debt and lines of credit	(37,550,000)	(23,656,000)	(19,363,000)
Proceeds from loans from related parties	3,240,000	175,000	4,656,000
Repayments of loans from related parties	(11,336,000)	(255,000)	(626,000)
Proceeds from stock option exercises	183,000	312,000	37,000
Proceeds from issuance of common stock	—	51,000	—
Redemption of redeemable common stock	—	(100,000)	—
Dividend paid on common stock	(392,000)	(245,000)	—
Purchases and retirements of common stock	—	(1,574,000)	(414,000)

Net cash provided by (used in) financing activities	2,318,000	(5,942,000)	(1,217,000)

Effect of exchange rates on cash	(49,000)	120,000	91,000

Net change in cash and cash equivalents	(1,550,000)	629,000	777,000
Cash and cash equivalents, beginning of year	3,021,000	2,392,000	1,615,000

Cash and cash equivalents, end of year	$1,471,000	$3,021,000	$2,392,000

See Note 19 for supplemental cash flow information.

See accompanying notes to consolidated financial statements.

Video Display Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Business

        Video Display Corporation (the "Company") principally manufactures and distributes cathode ray tubes ("CRTs") in the worldwide replacement market for use in television sets and data display screens for medical, military and industrial monitoring systems as well as manufacturing and distributing electron optic parts, which are significant components in new and recycled CRTs and monitors. The Company also manufactures low and high-end monochrome and color CRT and AMLCD monitor displays for use in specialty high performance and ruggedized applications. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. In addition, the Company operates a call center which acts as a consumer and dealer support center for both in-warranty and out-of-warranty household products, appliances, parts and accessories for Black & Decker, Delonghi, Norelco, Coby and various other manufacturers. This call center also acts as a technical support center for these same manufacturers. The Company's operations are principally located in the U.S.; however, the Company does have a subsidiary operation located in the United Kingdom.

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

Revenue Recognition

        In accordance with SEC SAB Topic 13A, revenue is recognized on the sale of products when the products are shipped, all significant contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured. The Company's delivery term typically is F.O.B. shipping point. The Company offers one-year and two-year limited warranties on certain products. The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", which the Company adopted in December 2002, require disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities.

        In accordance with EITF 00-10, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of operations. Shipping costs of $1,963,000, $2,042,000 and $2,080,000 were included in the three fiscal years ended 2005, 2004 and 2003, respectively.

        A portion of the Company's revenue is derived from contracts to manufacture CRTs to a buyers' specification. These contracts are accounted for under the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The Company utilizes the percentage of completion method as contemplated by this Statement to recognize revenue on all contracts to design, develop, manufacture, or modify complex electronic equipment to a buyer's specification. Percentage of completion is measured using the ratio of costs incurred to estimated total costs at completion. Any losses identified on contracts are recognized immediately.

        The Wholesale Parts segment has several distribution agreements that it accounts for using the gross revenue basis as prescribed by EITF 99-19. The Company uses the gross method because the Company has general inventory risk, physical loss inventory risk and credit risk. The call center service revenue is recognized based on written pricing agreements with each manufacturer, on a per call, per email or per standard mail basis.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on account.

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

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to manufacturers and consumers of CRTs and to consumers of electronic products. Management performs continuing credit evaluations of its customers' financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances, such as foreign sales. The allowance for bad debts is determined by reviewing all accounts receivable and applying historical credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors as well as past payment history and overall trends in past due accounts compared to established thresholds. The Company monitors credit exposure and assesses the adequacy of the allowance for bad debts on a regular basis. Historically, the Company's allowance has been sufficient for any customer write-offs. Although the Company cannot guarantee future results, management feels its policies and procedures relating to customer exposure are adequate.

Inventories

        Inventories consist primarily of CRTs, electron guns, monitors and electronic parts. Inventories are stated at the lower of cost (first-in, first-out) or market.

        Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company's investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company's replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEM's, new products being marketed, and technological advances relative to the product capabilities of the Company's existing inventories. There have been no significant changes in management's estimates in fiscal 2005 and 2004; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings—ten to twenty-five years; Machinery and Equipment—five to ten years. Depreciation expense totaled approximately $1,196,000, $1,163,000 and $1,130,000 for the three years ended 2005, 2004 and 2003, respectively. Substantial betterments to property, plant and equipment are capitalized and routine repairs and maintenance are expensed as incurred.

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

Goodwill and Other Intangibles

        Goodwill is tested for impairment annually on December 1 unless events or evidence exist that would significantly alter amounts used in the calculation. The Company used a multiple of EBITDA (earnings before interest, tax, depreciation and amortization expenses) in evaluating the fair value of the monitor divisions. As a result of such testing in December 2004, the Company determined there was no impairment of goodwill that should be included in the accompanying financial statements.

        Intangible assets consist primarily of customer lists and non-competition agreements related to acquisitions. Intangible assets are amortized using the straight line method over their estimated period of benefit. The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. No impairment of intangible assets has been identified during any of the periods presented.

Stock-Based Compensation Plans

        The Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS or Statement) No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The

Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements.

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

        Intangible assets consist primarily of customer lists and non-competition agreements related to acquisitions. Intangible assets are amortized using the straight line method over their estimated period of benefit.

        The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. No impairment of intangible assets has been identified during any of the periods presented.

        Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per share would have differed from the amounts reported as follows:

	February 28, 2005	February 29, 2004	February 28, 2003
Net income (loss), as reported	$3,722,000	$3,165,000	$(3,286,000)
Stock-based employee compensation expense, as reported	—	—	—
Stock-based employee compensation expense determined under fair value basis, net of tax	(49,000)	(35,000)	(23,000)

Pro forma net income (loss)	$3,673,000	$3,130,000	$(3,309,000)

Net earnings (loss) per share:
Basic—as reported	$0.38	$0.34	$(0.35)
Basic—pro forma	$0.38	$0.34	$(0.35)
Diluted—as reported	$0.38	$0.33	$(0.35)
Diluted—pro forma	$0.37	$0.32	$(0.35)

        The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during the years 2005, 2004 and 2003 was $12.67, $4.77 and $2.89, respectively. The weighted average remaining life of options outstanding at February 28, 2005, February 29, 2004 and February 28, 2003 was 3.1, 5.4 and 5.3 years, respectively.

        Prior year basic and diluted net earnings (loss) per share have been recast to reflect the November 1, 2004 stock split disclosed under the EPS heading of this footnote.

        The fair value of stock options used to compute pro forma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2005, 2004 and 2003, respectively: expected volatility of 43%, 75% and 60%; a risk-free interest rate of 2.5%, 3.5% and 2.1%; expected lives of 2.0, 3.0 and 3.3 years; and a dividend yield of 0.00% for all years.

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

Advertising Costs

        Advertising costs are expensed during the period in which they are incurred. Total advertising expenses for the fiscal years ended February 28, 2005, February 29, 2004, and February 28, 2003 was $139,000, $106,000, and $106,000, respectively.

Research and Development

        The objectives of the Company's research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing cathode ray and electron optic technology. The Company continues its research and development in advanced infrared imaging ("IR") for commercial and military applications. The Company has funded additional IR research in partnership with the University of Rhode Island. Potential future markets for IR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. The Company has included research and development costs in the consolidated financial statements as a part of general and administrative expenses. Research and development costs amounted to approximately $652,000, $162,000 and $285,000 in fiscal 2005, 2004 and 2003, respectively.

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

        The Company reported its former Mexican subsidiary on the basis of the functional currency being the U.S. dollar, effective January 1, 1997, as over 90% of the subsidiary's sales and purchases were with the parent with accounts receivable and accounts payable settled in U.S. dollars. Cumulative foreign currency translation losses of $1,296,000 related to the Mexican subsidiary were recognized in operating expense in fiscal 2003 due to the closing of this operation at that time. This cumulative translation adjustment was previously recorded as a separate component of shareholders' equity.

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

        The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for each of the last three years. (Note: prior year amounts have been restated to reflect 100% stock dividend in November 2004.)

	Net Income (Loss)	Weighted Average Shares Outstanding	Earnings (Loss) Per Share
2005
Basic	$3,722,000	9,673,000	$0.38
Effect of dilution:
Options	—	200,000
Convertible debt	35,000	30,000

Diluted	$3,757,000	9,903,000	$0.38

2004
Basic	$3,165,000	9,348,000	$0.34
Effect of dilution:
Options	—	172,000
Convertible debt	26,000	280,000

Diluted	$3,191,000	9,800,000	$0.33

2003
Basic	$(3,286,000)	9,516,000	$(0.35)
Effect of dilution:
Options	—	—
Convertible debt	—	—

Diluted	$(3,286,000)	9,516,000	$(0.35)

        Stock options and debentures convertible into 344,000 shares were anti-dilutive and excluded from the 2003 diluted earnings per share calculation due to the Company's net loss.

        On September 8, 2004, the Company announced a two for one stock split of its common stock, payable as a stock dividend on November 1, 2004, to shareholders of record at the close of business on September 23, 2004. Shareholders received one share of common stock for every one share of the Company's stock held on the record date. On November 1, 2004, approximately 4,841,000 shares of the Company's common stock were distributed to shareholders as a result of this dividend.

Segment Reporting

        The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" to report information about operating segments in annual and interim financial reports. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the executive officers in order to make decisions about allocating resources, and for which discrete financial information is available (see Note 15). The Company meets the aggregation criteria as established in SFAS No. 131. The Company's call center does not currently meet SFAS 131 separate segment reporting requirements and is not presented as a discrete segment.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004) Share Based payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes Accounting Principal Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as based on their fair values. Currently, the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition in the financial statements. Statement 123 (R) is effective for the Company beginning March 1, 2006. The Statement offers several alternatives for implementation. At this time, management has not made a decision as to the alternative it may select.

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Company is currently evaluating the impact that adoption of SFAS No. 151 will have on its financial position and results of operations.

Fiscal Year

        All references herein to "2005", "2004" and "2003" mean the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

Reclassification

        Certain prior year balances have been reclassified in the consolidated financial statements to conform to the current year presentation.

Note 2. Costs and Earnings in Excess of Billings on Contracts

        Information relative to contracts in progress consisted of the following:

	2005	2004
Costs incurred to date on uncompleted contracts	$6,017,000	$3,490,000
Estimated earnings recognized to date on these contracts	3,556,000	1,778,000

	9,573,000	5,268,000
Billings to date	(9,289,000)	(4,857,000)

Costs and earnings in excess of billings, net	$284,000	$411,000

Costs and earnings in excess of billings	$284,000	$411,000
Billings in excess of costs and earnings	—	—

	$284,000	$411,000

        Costs and earnings in excess of billings are the results of contracts in progress (jobs) in completing orders to customers' specifications on contracts accounted for under SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Costs included are material, labor and overhead. These jobs require design and engineering effort for a specific customer purchasing a unique product. The Company records revenue on these fixed-price and cost-plus contracts on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable. Billings are generated based on specific contract terms, which might be a progress payment schedule, specific shipments, etc. None of the above contracts in progress contain post-shipment obligations.

        As of February 28, 2005 and February 29, 2004, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 28, 2005 and February 29, 2004, there were no progress payments that had been netted against inventory.

        Costs and earnings in excess of billings are classified in the consolidated balance sheets under the caption "Prepaid expenses and other".

Note 3. Other Assets

        Other assets consist primarily of security deposits, patents and other intangible assets. Patents and intangible assets are amortized over the period of their expected lives. Expected amortization expense for the next five years is as follows:

Amortization expense:
February 28, 2006	$478,000
February 28, 2007	472,000
February 29, 2008	456,000
February 28, 2009	447,000
February 28, 2010	447,000

        As of February 28, 2005, the total unamoritized balance of all patents and other intangible assets was $3,448,000.

Note 4. Acquisition

        In March 2004, the Company acquired the monitor operations of Colorado based Data Ray, Inc. The Company acquired inventory, fixed assets and various other assets of $459,000 in exchange for cash of $150,000 and $400,000 of the Company's common stock, resulting in goodwill of approximately $91,000. These operations were consolidated into the Company's Z-Axis, Inc. operations located in Phelps, NY, since the date of acquisition. The $400,000 of common stock was issued at $12 dollars per share, the market value of the stock at the date of purchase. The common stock had a put feature whereby Data Ray could redeem the stock for $5.50 per share if the price per share of the Company's stock was below $6.00 after the one year anniversary date of the purchase agreement. The price of the stock was in excess of $6.00 at the one year anniversary date of the agreement. The monitor operations of Data Ray are not significant to the Company.

        The following table presents the total purchase price of the acquisition:

Cash	$150,000
Value of Video Display common stock issued	400,000

Total Purchase Price Consideration	$550,000

        The aggregate purchase price has been allocated based on fair values as of the date of the completion of the acquisition as follows:

Finished goods	$279,000
Machinery & equipment	80,000
Goodwill	91,000
Other assets	100,000

$550,000

Note 5. Purchase of Assets

        In October 2004, the Company entered into an agreement with Evans & Sutherland, Inc. to purchase certain assets. Under this agreement, the Company paid a total of $5,250,000 for the following assets related to Evans & Sutherland's ESCP® and Targetview CRT projector product lines: inventory valued at $2,244,000, fixed assets valued at $248,000 and intangible assets valued at $2,758,000, consistent with SFAS 142 "Goodwill and Other Intangible Assets". The intangible assets consist of a non-compete agreement valued at $1,000,000 and amortizable over 5 years, and a customer list valued at $1,758,000 amortizable over a 15 year period. Amortization expense related to the intangible assets acquired was $93,000 for the year ended February 28, 2005. The purchase was financed initially by a loan from the Chief Executive Officer, which subsequently was refinanced under the Company's new line of credit. Following this acquisition, the Company began the process of moving the acquired assets and integrating them with the existing Marquee™ projector operations in Cape Canaveral, Florida. The integration was substantially completed by the end of December 2004. The Company has a presence in the military flight training and simulation market, and with this acquisition has been able to expand into the commercial flight training and simulation market.

        Fixed assets and raw materials were valued at current replacement costs, which was consistent with the book value of the assets acquired. The non-compete agreement was valued at $1,000,000 as this was the amount of revenue the Company could reasonably expect to lose should Evans & Sutherland violate this agreement. The customer list was valued at $1,758,000, being the expected average annual gross profit that could be reasonably expected to be generated from that list over its expected useful life.

Note 6. Inventories

        Inventories consisted of the following:

	2005	2004
Raw materials	$7,834,000	$8,037,000
Work-in-process	3,800,000	3,900,000
Finished goods	23,528,000	16,844,000

	35,162,000	28,781,000
Reserves for obsolescence	(3,057,000)	(2,506,000)

	$32,105,000	$26,275,000

Note 7. Long-Term Debt

        Long-term debt consisted of the following:

	2005	2004
Term loan facility; floating interest rate based on an adjusted LIBOR rate (4.25% as of February 29, 2004); quarterly principal payments of $313,000 payable through November 2005; collateralized by assets of Aydin Displays, Inc., paid in full.	$—	$1,875,000
Note payable to bank; interest rate of prime plus 1.5%; collateralized by assets of XKD Corporation, paid in full.	—	542,000
Mortgage payable to bank; variable interest rate (6.03% as of February 28, 2005); monthly principal and interest payments of $6,000 payable until December 2008 with a final principal payment of $350,000 in December 2008; collateralized by land and building of Fox International, Inc.; paid in full subsequent to year end.	479,000	526,000
Mortgage payable to bank; interest rate at FHLB plus 1.95% (7.35% as of February 28, 2005); monthly principal and interest payments of $5,000 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	557,000	573,000
Other	389,000	461,000

	1,425,000	3,977,000
Less current maturities	(577,000)	(1,959,000)

	$848,000	$2,018,000

        Future maturities of long-term debt are as follows:

Year	Amount
2006	$577,000
2007	40,000
2008	42,000
2009	45,000
2010	47,000
Thereafter	674,000

$1,425,000

Note 8. Lines of Credit

        Until November 2004, the Company had a $12,000,000 credit facility with a bank. The interest rate on the line of credit was a floating LIBOR rate based on a ratio of debt to EBITDA, as defined. The weighted average interest rate during the nine months ended November 30, 2004 and the year ended February 29, 2004 was 3.84% and 3.70%. The average amount and maximum amount outstanding were $8,821,000 and $9,596,000, respectively, during the nine months ended November 30, 2004, and $6,754,000 and $8,801,000, respectively, for the fiscal year ended February 29, 2004. Borrowings under the line of credit were limited by eligible accounts receivable, inventory and real estate, as defined, and included a commitment fee of 0.25% for the unused portion. This line of credit was paid off in

November 2004 and replaced with another credit facility from another bank, as described in the following paragraph.

        In November 2004, the Company executed a new line of credit to replace its prior credit facility. The new line of credit has a maximum availability for borrowing of $27,500,000, and is collateralized by equipment, inventories and accounts receivable of the Company. The interest rate on this line is a floating LIBOR rate based on a ratio of debt to EBITDA, as defined. As part of the new financing, the lender paid off the balance of the prior line of credit, the term loan collateralized by the assets of Aydin, Inc., the balance due to an officer of the Company, and loan for the Chief Executive Officer of the Company that financed the acquisition of certain assets of Evans & Sutherland, Inc. As of February 28, 2005, the outstanding balance of this line of credit was $19,296,000 and the available amount for borrowing was $8,204,000. The line of credit agreement contains covenants, including requirements related to tangible cash flow, asset and debt service coverage. Additionally, the bank requires that any contemplated acquisitions be accretive. As of February 28, 2005, the Company was in compliance with all covenants.

        Additionally, the Company has a $2,750,000 secondary line of credit (collateralized by assets of Fox International, Inc.) with another bank. Interest on this facility is at the rate of prime plus 1%. The line is limited by eligible accounts receivable and inventory. The outstanding balance at February 28, 2005 was $2,688,000 and the available amount for borrowing was $62,000. This line was due to expire on July 31, 2005 and, accordingly, is classified within current liabilities in the consolidated financial statements. Subsequent to year end, this secondary line was paid off and replaced by a $3,500,000 line of credit with Bank of America.

Note 9. Notes Payable to Officers and Directors

        At February 28, 2002 the Company had outstanding borrowings in the form of a demand note and a one-year note payable to its CEO in the amount of $4,100,000 and $3,000,000, respectively. During fiscal 2003, the Company borrowed an additional $1,656,000 and repaid $540,000 to the CEO to assist with the repurchase of stock and short-term financing. In February 2003, the two notes were combined into a three year term note with interest due monthly at an annual rate of 6% or prime (4.00% at February 29, 2004) plus 1%, whichever is higher. As of February 29, 2004, the cumulative outstanding balance due the CEO was $8,216,000. The Company executed a new line of credit agreement in November 2004. As part of this agreement, the new credit facility paid off the balance due to the CEO; accordingly, at February 28, 2005, the balance due to him was $0.

        During fiscal 2004, the Company repaid $80,000 to an Officer and Director, resulting in a balance of $75,000 at February 29, 2004. Principal payments of $120,000 were made in fiscal 2005, while an additional $240,000 was borrowed during the fiscal year, resulting in a balance of $195,000 at February 28, 2005. These borrowings bear interest at 6%.

Note 10. Convertible Notes Payable

        In June 2001, the Company announced the acquisition of the outstanding common stock of XKD Corporation ("XKD"). The purchase price included royalty payments up to $2,000,000 based on specific future revenues of XKD, options to acquire 10,000 shares of the Company's common stock, and the release of indemnification of the seller of personal obligations of corporate notes payable in the amount of $1,900,000. During August 2004, the Company signed an agreement with the four persons party to the royalty agreement. Total accrued royalties of $350,000 were exchanged for four non-interest bearing notes payable, valued at $125,000 each, which are convertible at any time into common shares of the Company's stock at a rate of $12.50 per share. The Company recognized a $150,000 discount on the debt to reflect the inherent interest in the notes. This discount on debt is accreted as interest expense over the three year life of the notes. The discount fully accretes upon conversion of the debt to equity. During the fourth quarter of fiscal 2005, one of the parties converted his note into 10,000 shares of the Company's common stock. Accordingly, total interest expense accreted on these notes during the 2005 fiscal year was $56,000.

Note 11. Convertible Subordinated Debentures

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

Note 12. Accrued Expenses and Warranty Obligations

        The following provides a reconciliation of changes in the Company's warranty reserve for fiscal years 2005, 2004 and 2003. The Company provides no other guarantees.

	Fiscal Year Ended
	2005	2004	2003
Balance at beginning of year	$821,000	$687,000	$543,000
Provision for current year sales	1,021,000	2,022,000	1,257,000
Warranty costs incurred	(1,132,000)	(1,888,000)	(1,113,000)

Balance at end of year	$710,000	$821,000	$687,000

        Accrued liabilities consisted of the following:

	2005	2004
Accrued compensation and benefits	$1,404,000	$1,328,000
Accrued royalties	—	456,000
Accrued warranty	710,000	821,000
Accrued other	966,000	901,000

	$3,080,000	$3,506,000

Note 13. Stock Options

        The Company has an incentive stock option plan whereby total options to purchase 600,000 shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years. The stock option plan stipulates that, in the event of a stock dividend, all outstanding grants will be proportionally adjusted both in number of options and exercise price. At February 28, 2005 and February 29, 2004, the Company had approximately 254,000 and 263,000 shares, respectively, available for the granting of options under the stock option plan.

        The Company paid a 100% stock dividend on November 1, 2004. The effect of this dividend was to double the number of common shares outstanding. This also doubled the number of shares of all stock options outstanding, while reducing the exercise price to half its original amount.

        Information regarding the stock option plan is as follows, which includes the effect of the 20% stock dividend issued on April 16, 2001 and the 100% stock dividend issued in November 2004 for all periods presented:

	Number of Shares	Weighted Average Exercise Price
Outstanding at February 28, 2002	440,000	$1.97
Granted	42,000	3.39
Exercised	(24,000)	1.57
Forfeited or expired	(2,000)	3.63

Outstanding at February 28, 2003	456,000	$2.11
Granted	12,000	4.67
Exercised	(166,000)	2.14
Forfeited or expired	—	—

Outstanding at February 29, 2004	302,000	$2.20
Granted	18,000	$13.30
Exercised	(43,000)	$6.55
Forfeited or expired	—	—

Outstanding at February 28, 2005	277,000	$2.42

Options exercisable	Number of Shares	Weighted Average Exercise Price
February 28, 2005	272,000	$2.42
February 29, 2004	290,000	2.20
February 28, 2003	440,000	2.06
February 28, 2002	440,000	1.97
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at February 28, 2005	Weighted Average Exercise Price
		(in years)
$1.15 - 1.98	146,000	1.4	$1.43	146,000	$1.43
2.20 - 2.75	60,000	5.0	2.29	60,000	2.29
3.25 - 3.62	36,000	3.9	3.35	36,000	3.35
3.65 - 13.30	35,000	2.5	5.44	30,000	6.35

	277,000	3.1	$2.61	272,000	$2.42

Note 14. Taxes on Income

        Provision for (benefit from) income taxes in the consolidated statements of operations consisted of the following components:

	Fiscal Year Ended
	February 28, 2005	February 29, 2004	February 28, 2003
Current:
Federal	$2,238,000	$1,534,000	$(337,000)
State	420,000	282,000	(62,000)
Foreign	—	2,000	—

	$2,658,000	1,818,000	(399,000)

Deferred:
Federal	(408,000)	7,000	(889,000)
State	(77,000)	1,000	(162,000)
Foreign	—	46,000	424,000

	(485,000)	54,000	(627,000)

Total	$2,173,000	$1,872,000	$(1,026,000)

        Income (loss) before provision for (benefit from) taxes consisted of the following:

	2005	2004	2003
U.S. operations	$5,556,000	$4,789,000	$(259,000)
Foreign operations	339,000	195,000	(4,035,000)

	$5,895,000	$4,984,000	$(4,294,000)

        The effective income tax rate differed from the statutory federal income tax rate as follows:

	Fiscal Year Ended
	Feb. 28, 2005	Feb. 29, 2004	Feb. 28, 2003
Taxes at statutory federal income tax rate	$2,004,000	$1,695,000	$(1,466,000)
State income taxes, net of federal benefit	225,000	187,000	(153,000)
Foreign operating (income) losses	(115,000)	(66,000)	519,000
Non-deductible expenses	59,000	71,000	40,000
Other	—	(15,000)	34,000

Taxes at effective income tax rate	$2,173,000	$1,872,000	$(1,026,000)

        Deferred income taxes as of February 28, 2005 and February 29, 2004 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards.

        The sources of the temporary differences and their effect on the net deferred tax asset consisted of the following:

	2005	2004
Deferred tax assets:
Investment capital loss carryforwards	$224,000	$287,000
Uniform capitalization costs	487,000	436,000
Inventory reserves	1,160,000	727,000
Accrued liabilities	883,000	927,000
Allowance for doubtful accounts	136,000	101,000
Other	65,000	10,000

	2,955,000	2,488,000
Valuation allowance	(240,000)	(240,000)
Deferred tax liabilities:
Basis difference of property, plant and equipment	(464,000)	(478,000)
Other	(130,000)	(135,000)

Net deferred tax assets	$2,121,000	$1,635,000

Current asset	2,555,000	2,299,000
Non-current liability	(434,000)	(664,000)

	$2,121,000	$1,635,000

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

Note 15. Segment Information

        Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has two reportable segments. The two reportable segments are as follows: (1) the manufacture and distribution of displays and display components and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers. The divisions within the Display segment consist of data display CRTs, home entertainment (television and projection) CRTs, projectors and other monitors and component parts. These divisions have similar economic criteria, and are appropriately aggregated consistent with the criteria of SFAS 131. Sales to foreign customers were 11% of consolidated net sales in fiscal 2005 and 14% in both fiscal 2004 and 2003. Foreign operations are included in the display division.

        The accounting policies of the operating segments are the same as those described in Note 1 -Summary of Significant Accounting Policies. Segment amounts disclosed reflect elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of interest expense and income taxes.

        The following table sets forth net sales, operating profit, depreciation and amortization, capital expenditures, and identifiable assets for each reportable industry segment and applicable divisions:

	Fiscal Year Ended
	Feb. 28, 2005	Feb. 29, 2004	Feb. 28, 2003
	(in thousands)
Net Sales
Display segment
Monitors	$50,806	$45,900	$42,417
Data display	8,509	7,801	9,405
Home entertainment	4,282	5,574	6,223
Component parts	813	1,122	1,514

	64,410	60,397	59,559
Wholesale Distribution segment	18,330	16,195	17,023

	$82,740	$76,592	$76,582

Operating Profit (Loss)
Display segment
Monitors	$7,228	$5,702	$2,314
Data display	(971)	(1,092)	(7,749	)(a)
Home entertainment	730	1,546	1,981
Component parts	(223)	(33)	(143)

	6,764	6,123	(3,597)
Wholesale Distribution segment	15	146	975

	$6,779	$6,269	$(2,622)

Depreciation and Amortization
Display segment
Monitors	$1,148	$943	$894
Data display	45	117	117
Home entertainment	96	120	120
Component parts	49	48	49

	1,338	1,228	1,180
Wholesale Distribution segment	111	94	133

	$1,449	$1,322	$1,313

(a)
Includes impairment charges of $6,953,000 in connection with the winding up of its manufacturing operations in Mexico and three other locations. In connection with this reorganization, the Company wrote off inventory of $4,029,000, accounts receivable of $370,000, prepaid expenses and other assets of $533,000, fixed assets of $725,000 and a currency translation adjustment of $1,296,000. In the third quarter of fiscal 2003, the Company made the decision to close its Mexican manufacturing facility. This decision was made because the Company could more affordable purchase CRTs from outside sources.

	As of
	Feb. 28, 2005	Feb. 29, 2004	Feb. 28, 2003
Capital Expenditures**
Display segment
Monitors	$399	$652	$970
Data display	10	38	39
Home entertainment	1	20	—
Component parts	7	—	8

	417	710	1,017
Wholesale Distribution segment	352	17	120

	$769	$727	$1,137

**
Includes additions to fixed assets through business acquisitions in 2005

Identifiable Assets
Display segment
Monitors	$37,811	$30,082	$32,424
Data display	12,033	12,470	13,899
Home entertainment	2,121	2,900	3,232
Component parts	2,224	2,150	2,537

	54,189	47,602	52,092
Wholesale Distribution segment	7,590	6,949	5,243

	$61,779	$54,551	$57,335

Note 16. Benefit Plan

        The Company has a defined contribution plan that covers substantially all U.S. employees. Employees may contribute up to 15% of their compensation, as allowed by IRS regulations. At the Company's discretion, employee contributions of up to 4% of their compensation can be matched at 50% by the Company. The Company accrued $75,000, $75,000 and $129,000 in fiscal 2005, 2004 and, 2003, respectively for 401(k) matching contributions.

Note 17. Commitments

Operating Leases

        The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases. These leases provide that the Company pays taxes, insurance and other expenses on the leased property and equipment. Rent expense for all leases was approximately $1,772,000, $2,073,000 and $2,412,000 in 2005, 2004 and 2003, respectively.

        Future minimum rental payments due under these leases are as follows:

Fiscal Year	Amount
2006	$1,595,000
2007	1,110,000
2008	942,000
2009	775,000
2010	533,000

$4,955,000

Related Party Leases

        Included above are leases for manufacturing and warehouse facilities leased from the CEO under operating leases expiring at various dates through 2008. Rent expense under these leases totaled approximately $314,000, $434,000 and $434,000 in fiscal 2005, 2004 and 2003, respectively.

        Future minimum rental payments due under these leases with related parties are as follows:

Fiscal Year	Amount
2006	$314,000
2007	314,000
2008	314,000
2009	129,000

$1,071,000

Note 18. Concentrations of Risk and Major Customers

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit.

        The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, television and avionics industries. The Company's Display segment had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, that comprised approximately 37%, 21% and 25% of Display segment net sales and 29%, 16% and 20% of consolidated net sales in fiscal 2005, 2004 and 2003, respectively. Sales to foreign customers were 11% of consolidated net sales for fiscal 2005 and 14% for both fiscal 2004 and 2003. The Company's wholesale electronic parts distributor, Fox International, had net sales to one customer, National Parts, Inc., that comprised approximately 24%, 19% and 18% of that subsidiary's net sales in fiscal 2005, 2004 and 2003, respectively. The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 19. Supplemental Cash Flow Information

	2005	2004	2003
Cash paid for:
Interest	$967,000	$1,032,000	$1,339,000

Income taxes, net of refunds	$1,363,000	$1,813,000	$476,000

Non-cash investing and financing activities:

        During 2004, the Company's CEO converted $1,000,000 of subordinated debentures into 240,000 shares of the Company's common stock.

        During 2005, the Company acquired the monitor operations of Data Ray, Inc. The Company acquired inventory, fixed assets and various other assets of $459,000 in exchange for cash of $150,000 and $400,000 of the Company's common stock.

        Also during 2005, the Company signed an agreement exchanging accrued royalties of $350,000 for four non-interest bearing convertible notes payable, valued at $125,000 each. The Company recognized a $150,000 discount on debt to reflect the inherent interest in the notes.

        During 2003, the Company sold the building at its Wolcott, Connecticut facility for a $504,000 note receivable due in full on December 9, 2003. Also in 2003, the Company issued $100,000 of redeemable common stock (15,000 shares) in exchange for inventory.

Note 20. Selected Quarterly Financial Data (unaudited)

        The following table sets forth selected quarterly consolidated financial data for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively. The summation of quarterly (loss) earnings per share may not agree with annual (loss) earnings per share.

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$19,900	$20,667	$21,434	$20,739
Gross profit	6,586	6,835	7,220	6,370
Net income	1,115	1,152	1,077	378	(a)
Basic earnings per share	$0.12	$0.12	$0.11	$0.04
Diluted earnings per share	$0.11	$0.12	$0.11	$0.04

(a)
Fourth quarter adjustments consisted of $265,000, net of tax, related to inventory adjustments and $200,000, net of tax, representing aggregate other adjustments, net of tax.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$19,013	$19,115	$18,065	$20,399
Gross profit	6,231	6,630	5,376	6,751
Net income	781	1,002	372	1,010
Basic earnings per share	$0.09	$0.11	$0.04	$0.11
Diluted earnings per share	$0.08	$0.11	$0.04	$0.10

Note 21. Subsequent Events

        On April 13, 2005, the Company negotiated a line of credit with Bank of America to replace its existing line with Fifth Third Bank. As part of this agreement, the Company paid off the existing line of credit as well as a mortgage held with the same institution. The maximum available for borrowing under this new line is $3,500,000. The interest rate on this facility is based on a floating LIBOR rate plus 1.75%. This line of credit expires in November 2006.

        On May 9, 2005, the Company announced it had signed an agreement to acquire certain assets of the Innovative Display Systems division of Three-Five Systems. Innovative Display Systems, formerly known as Advanced Video Technologies specializes in flat panel, touch screen and rack mount systems with custom military, industrial and commercial requirements. In exchange for cash of $1,376,000, the Company acquired inventories valued at $772,000, machinery and equipment of $74,000, and various other assets of $530,000. The Company has begun the process of consolidating these operations into its Aydin Displays operations in Birdsboro, PA and expects this consolidation process to be complete by the end of August 2005.

Video Display Corporation and Subsidiaries

Index to Consolidated Financial Statements Schedule

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-30
Schedule II—Valuation and Qualifying Accounts	F-31

Report of Independent Registered Public Accounting Firm

Video Display Corporation
Tucker, Georgia

        The audits referred to in our report dated June 14, 2005 relating to the consolidated financial statements of Video Display Corporation and subsidiaries, which are contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying schedule. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

        In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                      /S/ BDO SEIDMAN, LLP

Atlanta, Georgia
June 14, 2005

VIDEO DISPLAY CORPORATION AND SUBSIDIARIES

SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts:
February 28, 2005	$251,000	$186,000	$—	$98,000		$339,000
February 29, 2004	$502,000	$85,000	$—	$336,000		$251,000
February 28, 2003	$343,000	$649,000	$—	$490,000	(a)	$502,000
Reserves for inventory:
February 28, 2005	$2,506,000	$1,386,000	$—	$835,000		$3,057,000
February 29, 2004	$2,339,000	$1,540,000	$—	$1,373,000		$2,506,000
February 28, 2003	$1,640,000	$4,953,000	$—	$4,254,000	(b)	$2,339,000

(a)
Includes $370,000 of accounts receivable written off as part of the closure of the Mexican operations.

(b)
Includes $4,029,000 of inventory written off as part of the Company's internal restructuring.