Form 10-Q
period 2005-05-31
VIDEO DISPLAY CORP
filed 2005-07-15
CIK 758743

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended May 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Shares outstanding of each of the registrant’s classes of common stock at May 31, 2005:

Class	Number of Shares
Common Stock, No Par Value	9,688,000

Video Display Corporation and Subsidiaries

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,	February 28,
	2005	2005
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,892,000	$1,471,000
Accounts receivable, less allowance for possible losses of $432,000 and $339,000	11,567,000	11,929,000
Inventories (Note C and D)	34,767,000	32,105,000
Deferred income taxes	2,417,000	2,555,000
Prepaid expenses and other	1,121,000	744,000
Total current assets	52,764,000	48,804,000

Property, plant and equipment:
Land	540,000	540,000
Buildings	7,191,000	7,155,000
Machinery and equipment	19,644,000	19,485,000
	27,375,000	27,180,000
Accumulated depreciation	(19,786,000)	(19,543,000)
Net property, plant, and equipment	7,589,000	7,637,000

Goodwill (Note C)	1,318,000	1,318,000
Other assets (Note C)	4,506,000	4,020,000

Total assets	$66,177,000	$61,779,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	May 31,	February 28,
	2005	2005
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,552,000	$5,190,000
Accrued liabilities	3,582,000	3,080,000
Lines of credit (Note F)	—	2,688,000
Notes payable to officers and directors	45,000	49,000
Current maturities of long-term debt (Note E)	85,000	577,000
Total current liabilities	8,264,000	11,584,000

Lines of credit (Note F)	26,640,000	19,296,000
Long-term debt, less current maturities (Note E)	838,000	848,000
Notes payable to officers and directors, less current maturities	136,000	146,000
Convertible notes payable, net of discount of $56,000 and $94,000	194,000	281,000
Deferred income taxes	427,000	434,000
Total liabilities	36,499,000	32,589,000

Minority Interests	123,000	123,000

Commitments	—	—

Shareholders’ Equity (Note C and H)
Preferred stock, no par value – 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000,000 shares authorized; 9,688,000 and 9,704,000 issued and outstanding	6,834,000	7,026,000
Additional paid in capital	92,000	92,000
Retained earnings	22,624,000	22,018,000
Accumulated other comprehensive loss	5,000	(69,000)
Total shareholders’ equity	29,555,000	29,067,000
Total liabilities and shareholders’ equity	$66,177,000	$61,779,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended May 31,
	2005	2004

Net sales	$20,442,000	$19,900,000

Cost of goods sold	13,906,000	13,314,000

Gross profit	6,536,000	6,586,000

Operating expenses
Selling and delivery	1,714,000	1,748,000
General and administrative	3,568,000	2,911,000
	5,282,000	4,659,000

Operating profit	1,254,000	1,927,000

Other income (expense)
Interest expense	(337,000)	(257,000)
Other, net	63,000	127,000
	(274,000)	(130,000)

Income before income taxes	980,000	1,797,000

Income tax expense	374,000	682,000

Net income	$606,000	$1,115,000

Basic earnings per share of common stock (Note H)	$0.06	$0.12

Diluted earnings per share of common stock (Note H)	$0.06	$0.11

Basic weighted average shares outstanding	9,685,000	9,670,000

Diluted weighted average shares outstanding	9,928,000	9,890,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

the Three Months Ended May 31, 2005 (unaudited)

					Other	Current
			Additional		Accumulated	Period
	Common	Share	Paid In	Retained	Comprehensive	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Income

Balance at February 28, 2005	9,704,000	$7,026,000	$92,000	$22,018,000	$(69,000)

Net income for the period	—	—	—	606,000	—	$606,000
Conversion of debt to common stock	10,000	125,000	—	—	—
Repurchase of common stock	(26,000)	(317,000)	—	—	—
Foreign currency translation adjustment	—	—	—	—	74,000	74,000
Total comprehensive income						$680,000

Balance at May 31, 2005	9,688,000	$6,834,000	$92,000	$22,624,000	$5,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended May 31,
	2005	2004
Operating Activities
Net income	$606,000	$1,115,000
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	388,000	242,000
Provision for bad debts	93,000	29,000
Provision for inventory reserve	300,000	301,000
Deferred income taxes	131,000	—
Interest on convertible note	38,000	—
Changes in working capital, net of effects from acquisitions:
Accounts receivable	269,000	482,000
Inventories	(2,189,000)	(1,791,000)
Prepaid expenses and other assets	(478,000)	602,000
Accounts payable and accrued liabilities	(136,000)	435,000
Net cash (used in) provided by operating activities	(978,000)	1,415,000

Investing activities
Capital expenditures	(121,000)	(47,000)
Cash paid for acquisition	(1,377,000)	(150,000)
Other investing activities	—	—
Net cash used in investing activities	(1,498,000)	(197,000)

Financing activities
Proceeds from long-term debt and lines of credit	11,188,000	8,975,000
Repayments of long-term debt and lines of credit	(7,034,000)	(10,470,000)
Repayments of loans from related parties	(14,000)	(8,000)
Repurchase of common stock	(317,000)	—
Proceeds from exercise of stock options	—	5,000
Net cash provided by (used in) financing activities	3,823,000	(1,498,000)

Effect of exchange rates on cash	74,000	7,000

Net change in cash	1,421,000	(273,000)

Cash, beginning of period	1,471,000	3,021,000

Cash, end of period	$2,892,000	$2,748,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements.  Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2005, as filed with the Commission.

The financial information included in this report has been prepared by the Company, without audit.  In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods.  Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year.  The February 28, 2005 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets”.  This statement explains that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  This statement is effective for fiscal years beginning after June 15, 2005.  The Company does not anticipate this pronouncement to have a material impact on the consolidated financial statements.

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”.  This statement revises the reporting requirements related to changes in accounting principles or adoption of new accounting pronouncements.  This statement is effective for fiscal years beginning after December 15, 2005.  The company does not anticipate this pronouncement to have a material impact on the consolidated financial statements.

NOTE C – BUSINESS ACQUISITION

In May 2005, the Company acquired the IDS division of Three Five Systems, Inc.  Three Five Systems specializes in flat panel, touch screen and rack mount systems with custom military, industrial and commercial requirements.  As part of this transaction, the Company acquired fixed assets of $74,000, inventories of $773,000, and various other assets of $530,000 in exchange for cash of $1,377,000.  The other assets include product development designs and drawings and a customer list, as well as a non-compete agreement.  The product development designs and drawings will be amortized over a five year period, while the customer list will be amortized over a three year period, which the Company estimates to be the useful life of these assets.  As part of the agreement, the IDS division will continue operations at its current location until the end of its lease, at which time it will move to new facilities and be known as Aydin North and be a part of the Company’s Pennsylvania based Aydin operations.  The IDS operations of Three Five Systems, Inc. are not significant to the Company.

The aggregate purchase price has been allocated based on fair values as of the date of the completion of the acquisition as follows:

Inventories	$773,000
Machinery & equipment	74,000
Product designs, customer lists and other assets	530,000
$1,377,000

In March 2004, the Company acquired the monitor operations of Colorado based Data Ray, Inc.  The Company acquired inventory, fixed assets and various other assets of $459,000 in exchange for cash of $150,000 and $400,000 of the Company’s common stock, resulting in goodwill of approximately $91,000.  These operations were consolidated into the Company’s Z-Axis, Inc. operations located in Phelps, NY, since the date of acquisition.  The $400,000 of common stock was issued at $12 dollars per share, the market value of the stock at the date of purchase.  The common stock had a put feature whereby Data Ray could redeem the stock for $5.50 per share if the price per share of the Company’s stock was below $6.00 after the one year anniversary date of the purchase agreement.  The price of the stock was in excess of $6.00 at the one year anniversary date of the agreement.  The monitor operations of Data Ray are not significant to the Company.

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
$550,000

NOTE D - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following:

	May 31,	February 28,
	2005	2005
	(unaudited)

Raw materials	$12,441,000	$7,834,000
Work-in-process	3,152,000	3,800,000
Finished goods	22,531,000	23,528,000
	38,124,000	35,162,000
Reserves for obsolescence	(3,357,000)	(3,057,000)
	$34,767,000	$32,105,000

NOTE E - LONG-TERM DEBT

Long-term debt consisted of the following:

	May 31,	February 28,
	2005	2005
	(unaudited)
Mortgage payable to bank; variable interest rate; monthly principal and interest payments of $6,000 payable until December 2008 with a final principal payment of $350,000 in December 2008, collateralized by land and building of Fox International, Inc., paid in full in April 2005.	$—	$479,000

Mortgage payable to bank; interest rate at FHLB plus 1.95% (7.35% as of May 31, 2005); monthly principal and interest payments of $5,000 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	553,000	557,000

Other	370,000	389,000
	923,000	1,425,000
Less current maturities	(85,000)	(577,000)
	$838,000	$848,000

NOTE F - LINES OF CREDIT

At May 31, 2005, the Company had a $27,500,000 credit facility with a bank, collateralized by equipment, inventories and accounts receivable of the Company.  The interest rate on this line is a floating LIBOR rate based on a ratio of debt to EBITDA, as defined.  As of May 31, 2005, the outstanding balance of this line of credit was $23,140,000 and the available amount for borrowing was $4,360,000.  The line of credit agreement contains covenants, including requirements related to tangible cash flow, asset and debt service coverage.  Additionally, the bank requires that any contemplated acquisitions be accretive.  As of May 31, 2005, the Company was in compliance with all covenants.

Additionally, in April 2005, the Company converted a $2,750,000 line of credit (collateralized by assets of Fox International, Inc.) with another bank to a $3,500,000 line of credit with a bank.  As part of the new financing, the lender paid off the balance of the previous line as well as a mortgage secured by the land and building of Fox International, Inc.  The interest rate on this line as a floating LIBOR rated based on a ratio of debt to EBITDA, as defined.  As of May 31, 2005, the outstanding balance of this line of credit was $3,500,000 and the available amount for borrowing was $0.  The line of credit agreement contains covenants, including requirements related to tangible cash flow, asset and debt service coverage.  As of May 31, 2005, the Company was in compliance with all covenants.

NOTE G – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,	May 31,
	2005	2004
Cash Paid for:
Interest	$337,000	$257,000
Income taxes, net of refunds	$1,174,000	$178,000

Non-cash Transactions:
Conversion of note payable to common stock	$125,000
Issuance of common stock for monitor division of Data Ray, Inc.	—	$400,000

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

The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented.

	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
Quarter ended May 31, 2005
Basic	$606,000	9,685,000	$0.06
Effect of dilution:
Convertible debt	23,000	20,000
Options	—	223,000
Diluted	$629,000	9,928,000	$0.06

Quarter ended May 31, 2004
Basic	$1,115,000	9,670,000	$0.12
Effect of dilution:
Options	—	220,000
Diluted	$1,115,000	9,890,000	$0.11

Stock-Based Compensation Plans

The Company has an incentive stock option plan whereby total options to purchase 142,000 shares may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years.  Statement of Financial Accounting Standards No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  The option price of all the Company’s stock options is equal to the market value of the stock at the grant date. No stock options were granted during the quarters ended May 31, 2005 and 2004, respectively, and, as such, no related compensation expense is recorded in the accompanying consolidated financial statements.

Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the effect on the Company’s pro forma net income and net income per share would have been as follows:

	Three Months Ended
	May 31,	May 31,
	2005	2004
Net income, as reported	$606,000	$1,115,000
Stock-based employee compensation expense determined under fair value basis, net of tax	(14,000)	(9,000)
Pro forma net income	$592,000	$1,106,000

Net (loss) earnings per share:
Basic – as reported	$0.06	$0.12
Basic – pro forma	$0.06	$0.12
Diluted – as reported	$0.06	$0.11
Diluted – pro forma	$0.06	$0.11

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. The Company repurchased 25,621 shares in May 2005.  No shares were repurchased in the first quarter of fiscal 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company’s 2005 Annual Report to Stockholders, which included audited financial statements and notes thereto for the fiscal year ended February 28, 2005, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions.  The Company is comprised of two segments - (1) the manufacture and distribution of monitors, projection systems and CRT displays and (2) the wholesale distribution of consumer electronic parts. The display segment is organized into four interrelated operations aggregated into one operating segment pursuant to the aggregation criteria of SFAS 131:

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

First Quarter 2006 Highlights

•      Data Display revenue - the Company’s data display revenues increased $725,000 or 32.8% compared to the first quarter of fiscal 2005.  These increases reflect the Company’s sales of projection tubes from its Data Display location in Tucker, GA, which carry a higher unit price than its normal inventory.

•      Acquisition – during the first quarter of fiscal 2006, the Company acquired the IDS division of Three Five Systems, Inc., consisting of inventory and certain assets.  The IDS division will continue to operate out of its current facilities until the end of its lease before moving to new facilities in Massachusetts and be known as Aydin North.

•      New credit facility – in April 2005, the Company finalized a new line of credit to replace a prior facility.  Under the terms of this new facility, the Company paid off the existing line of credit as well as a mortgage securing the land and building of Fox International, Ltd.  The maximum amount available for borrowings under this new line is $3,500,000 compared to $2,750,000 under the prior facility.  Proceeds from this line are available for working capital needs of the Company.

Fiscal 2006 Challenges

Inventory management - the Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor portion of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors.

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

Results of Operations

The following table sets forth, for the three months ended May 31, 2004 and 2003, the percentages which selected items in the Statements of Income bear to total sales:

	Three Months Ended May 31,
	2005	2004
Sales
Display Segment
Monitors	56.8%	61.6%
Data Display CRT’s	14.4	11.1
Entertainment CRT’s	5.2	5.8
Electron Guns and Components	0.8	1.1
	77.2	79.7
Wholesale Consumer Parts Segment	22.8	20.3
	100.0%	100.0%

Costs and expenses
Cost of goods sold	68.0%	66.9%
Selling and delivery	8.4	8.8
General and administrative	17.5	14.6
	93.9	90.3

Income from Operations	6.1	9.7

Interest expense	(1.6)	(1.3)
Other income	0.3	0.6
Income before income taxes	4.8	9.0
Provision for income taxes	(1.8)	(3.4)

Net income	3.0%	5.6%

Net sales

Consolidated net sales increased $542,000 for the quarter ended May 31, 2005 as compared to the quarter ended May 31, 2004.  Display segment sales decreased $76,000 while wholesale consumer parts segment sales increased $618,000 for the comparative periods.

The net decrease in Display segment sales is attributed to declines within the monitor operations of $651,000.  This decrease is attributed in large part to weaker demand for the Company’s products from military and defense contractors for the quarter ended May 31, 2005. The data display operations showed an increase of $725,000, which is the result of the Company distributing projection tubes from its Data Display location in Tucker, GA.  These projection tubes carry a higher sales price than the Company’s normal inventory.  Offsetting declines occurred in the entertainment, and component parts operations of $91,000 and $59,000, respectively.

The net loss in monitor division sales includes decreases from Aydin Displays of $788,000 and XKD of $545,000.  These decreases reflect declines in revenues from contract orders received from the Boeing Co., Lockheed Martin and others.  There were offsetting increases during the first quarter of $176,000 at the Lexel operation, and $343,000 at the Display Systems operations.

The data display division showed an increase in sales of $725,000 compared to the first quarter of fiscal 2004.  Management attributes this primarily to its decision in late fiscal 2004 to distribute projection tube displays from its Data Display location in Tucker, GA.  These projection tubes carry a higher sales price than the Company’s normal inventory.

Within the entertainment division, sales of television CRTs decreased $91,000 for the quarter ended May 31, 2005 as compared to the same period a year ago.  The Company is the primary supplier of replacement television CRTs to the domestic entertainment market.  A majority of the entertainment segment’s sales (37%) are to major television retailers as replacements for products sold under manufacturer and extended warranties.  Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with the past two fiscal years.  The Company remains the primary supplier of product to meet manufacturers’ standard warranties.  Growth in this division will be impacted by the timing and number of extended warranties sold for the larger, more expensive sets.  Due to the fact that the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce the exposure to obsolescence.

The component parts division recorded declines of $59,000 for the quarter ended May 31, 2005 as compared to the same period a year ago.  Electron gun and stem sales were negatively impacted by weaker demand during the quarter, while the Company’s Wintron location was negatively impacted as it transitions to newer technologies.  Wintron is marketing two new camera technologies.  One will assist border guards with under car inspections, another will assist correctional facilities in supervision of inmates.  Electron gun sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers.  These sales have declined as consumers move towards purchasing new technology as opposed to repairing existing sets.

Wholesale segment net sales increased $618,000 for the quarter ended May 31, 2005 compared to the same period a year ago.  Management attributes this increase to the opening a new call center in the second half of fiscal 2005, which generated approximately $323,000 in additional revenues.  This call center acts as a consumer and dealer support center for both in-warranty and out-of-warranty household products, appliances, parts and accessories for Black & Decker, Delonghi, Norelco, Coby and various other manufacturers.  This call center also acts as a technical support center for these same manufacturers.  Other increases within this segment reflect increased volume of sales to Best Buy and Applica for the comparative periods.

Gross margins

Consolidated gross profit margins decreased slightly to 32.0% from 33.1% for the quarter ended May 31, 2005 as compared to May 31, 2004.  Display segment margins decreased to 26.0% from 28.4% while the wholesale consumer parts segment increased to 52.3% from 44.8% for the comparable periods.

Display segment margins were impacted by a variety of factors.  The Company’s monitor operations gross margins decreased to 25.0% compared to 30.4% a year ago.  This decrease is attributed to lower sales volume within the monitor operations of $651,000 for the comparable periods.  Within the Company’s component parts operations, gross margins decreased to 29.9% from 37.3% a year ago.  This decrease is attributed to weaker demand within these operations as compared to a year ago.  Additionally, the Company’s Data Display operation is distributing projection tube displays, which carry a higher profit margin than its normal inventory.

Gross margins for the wholesale consumer parts segment increased for the quarter ended May 31, 2005 as compared to the same quarter a year ago.  This increase is primarily due to additional revenue generated from its new call center, which was approximately $323,000 for the quarter ended May 31, 2005.  Expenses for the call center are classified as operating expenses.

Operating expenses

Operating expenses as a percentage of sales increased to 25.8% for the quarter ended May 31, 2005 as compared to 23.4% for the quarter ended May 31, 2003.  Display segment operating expenses increased $309,000 and the wholesale segment expenses decreased $314,000 from the comparative period a year ago.

Display expense increases included increases within the monitor operations of $175,000, reflecting the continued growth and product development costs.  There were also increases within the data display operations of $140,000, reflecting increased corporate overhead costs.

Wholesale segment expenses increased $314,000 compared to the first quarter of fiscal 2005, primarily due to additional expenses associated with the new call center opened in late fiscal 2005.  These expenses (primarily payroll and telephone) are classified in general and administrative expense in the consolidated financial statements.

Interest expense

Interest expense increased $80,000 in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.  The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.  Overall debt increased during the comparative periods by $8,365,000, which was the primary reason for the increase in interest expense.

Income taxes

The effective tax rate for the quarter ended May 31, 2005 is 38.1% as compared to 38.0% a year ago.  These rates are greater than the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Foreign currency translation

Gains or losses resulting from the transactions with its UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity. There were no significant gains or losses recognized in either period related to the UK subsidiary.

Liquidity and capital resources

As of May 31, 2005, the Company had total cash and cash equivalents of $2,892,000.  The Company’s working capital was $44,500,000 and $37,220,000 at May 31, 2005 and February 28, 2005.  In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivables, debt service, capital expenditures, product line additions and, in fiscal 2005, dividends.

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

The Company continues to monitor its cash and financing positions seeking to find ways to lower its interest costs and to produce positive operating cash flow.  The Company examines possibilities to grow its business as opportunities present themselves, such as new sales contracts or niche acquisitions. There could be an impact on working capital requirements to fund this growth.  As in the past, the intent is to finance such projects with operating cash flows or existing bank lines; however, more permanent sources of capital may be required in certain circumstances.  In May 2005, the Company acquired the IDS division of Three Five Systems, Inc.  The acquisition consisted of cash to the seller of $1,377,000 total consideration.

Cash used by operations for the period ended May 31, 2005 was $978,000 as compared to cash provided by operations of $1,415,000 in the same period a year ago.  Net income for the first quarter ended May 31, 2005 adjusted for non-cash items provided cash of $1,556,000.  Working capital requirements increased $2,534,000 in the first quarter of fiscal 2005 due primarily to greater investments in inventories which used cash of $2,189,000. Decreases in accounts payable and accrued liabilities used cash of $136,000, while increases in prepaid expenses used cash of $478,000.  Inventory increased $2,189,000 in the first quarter of fiscal 2006 due primarily to purchase requirements within the monitor segment required to fill open backlog orders.  Accounts receivable decreased $269,000.  In the first quarter of fiscal 2005, working capital requirements decreased primarily from more aggressive collection efforts of receivables, which provided cash of $482,000, and decreases in prepaid expenses, which provided cash of $602,000 and increases in accounts payable and accrued expenses, which provided cash of $435,000.  Investments in inventories increased working capital requirements $1,791,000.

Investing activities used cash of $1,498,000 and $197,000 in the first quarter fiscal 2006 and 2005, respectively.  Capital expenditures were $121,000 in the first quarter of fiscal 2005 as compared to $47,000 for the same period a year ago. Capital expenditures in 2005 were primarily for building improvements and computer hardware.  Capital expenditures were primarily within the monitor segment to support the growth within this segment.  The Company does not anticipate any significant investments in capital assets for 2006.  Cash of $1,377,000 was used to acquire the IDS division of Three Five Systems, Inc.

Financing activities provided cash of $3,823,000 in the first quarter of fiscal 2006 and used cash of $1,498,000 in the first quarter of fiscal 2005.  During the first quarter of fiscal 2006, the Company used cash of $11,188,000 from lines of credit primarily to finance working capital needs.  Cash of $7,048,000 was used to repay advances from the Company’s lines of credit and for overall debt reduction.  Cash of $317,000 was used to repurchase shares of the Company’s common stock.

The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans.  Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.

The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market.  The Company repurchased 25,621 shares in May 2005.  No shares were repurchased in fiscal 2005.  Under this program, an additional 170,500 shares remain authorized to be repurchased by the Company.

The Company paid a cash dividend of $393,000 in the fourth quarter of fiscal 2005. The policy regarding future payments of dividends will be reviewed periodically by the Board of Directors and will be based on the earnings and financial position of the Company and other factors which the Board of Directors deems appropriate.

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

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost.  Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis.  Such reviews include observations of product development trends of the OEM’s, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories.  There have been no significant changes in management’s estimates in fiscal 2006 and 2005; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads.  Approximately $27,744,000 of outstanding debt at May 31, 2005 related to long-term indebtedness under variable rate debt.  Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate.  Both rate bases are incremented for margins specified in their agreements.  Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an decrease of approximately $277,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at May 31, 2005. The Company does not trade in derivative financial instruments.

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

During the quarter ended May 31, 2005, the Company made changes to its internal controls.  These changes require that Company divisional accounting personnel be required to submit all non-repetitive monthly, or other period, journal entries to Corporate management for review and approval prior to entry into divisional or Corporate records.  In addition, management has hired additional financial reporting personnel to properly ensure all non-routine transactions are identified and recorded in a timely manner.  Except for the foregoing changes, there were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II

Item 1.    Legal Proceedings

No new legal proceedings or material changes in existing litigation occurred during the quarter ended May 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no sales of unregistered equity securities, nor did the Company repurchase any shares of its equity securities, during the quarter ended May 31, 2005.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

a)	The company held a special meeting of stockholders on May 2, 2005 and solicited votes by proxy in conjunction with such meeting.

b)	The following matters were approved by the shareholders:
(i)

To approve an amendment to the Company’s articles of incorporation that would increase the number of shares of capital stock the Company has authority to issue from 12,000,000 shares to 60,000,000 shares, consisting of 50,000,000 shares of common stock without par value (an increase from 10,000,000 shares) and 10,000,000 shares of preferred stock without par value (an increase from 2,000,000 shares).

For	Against	Abstain
5,380,006	714,847	0

(ii)

To approve an amendment to the Company’s articles of incorporation that would add a new article that would provide that the directors of the Corporation shall have no personal liability to the Company or it’s shareholders for monetary damages for breach of duty of care or other duty as a director resulting from any act or omission, other than personal liability of a director for certain enumerated acts as specified by the Georgia Business Corporation Code.

For	Against	Abstain	Not Voted
5,050,128	1,411	0	1,043,314

Item 5.    Other information

None

Item 6.    Exhibits

Exhibit Number	Exhibit Description

31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIDEO DISPLAY CORPORATION

July 15, 2005	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

	By:	/s/ Gregory A. Kittle
Gregory A. Kittle
Chief Financial Officer