Form 10-Q
period 2005-08-31
VIDEO DISPLAY CORP
filed 2005-10-17
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended August 31, 2005

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
Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Shares outstanding of each of the registrant’s classes of common stock at August 31, 2005:

Class	Number of Shares
Common Stock, No Par Value	9,694,000

Video Display Corporation and Subsidiaries

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

	August 31,	February 28,
	2005	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,185,000	$1,471,000
Accounts receivable, less allowance for possible losses of $451,000 and $339,000	14,641,000	11,929,000
Inventories	34,565,000	32,105,000
Deferred income taxes	2,821,000	2,555,000
Prepaid expenses and other	905,000	744,000
Total current assets	55,117,000	48,804,000

Property, plant and equipment:
Land	540,000	540,000
Buildings	7,338,000	7,155,000
Machinery and equipment	19,972,000	19,485,000
	27,850,000	27,180,000
Accumulated depreciation	(20,077,000)	(19,543,000)
Net property, plant, and equipment	7,773,000	7,637,000

Goodwill	1,318,000	1,318,000
Other assets	3,966,000	4,020,000

Total assets	$68,174,000	$61,779,000

The accompanying notes are an integral part of these statements.

	August 31,	February 28,
	2005	2005
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,335,000	$5,190,000
Accrued liabilities	3,935,000	3,080,000
Line of credit	—	2,688,000
Notes payable to officers and directors	1,043,000	49,000
Current maturities of long-term debt	148,000	577,000
Total current liabilities	10,461,000	11,584,000

Lines of credit	25,178,000	19,296,000
Long-term debt, less current maturities	829,000	848,000
Notes payable to officers and directors, less current maturities	128,000	146,000
Convertible notes payable, net of discount of $50,000 and $94,000	200,000	281,000
Deferred income taxes	464,000	434,000
Total liabilities	37,260,000	32,589,000

Minority Interests	123,000	123,000

Commitments	—	—

Shareholders’ Equity
Preferred stock, no par value – 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000,000 shares authorized; 9,694,000 and 9,704,000 issued and outstanding	6,856,000	7,026,000
Additional paid-in capital	92,000	92,000
Retained earnings	23,740,000	22,018,000
Accumulated other comprehensive income (loss)	103,000	(69,000)
Total shareholders’ equity	30,791,000	29,067,000
Total liabilities and shareholders’ equity	$68,174,000	$61,779,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004

Net sales	$23,332,000	$20,667,000	$43,774,000	$40,567,000

Cost of goods sold	15,728,000	13,832,000	29,634,000	27,146,000

Gross profit	7,604,000	6,835,000	14,140,000	13,421,000

Operating expenses
Selling and delivery	1,883,000	1,761,000	3,597,000	3,508,000
General and administrative	3,603,000	3,017,000	7,172,000	5,929,000
	5,486,000	4,778,000	10,769,000	9,437,000

Operating profit	2,118,000	2,057,000	3,371,000	3,984,000

Other income (expense)
Interest expense	(338,000)	(232,000)	(675,000)	(489,000)
Other, net	16,000	35,000	80,000	162,000
	(322,000)	(197,000)	(595,000)	(327,000)

Income before income taxes	1,796,000	1,860,000	2,776,000	3,657,000

Income tax expense	680,000	708,000	1,054,000	1,390,000

Net income	$1,116,000	$1,152,000	$1,722,000	$2,267,000

Basic earnings per share of common stock	$0.12	$0.12	$0.18	$0.24

Diluted earnings per share of common stock	$0.11	$0.12	$0.17	$0.23

Basic weighted average shares outstanding	9,690,000	9,656,000	9,696,000	9,644,000

Diluted weighted average shares outstanding	9,925,000	9,892,000	9,914,000	9,864,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statement of Shareholders’ Equity

For the Six Months Ended August 31, 2005 (unaudited)

					Accumulated
			Additional		Other
	Common	Share	Paid In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)

Balance at February 28, 2005	9,704,000	$7,026,000	$92,000	$22,018,000	$(69,000)

Net income for the period	—	—	—	1,722,000	—
Foreign currency translation adjustment	—	—	—	—	172,000
Repurchase of common stock	(26,000)	(317,000)	—	—	—
Exercise of stock options	6,000	22,000	—	—	—
Conversion of debt to common stock	10,000	125,000	—	—	—

Balance at August 31, 2005	9,694,000	$6,856,000	$92,000	$23,740,000	$103,000

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended August 31,
	2005	2004

Operating Activities
Net income	$1,722,000	$2,267,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	840,000	600,000
Provision for bad debts	111,000	61,000
Provision for inventory reserve	694,000	526,000
Deferred income taxes	(237,000)	(323,000)
Changes in working capital, net of effects from acquisitions:
Accounts receivable	(2,823,000)	1,836,000
Inventories	(2,381,000)	(2,878,000)
Prepaid expenses and other assets	161,000	(2,000)
Accounts payable and accrued liabilities	1,000,000	389,000
Net cash (used in) provided by operating activities	(913,000)	2,476,000

Investing Activities
Capital expenditures	(595,000)	(314,000)
Cash paid for acquisition	(1,377,000)	(150,000)
Net cash used in investing activities	(1,972,000)	(464,000)

Financing Activities
Proceeds from long-term debt and lines of credit	17,190,000	16,221,000
Repayments of long-term debt and lines of credit	(14,444,000)	(16,655,000)
Proceeds from loans from related parties	1,000,000	—
Repayments of loans from related parties	(24,000)	(678,000)
Repurchase of common stock	(317,000)	—
Proceeds from exercise of stock options	22,000	47,000
Net cash provided by (used in) financing activities	3,427,000	(1,065,000)

Effect of exchange rates on cash	172,000	(26,000)

Net increase in cash	714,000	921,000

Cash, beginning of period	1,471,000	3,021,000

Cash, end of period	$2,185,000	$3,942,000

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

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R) (revised 2004) Share-Based payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123 (R) supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows.  Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition in the financial statements.  Statement 123 (R) is effective for the Company beginning March 1, 2006.  The Statement offers several alternatives for implementation.  At this time, management has not made a decision as to the alternative it will select.

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

NOTE C – BUSINESS ACQUISITION

In May 2005, the Company acquired the IDS division of Three Five Systems, Inc.  Three Five Systems specializes in flat panel, touch screen and rack mount systems with custom military, industrial and commercial requirements.  As part of this transaction, the Company acquired fixed assets of $74,000, inventories of $773,000, and various other assets of $530,000 in exchange for cash of $1,377,000.  The other assets include product development designs and drawings and a customer list, as well as a non-compete agreement.  The product development designs and drawings will be amortized over a five year period, while the customer list will be amortized over a three year period, which the Company estimates to be the useful life of these assets.  The IDS division has moved to new facilities and is known as Aydin North and is a part of the Company’s Pennsylvania based Aydin operations.  The IDS operations of Three Five Systems, Inc. are not significant to the Company.

The aggregate purchase price has been allocated based on fair values as of the date of the completion of the acquisition as follows:

Inventories	$773,000
Machinery & equipment	74,000
Product designs, customer lists and other assets	530,000
$1,377,000

In March 2004, the Company acquired the monitor operations of Colorado based Data Ray, Inc.  The Company acquired inventory, fixed assets and various other assets of $459,000 in exchange for cash of $150,000 and $400,000 of the Company’s common stock, resulting in goodwill of approximately $91,000.  These operations were consolidated into the Company’s Z-Axis, Inc. operations located in Phelps, NY, since the date of acquisition.  The $400,000 of common stock was issued at $6 per share, the market value of the stock at the date of purchase.  The common stock had a put feature whereby Data Ray could redeem the stock for $5.50 per share if the price per share of the Company’s stock was below $6.00 after the one year anniversary date of the purchase agreement.  The price of the stock was in excess of $6.00 at the one year anniversary date of the agreement.  The monitor operations of Data Ray are not significant to the Company.

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
$550,000

NOTE C – INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following:

	August 31,	February 28,
	2005	2005
	(unaudited)

Raw materials	$12,145,000	$7,834,000
Work-in-process	3,166,000	3,800,000
Finished goods	23,005,000	23,528,000
	38,316,000	35,162,000
Reserves for obsolescence	(3,751,000)	(3,057,000)
	$34,565,000	$32,105,000

NOTE D – LONG-TERM DEBT

Long-term debt consisted of the following:

	August 31,	February 28,
	2005	2005
	(unaudited)
Mortgage payable to bank; variable interest rate; monthly principal and interest payments of $6,000 payable until December 2008 with a final principal payment of $350,000 in December 2008, collateralized by land and building of Fox International, Inc.; paid in full in April 2005.	$—	$479,000

Mortgage payable to bank; interest rate at FHLB plus 1.95% (7.35% as of August 31, 2005); monthly principal and interest payments of $5,000 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	548,000	557,000

Other	429,000	389,000
	977,000	1,425,000
Less current maturities	148,000	577,000
	$829,000	$848,000

NOTE E - LINES OF CREDIT

At August 31, 2005, the Company had a $27,500,000 credit facility with a bank, collateralized by equipment, inventories and accounts receivable of the Company.  The interest rate on this line is a floating LIBOR rate based on a ratio of debt to EBITDA, as defined in the loan documents.  As of August 31, 2005, the outstanding balance of this line of credit was $21,678,000 and the available amount for borrowing was $5,822,000.  The line of credit agreement contains covenants, including requirements related to tangible cash flow, asset and debt service coverage.  Additionally, the bank requires that any contemplated acquisitions be accretive.  As of August 31, 2005, the Company was in compliance with all covenants.  This line of credit agreement expires in November 2006, and accordingly, is classified under long-term liabilities on the Company’s balance sheet.

Additionally, in April 2005, the Company converted a $2,750,000 line of credit (collateralized by assets of Fox International, Inc.) with another bank to a $3,500,000 line of credit with a bank.  As part of the new financing, the lender paid off the balance of the previous line as well as a mortgage secured by the land and building of Fox International, Inc.  The interest rate on this line is a floating LIBOR rated based on a ratio of debt to EBITDA, as defined in the loan documents.  As of August 31, 2005, the outstanding balance of this line of credit was $3,500,000 and the available amount for borrowing was $0.  The line of credit agreement contains covenants, including requirements related to tangible cash flow, asset and debt service coverage.  As of August 31, 2005, the Company was in compliance with all covenants.  This line of credit agreement expires in November 2006, and accordingly, is classified under long-term liabilities on the Company’s balance sheet.

NOTE F – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,	August 31,
	2005	2004
Cash Paid for:
Interest	$631,000	$489,000
Income taxes, net of refunds	$1,152,000	$857,000

Non-cash Transactions:
Conversion of note payable to common stock	$125,000	$—
Issuance of common stock for monitor division of Data Ray, Inc.	$—	$400,000

NOTE G – SHAREHOLDERS’ EQUITY

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  Shares issued during the period are weighted for the portion of the period that they were outstanding.  Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period.

The following table is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

		Weighted Average
		Common Shares	Earnings Per
	Net Income	Outstanding	Share
Quarter ended August 31, 2005
Basic	$1,116,000	9,690,000	$0.12
Effect of dilution:
Stock options	—	235,000
Diluted	$1,116,000	9,925,000	$0.11

Quarter ended August 31, 2004
Basic	$1,152,000	9,656,000	$0.12
Effect of dilution:
Stock options	—	236,000
Diluted	$1,152,000	9,892,000	$0.12

Six months ended August 31, 2005
Basic	$1,722,000	9,696,000	$0.18
Effect of dilution:
Stock options	—	218,000
Diluted	$1,722,000	9,914,000	$0.17

Six months ended August 31, 2004
Basic	$2,267,000	9,644,000	$0.24
Effect of dilution:
Stock options	—	220,000
Diluted	$2,267,000	9,864,000	$0.23

Prior year earnings per share data have been adjusted to include the effect of a 2 for 1 stock split effected in the form of a 100% stock dividend in November 2004.

Stock-Based Compensation Plans

The Company has an incentive stock option plan whereby options may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years.  Statement of Financial Accounting Standards No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  The option price of all the Company’s stock options is equal to the market value of the stock at the grant date.  The Company granted 9,000 stock options during each of the quarters ended August 31, 2005 and 2004.

Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the effect on the Company’s pro forma net income and net earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004
Net income, as reported	$1,116,000	$1,152,000	$1,722,000	$2,267,000
Stock-based employee compensation expense, as reported	—	—	—	—
Stock-based employee compensation expense determined under fair value basis, net of tax	(8,000)	(12,000)	(15,000)	(21,000)
Pro forma net income	$1,108,000	$1,140,000	$1,707,000	$2,246,000

Net earnings per share:
Basic – as reported	$0.12	$0.12	$0.18	$0.24
Basic – pro forma	$0.12	$0.12	$0.18	$0.23
Diluted – as reported	$0.11	$0.12	$0.17	$0.23
Diluted – pro forma	$0.11	$0.12	$0.17	$0.23

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. The Company repurchased 25,621 shares in May 2005.  No shares were repurchased in fiscal 2005.  Under this program, an additional 170,500 shares remain authorized to be repurchased by the Company.

NOTE H – COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of nonowner changes in shareholders’ equity.  For the Company, total nonowner changes in shareholders’ equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity.  During the three months ended August 31, 2005 and 2004, total comprehensive income was $1,214,000 and $1,211,000, respectively.   During the six months ended August 31, 2005 and 2004, total comprehensive income was $1,894,000 and $2,333,000, respectively.

NOTE I – RELATED PARTY TRANSACTIONS

In August 2005, the Company’s chief executive officer advanced the Company $1,000,000.  This loan was repaid subsequent to quarter end in September 2005.

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

Second Quarter and Year to Date 2006 Highlights

•                  Monitor division revenue - the Company’s monitor division continued a strong growth trend.  The Company continues to strengthen its ability to compete in various niche markets within the defense, medical and projection display industries.  Net sales within this segment increased in the second quarter of fiscal 2006 by $1,497,000 or 11.4% compared to the second quarter of fiscal 2005.  For the six months ended August 31, 2005, net revenue increased $846,000 or 3.3% compared to the same period a year ago.  This increase reflects the Company’s acquisition of the Evans & Sutherland product line in November 2004, which was consolidated with the Company’s Display Systems operations in Cape Canaveral, FL.

•                  Data Display division revenue – the Company’s data display division sales increased $813,000 and $1,538,000 for the three and six month periods ended August 31, 2005 as compared to the same periods a year ago.  These increases reflect the Company’s decision to distribute projection tubes from its Data Display location in Tucker, GA.  These projection units carry a higher sales price per unit than the company’s normal inventory.

•                  Acquisition – during the first quarter of fiscal 2006, the Company acquired the IDS division of Three Five Systems, Inc., consisting of inventory and certain assets.  The newly acquired operation has acquired leased facilities in Marlboro, MA and has now completed its relocation to the new facility and will operate as a division of the Company’s Aydin Display Systems operations.

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

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply.  The Company’s inventory turnover averages 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations.  This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors.  Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at August 31, 2005, believes its reserves to be adequate.

Interest rate exposure – The Company had outstanding bank debt in excess of $25,000,000 as of August 31, 2005, all of which is subject to interest rate fluctuations by the Company’s lenders.  Higher rates applied by the Federal Reserve Board over the past four fiscal quarters and anticipated continued rate hikes have had and will continue to negatively impact the Company’s earnings.  It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Results of Operations

The following table sets forth, for the three and six months ended August 31, 2005 and 2004, the percentages which selected items in the Statements of Income bear to total sales:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2005	2004	2005	2004
Sales
Display Segment
Monitors	62.7%	63.5%	59.9%	62.6%
Data Display CRTs	10.7	8.2%	12.4	9.6
Entertainment CRTs	4.0	5.3	4.6	5.6
Electron Guns and Components	1.1	0.9	0.9	1.0
Total Display Segment	78.5%	77.9%	77.9%	78.8%
Wholesale Consumer Parts Segment	21.5	22.1	22.1	21.2
	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	67.4%	66.9%	67.7%	66.9%
Selling and delivery	8.1	8.5	8.2	8.6
General and administrative	15.4	14.6	16.4	14.6
	90.9%	90.0%	92.3%	90.1%

Income from Operations	9.1%	10.0%	7.7%	9.8%

Interest expense	1.4%	1.1%	1.5%	1.2%
Other income	0.1	0.2	0.2	0.4
Income before income taxes	7.8%	9.1%	6.4%	9.0%
Provision for income taxes	2.9	3.4	2.4	3.4

Net Income	4.9%	5.6%	4.0%	5.6%

Net sales

Consolidated net sales increased $2,666,000 and $3,207,000 for the three and six months ended August 31, 2005 as compared to the same periods ended August 31, 2004.  Display segment sales increased $2,213,000 and $2,136,000 for the three and six-month comparative periods ended August 31, 2005.  Sales within the Wholesale Consumer Parts segment increased $453,000 for the three-month comparative period and $1,071,000 for the six-month comparative periods.

The net increases in Display Segment sales is attributed to growth within the monitor operations of $1,497,000 for the three months ended August 31, 2005 and $846,000 for the six months ended August 31, 2005 as compared to the same periods a year ago.  These increases are due in large part to stronger demand from military and defense contractors, and also reflect increases resulting from the Company’s acquisition of Evans and Sutherland in the third quarter of fiscal 2005.  The data display sales showed an increase of $813,000 for the three month period and $1,538,000 for the six month periods ended August 31, 2005 as compared to the comparative period of a year ago.  These increases are the result of the Company distributing projection tubes from its Data Display location in Tucker, GA.  These projection tubes carry a higher selling price than Data Display’s normal inventory.  The components division showed an increase in sales for the three month period ended August 31, 2005 of $58,000 while sales for the six month comparative period remained flat.

Within the entertainment division, sales declined $156,000 and $247,000 for the three and six month comparative periods.  The Company is the primary supplier of replacement television CRTs to the domestic entertainment market.  A large portion of the entertainment segment’s sales (37%) are to major television retailers as replacements for products sold under manufacturer and extended warranties.  Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with the past two fiscal years.  The Company remains the primary supplier of product to meet manufacturers’ standard warranties.  Growth in this division will be impacted by the timing and number of extended warranties sold for the larger, more expensive sets.  Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.

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

Wholesale consumer parts segment net sales increased $453,000 and $1,071,000 for the three and six month periods ended August 31, 2005 compared to the same periods a year ago.  Management attributes these increases to the opening a new call center in the second half of fiscal 2005.  This call center acts as a consumer and dealer support center for both in-warranty and out-of-warranty household products, appliances, parts and accessories for Black & Decker, Delonghi, Norelco, Coby and various other manufacturers.  This call center also acts as a technical support center for these same manufacturers.  Other increases within this segment reflect increased volume of sales to Best Buy and Applica for the comparative periods.

Gross margins

 Consolidated gross margins decreased slightly from 33.1% to 32.6% for the quarter and from 33.1% to 32.3% for the six months ended August 31, 2005 as compared to the same period ended August 31, 2004.  Display segment margins decreased from 31.2% to 27.1% and from 30.7% to 26.6% for the comparative three and six month periods.  The wholesale consumer parts segment margins increased from 39.7% to 52.7% and from 42.1% to 52.5% for the three and six month comparative periods.

Gross margins within the Company’s monitor operations decreased to 25.8% for the six months ended August 31, 2005 compared to 30.9% for the same period a year ago and from 31.2% to 28.9% for the three months ended August 31, 2005.  These decreases are primarily attributable to decreased sales volume at the Company’s Teltron, Z-Axis and Lexel locations as well as management’s decision to close the XKD location at the end of fiscal 2005.

Gross margins for the wholesale consumer parts segment increased to 52.7% for the quarter ended August 31, 2005 as compared to 39.7% for the same quarter a year ago.  Gross margins increased from 42.1% to 52.5% for the six month comparative periods.  This increase is primarily due to additional revenue generated from its new call center.  Expenses for the call center are classified as operating expenses.

Operating expenses

Operating expenses as a percentage of sales were relatively flat for the quarter ended August 31, 2005 as compared to August 31, 2004 and increased slightly from 23.3% to 24.6% for the six month comparative periods.

Display segment expenses were flat for the three month comparative periods and increased $313,000 for the six month comparative periods ended August 31.  Management attributes the majority of this increase to corporate expenses, such as increased professional fees.

Wholesale consumer parts segment expenses increased $704,000 and $1,019,000 compared to the three and six month periods a year ago, primarily due to additional expenses associated with the new call center opened in late fiscal 2005.  These expenses (primarily payroll and telephone) are classified in general and administrative expense in the consolidated financial statements.

Interest expense

Interest expense increased $106,000 and $186,000 for the three and six months ended August 31, 2005 as compared to the same periods a year ago.  The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.   Overall debt increased $7,362,000 during the comparable periods, which was the primary reason for the increase in interest expense.

Income taxes

The effective tax rate for the six months ended August 31, 2005 is 38.0%, unchanged from a year ago.  These rates are greater than the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Foreign currency translation

Gains or losses resulting from the transactions with its UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity.  There were no significant gains or losses recognized in either period related to the UK subsidiary.

Liquidity and capital resources

As of August 31, 2005, the Company had total cash and cash equivalents of $2,185,000.  The Company’s working capital was $44,656,000 and $37,220,000 at August 31, 2005 and February 28, 2005, respectively.  In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities and long-term debt.  Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions and dividends.

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

Cash used by operations for the six months ended August 31, 2005 was $913,000 as compared to cash provided of $2,476,000 for the same period a year ago.   This decrease is attributable to slower collections of receivables as compared to the same period a year ago, offset by increases in accounts payable and accrued liabilities.

Investing activities used cash of $1,972,000 in the first six months of fiscal 2006, compared to $464,000 for fiscal 2005.    This increase was the result of cash of $1,377,000 used to acquire the IDS division of Three Five Systems, Inc.  Capital expenditures increased slightly for the comparable periods.  These expenditures relate primarily to investments in new computer equipment within the Company’s monitor operations.

Financing activities provided cash of $3,427,000 for the six months ended August 31, 2005, and used cash of $1,065,000 for the same period a year ago.  The Company executed a new line of credit in November 2004, which provided a higher borrowing availability.  The increase in borrowings was partially offset by the Company’s decision to repurchase $317,000 of its common stock in fiscal 2006.  No shares were repurchased in fiscal 2005.

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

The Company paid a cash dividend of $392,000 in the fourth quarter of fiscal 2005. The policy regarding future payments of dividends will be reviewed periodically by the Board of Directors and will be based on the earnings and financial position of the Company and other factors which the Board of Directors deems appropriate.

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

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost.  Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis.  Such reviews include observations of product development trends of the OEMs, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories.  There have been no significant changes in management’s estimates in fiscal 2006 and 2005; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

Revenue Recognition

The Company recognizes revenue on the sale of products when the products are shipped, all significant contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured.  The Company’s delivery term typically is F.O.B. shipping point.

In accordance with EITF 00-10, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations.  Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of income.

A portion of the Company’s revenue is derived from contracts to manufacture CRTs to a buyers’ specification.  These contracts are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  These contracts are fixed-price and cost-plus contracts and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition.  Any losses identified on contracts are recognized immediately.  Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues.  With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization.  These amounts are only included in contract value when they can be reliably estimated and realization is probable.

The Wholesale Parts segment has several distribution agreements that it accounts for using the gross revenue basis as prescribed by EITF 99-19.  The Company uses the gross method because the Company has general inventory risk, physical loss inventory risk and credit risk.

Allowance for bad debts

The allowance for bad debts is determined by reviewing all accounts receivable and applying historical credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors, as well as past payment history and overall trends in past due accounts compared to established thresholds.  The Company monitors credit exposure and assesses the adequacy of the allowance for bad debts on a regular basis.  Historically, the Company’s allowance has been sufficient for any customer write-offs.  Although the Company cannot guarantee future results, management believes its policies and procedures relating to customer exposure are adequate.

Warranty reserves

The warranty reserves are determined by recording a specific reserve for known warranty issues and a general reserve based on historical claims experience. The Company considers actual warranty claims compared to net sales, then adjusts its reserve liability accordingly.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Management feels that historically its procedures have been adequate and does not anticipate that its assumptions are reasonably likely to change in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads.  Approximately $27,326,000 of outstanding debt at August 31, 2005 related to long-term indebtedness under variable rate debt.  Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate.  Both rate bases are incremented for margins specified in their agreements.  Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an annualized decrease of approximately $273,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at August 31, 2005. The Company does not trade in derivative financial instruments.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2005. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2005.

Changes in Internal Controls

There have not been any changes in the our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings

No new material legal proceedings or material changes in existing litigation occurred during the quarter ended August 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the quarter ended August 31, 2005:

			Total Number of Shares	Maximum Number of Shares
Fiscal	Total Number of	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plans or Programs	Under the Plans or Programs*
June 1, 2005 through June 30, 2005	25,621	$12.37	25,621	144,500

July 1, 2005 through July 31, 2005	0	$0.00	0	144,500

August 1, 2005 through August 31, 2005	0	$0.00	0	144,500

Total Fiscal 2006 Second Quarter	25,621	$0.00	25,621	144,500

Our Board of Directors approved the above share purchase authority in June 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 462,500 shares of common stock.  This action was announced in June 2003.  The authorization has no expiration date.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

a)     The Company held its annual meeting of stockholders on August 26, 2005 and solicited votes by proxy in conjunction with such meeting.

b)    The following matter was approved by the shareholders:

(i)    The approval of management’s nominees to the Board of Directors with the nominees receiving the      following votes:

	For	Withheld	Abstain
Ronald D. Ordway	9,179,563	2,003	—
Ervin Kuczogi	9,138,458	43,108	—
Peter Frend	9,138,258	43,308	—
Carolyn Howard	9,138,258	43,308	—
Ernest J. Thibeault	9,179,563	2,003	—

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Exhibit Description

31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIDEO DISPLAY CORPORATION

October 17, 2005	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 17, 2005	By:	/s/ Gregory A. Kittle
Gregory A. Kittle
Chief Financial Officer