Form 10-Q
period 2005-11-30
VIDEO DISPLAY CORP
filed 2006-01-30
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to

Commission File Number 0-13394

VIDEO DISPLAY CORPORATION

(Exact name of registrant as specified on its charter)

GEORGIA	58-1217564
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1868 TUCKER INDUSTRIAL ROAD, TUCKER, GEORGIA 30084

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

As of January 23, 2006, the registrant had 9,689,000 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

ITEM 1. FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets
(in thousands)

	November 30, 2005	February 28, 2005
	(unaudited)	(restated, Note K)
Assets
Current Assets
Cash	$1,819	$1,471
Accounts receivable, less allowance for possible losses of $323 and $339	10,408	11,929
Inventories, net	35,928	32,105
Cost and estimated earnings in excess of billings on uncompleted contracts	1,064	738
Deferred income taxes	3,145	2,855
Prepaid expenses and other	1,180	460
Total current assets	53,544	49,558

Property, plant and equipment:
Land	540	540
Buildings	7,498	7,155
Machinery and equipment	20,996	19,485
	29,034	27,180
Accumulated depreciation and amortization	(20,355)	(19,543)
Net property, plant, and equipment	8,679	7,637

Goodwill	1,318	1,318
Other assets	3,832	3,671

Total assets	$67,373	$62,184

The accompanying notes are an integral part of these statements.

	November 30, 2005	February 28, 2005
	(unaudited)	(restated, Note K)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,638	$5,190
Accrued liabilities	3,146	3,425
Billings in excess of cost and estimated earnings on uncompleted contracts	1,740	454
Line of credit	—	2,688
Notes payable to officers and directors	42	49
Current maturities of long-term debt and financing lease obligations	139	577
Total current liabilities	10,705	12,383

Lines of credit	24,084	19,296
Long-term debt, less current maturities	818	848
Financing lease obligations, less current maturities	353	—
Notes payable to officers and directors, less current maturities	125	146
Convertible notes payable, net of discount of of $44 and $94	206	281
Deferred income taxes	465	434
Total liabilities	36,756	33,388

Minority Interests	123	123
Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,694 and 9,704 issued and outstanding	6,856	7,026
Additional paid-in capital	92	92
Retained earnings	23,601	21,624
Accumulated other comprehensive loss	(55)	(69)
Total shareholders’ equity	30,494	28,673
Total liabilities and shareholders’ equity	$67,373	$62,184

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
		(restated, Note K)		(restated, Note K)
Net sales	$19,676	$21,434	$63,450	$62,001

Cost of goods sold	13,231	14,214	42,865	41,360

Gross profit	6,445	7,220	20,585	20,641

Operating expenses
Selling and delivery	1,929	1,729	5,526	5,237
General and administrative	3,733	3,561	10,905	9,552
	5,662	5,290	16,431	14,789

Operating profit	783	1,930	4,154	5,852

Other income (expense)
Interest expense	(353)	(244)	(1,028)	(732)
Other, net	6	26	86	188
	(347)	(218)	(942)	(544)

Income before income taxes	436	1,712	3,212	5,308

Income tax expense	181	657	1,235	2,030

Net income	$255	$1,055	$1,977	$3,278

Basic earnings per share of common stock	$.03	$.11	$.20	$.34

Diluted earnings per share of common stock	$.03	$.11	$.20	$.33

Basic weighted average shares outstanding	9,687	9,686	9,699	9,665

Diluted weighted average shares outstanding	9,967	9,923	9,977	9,893

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended November 30, 2005 (unaudited)
(in thousands)

	Common Shares	Share Amount	Additional Paid In Capital	(restated, Note K) Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Balance at February 28, 2005	9,704	$7,026	$92	$21,624	$(69)
Net income for the period	—	—	—	1,977	—
Foreign currency translation adjustment	—	—	—	—	14
Repurchase of common stock	(26)	(317)	—	—	—
Exercise of stock options	6	22	—	—	—
Conversion of debt to common stock	10	125	—	—	—

Balance at November 30, 2005	9,694	$6,856	$92	$23,601	$(55)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended November 30,
	2005	2004
		(restated, Note K)
Operating Activities
Net income	$1,977	$3,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,304	894
Provision for bad debts	(16)	91
Provision for inventory reserve	720	375
Deferred income taxes	(260)	(416)
Changes in working capital, net of effects from acquisitions:
Accounts receivable	1,537	(120)
Inventories	(3,769)	(3,117)
Prepaid expenses and other assets	246	(679)
Accounts payable and accrued liabilities	169	1,461
Net cash provided by operating activities	1,908	1,767

Investing Activities
Capital expenditures	(1,427)	(530)
Cash paid for acquisition	(1,377)	(150)
Cash paid for product acquisition and other assets	—	(5,250)
Net cash used in investing activities	(2,804)	(5,930)

Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	23,999	43,107
Payments on long-term debt, lines of credit and financing lease obligations	(22,447)	(29,740)
Proceeds from loans from related parties	1,000	3,000
Repayments of loans from related parties	(1,028)	(11,282)
Repurchase of common stock	(317)	—
Proceeds from exercise of stock options	22	157
Net cash provided by financing activities	1,229	5,242

Effect of exchange rate changes on cash	15	20

Net increase in cash	348	1,099

Cash, beginning of period	1,471	3,021

Cash, end of period	$1,819	$4,120

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

November 30, 2005

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

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE C - BUSINESS ACQUISITION

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

The aggregate purchase price has been allocated based on fair values as of the date of the completion of the acquisition as follows (in thousands):

Inventories	$773
Machinery & equipment	74
Product designs, customer lists and other assets	530
$1,377

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

The following table presents the total purchase price of the acquisition (in thousands):

Cash	$150
Value of Video Display common stock issued	400
Total Purchase Price Consideration	$550

The aggregate purchase price has been allocated based on fair values as of the date of the completion of the acquisition as follows (in thousands):

Finished goods	$279
Machinery & equipment	80
Goodwill	91
Other assets	100
$550

NOTE D - PURCHASE OF ASSETS

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

NOTE E - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following (in thousands):

	November 30, 2005	February 28, 2005

Raw materials	$16,612	$14,529
Work-in-process	3,194	3,800
Finished goods	19,899	16,833
	39,705	35,162
Reserves for obsolescence	(3,777)	(3,057)
	$35,928	$32,105

NOTE F – COSTS AND ESTIMATED EARNINGS RELATED TO BILLINGS ON UNCOMPLETED CONTRACTS

Information relative to contracts in progress consisted of the following:

	November 30, 2005	February 28, 2005

Costs incurred to date on uncompleted contracts	$6,531	$1,006
Estimated earnings recognized to date on these contracts	3,381	220
	9,912	1,226
Billings to date	(10,588)	(942)
Costs and estimated earnings in excess (deficit) of billings, net	$(676)	$284

Costs and estimated earnings in excess of billings	$1,064	$738
Billings in excess of costs and estimated earnings	(1,740)	(454)
	$(676)	$284

Costs and estimated earnings in excess of billings are the results of contracts in progress (jobs) in completing orders to customers’ specifications on contracts accounted for under SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  Costs included are material, labor and overhead.  These jobs require design and engineering effort for a specific customer purchasing a unique product.  The Company records revenue on these fixed-price and cost-plus contracts on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition.  Any losses identified on contracts are recognized immediately.  Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues.  With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization.  These amounts are only included in contract value when they can be reliably estimated and realization is probable.  Billings are generated based on specific contract terms, which might be a progress payment schedule, specific shipments, etc.  None of the above contracts in progress contain post-shipment obligations.

As of November 30, 2005 and February 28, 2005, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts.  Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values.  As of November 30, 2005 and February 28, 2005, there were no progress payments that had been netted against inventory.

NOTE G - LONG-TERM DEBT AND FINANCING LEASE OBLIGATIONS

Long-term debt consisted of the following (in thousands):

	November 30, 2005	February 28, 2005
Mortgage payable to bank; variable interest rate; monthly principal and interest payments of $6,000 payable until December 2008 with a final principal payment of $350,000 in December 2008, collateralized by land and building of Fox International, Inc.; paid in full in April 2005.	$—	$479

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.35% as of November 30, 2005); monthly principal and interest payments of $5,000 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	544	557

Other	333	389
	877	1,425
Financing lease obligations	433	—
	1,310	1,425
Less current maturities	(139)	(577)
	$1,171	$848

NOTE H - LINES OF CREDIT

At November 30, 2005, the Company had a $27.5 million credit facility with a bank, collateralized by equipment, inventories and accounts receivable of the Company.  The interest rate on this line is a floating LIBOR rate based on a ratio of debt to EBITDA, as defined in the loan documents.  As of November 30, 2005, the outstanding balance of this line of credit was $20.6 million and the available amount for borrowing was $6.9 million.  The line of credit agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage.  Additionally, the bank requires that any contemplated acquisitions be accretive.  The Company was not in compliance with the consolidated Senior Funded Debt to EBITDA ratio covenant at November 30, 2005. On January 17, 2006, the Company obtained a waiver of this default from the lender. The Company expects to be in compliance with the financial covenants over the next twelve months based on current financial projections and the availability of subordinated advances from the Company’s Chief Executive Officer, if required. This line of credit agreement, as amended on January 6, 2006, expires in March 2007, and accordingly, is classified under long-term liabilities on the Company’s balance sheet.

Additionally, in April 2005, the Company converted a $2.8 million line of credit (collateralized by assets of Fox International, Inc.) with another bank to a $3.5 million line of credit with a bank.  As part of the new financing, the lender paid off the balance of the previous line as well as a mortgage secured by the land and building of Fox International, Inc.  The interest rate on this line is a floating LIBOR rated based on a ratio of debt to EBITDA, as defined in the loan documents.  As of November 30, 2005, the outstanding balance of this line of credit was $3.5 million with no remaining borrowing availability.  The line of credit agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage.  The Company was not in compliance with the consolidated Senior Funded Debt to EBITDA ratio covenant at November 30, 2005. On January 17, 2006, the Company obtained a waiver from the lender of this default. The Company expects to be in compliance with the financial covenants over the next twelve months based on current financial projections and the availability of subordinated advances from the Company’s Chief Executive Officer, if required.  This line of credit agreement, as amended on January 6, 2006, expires in March 2007, and accordingly, is classified under long-term liabilities on the Company’s balance sheet.

NOTE I – SEGMENT INFORMATION

Condensed segment information is as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
		(restated, Note K)		(restated, Note K)
Net Sales
Display Segment	$15,010	$16,738	$49,111	$48,703
Wholesale Distribution Segment	4,666	4,696	14,339	13,298
	$19,676	$21,434	$63,450	$62,001

Operating profit
Display Segment	$586	$1,852	$3,448	$5,703
Wholesale Distribution Segment	197	78	706	149
Income from Operations	783	1,930	4,154	5,852

Interest expense	(353)	(244)	(1,028)	(732)
Other income, net	6	26	86	188
Income before income taxes	$436	$1,712	$3,212	$5,308

NOTE J — SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended (in thousands)
	November 30, 2005	November 30, 2004
Cash Paid for:
Interest	$978	$723
Income taxes, net of refunds	$3,250	$1,253

Non-cash Transactions:
Leased capital equipment	$433	$—
Conversion of note payable to common stock	$125	$—
Issuance of common stock for monitor division of Data Ray, Inc.	$—	$400

NOTE K — PRIOR PERIOD RESTATEMENT

Certain prior year amounts have been restated to correct errors discovered by the Company during preparation of the 3rd quarter Fiscal 2006 financial statements. See related comments under the caption “Prior Period Restatement” in Part I, Item 2. in this quarterly report on Form 10-Q. The Company discovered errors in its accounting for the treatment of foreign subsidiary losses for income tax purposes in fiscal 2005 and in certain non-income tax-based franchise taxes in fiscal 2005 and prior fiscal years. These errors resulted primarily from clerical mathematical error, as well as the improper recording of non-income based franchise taxes against an accrual rather than as an expense on the consolidated statements of income.

The following tables summarize the impact of the restatements on the affected items as originally reported on the consolidated balance sheet at February 28, 2005 and as originally reported on the consolidated statements of income for the three and nine month periods ended November 30, 2004 (in thousands except per share data).

	November 30, 2004
	Three Months Ended		Nine Months Ended
	As Previously Reported	As Restated	As Previously Reported	As Restated

Selected Consolidated Statements of Operations items
General and administrative expenses	$3,529	$3,561	$9,457	$9,552
Operating profit	1,962	1,930	5,947	5,852
Income before income taxes	1,744	1,712	5,403	5,308
Provision for income taxes	667	657	2,060	2,030
Net income	1,077	1,055	3,343	3,278

Basic earnings per share of common stock	$.11	$.11	$.35	$.34

Diluted earnings per share of common stock	$.11	$.11	$.34	$.33

	February 28, 2005
	As Previously Reported	As Restated
Selected Consolidated Balance Sheet items
Deferred income taxes	$2,555	$2,855
Other assets	4,020	3,671
Accrued liabilities	3,080	3,425
Retained earnings	22,018	21,624
Total shareholders equity	29,067	28,673

NOTE L – SHAREHOLDERS’ EQUITY

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  Shares issued during the period are weighted for the portion of the period that they were outstanding.  Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period.  The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended November 30, 2005 and 2004 (in thousands, except per share data):

	Net Income	Weighted Average Common Shares Outstanding	Earnings Per Share
Quarter ended November 30, 2005
Basic	$255	9,687	$0.03
Effect of dilution:
Options	—	280
Diluted	$255	9,967	$0.03

Quarter ended November 30, 2004
Basic	$1,055	9,686	$0.11
Effect of dilution:
Options	—	237
Diluted	$1,055	9,923	$0.11

Nine months ended November 30, 2005
Basic	$1,977	9,699	$0.20
Effect of dilution:
Options	—	278
Diluted	$1,977	9,977	$0.20

Nine months ended November 30, 2004
Basic	$3,378	9,665	$0.34
Effect of dilution:
Options	—	228
Diluted	$3,278	9,893	$0.33

Prior year earnings per share data have been adjusted to include the effect of a 2 for 1 stock split effected in the form of a 100% stock dividend in November 2004.

Stock-Based Compensation Plans

The Company has an incentive stock option plan whereby options may be granted to key employees at a price not less than fair market value at the time the options are granted and are exercisable beginning on the first anniversary of the grant date for a period not to exceed ten years.  Statement of Financial Accounting Standards No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  The option price of all the Company’s stock options is equal to the market value of the stock at the grant date.  The Company granted 9,000 stock options during each of the three quarters ended November 30, 2005 and 2004.

Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under SFAS No. 123, the effect on the Company’s pro forma net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
		(restated, Note K)		(restated, Note K)
Net income, as reported	$255	$1,055	$1,977	$3,278
Stock-based employee compensation expense, as reported	—	—	—	—
Stock-based employee compensation expense determined under fair value basis, net of tax	(24)	(14)	(39)	(35)
Pro forma net income	$231	$1,041	$1,938	$3,243

Net earnings per share:
Basic – as reported	$0.03	$0.11	$0.20	$0.34
Basic – pro forma	$0.02	$0.11	$0.20	$0.34
Diluted – as reported	$0.03	$0.11	$0.20	$0.33
Diluted – pro forma	$0.02	$0.10	$0.19	$0.33

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market.  The Company repurchased 25,621 shares in May 2005.  No shares were repurchased in fiscal 2005.  Under this program, an additional 144,900 shares remain authorized to be repurchased by the Company at November 30, 2005.

On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the repurchase of up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum or maximum number of shares required to be repurchased under the program.

NOTE M – COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of non-owner changes in shareholders’ equity.  For the Company, total non-owner changes in shareholders’ equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity.  During the three months ended November 30, 2005 and 2004, total comprehensive income was $97,000 and $1.1 million, respectively.  During the nine months ended November 30, 2005 and 2004, total comprehensive income was $2.0 million and $3.3 million, respectively.

NOTE N – RELATED PARTY TRANSACTIONS

In August 2005, the Company’s Chief Executive Officer loaned the Company $1,000,000 on a non-interest bearing and due on demand basis, which was repaid in September 2005.

Video Display Corporation and Subsidiaries

November 30, 2005

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company’s 2005 Annual Report to Shareholders, which included audited financial statements and notes thereto for the fiscal year ended February 28, 2005, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Third Quarter and Year to Date 2006 Highlights

•                  Monitor division revenue - The Company continues to focus its growth efforts on various niche markets within the defense, medical and projection display industries.  Net sales within this division decreased in the third quarter of fiscal 2006 by $1.0 million compared to the third quarter of fiscal 2005 due to the fulfillment of a military contract for replacement CRTs earlier in fiscal 2006, which has not been renewed. For the nine months ended November 30, 2005, net revenue decreased $0.1 million or 0.3% compared to the same period a year ago.  On a year to date basis, the decline in replacement military CRT sales was largely offset by the Evans & Sutherland product line acquired in November 2004, which was consolidated with the Company’s Display Systems operations in Cape Canaveral, FL.

•                  Data Display division revenue – the Company’s Data Display division sales decreased $0.5 million for the three months ended November 30, 2005, as compared to the same period a year ago, due to a larger concentration of lower priced replacement CRTs in the current quarter’s sales mix compared to the prior year period. Sales in this division increased $1.1 million for the nine months ended November 30, 2005 as compared to the same period a year ago.  These increases reflect the Company’s decision to distribute projection tubes from its Data Display location in Tucker, GA.  These projection units carry a higher sales price per unit than the Company’s normal inventory.

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

•                  New credit facility – in April 2005, the Company finalized a new line of credit to replace a prior facility.  Under the terms of this new facility, the Company paid off the existing line of credit as well as a mortgage securing the land and building of Fox International, Ltd.  The maximum amount available for borrowings under this new line is $3.5 million compared to approximately $2.8 million under the prior facility.  Proceeds from this line are available for working capital needs of the Company.

Fiscal 2006 Challenges

Inventory management - the Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply.  The Company’s inventory turnover averages over 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations.  This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors.  Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at November 30, 2005, believes its reserves to be adequate.

Interest rate exposure – The Company had outstanding bank debt in excess of $24.0 million as of November 30, 2005, all of which is subject to interest rate fluctuations by the Company’s lenders.  Higher rates applied by the Federal Reserve Board over the past four fiscal quarters and potential continued rate hikes have negatively affected the Company’s earnings and will continue to negatively impact the Company’s earnings.  It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Prior Period Restatement

During preparation of the 3rd quarter Fiscal 2006 financial statements, the Company discovered an error in its accounting for the treatment of foreign subsidiary losses for income tax purposes in the fiscal year ended February 28, 2005 and certain non-income tax-based franchise taxes in the fiscal year ended February 28, 2005 and several prior fiscal years. A clerical error in the calculation of the tax effects of foreign losses resulted in an understatement of the Company’s fiscal 2005 consolidated provision for income taxes by approximately $129,000. In addition, for several years, the Company has applied the payment of non-income based franchise taxes against income taxes payable. Due to improper income taxes payable account reconciliation procedures, this error was not detected. The Company did not recognize general and administrative expense when the franchise taxes were paid. Proper recognition of these franchise taxes in general and administrative expenses reduces reported net income by approximately $86,000 in fiscal 2005, $53,000 in fiscal 2004, $47,000 in fiscal 2003, $26,000 in fiscal 2002 and approximately $53,000 in fiscal 2001 and years prior. These adjustments did not have a material impact on reported cash flows. The effect of these errors on reported net income is summarized as follows (in thousands):

	Fiscal Year
	2005	2004	Prior

Net income, previously reported	$3,722	$3,165

General and Administrative expense, net of income taxes	(86)	(53)	$(126)
Provision for income taxes	(129)	—	—
Net effect of adjustments	(215)	(53)	$(126)

Net income, as restated	$3,507	$3,112

Diluted earnings per share of common stock, previously reported	$.38	$.33

Diluted earnings per share of common stock, as restated	$.35	$.32

Management has determined that the error was the result of a control deficiency with respect to the Company’s procedures in calculating and reporting its franchise tax and the treatment of foreign losses in the provision for income taxes under SFAS 109, and the proper reconciliation of those items to related consolidated balance sheet accounts. Management believes that this control deficiency constituted a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has recently employed additional experienced financial staff, as reported in its Form 8-K filed December 20, 2005, to address this weakness and has amended its procedures for the preparation and review of recorded income tax amounts included in the Company’s consolidated financial statements.

Management has reviewed the impact of these errors on reported results of operations for the years affected, utilizing criteria set forth in Staff Accounting Bulletin 99, including the qualitative and quantitative elements outlined in that statement. Management has determined that the impact of this adjustment in each of the years affected is not material to reported results of operations on either a qualitative or quantitative basis in the respective years. Based on this determination, the Company does not plan to re-file its Annual Report on Form 10-K for fiscal 2005.

Results of Operations

The following table sets forth, for the three and nine months ended November 30, 2005 and 2004, the percentages which selected items in the Statements of Income bear to total sales:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Sales
Display Segment
Monitors	62.0%	61.5%	60.6%	62.2%
Data Display CRTs	8.9	10.3	11.3	9.9
Entertainment CRTs	4.5	5.0	4.6	5.4
Electron Guns and Components	0.9	1.3	0.9	1.1
Total Display Segment	76.3%	78.1%	77.4%	78.6%
Wholesale Distribution Segment	23.7	21.9	22.6	21.4
	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	67.2%	66.3%	67.6%	66.7%
Selling and delivery	9.8	8.1	8.7	8.5
General and administrative	19.0	16.6	17.2	15.4
	96.0%	91.0%	93.5%	90.6%

Income from Operations	4.0%	9.0%	6.5%	9.4%

Interest expense	(1.8)%	(1.1)%	(1.6)%	(1.2)%
Other income, net	0.0	0.1	0.1	0.4
Income before income taxes	2.2%	8.0%	5.0%	8.5%
Provision for income taxes	0.9	3.1	1.9	3.3
Net Income	1.3%	4.9%	3.1%	5.3%

Net sales

Consolidated net sales decreased $1.8 million for the three months ended November 30, 2005 and increased $1.4 million for the nine months ended November 30, 2005, as compared to the same periods ended November 30, 2004. Display segment sales decreased $1.7 million for the three-month comparative period and increased $0.4 million for the nine-month comparative period. Sales within the Wholesale Distribution segment were flat for the three-month comparative period and increased $1.0 million for the nine-month comparative period.

The net decrease in Display Segment sales for the three months ended November 30, 2005 is primarily attributed to declines within the Monitor and Data Display CRTs divisions, as compared to the same periods ended November 30, 2004.  The Monitor division’s sales declined $1.0 million over the three-month period due to the fulfillment of a military contract for replacement CRTs earlier in fiscal 2006, which has not been renewed. The Data Display CRTs division sales declined $0.5 million over the three-month period due to a larger concentration of lower priced replacement CRTs in the current quarter’s sales mix compared to the prior year period. Sales of the Entertainment CRTs and Electron Gun and Components divisions declined $0.2 million and $0.1 million, respectively over the comparable three-month period.

Display Segment net sales increased $0.4 million for the nine months ended November 30, 2005 as compared to the same period a year ago.  This increase is the result of a $1.1 million increase in the Data Display CRTs division’s sales due to improved sales of projection tubes, which carry a higher selling price than replacement CRTs, in the first two quarters of fiscal 2006, partially offset by a $0.4 million decline in the Entertainment CRTs divisions sales. The Monitors division and the Electron Gun and Components division sales reflected slight declines of $0.1 million each for the comparative periods.

The Company is the primary supplier of replacement television CRTs to the domestic entertainment market.  A large portion of the Entertainment CRTs division’s sales (37%) are to major television retailers as replacements for products sold under manufacturer and extended warranties.  Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with the past two fiscal years.  The Company remains the primary supplier of product to meet manufacturers’ standard warranties.  Growth in this division will be impacted by the timing and number of extended warranties sold for the larger, more expensive sets.  Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.

Sales in the Electron Gun and Components division have declined during recent fiscal years due to weaker demand for electron gun and stem sales.  Electron gun sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers.  These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets.  The Company’s Wintron location is in the process of transitioning to two newer camera technologies.  One such technology will assist border guards with under car inspections and another will assist correctional facilities with the supervision of inmates.  If this transition is successful, the Company believes these new technologies will have a positive impact on the component division sales.

Wholesale Distribution segment net sales were flat for the three-month period, and increased $1.0 million for the nine- month period, ended November 30, 2005 compared to the same periods a year ago.  Management attributes the fiscal year to date increase to opening a new call center in the second half of fiscal 2005.  This call center acts as a consumer and dealer support center for both in-warranty and out-of-warranty household products, appliances, parts and accessories for Black & Decker, Delonghi, Norelco, Coby and various other manufacturers.  This call center also acts as a technical support center for these same manufacturers.  Other increases within this segment reflect increased volume of sales to Best Buy and Applica for the comparative periods.

Gross margins

Consolidated gross margins decreased from 33.7% to 32.8% for the third quarter and from 33.3% to 32.4% for the nine months ended November 30, 2005 as compared to the same periods ended November 30, 2004.

Display segment margins decreased from 29.9% to 25.9% and from 30.4% to 26.4% for the comparative three and nine month periods. Gross margins within the Monitor division decreased to 26.3% for the nine months ended November 30, 2005 compared to 31.1% for the same period a year ago and from 30.0% to 26.6% for the three months ended November 30, 2005 compared to the prior year.  These decreases are primarily attributable to decreased sales volume at the Company’s Aydin, Teltron and Lexel locations, costs associated with the integration of the Three Five Systems operation, higher than expected design costs on certain products, as well as management’s decision to close the XKD location at the end of fiscal 2005.

The Wholesale Distribution segment margins increased from 47.3% to 54.9% and from 43.9% to 53.3% for the three and nine months ended November 30, 2005 as compared to the same periods ended November 30, 2004. These increases are primarily due to additional revenue generated from its new call center.  Expenses for the call center are classified as operating expenses.

Operating expenses

Operating expenses as a percentage of sales increased from 24.7% to 28.8% for the quarter ended November 30, 2005 compared to the quarter ended November 30, 2004 and increased from 23.9% to 25.9% for the nine-month comparative period.

Display segment operating expenses increased $0.2 million for the three-month period, and increased $0.5 million for the nine-month period, ended November 30, 2005, as compared to the comparable prior year periods.  Management attributes the majority of these increases to corporate expenses, such as increased professional fees.

Wholesale Distribution segment operating expenses increased $0.2 million and $1.2 million compared to the three and nine month periods a year ago, primarily due to additional expenses associated with the new call center opened in late fiscal 2005.  These expenses (primarily payroll and telephone) are classified in general and administrative expense in the consolidated financial statements.

Interest expense

Interest expense increased $0.1 million and $0.3 million for the three and nine months ended November 30, 2005 as compared to the same periods a year ago.  The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.  These increases in interest expense primarily reflect higher market interest rates in effect during Fiscal 2006 compared Fiscal 2005.

Income taxes

The effective tax rate for the nine months ended November 30, 2005 and November 30, 2004 was 38.5% and 38.2%, respectively.  These rates are greater than the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Foreign currency translation

Gains or losses resulting from the transactions with the Company’s UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity.  There were no significant gains or losses recognized in either period related to the UK subsidiary.

Liquidity and Capital Resources

As of November 30, 2005, the Company had total cash of $1.8 million.  The Company’s working capital was $42.8 million and $37.2 million at November 30, 2005 and February 28, 2005, respectively.  In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities and long-term debt.  Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions and dividends.

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

The Company continues to monitor its cash and financing positions, seeking to find ways to lower its interest costs and to produce positive operating cash flow.  The Company examines possibilities to grow its business as opportunities present themselves, such as new sales contracts or niche acquisitions. There could be an impact on working capital requirements to fund this growth.  As in the past, the intent is to finance such projects with operating cash flows or existing bank lines; however, more permanent sources of capital may be required in certain circumstances.  In May 2005, the Company acquired the IDS division of Three Five Systems, Inc.  The acquisition consisted of cash to the seller of approximately $1.4 million total consideration.

Cash provided by operations for the nine months ended November 30, 2005 was $1.9 million as compared to cash provided of $1.8 million for the nine months ended November 30, 2004. This slight increase is attributable to improved collections of receivables as compared to the same period a year ago and the impact of reduced sales in the comparable third quarters, partially offset by increases in inventory over the comparable periods.

Investing activities used cash of $2.8 million in the first nine months of fiscal 2006, compared to $5.9 million for fiscal 2005. This decrease primarily reflects cash of approximately $1.4 million used to acquire the IDS division of Three Five Systems, Inc. during fiscal 2006 compared to cash of approximately $5.3 million used to acquire certain assets of Evans and Sutherland, Inc. during fiscal 2005. Capital expenditures increased $1.3 million for the comparable periods.  These expenditures relate primarily to investments in new computer equipment within the Company’s monitors division and upgrades to the call center in the Wholesale Distribution segment.

Financing activities provided cash of $1.2 million for the nine months ended November 30, 2005, compared to cash provided of $5.2 million for the same period a year ago.  The Company executed a new line of credit in November 2004, which provided a higher borrowing availability in conjunction with its acquisition activities.  The increase in borrowings was partially offset by the Company’s decision to repurchase $317,000 of its common stock in fiscal 2006.  No shares were repurchased in fiscal 2005.

The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans.  Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.

The Company was not in compliance with the consolidated Senior Funded Debt to EBITDA ratio covenant under the Line of Credit agreements at November 30, 2005. On January 17, 2006, the Company obtained a waiver of this default from the lender. The Company expects to be in compliance with the financial covenants over the next twelve months based on current financial projections and the availability of subordinated advances from the Company’s Chief Executive Officer, if required.

The Company has a stock repurchase program, approved by the Board of Directors of the Company in increments starting in fiscal 1998, pursuant to which it is authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market.  The Company repurchased 25,621 shares in May 2005.  No shares were repurchased in fiscal 2005.  Under this program, an additional 144,900 shares remain authorized to be repurchased by the Company at November 30, 2005.

On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the repurchase of up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum or maximum number of shares required to be repurchased under the program.

The Company paid a cash dividend of $0.4 million in the fourth quarter of fiscal 2005. The policy regarding future payments of dividends will be reviewed periodically by the Board of Directors and will be based on the earnings and financial position of the Company and other factors which the Board of Directors deems appropriate.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, revenue recognition, the allowance for bad debts and warranty reserves.  The Company uses the following methods and assumptions in determining its estimates:

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

In accordance with Emerging Issues Task Force (EITF) issue 00-10, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of income.  Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of income.

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

The Wholesale Distribution segment has several distribution agreements that it accounts for using the gross revenue basis as prescribed by EITF issue 99-19.  The Company uses the gross method because the Company has general inventory risk, physical loss inventory risk and credit risk. The call center service revenue is recognized based on written pricing agreements with each manufacturer, on a per call, per email or per standard mail basis.

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

Warranty reserves

The warranty reserve is determined by recording a specific reserve for known warranty issues and a general reserve based on historical claims experience. The Company considers actual warranty claims compared to net sales, then adjusts its reserve liability accordingly.  Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.  Management believes that historically its procedures have been adequate and does not anticipate that its assumptions are reasonably likely to change in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads.  Approximately $24.9 million of outstanding debt at November 30, 2005 related to long-term indebtedness under variable rate debt.  Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate.  Both rate bases are incremented for margins specified in their agreements.  Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.3 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at November 30, 2005. The Company does not trade in derivative financial instruments.

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

During preparation of the 3rd quarter Fiscal 2006 financial statements, the Company discovered an error in its accounting for the treatment of foreign subsidiary losses for income tax purposes in the fiscal year ended February 28, 2005 and certain non-income tax-based franchise taxes in the fiscal year ended February 28, 2005 and several prior fiscal years. Management has determined that the error was the result of a control deficiency with respect to the Company’s procedures in correctly calculating and reporting its franchise tax and the treatment of foreign losses in the provision for income taxes under SFAS 109, and the proper reconciliation of those items to related consolidated balance sheet accounts. Management believes that this control deficiency constituted a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has recently employed additional experienced financial staff, as reported in its Form 8-K filed December 20, 2005, to address this weakness and has amended its procedures for the preparation and review of recorded income tax amounts, including the preparation of the Company’s November 30, 2005 consolidated financial statements.

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2005. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2005.

Changes in Internal Controls

There have not been any changes in the our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting other than as described above.

PART II

Item 1.	Legal Proceedings

No new material legal proceedings or material changes in existing litigation occurred during the quarter ended November 30, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

The Company was not in compliance with the consolidated Senior Funded Debt to EBITDA ratio covenant under the Line of Credit agreements at November 30, 2005. On January 17, 2006, the Company obtained a waiver of this default from the lender. The Company expects to be in compliance with the financial covenants over the next twelve months based on current financial projections and the availability of subordinated advances from the Company’s Chief Executive Officer, if required.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

January 30, 2006	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 30, 2006	By:	/s/ Michael D. Boyd
Michael D. Boyd
Chief Financial Officer