Form 10-K
period 2006-02-28
VIDEO DISPLAY CORP
filed 2006-06-14
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to______________

Commission file number 0-13394

VIDEO DISPLAY CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1217564
(State of Incorporation)	(IRS Employer Identification No.)
1868 Tucker Industrial Road, Tucker Georgia	30084
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (770) 938-2080

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ/NMS

Securities registered pursuant to Section 12(g) of the Act: Common stock (no par value)

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES   ☐   NO   ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES   ☐   NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒   NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐         Accelerated filer   ☐         Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of
1934). YES   ☐   NO   ☒

As of August 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the NASDAQ National Market System was $56,500,000.

The number of shares outstanding of the registrant’s Common Stock as of May 15, 2006 was 9,622,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Portions of the Definitive Proxy statement related to the 2006 Annual Meeting of Stockholders in Part III.

VIDEO DISPLAY CORPORATION
TABLE OF CONTENTS

ITEM NUMBER
PART I
Item 1.	Business.
Item 1A.	Risk Factors.
Item 1B.	Unresolved Staff Comments.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.
PART II
Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.
Item 9B.	Other Information.
PART III
Item 10.	Directors and Executive Officers of the Registrant.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions.
Item 14.	Principal Accountant Fees and Services.
PART IV
Item 15.	Exhibits, Financial Statement Schedules.

PART I

ITEM 1.                BUSINESS.

General

Video Display Corporation (the “Company”) is a leading designer, manufacturer and supplier of a wide range of display devices and component parts for military, medical, industrial and consumer display applications. The Company’s product line encompasses both cathode ray tube displays and flat panel displays with major emphasis on high-end niche market displays for specialty applications. The Company also acts as a facilitator and wholesale distributor of parts and accessories for various original equipment manufacturers (“OEMs”) of consumer products. In fiscal 2005, the Company added a call center, which was relocated and enlarged during fiscal 2006, and which acts as a consumer and dealer support center for in-warranty and out-of-warranty household products, appliances, parts and accessories for various electronics manufacturers. This call center also acts as a technical support center for the same manufacturers. The Company markets its products worldwide primarily from facilities located in the United States and one subsidiary operation in the United Kingdom. Refer to comments under the caption “Forward looking statements and risk factors” in Item 1A. Risk Factors of this Annual Report on Form 10-K.

Description of Principal Business

The Company generates revenues from four related display oriented businesses (78% of consolidated sales in fiscal 2006) as well as distribution of parts and accessories for consumer products (22% of consolidated sales in fiscal 2006). Substantially all of the Company’s earnings were derived from the display segment of the business in fiscal 2006. Revenues, by category, from the display segment for fiscal 2006 were as follows:

Monitor revenue (76.7%)

Home Entertainment CRT revenue (5.6%)

Data Display CRT (16.6%)

Components (1.1%)

See Note 15. “Segment Information” to the Consolidated Financial Statements.

Manufacturing and distribution facilities are located in Georgia, Florida, Louisiana, Pennsylvania, New York, Kentucky and Lye, U.K., in addition to several sales and service agents located worldwide.

The consumer parts and accessories distribution business is operated under the Fox International name, headquartered in Bedford Heights, Ohio with one additional distribution center in Richardson, Texas.

The Company continues to explore opportunities to expand its product offerings in the display industry. The Company anticipates that this expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company’s position in the display industry. Management continually evaluates product trends in the industry and divisions in which the Company operates. Overall trends are discussed herein under “Flat Panel and Other Technology”. Research and development prior to 2003 consisted primarily of establishing the interchangeability of products from various manufacturers and, when advantageous, manufacturing products to replace original electronic parts. Subsequent to that period, the Company has expended significant research and development funds (approximately $1.3 million in fiscal 2006) in both high resolution projection displays and active matrix liquid crystal display (“AMLCD”) technologies.

Segment Information

This information is provided in Note 15. Segment Information to the Consolidated Financial Statements.

Principal Products

Monitor Displays

The Company’s monitor operations are conducted at Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Teltron and Aydin); Cape Canaveral, Florida (Display Systems); and Lexington, Kentucky (Lexel).

This portion of the Company’s operations involves the design, engineer and manufacture of complete monochrome and color monitor and projector display units using new CRTs or flat panel displays. The Company will customize these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins. In its efforts to solidify its position in the display industry, while reducing its dependence on CRT replacement markets, the Company has developed this high end display during the past five years from a zero revenue base to represent approximately 59.5% of fiscal 2006 consolidated net revenues.

This portion of the Company’s operations targets niche markets where competition from major multinational electronics companies tends not to be a significant factor. The prime customers for this product include defense, security, training and simulation areas of the U.S. and foreign militaries as well as the major defense contractors such as the Boeing Co., L-3 Communications, Lockheed Martin and others. These defense contractors utilize the Company’s products for ruggedized mission critical applications such as shipboard and nuclear submarines. Flight simulator displays are also produced to provide a full range of flight training simulations for military applications. The Company’s acquisition of the ESCP® CRT line of calligraphic projectors from Evans & Sutherland, Inc. in the third quarter of fiscal 2005 allowed the Company to expand into the commercial flight training simulation market. The primary components for the ruggedized product line consist of projection systems, CRT and flat panel displays, circuit boards and machine parts.

Although most monitors are customized to meet a customer’s specifications, all monitors sold include the following general components: CRT or flat panel displays, circuit boards, and machine parts. Most of the Company’s monitors are then ruggedized, which allows them to better withstand adverse conditions, such as extreme temperature, depth, altitude and vibration.

Cathode Ray Tubes (“CRTs”)

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

The Company’s CRT manufacturing operations of new and recycled CRTs are conducted at facilities located in White Mills, Pennsylvania (Chroma); Bossier City, Louisiana (Novatron); Lexington, Kentucky (Lexel); and Birdsboro, Pennsylvania (Teltron). With the Company’s closure of the Mexico manufacturing facility in fiscal 2003, the Tucker, Georgia location now acts as the Company’s sole distribution point of data display CRTs purchased from outside sources. The Lye, U.K. location is a sales and distribution facility for the Tucker, GA products.

The Company maintains the capability of manufacturing a full range of monochrome CRTs as well as remanufacturing color CRTs from recycled glass. Also, our Teltron and Lexel operations manufacture a wide range of radar, infrared, camera and direct-view storage tubes for military and security applications. All CRTs manufactured by the Company are tested for quality in accordance with standards approved by United Laboratories.

The Company also distributes new CRTs and other electronic tubes purchased from original manufacturers, both domestic and international. The Company forecasts its inventory requirements for six months to one year. Occasionally, manufacturers offer large quantities of overstocked original manufactured tubes at significant price reductions. The Company acquires these tubes when the existing replacement market appears to demonstrate adequate future demand and the purchase price allows a reasonable profit for the risk. Due to the extended time frame for the replacement market to develop (five to seven years), these purchased inventories sometimes do not sell as quickly as other inventories. Bulk CRT purchases have declined over the past few years as the Company is managing current inventory levels against the anticipated reduction in future CRT demand due to the growth of flat panel technology.

The Company maintains an internal sales organization to sell directly to OEMs and their service organizations and markets its products through approximately 150 independent wholesale electronics distributors located throughout the U.S. The Company also supplies, under private-brand labeling, many of the replacement tubes marketed by several national brand name television manufacturers.

In addition to factors affecting the overall market for such products, the Company’s sales volume in the CRT replacement markets is dependent upon the Company’s ability to provide prompt response to customers’ orders, while maintaining quality control and competitive pricing. The Company’s manufacturing activities are scheduled primarily around orders received.

Electron Guns and Components

The Company, through its Tucker, GA based electron gun manufacturing subsidiary, Southwest Vacuum, manufactures electron gun assemblies comprised of small metal, glass and ceramic parts. The assembly process is highly labor intensive. While the particular electron guns being sold are of the Company’s own design, most are replacements for electron guns previously designed for original equipment CRTs used in television sets and computer monitors. Raw materials consist of glass and metal stamped parts.

Although Southwest Vacuum markets its products to independent customers, the majority of electron guns produced by the Company are consumed internally among the Company’s own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $221,000, $297,000 and $835,000 for fiscal 2006, 2005 and 2004, respectively.

The remaining operation in the component division, Wintron, located in Howard, Pennsylvania, produces flyback transformers, coils and power transformers. Intercompany sales transactions were $48,000, $287,000 and $105,000 for fiscal 2006, 2005 and 2004, respectively.

Flat Panel and Other Technology

The Company anticipates that AMLCD and Plasma Display products, due to their lower space and power requirements, will eventually become the display of choice in many display applications. The significance of this continuing trend has had an effect on the Display divisions of the Company. In anticipation of long-term trends toward flat panel display usage, the Company has focused its efforts as well as its acquisition strategy toward flat panel technologies for niche market applications in the medical, simulation, training and military markets. Other types of technology, including high-definition television

(“HDTV”), have not had a significant impact on the Company’s business. HDTV utilizes both CRT and flat panel technology and, therefore, has potential positive effects on the Company due to anticipated higher margin CRT replacements. There may be long-term negative effects should the HDTV market move toward greater flat panel utilization, but HDTV is expected to have a positive impact on the Company’s CRT business in the near term, although there can be no assurance that this will be the case. The Company will continue to monitor these trends and make adjustments to its CRT inventory levels and operating facilities to reflect changes in demand.

Electronic Parts

Fox International distributes consumer electronic parts of most major consumer electronics manufacturers, both foreign and domestic. This subsidiary resells these products to major electronic distributors, retail electronic repair facilities, third-party contractual repair shops, and directly to consumers. In its relationship with consumer electronic manufacturers, Fox International receives the right, often exclusively, to ship parts to authorized dealers. Many of the manufacturers also direct inquiries for replacement parts to Fox International. Manufacturers require a distributor to stock their most popular parts and monitor the order fill ratio to ensure that their customers have access to sufficient replacement parts. Fox International attempts to maintain high fill ratios in order to secure favored distributor status from the manufacturers, requiring a significant investment in inventories. Fox International added a call center that was fully operational in the fourth quarter of fiscal 2005, and was relocated and significantly enlarged during fiscal 2006. This call center is a consumer and dealer support center for both in-warranty and out-of-warranty household products, appliances, parts and electronics for Black & Decker, Delonghi, Norelco, Coby, and numerous other manufacturers. This call center also performs as a technical support center for the same manufacturers and processes all orders for distribution of the consumer electronic parts.

Patents and Trademarks

The Company is currently in the process of applying for patents on newly developed products and technology and holds patents with respect to certain products and services. The Company also sells products under various trademarks and tradenames. Additionally, the Company licenses certain electronic technology to other manufacturing companies, which generated royalty revenues of approximately $104,000, $92,000 and $114,000 in fiscal 2006, 2005 and 2004, respectively. The Company believes that its patents and trademarks owned are of value, and intends to protect its rights when, in its view, these rights are infringed upon. The Company’s key patents expire in 2014. The Company had several patents that had no significant value that were allowed to expire in 2004. The Company believes that success in its industry primarily will be dependent upon incorporating emerging technology into new product line introductions, frequent product enhancements, and customer support and service.

Seasonal Variations in Business

Historically, there has not been seasonal variability in the Company’s Display segment.

Working Capital Practices

The Company has a $27.5 million line of credit with Bank of America, and a $3.5 million secondary line of credit with Bank of America for Fox International. These lines are used primarily for the purchases of inventory and payments of accounts payable. See related comments under the caption “Management’s Discussion of Liquidity and Capital Resources” and “Subsequent Event” in Part II, Item 7. in this Annual Report of Form 10-K.

Concentration of Customers

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, television and avionics industries. The Company’s Display segment had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 41%, 37% and 21% of Display segment net sales and 32%, 29% and 16% of consolidated net sales in fiscal 2006, 2005 and 2004, respectively. Sales to foreign customers were 14%, 11% and 14% of consolidated net sales for fiscal 2006, 2005 and 2004, respectively. The Company’s wholesale electronic parts distributor, Fox International, had net sales to one customer, National Parts, Inc., that comprised approximately 25%, 24% and 19% of that subsidiary’s net sales in fiscal 2006, 2005 and 2004, respectively. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $21.7 million at February 28, 2006 and $29.9 million at February 28, 2005. The Company’s Lexel division comprised $7.8 million or 36% and $9.3 million or 31% of the 2006 and 2005 backlog, respectively. It is anticipated that more than 95% of the February 28, 2006 backlog will ship during fiscal 2006.

Government Contracts

The Company, primarily through its Aydin, Teltron, Lexel and Display Systems subsidiaries, had contracts with the U.S. government (principally the Department of Defense and Department of Defense subcontractors) which generated revenues of approximately $26.9 million, $23.8 million and $17.0 million for the fiscal years ended 2006, 2005 and 2004, respectively. The Company’s costs and earnings in excess of billings on these contracts were approximately $1.0 million at February 28, 2006 and $0.7 million at February 28, 2005. The Company had billings in excess of costs and earnings on these contracts of approximately $1.0 million at February 28, 2006 and $0.5 million at February 28, 2005. These contracts are typically less than twelve months in duration and specify a delivery schedule for units ordered. Most of these government contracts specify a designated number of units to be delivered at a specified price, rather than on a cost plus basis. These contracts are subject to government audit to ensure conformity with design specifications.

Environmental Matters

The Company’s operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on the Company’s financial condition or results of operations in the past and are not expected to have a material adverse impact in the foreseeable future.

Research and Development

The objectives of the Company’s research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing cathode ray and electron optic technology. The Company continues its research and development in advanced infrared imaging (“IR”) for commercial and military applications. The Company has funded additional IR research in partnership with the University of Rhode Island. The Company believes that potential future markets for IR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative costs. Research and development costs were approximately $1.3 million, $0.7 million and $0.2 million in fiscal 2006, 2005 and 2004, respectively.

Employees

As of February 28, 2006, the Company employed a total of 462 persons on a full time basis. Of these, 125 were employed in executive, administrative, and clerical positions, 122 were employed in sales and distribution, and 215 were employed in manufacturing operations. A union represents 2 employees at the Wintron location in Howard, Pennsylvania. The Company believes its employee relations to be satisfactory.

Competition

Although the Company believes that it is the largest domestic recycler and distributor of recycled television CRTs in the United States CRT replacement market, it competes with other CRT manufacturers, as well as OEMs, many of which have greater financial resources than the Company. The Company believes it is the only company that offers complete service in replacement markets with its manufacturing and recycling capabilities. As a wholesale distributor of original equipment CRTs purchased from other manufacturers, the Company also competes with numerous other distributors, and the manufacturers’ own distribution centers, many of which are larger and have substantially greater financial resources than the Company. The Company’s ability to compete effectively in this market is dependent upon its continued ability to respond promptly to customer orders and to offer competitive pricing. The Company expects that competition may increase, especially in the computer and other display replacement markets, should domestic and foreign competitors expand their presence in the domestic replacement markets.

Compared to domestic manufacturing prices on new CRTs, the Company’s prices are competitive due to lower manufacturing costs associated with recycling the glass portion of previously used tubes, which the Company obtains at a fraction of the cost of new glass. The Company has to date been able to maintain competitive pricing with respect to imported CRTs because, generally, the CRT replacement market is characterized by customers requiring a variety of types of CRTs in quantities not large enough to absorb the additional transportation costs incurred by foreign CRT manufacturers.

The Company believes it has a competitive advantage and is a sole source in providing many of its CRTs to the customer base of its Teltron and Lexel subsidiaries as these operations have been providing reliable products and services to these customers for more than 30 years. Lexel manufactures a broad range of CRT and direct view storage tube (“DVST”) solutions used in military, industrial and commercial applications, including Avionics, Projection, Medical and general purpose displays. Teltron offers a wide range of high performance imaging devices and high resolution CRTs for medical, X-ray, infrared, military and aerospace applications.

The Company believes that it has a competitive advantage in the monitor industry due to its ability to handle lower volume orders and its ability to provide internally produced component parts. As a result, the Company can offer more customization in the design and engineering of new products.

With the operations of Lexel and Display Systems, the Company has become one of the leading suppliers within the specialty display markets, especially in the military and medical imaging industries.

The Company utilizes flat panel displays in many of its monitor units. These flat panels are purchased from OEMs. The revenue generated in fiscal 2006 from products utilizing flat panel technology was $13.1 million as compared to $8.9 million in Fiscal 2005. Being in the replacement market, the Company has the opportunity to see trends in OEM sales, and while the growth in flat panel products is outpacing growth in CRT products, on a percentage basis, the CRT market remains more dominant. Because of this, the Company considers the replacement CRT market to be a viable market for its products. As trends continue to define themselves, and replacement of these products occur in five to seven years, the Company foresees a bigger impact and utilization of flat panel products in its business. There is competition in the area of flat panel technology and the Company will strive to rely on its ability to adapt and incorporate designs into its future products so that it may compete in a profitable nature. Currently, the flat panel market is made up of many competitors of various sizes, none holding a dominant position in the flat panel marketplace.

The Company’s competition in the consumer electronics parts segment comes primarily from other parts distributors. Many of these distributors are smaller than Fox International but a few are of equal or greater revenue size. Prices for major manufacturers’ products can be directly affected by the manufacturers’ suggested resale price. The Company believes that its service to customers and warehousing and shipping network give it a competitive advantage. Fox International sells a wide variety of electronic parts and accessories, including semiconductors, resistors, audio/video parts and batteries. In addition, Fox International operates a call center that serves as both a consumer and dealer support center for household products, parts and accessories, as well as serving as a technical support center for these products.

ITEM 1A.        RISK FACTORS.

Forward looking statements and risk factors

All statements other than statements of historical facts included in this report, including, without limitation, those statements contained in Item 1., are statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words “expect”, “estimate”, “anticipate”, “predict”, “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations; (ii) the Company’s financing plans; (iii) the Company’s business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends.

Our Company operates in technology based markets that involve a number of risks, some of which are beyond our control. The following discussion highlights some risks and uncertainties that investors should consider, in conjunction with all other information in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to the Company may also impair the Company’s business and operations. If any of the following risks actually occur, the Company’s business, financial condition, cash flows or results of operations could be materially affected.

Our industry is highly competitive and competitive conditions may adversely affect our business.

Our success depends on our ability to compete in markets that are highly competitive, with rapid technological advances and products that require constant improvement in both price and performance. In most of our markets we are experiencing increased competition, and we expect this trend to continue. This environment may result in changes in relationships with customers or vendors, the ability to develop new relationships or the business failure of customers or vendors, which may negatively impact our business. If our competitors are more successful than we are in developing new technology and products, our business may be adversely affected.

Competitive pressures may increase or change through industry consolidation, entry of new competitors, marketing changes or otherwise. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors.

Competitors or third parties may infringe our intellectual property.

The Company holds patents with respect to certain products and services. The Company also sells products under various trademarks and tradenames. Should competitors or third parties infringe these rights, costly legal processes may be required to defend our intellectual property rights, which could adversely affect our business.

Migration to flat panel and other technology may negatively impact our CRT business.

The Company acquires CRT tubes when the replacement market appears to demonstrate adequate future demand and the purchase price allows a reasonable profit for the risk. Due to the extended time frame for the replacement market to develop (five to seven years), these purchased inventories may not sell as quickly as other inventories. If the Company is unable to manage CRT inventory levels in coordination with reduced future CRT demand due to the growth of flat panel technology, the marketability of inventory on hand may be affected and the Company may incur significant costs in the disposal of excess inventory.

The Company anticipates that flat panel and other technology products, due to their lower space and power requirements, will eventually become the display of choice in many display applications. In anticipation of long-term trends toward flat panel display usage, the Company has focused its efforts and its acquisition strategy toward flat panel technologies. If the Company is unable to successfully replace any future declines in CRT sales with products based on other technologies, our business may be adversely affected.

Future acquisitions may not provide benefits to the Company.

The Company’s growth strategy includes expansion through acquisitions. There can be no assurance that the Company will be able to successfully complete further acquisitions or that past or future acquisitions will not have an adverse impact on the Company’s operations.

Changes in government priorities may impact military spending, and our financial condition and results of operations could suffer if their purchases decline.

We currently derive a significant portion of our net sales (41% in fiscal 2006) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less then twelve months in duration, with contacts for new business, our sales could decline and have a material adverse effect on our business, financial condition and results of operations. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.

If we are unable to retain certain key personnel and hire new highly skilled personnel, we may not be able to execute our business plan.

Our future success depends on the skills, experience and efforts of our senior managers. The loss of services of any of these individuals, or our inability to attract and retain qualified individuals for key management positions, could negatively impact our business.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

We depend upon our information technology systems in the conduct of our operations and financial reporting. If our major information systems fail to perform as anticipated, we could experience difficulties in maintaining normal business operations. Such systems related problems could adversely affect product development, sales and profitability.

Changes to accounting rules or regulations may adversely affect our results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices, may adversely affect our results of operations.

The Company’s stock price may be negatively affected by a variety of factors.

In addition to any impact the Company’s operating performance, potential future Company sales of common stock, the Company’s dividend policies or possible anti-takeover measures available to the Company may have, changes in securities markets caused by general foreign or domestic economic, consumer or business trends, the impact of interest rate policies by the federal reserve board, and other factors outside the Company’s control may negatively affect our stock price.

Changes to estimates related to long term assets, or operating results that are lower than our current estimates, may cause us to incur impairment charges.

We make certain estimates and projections in connection with impairment analyses for goodwill and other long term assets in accordance with Financial Accounting Standards Board (FASB) Statements No. 142 “Goodwill and Other Intangible Assets” and No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” These calculations require us to make a number of estimates and projections of long term future results. If these estimates or projections change or prove incorrect, we may be required to record impairment charges. If these impairment charges are significant, our results of operations would be adversely affected.

International factors could negatively affect our business.

A significant portion of our net sales (14% in fiscal 2006) are made to foreign customers. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

•       Economic downturns;

•       Currency exchange rate and interest rate fluctuations;

•       Changes in governmental policy, including, among others, those relating to taxation;

•       International military, political, diplomatic and terrorist incidents;

•       Government instability;

•       Nationalization of foreign assets; and

•       Tariffs and governmental trade policies.

We cannot ensure that one or more of these factors will not negatively affect our international customers and, as a result, our business and financial performance.

The cost and management resources required to implement Section 404  of the Sarbanes Oxley Act may adversely affect our results of operations; failure to implement controls timely may adversely affect our stock price.

Management of the Company has identified that as a small public company, we may not have a sufficient number of personnel with clearly delineated and fully documented responsibilities, and with the appropriate level of accounting expertise, under guidelines established by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). In addition, certain of the Company’s information systems which support the Company’s financial reporting may not meet current recommended standards. The SOX guidelines, as implemented based on rules promulgated by the Public Company Accounting Oversight Board (United States), may require the Company to implement significant changes to internal control procedures and incur substantial implementation costs. These costs may have a significant impact on our future results of operations. If the Company is not able to make changes necessary to meet these rules and guidelines in a timely manner, investors could lose confidence in the Company’s financial reporting, which may negatively affect our stock price.

Our level of indebtedness could adversely affect the future operation of our business.

Our level of indebtedness could have important consequences, including:

•       making it more difficult for us to make payments on the debt, as our business may not be able to generate sufficient cash flows from operating activities to meet our debt service obligations;

•       increasing our vulnerability to general economic and industry conditions;

•       requiring a substantial portion of cash flow from operating activities to be dedicated to the payment of our outstanding lines of credit and long-term debt, and as a result reducing our ability to use our cash flow to fund our operations and capital expenditures, capitalize on future business opportunities and expand our business and execute our strategy;

•       exposing us to the risk of increased interest rates as much of our borrowings are at variable rates of interest;

•       causing us to make non-strategic divestitures;

•       limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and other general corporate purposes; and

•       limiting our ability to adjust to changing market conditions and to react to competitive pressure and placing us at a competitive disadvantage compared to our competitors who may have lower debt leverage.

Our debt agreements contain covenants that limit our flexibility in operating our business.

The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions, and which may adversely affect our ability to operate our business. Among other things, these covenants limit our ability to:

•       incur additional indebtedness;

•       make certain investments, loans or advances;

•       transfer and sell certain assets;

•       create or permit liens on assets;

•       consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•       engage in any business activity substantially different from our current businesses;

•       make substantial changes in present executive management; and

•       cause, permit or suffer a change greater than 25% in direct or indirect capital ownership by the Company’s chief executive officer.

A breach of any of these covenants could result in default under our debt agreements, which could prompt the lenders to declare all amounts outstanding under the debt agreements to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the debt agreements accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets and funds to repay the borrowings under our debt agreements. See related comments under the caption “Management’s Discussion of Liquidity and Capital Resources” and “Subsequent Event” in Part II, Item 7. in this Annual Report of Form 10-K.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

The Company leases its corporate headquarters at 1868 Tucker Industrial Road in Tucker, Georgia (within the Atlanta metropolitan area). Its headquarters occupy approximately 10,000 square feet of the total 59,000 square feet at this location. The remainder is utilized as warehouse and assembly facilities. This location, as well as one other, is leased from a related party at current market rates. See Part II, Item 13. Certain Relationships and Related Transactions in this Annual Report on Form 10-K. Management believes the facilities to be adequate for its needs. The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires
CRT, Monitor and Electron Gun - Manufacturing and Warehouse Facilities
Tucker, Georgia	59,000	October 31, 2008
Stone Mountain, Georgia	45,000	December 31, 2007
White Mills, Pennsylvania	110,000	Company Owned
Bossier City, Louisiana	26,000	Company Owned
Lye, England	1,500	October 1, 2008
Birdsboro, Pennsylvania	40,000	Company Owned(a)
Phelps, New York	32,000	Company Owned
Howard, Pennsylvania	19,000	Company Owned
Cape Canaveral, Florida	30,000	January 17, 2008
Lexington, Kentucky	80,000	March 31, 2010
Wholesale Electronic Parts Distribution
Bedford Heights, Ohio	60,000	Company Owned
Bedford Heights, Ohio	40,000	January 31, 2008
Beachwood, Ohio	16,000	July 31, 2010
Richardson, Texas	13,000	April 30, 2007
Buffalo, New York	30,000	August 31, 2006

(a)           The Birdsboro, Pennsylvania property secures mortgage loans from a bank and the Pennsylvania Industrial Development Authority with combined principal balances of $0.8 million as of February 28, 2006. These mortgage loans bear a blended average interest rate of approximately 5.4%. Monthly principal and interest payments of approximately $7,700 are payable through November 2017 with further payments of $4,900 through October 2021.

ITEM 3.                LEGAL PROCEEDINGS.

The Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. There are no material proceedings to which the Company is a party and management is unaware of any significant contemplated actions against the Company.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCK-HOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) national market system under the symbol VIDE.

The following table shows the range of prices for the Company’s common stock as reported (and as adjusted for the stock dividend discussed below) by NASDAQ for each quarterly period beginning on March 1, 2004. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.  These prices have been adjusted to reflect the 100% stock dividend paid in November 2004.

	For Fiscal Years Ended
	February 28, 2006		February 28, 2005
Quarter Ended	High	Low	High	Low
May	$14.65	$11.45	$9.65	$7.25
August	13.97	11.00	18.45	9.13
November	14.01	12.89	18.39	11.55
February	13.82	8.04	15.77	11.02

There were approximately 2,000 holders of record of the Company’s common stock as of May 15, 2006.

The Company paid a cash dividend of $0.04 per share or $392,000 in January 2005 and $0.025 per share or $245,000 in January 2004. Payment of cash dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors which the Board of Directors may deem appropriate. The Company is restricted by certain loan agreements regarding the payout of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 28, 2006 regarding compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance.

Stock Option Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	310,000	$4.57	419,000
Equity compensation plans not approved by security holders	—	—	—
Total	310,000	$4.57	419,000

Recent Sales of Unregistered Securities

In August 2003, the Company sold 8,000 shares of its common stock for $51,000 in cash to three individuals in an arm’s length transaction. There was no underwriter involved with this transaction. In issuing these shares the Company relied on Section 4(2) of the Securities Act of 1933, based upon the limited offering to three individuals, one of whom was an officer of the Company. The common stock issued is not convertible into any other form of securities.

In October 2003, the Company issued 240,000 shares of its common stock upon the surrender of $1,000,000 in principal amount of its convertible debentures. There was no underwriter involved with this transaction. In issuing these shares the Company relied on Section 4(2) of the Securities Act of 1933 and applicable state securities exemptions, based upon the limited offering to three individuals, one of whom was an officer of the Company. The common stock issued is not convertible into any other form of securities.

During the fourth quarter of fiscal 2005, the Company issued 10,000 shares of its common stock in conversion of a $125,000 note payable related to the acquisition of XKD Corporation. During the first quarter of fiscal 2006, another of the $125,000 notes was converted into 10,000 shares of the Company’s common stock. There was no underwriter involved with these transactions. In issuing these shares the Company relied on Section 4(2) of the Securities Act of 1933 and applicable state securities exemptions, based upon the limited offering to four owners of XKD Corporation.

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fourth quarter of Fiscal 2006, the Company repurchased 85,982 shares at an average price of $9.98 per share. Shares repurchased by the Company in the fourth quarter of fiscal 2006 are held by the Company as treasury shares at February 28, 2006. An additional 25,621 shares of common stock, repurchased at an average price of $12.37 in May 2005, were retired. No shares were repurchased in fiscal 2005. In fiscal 2004 231,000 shares were repurchased for at an average cost of $6.81 per share, and retired. Under this program, an additional 658,618 shares remain authorized to be repurchased by the Company at February 28, 2006.

The following table summarizes repurchases of our stock in the fourth quarter ended February 28, 2006 (in thousands):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2005 through December 31, 2005	—	$—	—	744,600
January 1, 2006 through January 31, 2006	39,499	10.72	39,499	705,101
February 1, 2006 through February 28, 2006	46,483	9.36	46,483	658,618
Total Fourth Quarter Fiscal 2006	85,982	$9.98	85,982	658,618

ITEM 6.                SELECTED FINANCIAL DATA.

The following table sets forth certain selected financial data with respect to the Company’s last five fiscal years.

Data relating to the five fiscal years ended February 28, 2006 are derived from the Consolidated Financial Statements appearing elsewhere in this Report or in previous reports. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis, the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report.

	For Fiscal Years Ended
	Feb. 28, 2006	Feb. 28, 2005(c)	Feb. 29, 2004(c)	Feb. 28, 2003(b)(c)	Feb. 28, 2002(c)
	(In Thousands, Except Per Share Data)
		(restated)	(restated)	(restated)	(restated)
Statement of Operations Data
Net sales	$83,878	$82,740	$76,592	$76,582	$72,366
Gross profit	24,502	27,011	24,988	19,540	22,912
Goodwill amortization expense	—	—	—	—	320
Operating profit (loss)(c)	2,142	6,653	6,184	(2,684)	3,609
Net income (loss)(c)	445	3,507	3,112	(3,333)	1,156
Net income (loss) per share—basic(a)(c)	$0.05	$0.36	$0.33	$(0.35)	$0.12
Net income (loss) per share—diluted(a)(c)	$0.04	$0.36	$0.32	$(0.35)	$0.11
Average number of shares outstanding— basic(a)	9,684	9,673	9,348	9,516	9,402
Average number of shares outstanding—diluted(a)	9,964	9,903	9,800	9,516	10,146
Cash dividends per share	$—	$0.04	$0.03	$—	$—
Balance Sheet Data (at year end)
Total assets(c)	$65,438	$62,184	$54,234	$57,350	$61,857
Working capital(c)(d)	16,330	37,175	31,767	26,754	27,585
Long-term obligations(d)	1,383	20,571	16,489	14,466	14,957
Redeemable common stock	—	—	—	100	—

(a)           Includes the effects of a 20% stock dividend declared in March 2001 and issued on April 16, 2001 for all periods presented, and the effects of a 2 for 1 stock split effected in the form of a 100% stock dividend in November 2004.

(b)          In connection with the winding up of its manufacturing operations in Mexico and three domestic facilities, the Company recorded impairment charges of $7,163,000, including the write-off of its related foreign currency cumulative translation account balance of $1,296,000.

(c)           See related comments under the caption “Prior Period Restatement” related to corrections in the provision for income taxes and accrual for franchise taxes in Part II, Item 7. in this Annual Report on Form 10-K.

(d)          See comments regarding the refinance of the Company’s $17.6 million in outstanding lines of credit, classified as short-term debt at February 28, 2006, under the caption “Subsequent Event” in Part II, Item 7. in this Annual Report on Form 10-K.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION.

Overview

The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two segments—(1) the manufacture and distribution of monitors, projection systems and CRT displays and (2) the wholesale distribution of consumer electronic parts. The display segment is organized into four interrelated operations aggregated into one operating segment pursuant to the aggregation criteria of SFAS 131:

•       Monitors—offers a wide range of CRT, flat panel and projection display systems for use in training and simulation, military, medical and industrial applications.

•       Data Display—offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•       Home Entertainment—offers a wide range of CRTs and projection tubes for television and home theater equipment.

•       Components—provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.

Fiscal 2006 Highlights

•       Monitor division revenue—The Company continues to focus its growth efforts on various niche markets within the defense, medical and projection display industries. Net sales within this division decreased $0.8 million or 1.6% in fiscal 2006 compared to fiscal 2005 primarily due to the fulfillment of a military contract for replacement DVSTs at the Lexel facility earlier in fiscal 2006, which has not been renewed. This decline was partially offset by sales of the Evans & Sutherland product line acquired in November 2004, which was consolidated with the Company’s Display Systems operations in Cape Canaveral, FL.

•       Data Display division revenue—the Company’s Data Display division sales increased $2.3 million or 21.1% in fiscal 2006 compared to fiscal 2005. Sales earlier in fiscal 2006 included a larger concentration of lower priced replacement CRTs compared to the prior year period. Late in fiscal 2006, the Company began distributing projection tubes from its Data Display location in Tucker, GA. These projection units carry a higher sales price per unit than the Company’s normal inventory.

•       Acquisition—during the first quarter of fiscal 2006, the Company acquired the IDS division of Three Five Systems, Inc., consisting of inventory and certain assets. This newly acquired business operates from leased facilities in Marlboro, Massachusetts as a division of the Company’s Aydin Display Systems operations.

•       New credit facility—in April 2005, the Company finalized a new line of credit at Fox International, Ltd (“Fox”) to replace a prior facility. Under the terms of this new facility, the Company paid off the existing line of credit as well as a mortgage securing the land and building of Fox. The maximum amount available for borrowings under this new line is $3.5 million compared to approximately $2.8 million under the prior facility. Proceeds from this line are available for working capital needs of the Company. See related comments under the caption “Management’s Discussion of Liquidity and Capital Resources” and “Subsequent Event” in Part II, Item 7. in this Annual Report of Form 10-K.

Fiscal 2006 Challenges

Inventory management—The Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers or accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at February 28, 2006, believes its reserves to be adequate.

Interest rate exposure—The Company had outstanding debt of approximately $25 million as of February 28, 2006 which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board during fiscal 2006 have negatively affected the Company’s earnings and the potential for continued rate hikes may negatively impact the Company’s future earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Prior Period Restatement

During preparation of the third quarter Fiscal 2006 financial statements, the Company discovered an error in its accounting for the treatment of foreign subsidiary losses for income tax purposes in the fiscal year ended February 28, 2005 and certain non-income tax-based franchise taxes in the fiscal year ended February 28, 2005 and several prior fiscal years. A clerical error in the calculation of the tax effects of foreign losses resulted in an understatement of the Company’s fiscal 2005 consolidated provision for income taxes by approximately $129,000. In addition, for several years, the Company has applied the payment of non-income based franchise taxes against income taxes payable. Due to improper income taxes payable account reconciliation procedures, this error was not detected. The Company did not recognize general and administrative expense when the franchise taxes were paid. Proper recognition of these franchise taxes in general and administrative expenses reduces reported net income by approximately $86,000 in fiscal 2005, $53,000 in fiscal 2004, $47,000 in fiscal 2003, $26,000 in fiscal 2002 and approximately $53,000 in fiscal 2001 and years prior. These adjustments did not have a material impact on reported cash flows. The effect of these errors on reported net income is summarized as follows (in thousands):

	Fiscal Year
	2005	2004	Prior
Net income, previously reported	$3,722	$3,165
General and Administrative expense, net of income taxes	(86)	(53)	$(126)
Provision for income taxes	(129)	—	—
Net effect of adjustments	(215)	(53)	$(126)
Net income, as restated	$3,507	$3,112
Diluted earnings per share of common stock, previously reported	$.38	$.33
Diluted earnings per share of common stock, as restated	$.36	$.32

Management has determined that the error was the result of a control deficiency with respect to the Company’s procedures in calculating and reporting its franchise tax and the treatment of foreign losses in the provision for income taxes under FASB Statement No. 109, and the proper reconciliation of those items to related consolidated balance sheet accounts. Management believes that this control deficiency constituted a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has recently employed additional experienced financial staff, as reported in its Form 8-K filed December 20, 2005, to address this weakness and has amended its procedures for the preparation and review of recorded income tax amounts included in the Company’s consolidated financial statements.

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

Operations

The following table sets forth, for the fiscal years indicated, the percentages which selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):

(See Item 1. Business—Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions. See also Note 15. Segment Information to the Consolidated Financial Statements.)

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Sales
Display Segment
Monitors	$49,868	59.5%	$50,806	61.4%	$45,900	59.9%
Data Display CRTs	10,820	12.8	8,510	10.3	7,801	10.2
Entertainment CRTs	3,661	4.4	4,281	5.2	5,574	7.3
Electron Guns andComponents	730	0.9	813	1.0	1,122	1.5
Total Display Segment	65,079	77.6	64,410	77.9	60,397	78.9
Wholesale Distribution Segment	18,799	22.4	18,330	22.1	16,195	21.1
	$83,878	100.0%	$82,740	100.0%	$76,592	100.0%
Costs and expenses
Cost of goods sold	$59,376	70.8%	$55,729	67.4%	$51,604	67.4%
Selling and delivery	7,235	8.6	7,035	8.5	6,930	9.0
General and administrative	15,125	18.0	13,323	16.1	11,874	15.5
	81,736	97.4	76,087	92.0	70,408	91.9
Income from Operations	2,142	2.6	6,653	8.0	6,184	8.1
Interest expense	(1,474)	(1.8)	(1,060)	(1.3)	(1,182)	(1.5)
Other income, net	82	0.1	176	0.2	(50)	(0.1)
Income before income taxes	750	0.9	5,769	6.9	4,952	6.5
Provision for income taxes	305	0.4	2,262	2.7	1,840	2.4
Net Income	$445	0.5%	$3,507	4.2%	$3,112	4.1%

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Consolidated net sales increased $1.1 million for fiscal 2006 or 1.3% compared to fiscal 2005 net sales. This includes a Display segment sales increase of $0.6 million or 0.9% and a Wholesale Distribution segment sales increase of $0.5 million or 2.7% for the comparative periods.

The net increase in Display segment sales in fiscal 2006 represents a $0.9 million decline in monitor revenues, a $0.6 million decline in home entertainment CRT revenues and a $0.1 million decline in component Distribution revenues, offset by an increase in data display CRT revenues of $2.2 million compared to fiscal 2005.

Decreases in monitor revenues primarily reflect a reduction in CRT and DVST sales at Lexel, Teltron and XKD of $5.7 million during fiscal 2006 compared to fiscal 2005 as contracts were fulfilled, but have not been replaced. The timing of orders for these contracts, many which are military related, are affected by a number of factors, including competitive bidding, government budgetary issues, the phase-out and replacement of military field units and the life cycle of individual display units. Sales of other CRT products from Lexel are supported by a backlog of $7.8 million at February 28, 2006. (During fiscal 2006, the Teltron and XKD operations were consolidated with the Aydin Displays operation. The Company plans to further consolidate the CRT related portion of Aydin Displays into the Lexel operation during fiscal 2007.) This decrease in CRT and DVST sales was partially offset by a net increase in sales of flat panel and projector display units at Display Systems and Aydin Displays of $4.8 million during fiscal 2006, compared to fiscal 2005, through contracts with Boeing Co., Lockheed Martin and various other customers.

Increases in data display revenues are attributed primarily to management’s decision in late fiscal 2004 to begin distributing commercial and military projection tube displays from its Data Display location in Tucker, Georgia. These projection tube displays carry a higher sales price per unit than the units historically distributed from this facility.

The decline in entertainment CRT sales reflects management’s decision in late fiscal 2004 to move the distribution of projection tube displays from the Novatron operation to its Data Display distribution facility, which is a part of the data display division, and reduced sales at the Novatron and Chroma operations due to weaker demand in the television tube replacement market. During fiscal 2005, the Magnaview operation was relocated and merged into the Chroma facility. The Company is the primary supplier of replacement television CRTs to the domestic entertainment market. A significant portion of the entertainment division’s sales (39%) are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Growth in this division will be negatively impacted by the decreasing number of extended warranties sold for the larger, more expensive sets.

The decline in component parts sales reflects weaker demand for electron gun and stem sales at the Southwest Vacuum and Wintron operations. Electron gun sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers. These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets. The Company’s Wintron location is continuing its transition, focusing growth efforts on the distribution of two newer camera technologies, which is expected to reduce dependence on sales of components for CRTs. One such technology will assist border guards with under car inspections and another will assist correctional facilities with the supervision of inmates. If successful, the Company believes these new technologies will have a positive impact on the component division sales.

The modest increase in anticipated Wholesale Distribution segment sales are attributed to growth in call center sales. The call center operations of Fox International were relocated and expanded during fiscal 2006 to provide the capacity to seek additional call center business in future periods.

Gross Margins

Consolidated gross profit margins declined from 32.6% for the year ended February 28, 2005 to 29.2% for the fiscal year ended February 28, 2006. Display segment margins decreased from 29.3% in fiscal 2005 to 22.7% in fiscal 2006. The Wholesale Distribution segment margins (before call center expenses) improved from 44.4% for the year ended February 28, 2005 to 51.9% for the year ended February 28, 2006.

Within the Display segment, monitor gross margins decreased from 30.4% for fiscal 2005 to 25.4% for fiscal 2006. This decrease is primarily attributed to higher than anticipated costs to complete certain product contracts acquired in the Three-Five Acquisition, costs to relocate and combine the XKD operation into Aydin Displays, and lower margins generated and lower absorption of fixed overhead costs in the Lexel and Teltron operations at their reduced level of sales. Data display gross margins decreased from 16.2% for fiscal 2005 to 8.2% for fiscal 2006, due to price competition and reduced demand for non-projection CRT tubes and an increase in the provision for obsolete inventory over the prior year. Gross margins in home entertainment CRTs decreased from 36.7% for fiscal 2005 to 34.7% for fiscal 2006 due to lower absorption of fixed overhead costs at their reduced level of sales. Gross margins from component parts sold also decreased from 56.1% for fiscal 2005 to (8.3%) for fiscal 2006 due to the impact of lower sales volume and charges for inventory obsolescence.

Operating Expenses

Consolidated operating expenses as a percentage of net sales increased from 24.6% for fiscal 2005 to 26.7% for fiscal 2006.

Display segment operating expenses increased $0.7 million or 5.7% during fiscal 2006 compared to fiscal 2005, while operating expenses for the Wholesale Distribution segment increased $1.3 million or 16.3% for the comparable periods. Within the Display segment, which includes the majority of corporate level expenses for the consolidated group, the increase is primarily due to increased accounting and legal fees associated with financial/regulatory reporting and work on potential acquisition projects, which have subsequently been abandoned. Wholesale distribution segment operating expenses increased due to added labor and overhead costs associated with the expansion of the call center in the second half of fiscal 2006. Sales growth for services provided by the expanded call center was slower than anticipated, consequently staffing was reduced near the end of fiscal 2006 to correspond with projected near term call center needs and reduce operating costs.

Interest Expense

Interest expense increased $0.4 million or 36.4% for fiscal 2006 as compared to fiscal 2005, due to a higher level of average outstanding borrowings and higher market interest rates. The Company maintains various debt agreements with variable interest rates, most of which are based on LIBOR or the prime rate.

Income Taxes

The effective tax rate for fiscal 2006 was 40.7% compared to 39.2% for fiscal 2005, reflecting the impact of permanent differences in taxable income at the lower level of earnings.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Consolidated net sales increased $6.2 million for fiscal 2005 or 8.0% compared to fiscal 2004 net sales. The Display segment increased $4.0 million or 6.6% while the Wholesale Distribution segment increased $2.1 million or 13.2% for the comparative periods.

The net increase in Display segment sales in fiscal 2005 is attributed to continued growth in monitor revenues of $4.9 million, as well as increases within the data display revenues of $0.8 million compared to the prior fiscal year. There were offsetting declines within the home entertainment and component parts revenues of $1.3 million and $0.3 million, respectively.

Increases in monitor revenues reflect new contracts with Boeing Co., Lockheed Martin, and others, which began in fiscal 2004. Specifically, Display Systems and Aydin Displays posted increases of $5.4 million and $3.1 million, respectively, compared to fiscal 2004. There were offsetting declines of $3.5 million at Lexel during the year due to the fact that Lexel completed one of its major contracts during fiscal 2004. Lexel’s other product lines, however, maintained backlogs of $9.3 million at February 28, 2005.

Increases in data display revenues are attributed primarily to management’s decision in late fiscal 2004 to distribute commercial and military projection tube displays from its Data Display location in Tucker, Georgia. These projection tube displays carry a higher price per unit than its’ normal inventory.

Within the entertainment division, sales declined $1.3 million compared to fiscal 2004. There were declines of $0.2 million at the Novatron location, which is a result of management’s decision in late fiscal 2004 to distribute projection tube displays from its Data Display location, which is a part of the data display division. The Magnaview location showed decreases of $0.1 million compared to last fiscal year. Management closed this location in January 2005 and merged its operations with its Chroma location in White Mills, PA as of February 1, 2005. The Chroma location showed decreases of $0.9 million compared to fiscal 2004, which is a result of weaker demand in the television tube replacement market. The Company is the primary supplier of replacement television CRTs to the domestic entertainment market. A majority of the entertainment division’s sales (37%) are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with the prior two fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Growth in this division will be negatively impacted by the decreasing number of extended warranties sold for the larger, more expensive sets.

Sales of component parts declined $0.3 million compared to the fiscal year ended February 29, 2004. Sales of these parts declined over the prior two fiscal years due to weaker demand for electron gun and stem sales. Electron gun sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers. These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets. The Company’s Wintron location is in the process of transitioning to two newer camera technologies. One such technology will assist border guards with under car inspections and another will assist correctional facilities with the supervision of inmates. If successful, the Company believes these new technologies will have a positive impact on the component division sales.

Within the wholesale parts segments, sales were positively impacted by the addition of a new call center in fiscal 2005. This call center added approximately $3.2 million in new sales for the fiscal year, which was offset by declines in other areas of that segment’s business of $1.0 million.

Gross Margins

Consolidated gross profit margins remained unchanged at 32.6% for the year ended February 28, 2005 as compared to the fiscal year ended February 29, 2004. Display margins decreased slightly to 29.3% from 29.6% and the wholesale electronic parts margins remained relatively unchanged at 44.4% for the year ended February 28, 2005 as compared to 44.0% at February 29, 2004.

Within the Display segment, data display gross margins decreased from 19.1% for the fiscal year ended February 29, 2004 to 16.2% for the fiscal year ended February 28, 2005. During the fourth quarter of fiscal 2005, management decided to increase its reserve for inventory obsolescence within this division. Excluding the effects of this adjustment, gross margins for data display would’ve been 20.9% for the year ended February 28, 2005, which reflects the positive impact of management’s decision to distribute higher margin projection tubes from its Data Display location in Tucker, GA. Gross margins in home entertainment CRTs decreased from 42.6% at February 29, 2004 to 36.7% at February 28, 2005. This reflects lower sales volume for the comparable periods. Revenues decreased $1.3 million for the comparable periods. In monitors/projectors, gross margins increased from 29.1% to 30.4% for the comparable periods. This increase is attributable to increases in revenues of $4.9 million. Revenues increased without a corresponding increase in costs by improving production efficiency as fixed costs were absorbed by greater production. Gross margins from component parts sold decreased from 58.4% to 56.1% for the comparable periods. This decrease was due to decreases in sales within this division of $0.3 million for the comparable periods.

Operating Expenses

Consolidated operating expenses as a percentage of sales remained flat at approximately 24.6% for the year ended February 28, 2005 as compared to the year ended February 29, 2004.

Display segment operating expenses increased $0.4 million, while operating expenses for the consumer parts distribution segment increased $1.2 million. Within the Display segment, most of this increase was posted within the monitor operations as increased growth has required additional administrative support. The Company’s Cape Canaveral operations added 20 people during the fiscal year ended February 28, 2005. Within the consumer parts distribution segment, these increases reflect additional labor and overhead associated with its new call center that was opened in fiscal 2005.

Interest Expense

Interest expense decreased $122,000 for the year ended February 28, 2005 as compared to the year ended February 29, 2004. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. LIBOR and prime rates were slightly lower during the comparable periods.

Income Taxes

The effective tax rate for fiscal 2005 was 39.2% compared to 37.6% for fiscal 2004 largely due to state taxes.

Management’s Discussion of Liquidity and Capital Resources

At February 28, 2006 and February 28, 2005, the Company had total cash and cash equivalents of $1.6 million and $1.5 million, respectively. The Company’s working capital was $16.3 million and $37.2 million at February 28, 2006 and February 28, 2005, respectively. See comments regarding the refinance of the Company’s $17.6 million in outstanding lines of credit, classified as short-term debt at February 28, 2006, under the caption “Subsequent Event” in this Item 7. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, borrowings from its CEO and long-term debt.

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

The Company continually monitors its cash and financing positions in order to find ways to lower its interest costs and to produce positive operating cash flow. The Company examines possibilities to grow its business as opportunities present themselves, such as new sales contracts or niche acquisitions. There could be an impact on working capital requirements to fund this growth. As in the past, the intent is to finance such projects with operating cash flows or existing bank lines; however, more permanent sources of capital may be required in certain circumstances. In May 2005, the Company acquired the assets of the IDS Division of Three-Five Systems, Inc. (“Three-Five Systems”) for cash of $1.4 million. In the first quarter of fiscal 2005, the Company acquired the assets of Colorado based Data-Ray Corporation’s CRT monitor operations. The asset purchase included the issuance of the Company’s common stock and cash paid to the seller for a total purchase price of $0.6 million. In November 2004, the Company purchased inventories, fixed assets and intangible assets of Evans & Sutherland for $5.3 million cash.

Cash provided by operations was $2.9 million in fiscal 2006, $2.4 million in fiscal 2005 and $7.1 million in fiscal 2004. Net working capital, excluding acquisitions, decreased $20.9 million in fiscal 2006, due to a $3.7 million increase in inventory and an increase of $1.2 million in refundable income taxes, a decline of

$2.2 million in accounts receivable and an increase in short term lines of credit of $17.6 million. See comments regarding the refinance of the Company’s $17.6 million in outstanding lines of credit, classified as short-term debt at February 28, 2006, under the caption “Subsequent Event” in Part II, Item 7. in this Annual Report on Form 10-K. The increase in inventory primarily related to increased inventory in the Wholesale distribution segment and increased projection tube inventory in the monitor operations. The average days outstanding for accounts receivable decreased from 53 days in fiscal 2005 to 44 days in fiscal 2006, reflecting improved collections over this period. Net working capital, excluding acquisitions, increased $3.5 million in fiscal 2005 due primarily to greater investments in inventory within the Company’s monitor operations related to contracts begun in fiscal 2004. Working capital decreased $1.0 million in fiscal 2004 due primarily to improved inventory management resulting in a $1.0 million decrease in inventories, net of reserves. Compared to prior years, inventory turnover has remained flat and the Company has reduced its bulk purchases of last time buys of CRTs as it anticipates future reduced demand for these products in the replacement market.

Investing activities used cash of $3.2 million, $6.2 million and $0.7 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. In fiscal 2006, the Company acquired the IDS division of Three Five Systems, Inc. in exchange for cash of $1.4 million. In fiscal 2005, the primary use of cash was related to the acquisition of inventories and related assets of Evans & Sutherland’s ESCP® CRT projector product line. This asset acquisition of $5.3 million was integrated into the Company’s Cape Canaveral, Florida facility. Capital expenditures exclusive of acquisitions were $1.9 million, $0.8 million and $0.7 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. In fiscal 2006, capital expenditures primarily related to manufacturing equipment purchased at the Phelps, New York facility and expansion of the call center at Fox International, Inc. Capital expenditures in fiscal 2005 and fiscal 2004 were primarily for building improvements and computer hardware. The Company does not anticipate significant investments in capital assets for fiscal 2007 beyond normal maintenance requirements.

Financing activities provided cash of $0.6 million in fiscal 2006 and $2.3 million in fiscal 2005 and used cash of $5.9 million in fiscal 2004. During fiscal 2006, the Company used cash to repay loans from related parties of $1.2 million and for the repurchase of common stock of $1.2 million. Primarily near the end of fiscal 2006, the Company received cash proceeds of $7.9 million from related parties. During 2005, the Company used cash of $14.4 million from its new line of credit to pay off its original line of credit, plus a term note and a note to an officer of the Company. Cash of $5.3 million was also used to fund the purchase of assets of Evans and Sutherland, Inc. The Company also paid a cash dividend during 2005 of $0.4 million or $0.04 per share. During fiscal 2005, the Company used cash of $0.6 million to retire debt, with a substantial portion of this reduction provided by the conversion of a $2.8 million bank line of credit at Fox International to a new $3.5 million line with another bank. During fiscal 2004, the Company used cash of $0.6 million to retire long term debt. The Company paid a cash dividend in fiscal 2004 of $245,000 or $0.05 per share.

The Company maintains a $27.5 million credit facility with a bank, collateralized by equipment, inventories and accounts receivable of the Company. The interest rate on this line is a floating LIBOR rate based on a ratio of debt to EBITDA, as defined in the loan documents. As of February 28, 2006, the outstanding balance of this line of credit was $14.1 million and the available amount for borrowing was $13.0 million, including the impact of $400,000 in outstanding letters of credit. The line of credit agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage. Additionally, the bank requires that any contemplated acquisitions be accretive. The Company was not in compliance with the consolidated Fixed Charge Coverage Ratio and the consolidated Senior Funded Debt to EBITDA ratio covenants at February 28, 2006. To provide additional flexibility in funding for working capital requirements, and to cure the covenant violations existing under this line, on June 9, 2006 the Company negotiated a new line of credit with a syndication of two banks as discussed below under the caption Subsequent Event.

Additionally, in April 2005, the Company converted a $2.8 million line of credit (collateralized by assets of Fox International, Inc.) with a bank to a $3.5 million line of credit with another bank. As part of the new financing, the lender paid off the balance of the previous line as well as a mortgage secured by the land and building of Fox International, Inc. The interest rate on this line is a floating LIBOR rated based on a ratio of debt to EBITDA, as defined in the loan documents. As of February 28, 2006, the outstanding balance of this line of credit was $3.5 million with no remaining borrowing availability. The line of credit agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage. Additionally, the bank requires that any contemplated acquisitions be accretive. The Company was not in compliance with the consolidated Fixed Charge Coverage Ratio and the consolidated Senior Funded Debt to EBITDA ratio covenants at February 28, 2006. To provide additional flexibility in funding for working capital requirements, and to cure the covenant violations existing under this line, on June 9, 2006 the Company negotiated a new line of credit with a syndication of two banks as discussed below under the caption Subsequent Event.

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the repurchase of up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fourth quarter of fiscal 2006, the Company repurchased 85,982 shares at an average cost of $9.98 per share. These shares are held by the Company as treasury shares at February 28, 2006. An additional 25,621 shares of common stock, repurchased at an average cost of $12.37 in May 2005, were retired. No shares were repurchased in fiscal 2005. In fiscal 2004 231,000 shares were repurchased at an average cost of $6.81 per share, and retired. Under this program, an additional 658,618 shares remain authorized to be repurchased by the Company at February 28, 2006.

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

Transactions with Related Parties, Contractual Obligations and Commitments

On February 27, 2006 the Company’s Chief Executive Officer loaned the Company $6.8 million under a note agreement providing for interest at the higher of six percent or the prime rate plus ¼ of one percent, paid monthly. Principal payments are due in a series of monthly payments, with a final payment of $1.0 million due October 1, 2006. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by Bank of America. See related comments in under the caption “Subsequent Event” in Part II Item 7. of this Annual Report on Form 10-K.

In August 2005, the Company’s Chief Executive Officer loaned the Company $1.0 million on a non-interest bearing and due on demand basis, which was repaid in September 2005.

At February 29, 2004, the Company had outstanding borrowings from its CEO in the amount of $8,216,000, with principal due in 2006 and monthly interest due at the higher rate of 6% or prime (4.25% at February 29, 2004) plus 1%. During November 2004, the Company negotiated a credit facility with a new lender. As part of the new agreement, the bank agreed to pay off the amount due to the Company’s CEO, and accordingly, at February 28, 2005, the balance due to him was $0.

During fiscal 2004, the Company repaid $80,000 to an Officer and Director, resulting in a balance of $75,000 at February 29, 2004. Principal payments of $120,000 were made in fiscal 2005, while an additional

$240,000 was borrowed during the fiscal year, resulting in a balance of $195,000 at February 28, 2005. Principal payments of $218,000 were made in fiscal 2006, while an additional $171,000 was borrowed during the fiscal year, resulting in a balance of $148,000 at February 28, 2006. These borrowings bear interest at 6%.

Contractual Obligations

Future maturities of long-term debt and future contractual obligations due under operating leases are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1—3 years	3—5 years	More than 5 years
Long-term debt obligations	$25,377	$24,562	$93	$98	$624
Capital lease obligations	449	93	187	169	—
Interest obligations on long-term debt and capital lease obligations (a)	1,925	1,420	194	87	224
Operating lease obligations	5,180	1,798	2,605	777	—
Purchase obligations	2,859	2,802	57	—	—
Total	$35,790	$30,675	$3,136	$1,131	$848

(a)           This line item was calculated by utilizing the effective rate on outstanding debt as of February 28, 2006.

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

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management attempts to determine by historical usage analysis and interchangeability of CRT types along with repair contracts currently maintained by its customers, as well as numerous other market factors, the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEM’s, new products being marketed and technological advances relative to the product capabilities of the Company’s existing inventories. There have been no significant changes in management’s estimates in fiscal 2006 and 2005; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

During fiscal 2006, fiscal 2005 and fiscal 2004, the Company deducted inventory against the reserve for obsolescence in the amount of $1.0 million, $0.8 million and $1.4 million, respectively. The reserve for inventory obsolescence was approximately $4.0 million and $3.1 million at February 28, 2006 and February 28, 2005, respectively.

Revenue Recognition

Revenue is recognized on the sale of products when the products are shipped, all significant contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.

In accordance with Emerging Issues Task Force (EITF) issue 00-10, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred for the delivery of product to customers are classified in selling and delivery in the consolidated statements of operations.

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

The Wholesale Parts segment has several distribution agreements that it accounts for using the gross revenue basis as prescribed by EITF issue 99-19. The Company uses the gross method because the Company has general inventory risk, physical loss inventory risk and credit risk. The call center service revenue is recognized based on written pricing agreements with each manufacturer, on a per-call, per-email or per-standard mail basis.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued of Financial Accounting Standards Statement (“Statement No.”) 123 (R) (revised 2004) Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 (R) supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting in Statement No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition in the financial statements. Statement No. 123 (R) is effective for the Company beginning March 1, 2006. The Statement offers several alternatives for implementation. Management is currently in the process of making the detailed calculations necessary to determine which of the alternatives the Company will use; however, management does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by Statement No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets”. This statement explains that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is effective for fiscal years beginning after June 15, 2005. Management does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”. This statement revises the reporting requirements related to changes in accounting principles or adoption of new accounting pronouncements. This statement is effective for fiscal years beginning after December 15, 2005. Management does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” Statement No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Management does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

Impact of Inflation

Inflation has not had a material effect on the Company’s results of operations to date.

Subsequent Event

On June 9, 2006, the Company secured a commitment from a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Inc., both with a maturity of 24 months from closing. These new lines of credit replace two lines of credit outstanding with Bank of America. In addition, the agreement provides for an equipment term loan of $3.0 million with payments amortized over 60 months. The interest rate on these loans is a floating LIBOR rated based on a fixed charge coverage ratio, as defined in the loan documents. Also as a part of this agreement, the CEO of the Company will provide a $6.0 million term note with an amortization of 15 years, and a maturity of 60 months. The remaining balance of the note provided by the CEO on February 27, 2006 will be repaid effective with the issue of the new note. The Company expects to execute a closing on these new loan facilities effective on or before June 28, 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $24.9 million of outstanding debt at February 28, 2006 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $250,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at February 28, 2006. The Company does not trade in derivative financial instruments.

The Company has a subsidiary in the U.K., which is not material, but uses the British pound as its functional currency. Due to its limited operations outside of the U.S., the Company’s exposure to changes in foreign currency exchange rates between the U.S. dollar and foreign currencies or to weakening economic conditions in foreign markets is not expected to significantly affect the Company’s financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Video Display Corporation and Subsidiaries

Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of February 28, 2006 and February 28, 2005
Consolidated Statements of Operations for the years ended February 28, 2006 and February 28, 2005 and February 29, 2004
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years ended February 28, 2006 and February 28, 2005 and February 29, 2004
Consolidated Statements of Cash Flows for the years ended February 28, 2006 and February 28, 2005 and February 29, 2004
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Video Display Corporation
Tucker, Georgia

We have audited the accompanying consolidated balance sheet of Video Display Corporation and subsidiaries (the “Company”) as of February 28, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 28, 2006 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Tauber & Balser, P.C.
Atlanta, Georgia
May 26, 2006, except for Note 21, as
to which the date is June 9, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Video Display Corporation
Tucker, Georgia

We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries as of February 28, 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended February 28, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness on the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 28, 2005 and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its 2004 and 2005 financial statements.

Atlanta, Georgia	/s/ BDO Seidman, LLP
June 14, 2005, except as to Note 2,
which is as of June 8, 2006

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	February 28, 2006	February 28, 2005
		(restated, Note 2)
Assets
Current Assets
Cash	$1,577	$1,471
Accounts receivable, less allowance for possible losses of $381 and $339	9,483	11,929
Inventories, net	34,645	32,105
Cost and estimated earnings in excess of billings on uncompleted contracts	968	738
Deferred income taxes	3,279	2,855
Prepaid expenses and other	1,720	460
Total current assets	51,672	49,558
Property, plant and equipment:
Land	605	605
Buildings	8,454	7,886
Machinery and equipment	19,970	18,689
	29,029	27,180
Accumulated depreciation	(20,270)	(19,543)
Net property, plant, and equipment	8,759	7,637
Goodwill	1,318	1,318
Intangible assets, net	3,591	3,448
Other assets	98	223
Total assets	$65,438	$62,184

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands)

	February 28, 2006	February 28, 2005
		(restated, Note 2)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$6,889	$5,190
Accrued liabilities	2,833	3,425
Billings in excess of cost and estimated earnings on uncompleted contracts	965	454
Line of credit	17,567	2,688
Notes payable to officers and directors	6,948	49
Current maturities of long-term debt and financing lease obligations	140	577
Total current liabilities	35,342	12,383
Lines of credit	—	19,296
Long-term debt, less current maturities	808	848
Financing lease obligations, less current maturities	363	—
Notes payable to officers and directors, less current maturities	—	146
Convertible notes payable, net of discount of $38 and $44	212	281
Deferred income taxes	560	434
Total liabilities	37,285	33,388
Minority Interests	123	123
Commitments	—	—
Shareholders’ Equity
Preferred stock, no par value—10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value—50,000 shares authorized; 9,707 issued and 9,628 outstanding at February 28, 2006, and 9,704 issued and outstanding at February 28, 2005	7,198	7,026
Additional paid-in capital	92	92
Retained earnings	21,771	21,624
Accumulated other comprehensive loss	(172)	(69)
Treasury stock, 86 shares at cost	(859)	—
Total shareholders’ equity	28,030	28,673
Total liabilities and shareholders’ equity	$65,438	$62,184

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004
		(restated, Note 2)	(restated, Note 2)
Net sales	$83,878	$82,740	$76,592
Cost of goods sold	59,376	55,729	51,604
Gross profit	24,502	27,011	24,988
Operating expenses
Selling and delivery	7,235	7,035	6,930
General and administrative	15,125	13,323	11,874
	22,360	20,358	18,804
Operating profit	2,142	6,653	6,184
Other income (expense)
Interest expense	(1,474)	(1,060)	(1,182)
Other, net	82	176	(103)
	(1,392)	(884)	(1,285)
Income before income taxes and minority interests	750	5,769	4,899
Provision for income taxes	305	2,262	1,840
Income before minority interests	445	3,507	3,059
Minority interests	—	—	53
Net income	$445	$3,507	$3,112
Net income per share—basic	$0.05	$0.36	$0.33
Net income per share—diluted	$0.04	$0.36	$0.32
Average shares outstanding—basic	9,684	9,673	9,348
Average shares outstanding—diluted	9,964	9,903	9,800

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Current Year Compre- hensive Income
				(restated, Note 2)
Balance, February 28, 2003	4,700	$5,293	$92	$16,878	$(233)	$—
Net income	—	—	—	3,112	—	—	$3,112
Unrealized gain on marketable equity securities	—	—	—	—	25	—	25
Reclassification adjustment onthe sale of marketable equity securities for a loss	—	—	—	—	126	—	126
Foreign currency translation adjustment	—	—	—	—	62	—	62
Total comprehensive income	—	—	—	—	—	—	$3,325
Conversion of convertible debentures	240	1,000	—	—	—	—
Issuance of common stock under stock option plan	75	312	—	—	—	—
Issuance of common stock	8	51	—	—	—	—
Repurchase of common stock	(231)	(338)	—	(1,236)	—	—
Dividend paid on common stock	—	—	—	(245)	—	—
Balance, February 29, 2004	4,792	6,318	92	18,509	(20)	—
Net income	—	—	—	3,507	—	—	$3,507
Foreign currency translation adjustment	—	—	—	—	(49)	—	(49)
Total comprehensive income	—	—	—	—	—	—	$3,458
Issuance of common stock under stock option plan	28	183	—	—	—	—
Issuance of common stock	33	400	—	—	—	—
Issuance of 100% stock dividend	4,841	—	—	—	—	—
Conversion of debt to common stock	10	125	—	—	—	—
Dividend paid on common stock	—	—	—	(392)	—	—
Balance, February 28, 2005	9,704	7,026	92	21,624	(69)	—
Net income	—	—	—	445	—	—	$445
Foreign currency translation adjustment	—	—	—	—	(103)	—	(103)
Total comprehensive income	—	—	—	—	—	—	$342
Issuance of common stock under stock option plan	26	66	—	—	—	—
Repurchase of common stock	(26)	(19)	—	(298)	—	—
Repurchase of treasury stock	(86)	—	—	—	—	(859)
Conversion of debt to common stock	10	125	—	—	—	—
Balance, February 28, 2006	9,628	$7,198	$92	$21,771	$(172)	$(859)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended
	February 28, 2006	February 28, 2005	February 29, 2004
		(restated, Note 2)	(restated, Note 2)
Operating Activities
Net income	$445	$3,507	$3,112
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,929	1,449	1,322
Provision for losses on accounts receivable	216	186	85
Provision for inventory reserves	1,900	1,386	1,540
Deferred income taxes	(298)	(752)	37
Interest on convertible note	56	56
Net loss allocated to minority interests	—	—	(53)
Loss on disposal of fixed assets	9	—	1
Loss on sale of marketable equity securities	—	—	126
Changes in working capital items, net of effect of acquisitions:
Accounts receivable	2,230	(1,205)	125
Inventories	(3,666)	(4,693)	1,006
Prepaid expenses and other assets	(1,075)	923	436
Accounts payable and accrued liabilities	1,106	1,493	(589)
Net cash provided by operating activities	2,852	2,350	7,148
Investing Activities
Capital expenditures	(1,928)	(769)	(727)
Cash paid for acquisition	(1,377)	(150)	—
Cash paid for product acquisition and other assets	—	(5,250)	—
Proceeds from sale of marketable equity securities	—	—	30
Net cash used in investing activities	(3,305)	(6,169)	(697)
Financing Activities
Proceeds from long-term debt and lines of credit	29,651	48,173	19,350
Repayments of long-term debt and lines of credit	(34,632)	(37,550)	(23,656)
Proceeds from loans from related parties	7,971	3,240	175
Repayments of loans from related parties	(1,218)	(11,336)	(255)
Proceeds from stock option exercises	66	183	312
Proceeds from issuance of common stock	—	—	51
Redemption of redeemable common stock	—	—	(100)
Dividend paid on common stock	—	(392)	(245)
Purchases and retirements of common stock and purchases of treasury stock	(1,176)	—	(1,574)
Net cash provided by (used in) financing activities	662	2,318	(5,942)
Effect of exchange rates on cash	(103)	(49)	120
Net change in cash and cash equivalents	106	(1,550)	629
Cash, beginning of year	1,471	3,021	2,392
Cash, end of year	$1,577	$1,471	$3,021

The accompanying notes are an integral part of these statements.
See Note 19 for supplemental cash flow information.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.        Summary of Significant Accounting Policies

Nature of Business

Video Display Corporation (the “Company”) principally manufactures and distributes cathode ray tubes (“CRTs”) in the worldwide replacement market for use in television sets and data display screens for medical, military and industrial monitoring systems as well as manufacturing and distributing electron optic parts, which are significant components in new and recycled CRTs and monitors. The Company also manufactures low and high-end monochrome and color CRT and active matrix liquid crystal monitor displays for use in specialty high performance and ruggedized applications. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. In addition, the Company operates a call center which acts as a consumer and dealer support center for both in-warranty and out-of-warranty household products, appliances, parts and accessories for Black & Decker, Delonghi, Norelco, Coby and various other manufacturers. This call center also acts as a technical support center for these same manufacturers. The Company’s operations are principally located in the U.S.; however, the Company does have a subsidiary operation located in the United Kingdom.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, bad debts, inventory reserves, valuations on deferred tax assets, goodwill and other intangible assets, accounting for percentage of completion contracts and the length of product life cycles and fixed asset lives. Actual results could vary from these estimates.

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin Topic 13A, revenue is recognized on the sale of products when the products are shipped, all significant contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured. The Company’s delivery term typically is F.O.B. shipping point. The Company offers one-year and two-year limited warranties on certain products. The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, require disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In accordance with Emerging Issues Task Force issue (“EITF”) 00-10, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of operations. Shipping costs of $2.2 million, $2.0 million and $2.0 million were included in the three fiscal years ended 2006, 2005 and 2004, respectively.

A portion of the Company’s revenue is derived from contracts to manufacture CRTs to a buyer’s specification. These contracts are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The Company utilizes the percentage of completion method as contemplated by this Statement to recognize revenue on all contracts to design, develop, manufacture, or modify complex electronic equipment to a buyer’s specification. Percentage of completion is measured using the ratio of costs incurred to estimated total costs at completion. Any losses identified on contracts are recognized immediately.

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

Research and Development

The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative costs. Research and development costs were approximately $1.3 million, $0.7 million and $0.2 million in fiscal 2006, 2005 and 2004, respectively.

Financial Instruments

Fair values of cash, accounts receivable and short-term liabilities and debt approximate cost due to the short period of time to maturity. The recorded amounts of long-term debt and convertible debentures are considered to approximate fair value due to either rates which fluctuate with the market or are otherwise commensurate with the current market.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to manufacturers and consumers of CRTs and to consumers of electronic products. Management performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances, such as foreign sales. The allowance for bad debts is determined by reviewing all accounts receivable and applying historical credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors as well as past payment history and overall trends in past due accounts compared to established thresholds. The Company monitors credit exposure and assesses the adequacy of the allowance for bad debts on a regular basis. Historically, the Company’s allowance has been sufficient for any customer write-offs. Although the Company cannot guarantee future results, management believes accounts receivable are stated at amounts expected to be collected.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings—ten to twenty-five years; Machinery and Equipment—five to ten years. Depreciation expense totaled approximately $1.3 million, $1.2 million and $1.2 million for the three years ended 2006, 2005 and 2004, respectively. Substantial betterments to property, plant and equipment are capitalized and routine repairs and maintenance are expensed as incurred.

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

Goodwill and Other Intangibles

Goodwill is tested for impairment annually on December 1 unless events or circumstances exist that would significantly alter amounts used in the calculation. The Company used a multiple of EBITDA (earnings before interest, tax, depreciation and amortization expenses) in evaluating the fair value of the

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

monitor operations. As a result of such testing in December 2005 and 2004, the Company determined there was no impairment of goodwill that should be included in the accompanying financial statements.

Intangible assets consist primarily of customer lists and non-competition agreements related to acquisitions. Intangible assets are amortized using the straight-line method over their estimated period of benefit. The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. No impairment of intangible assets has been identified during any of the periods presented.

Stock-Based Compensation Plans

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under Statement No. 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements.

Statement No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The exercise price of all the Company’s stock options is equal to the market value of the stock at the grant date. As such, no compensation expense is recorded in the accompanying consolidated financial statements.

Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under Statement No. 123, the Company’s pro forma net income and net income per share would have differed from the amounts reported as follows (in thousands, except per share data):

	February 28, 2006	February 28, 2005	February 29, 2004
Net income, as reported	$445	$3,507	$3,112
Stock-based employee compensation expense, as reported	—	—	—
Stock-based employee compensation expense determined under fair value basis, net of tax	(87)	(49)	(35)
Pro forma net income	$358	$3,458	$3,077
Net income per share:
Basic—as reported	$0.05	$0.36	$0.33
Basic—pro forma	$0.04	$0.36	$0.33
Diluted—as reported	$0.04	$0.36	$0.32
Diluted—pro forma	$0.04	$0.35	$0.31

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during the years 2006, 2005 and 2004 was $6.19, $3.81 and $4.77, respectively. The weighted average remaining life of options outstanding at February 28, 2006, February 28, 2005 and February 29, 2004 was 4.0, 3.1 and 5.4 years, respectively.

Prior year basic and diluted net earnings per share have been recast to reflect the November 1, 2004 stock split disclosed under the Earnings Per Share heading of this footnote.

The fair value of stock options used to compute pro forma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2006, 2005 and 2004, respectively: expected volatility of 42%, 43% and 75%; a risk-free interest rate of 4.35%, 2.5% and 3.5%; expected lives of 6.4, 2.0 and 3.0 years; and a dividend yield of 0.00% for all years.

Taxes on Income

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates are recognized as income or expense in the period that includes the enactment date.

Investments

The Company’s investment in marketable equity securities was recorded at fair value based upon quoted market prices and was classified as available-for-sale securities. Changes in fair value of these marketable equity securities are reflected in the accompanying statements of shareholders’ equity. The Company sold its remaining investment in marketable equity securities in 2004, recognizing a loss of $151,000, which is included within the caption “Other income” in the accompanying statements of operations.

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

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of basic earnings per share to diluted earnings per share for each of the last three years. Prior year amounts have been restated to reflect 100% stock dividend in November 2004.

	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
2006
Basic	$445	9,684	$0.05
Effect of dilution:
Options	—	239
Diluted	$445	9,923	$0.04
2005
Basic	$3,507	9,673	$0.36
Effect of dilution:
Options	—	200
Convertible debt	35	30
Diluted	$3,542	9,903	$0.36
2004
Basic	$3,112	9,348	$0.33
Effect of dilution:
Options	—	172
Convertible debt	26	280
Diluted	$3,138	9,800	$0.32

Stock options and debentures convertible into 91,000 shares were anti-dilutive and were excluded from the fiscal 2006 diluted earnings per share calculation.

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

Segment Reporting

The Company applies SFAS Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” to report information about operating segments in annual and interim financial reports. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the executive officers in order to make decisions about allocating resources, and for which discrete financial information is available (see Note 15. Segment Reporting). The Company’s various display-related operations meet the aggregation criteria established in Statement No. 131 for inclusion in the Display segment. The Company’s call center is an integral part of the distribution of electronic consumer parts, consumer and dealer support and technical support functions, with call activity for all of these functions being routed to call employees cross-trained to provide appropriate service. Accordingly the call center is included within the Wholesale Distribution segment.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement (“Statement No.”) 123 (R) (revised 2004) Share-Based payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 (R) supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting in Statement No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition in the financial statements. Statement No. 123 (R) is effective for the Company beginning March 1, 2006. The Statement offers several alternatives for implementation. Management is currently in the process of making the detailed calculations necessary to determine which of the alternatives the Company will use, however, management does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by Statement No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets”. This statement explains that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is effective for fiscal years beginning after June 15, 2005. Management does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”. This statement revises the reporting requirements related to changes in accounting principles or adoption of new accounting pronouncements. This statement is effective for fiscal years beginning after December 15, 2005. Management does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” Statement No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Management does not anticipate that the adoption of this statement will have a material impact on the consolidated financial statements.

Fiscal Year

All references herein to “2006”, “2005” and “2004” mean the fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 2. Prior Period Restatement

Certain prior year amounts have been restated to correct errors discovered by the Company during preparation of the 3rd quarter Fiscal 2006 financial statements. The Company discovered errors in its accounting for the treatment of foreign subsidiary losses for income tax purposes in fiscal 2005 and in certain non-income tax-based franchise taxes in fiscal 2005 and prior fiscal years. These errors resulted primarily from clerical mathematical error, as well as the improper recording of non-income based franchise taxes against an income tax accrual rather than as an expense on the consolidated statements of operations.

The following tables summarize the impact of the restatements on the affected items as originally reported on the consolidated balance sheet at February 28, 2005 and as originally reported on the consolidated statements of operations for fiscal 2005 and fiscal 2004 (in thousands except per share data).

	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Consolidated Statements of Operations items
General and administrative expenses	$13,197	$13,323	$11,789	$11,874
Operating profit	6,779	6,653	6,269	6,184
Income before income taxes and minority interests	5,895	5,769	4,984	4,899
Provision for income taxes	2,173	2,262	1,872	1,840
Income before minority interests	3,722	3,507	3,112	3,059
Minority interests	—	—	53	53
Net income	3,722	3,507	3,165	3,112
Basic earnings per share of common stock	$.38	$.36	$.34	$.33
Diluted earnings per share of common stock	$.38	$.36	$.33	$.32

	February 28, 2005
	As Previously Reported	As Restated
Selected Consolidated Balance Sheet items
Deferred income tax assets	$2,555	$2,855
Intangibles and other assets	4,020	3,671
Accrued liabilities	3,080	3,425
Retained earnings	22,018	21,624
Total shareholders equity	29,067	28,673

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 3. Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following (in thousands):

	2006	2005
Costs incurred to date on uncompleted contracts	$4,528	$1,006
Estimated earnings recognized to date on these contracts	2,585	220
	7,113	1,226
Billings to date	(7,110)	(942)
Costs and estimated earnings in excess of billings, net	$3	$284
Costs and estimated earnings in excess of billings	$968	$738
Billings in excess of costs and estimated earnings	(965)	(454)
	$3	$284

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

As of February 28, 2006 and February 28, 2005, there were no production costs which exceeded the aggregate estimated cost of all in-process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 28, 2006 and February 28, 2005, there were no progress payments that had been netted against inventory.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 4. Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives. Expected amortization expense for the next five years is as follows (in thousands):

Year	Amortization expense
2007	$641
2008	635
2009	577
2010	462
2011	152
Thereafter	1,124

As of February 28, 2006, the cost and accumulated amortization of intangible assets was as follows (in thousands).

	Cost	Accumulated Amortization
Customer lists	$2,968	$658
Non-compete agreements	1,230	301
Patents	335	78
Other intangibles	119	24
	$4,652	$1,061

Note 5. Acquisitions

In May 2005, the Company acquired the IDS division of Three Five-Systems, Inc. (“Three-Five Systems”). Three-Five Systems specializes in flat panel, touch screen and rack mount systems with custom military, industrial and commercial requirements. As part of this transaction, the Company acquired fixed assets of $74,000, inventories of $773,000, and various other assets of $530,000 in exchange for cash of $1,377,000. The other assets include product development designs and drawings and a customer list, as well as a non-compete agreement. The product development designs and drawings and non-compete agreement will be amortized over a five-year period, while the customer list will be amortized over a three year period, which the Company estimates to be the useful life of these assets. Three-Five Systems has moved to new facilities, known as Aydin North, and is a part of the Company’s Pennsylvania based Aydin operations. The operations of Three-Five Systems are not significant to the Company.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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
$550

Note 6. Purchase of Assets

In October 2004, the Company entered into an agreement with Evans & Sutherland, Inc. to purchase certain assets. Under this agreement, the Company paid a total of $5.3 million for the following assets related to Evans & Sutherland’s ESCP® CRT projector product line: inventory valued at $2.2 million, fixed assets valued at $248,000 and intangible assets valued at $2.8 million, consistent with SFAS 142 “Goodwill and Other Intangible Assets”. The intangible assets consist of a non-compete agreement valued at $1,000,000 and amortizable over 5 years, and a customer list valued at $1,758,000 amortizable over a 15 year period. Amortization expense related to the intangible assets acquired was $317,000 and $93,000 for the years ended February 28, 2006 and February 28, 2005, respectively. The purchase was financed initially by a loan from the Chief Executive Officer, which subsequently was refinanced under the Company’s new line of credit. Following this acquisition, the Company began the process of moving the acquired assets and

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

integrating them with the existing Marquee™ projector operations in Cape Canaveral, Florida.  The integration process was substantially completed by the end of December 2004. The Company has a presence in the military flight training and simulation market, and with this acquisition has been able to expand into the commercial flight training and simulation market.

Fixed assets and raw materials were valued at current replacement costs, which was consistent with the book value of the assets acquired. The non-compete agreement was valued at $1,000,000 as this was the amount of revenue the Company could reasonably expect to lose should Evans & Sutherland violate this agreement. The customer list was valued at $1,758,000, being the expected average annual gross profit that could be reasonably expected to be generated from that list over its expected useful life of approximately 15 years.

Note 7. Inventories

Inventories consisted of the following (in thousands):

	2006	2005
Raw materials	$18,618	$14,529
Work-in-process	3,772	3,800
Finished goods	16,688	16,833
	39,078	35,162
Reserves for obsolescence	(4,433)	(3,057)
	$34,645	$32,105

Note 8. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	2006	2005
Mortgage payable to bank; variable interest rate; monthly principal and interest payments of $6 payable until December 2008 with a final principal payment of $350 in December 2008; collateralized by land and building of Fox International, Inc.; paid in full in April 2005.	$—	$479
Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.35% as of February 28, 2006); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	540	557
Mortgage payable to Pennsylvania Industrial Development Authority; interest rate at 4.25%; monthly principal and interest payments of $2.8 payable through October 2017; collateralized by a second priority lien on land and building of Teltron Technologies, Inc.	308	329
Other	14	60
	862	1,425
Financing lease obligations	449	—
	1,311	1,425
Less current maturities	(140)	(577)
	$1,171	$848

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Future maturities of long-term debt and capitalized lease obligations are as follows (in thousands):

Year	Amount
2007	$140
2008	142
2009	138
2010	142
2011	125
Thereafter	624
$1,311

Note 9. Lines of Credit

The Company maintains a $27.5 million credit facility, executed in November 2004, with a bank, collateralized by equipment, inventories and accounts receivable of the Company. The interest rate on this line is a floating LIBOR rate based on a ratio of debt to EBITDA, as defined in the loan documents. As of February 28, 2006, the outstanding balance of this line of credit was $14.1 million and the available amount for borrowing was $13.0 million, including the impact of $400,000 in outstanding letters of credit. The line of credit agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage. Additionally, the bank requires that any contemplated acquisitions be accretive. The Company was not in compliance with the consolidated Fixed Charge Coverage Ratio and the consolidated Senior Funded Debt to EBITDA ratio covenants at February 28, 2006. To provide additional flexibility in funding for working capital requirements, and to cure the covenant violations existing under this line, on June 9, 2006 the Company negotiated a new line of credit with a syndicate of two banks as discussed in Note. 21 Subsequent Event.

Additionally, in April 2005, the Company converted a $2.8 million short term line of credit (collateralized by assets of Fox International, Inc.) with a bank to a $3.5 million line of credit with another bank. (The $2.8 million short term line of credit repaid during Fiscal 2006 replaced a term loan facility with a bank, also collateralized by assets of Fox International, Inc., executed on July 31, 2004.) As part of the new financing, the lender paid off the balance of the short term line of credit and a mortgage secured by the land and building of Fox International, Inc. The interest rate on this line is a floating LIBOR rate based on a ratio of debt to EBITDA, as defined in the loan documents. As of February 28, 2006, the outstanding balance of this line of credit was $3.5 million with no remaining borrowing availability. The line of credit agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage. Additionally, the bank requires that any contemplated acquisitions be accretive. The Company was not in compliance with the consolidated Fixed Charge Coverage Ratio and the consolidated Senior Funded Debt to EBITDA ratio covenants at February 28, 2006. To provide additional flexibility in funding for working capital requirements, and to cure the covenant violations existing under this line, on June 9, 2006 the Company negotiated a new line of credit with a syndicate of two banks as discussed in Note. 21 Subsequent Event.

Prior to repayment in November 2004, in conjunction with the execution of the current $27.5 million line of credit, the Company had a $12.0 million credit facility with a bank. The interest rate on the line of credit was a floating LIBOR rate based on a ratio of debt to EBITDA, as defined. The weighted average interest rate during the nine months ended November 30, 2004 and the year ended February 29, 2004 was 3.84% and 3.70%. The average amount and maximum amount outstanding were $8.8 million and $9.6

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

million, respectively, during the nine months ended November 30, 2004, and $6.8 million and $8.8 million, respectively, for the fiscal year ended February 29, 2004. Borrowings under the line of credit were limited by eligible accounts receivable, inventory and real estate, as defined, and includes a commitment fee of 0.25% for the unused portion.

Note 10. Notes Payable to Officers and Directors

On February 27, 2006 the Company’s Chief Executive Officer loaned the Company $6.8 million under a note agreement providing for interest at six percent or the prime rate plus ¼ of one percent, whichever is higher, paid monthly. Principal payments are due in a series of monthly payments, with a final payment of $1.0 million due October 1, 2006. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by Bank of America. See related comments in Note 21. Subsequent Event.

In August 2005, the Company’s Chief Executive Officer loaned the Company $1.0 million on a non-interest bearing and due on demand basis, which was repaid in September 2005.

At February 29, 2004, the Company had outstanding borrowings from its CEO in the amount of $8,216,000, with principal due in 2006 and monthly interest due at the higher rate of 6% or prime (4.25% at February 29, 2004) plus 1%. During November 2004, the Company negotiated a credit facility with a new lender. As part of the new agreement, the bank agreed to pay off the amount due to the Company’s CEO, and accordingly, at February 28, 2005, the balance due to him was $0.

During fiscal 2004, the Company repaid $80,000 to an Officer and Director, resulting in a balance of $75,000 at February 29, 2004. Principal payments of $120,000 were made in fiscal 2005, while an additional $240,000 was borrowed during the fiscal year, resulting in a balance of $195,000 at February 28, 2005. Principal payments of $218,000 were made in fiscal 2006, while an additional $171,000 was borrowed during the fiscal year, resulting in a balance of $148,000 at February 28, 2006. These borrowings on this demand note bear interest at 6%.

Note 11. Convertible Notes Payable

In June 2001, the Company announced the acquisition of the outstanding common stock of XKD Corporation (“XKD”). The purchase price included royalty payments up to $2.0 million based on specific future revenues of XKD, options to acquire 10,000 shares of the Company’s common stock, and the release of indemnification of the seller of personal obligations of corporate notes payable in the amount of $1.9 million. During August 2004, the Company signed an agreement with the four persons party to the royalty agreement. Total accrued royalties of $350,000 were exchanged for four non-interest bearing notes payable, valued at $125,000 each, which are convertible at any time into common shares of the Company’s stock at a rate of $12.50 per share. The Company recognized a $150,000 discount on the debt to reflect the inherent interest in the notes. This discount on debt is accreted as interest expense over the three year life of the notes. The discount fully accretes upon conversion of the debt to equity. During the fourth quarter of fiscal 2005, one of the notes was converted into 10,000 shares of the Company’s common stock. During the first quarter of fiscal 2006, another of the notes was converted into 10,000 shares of the Company’s common stock. Total interest expense accreted on these notes during Fiscal 2006 and Fiscal 2005 was $56,000.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 12.                                                 Accrued Expenses and Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2006, 2005 and 2004. The Company provides no other guarantees.

	Fiscal Year Ended
	(in thousands)
	2006	2005	2004
Balance at beginning of year	$710	$821	$687
Provision for current year sales	1,269	1,021	2,022
Warranty costs incurred	(1,469)	(1,132)	(1,888)
Balance at end of year	$510	$710	$821

Accrued liabilities consisted of the following (in thousands):

	February 28, 2006	February 28, 2005
Accrued compensation and benefits	$1,362	$1,404
Accrued income taxes	—	1,276
Accrued warranty	510	710
Accrued other	961	35
	$2,833	$3,425

Note 13.                                                 Stock Options

The Company maintains an incentive stock option plan whereby total options to purchase 1.2 million shares may be granted to directors and key employees at a price not less than fair market value at the time the options are granted. Upon vesting, options granted are exercisable for a period not to exceed ten years. The plan will terminate on May 1, 2006 and no further options may be granted pursuant to the plan after that date; provided however, those options outstanding at the plan termination date will remain exercisable in accordance with their respective terms. The stock option plan stipulates that, in the event of a stock dividend, options reserved for issuance and all outstanding grants will be proportionally adjusted both in number of options and exercise price. The Company has paid two stock dividends since inception of the plan, including a 20% dividend in April 2001 and a 100% dividend in November 2004. All activity presented for the plan reflects the appropriate adjustments for these dividends. At February 28, 2006 and February 28, 2005, the Company had approximately 419,000 and 478,000 shares, respectively, available for the granting of options under the stock option plan.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Information regarding the stock option plan is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at February 28, 2003	456	$2.11
Granted	12	4.67
Exercised	(166)	2.14
Forfeited or expired	—	—
Outstanding at February 29, 2004	302	$2.20
Granted	18	13.30
Exercised	(43)	6.55
Forfeited or expired	—	—
Outstanding at February 28, 2005	277	$2.42
Granted	59	12.85
Exercised	(26)	2.53
Forfeited or expired	—	—
Outstanding at February 28, 2006	310	$4.57

Options exercisable	Number of Shares (in thousands)	Weighted Average Exercise Price
February 28, 2006	260	$2.98
February 28, 2005	272	2.42
February 29, 2004	290	2.20

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2006 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2006 (in thousands)	Weighted Average Exercise Price
$1.15 - 1.98	146	0.5	$1.43	146	$1.43
2.20 - 3.25	60	5.7	2.64	60	2.64
3.38 - 4.67	33	4.2	3.96	33	3.96
12.85 - 13.30	71	9.6	12.93	21	13.12
	310	4.0	$4.57	260	$2.98

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 14.                                                 Taxes on Income

Provision for (benefit from) income taxes in the consolidated statements of operations consisted of the following components (in thousands):

	Fiscal Year Ended (in thousands)
	February 28,	February 28,	February 29,
	2006	2005	2004
Current:
Federal	$569	$2,533	$1,521
State	109	482	279
Foreign	(75)	—	2
	$603	$3,015	1,802
Deferred:
Federal	(250)	(633)	(6)
State	(48)	(120)	(2)
Foreign	—	—	46
	(298)	(753)	38
Total	$305	$2,262	$1,840

Income before provision for taxes consisted of the following (in thousands):

	2006	2005	2004
U.S. operations	$668	$6,108	$4,704
Foreign operations	82	(339)	195
	$750	$5,769	$4,899

The following table shows the reconciliation of federal income taxes at the statutory rate on income before income taxes to the reported provision for income tax (in thousands):

	Fiscal Year Ended
	Feb. 28, 2006	Feb. 28, 2005	Feb. 29, 2004
Statutory U.S. federal income tax rate	$255	$1,961	$1,666
State income taxes, net of federal benefit	65	239	184
Foreign operating income (loss)	(29)	—	(66)
Non-deductible expenses	35	62	72
Other	(21)	—	(16)
Taxes at effective income tax rate	$305	$2,262	$1,840

Deferred income taxes as of February 28, 2006 and February 28, 2005 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The sources of the temporary differences and carryforwards, and their effect on the net deferred tax asset consisted of the following (in thousands):

	2006	2005
Deferred tax assets:
Investment capital loss carryforwards	$226	$224
Uniform capitalization costs	452	487
Inventory reserves	1,707	1,160
Accrued liabilities	831	883
Allowance for doubtful accounts	147	136
Other	156	365
	3,519	3,255
Valuation allowance	(240)	(240)
Deferred tax liabilities:
Basis difference of property, plant and equipment	(522)	(464)
Other	(38)	(130)
Net deferred tax assets	$2,719	$2,421
Current asset	$3,279	$2,855
Non-current liability	(560)	(434)
	$2,719	$2,421

Investment loss carryforwards consist primarily of investment losses, which may be utilized to offset any future taxable gains on the sale of investments. Investment loss carryforwards in the amount of $589,000 expire in 2009. The Company has provided a valuation allowance of $240,000 on these loss carryforwards, as full realization of these assets is not considered likely.

Undistributed earnings of the Company’s foreign subsidiary are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign country. Determination of the amount of the related unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Note 15.                                                 Segment Information

Based on the quantitative thresholds specified in Statement No. 131, the Company has determined that it has two reportable segments. The two reportable segments are as follows: (1) the manufacture and distribution of displays and display components and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers. The operations within the Display segment consist of data display CRTs, home entertainment (television and projection) CRTs, projectors and other monitors and component parts. These operations have similar economic criteria, and are appropriately aggregated consistent with the criteria of Statement No. 131. Sales to foreign customers were 14%, 11% and 14% of consolidated net sales for fiscal 2006, 2005 and 2004, respectively. Foreign operations are included in the display segment.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The accounting policies of the operating segments are the same as those described in Note. 1 Summary of Significant Accounting Policies. Segment amounts disclosed reflect elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of interest expense and income taxes.

The following table sets forth net sales, income before income taxes, depreciation and amortization, capital expenditures, and identifiable assets for each reportable industry segment and applicable operations:

	2006	2005	2004
Net Sales
Display segment
Monitors	$49,868	$50,806	$45,900
Data display	10,820	8,509	7,801
Home entertainment	3,661	4,282	5,574
Component parts	730	813	1,122
	65,079	64,410	60,397
Wholesale Distribution segment	18,799	18,330	16,195
	$83,878	$82,740	$76,592
Income before income taxes
Display segment
Monitors	$4,003	$7,228	$5,702
Data display	(1,943)	(1,097)	(1,177)
Home entertainment	510	730	1,546
Component parts	(685)	(223)	(33)
	1,885	6,638	6,038
Wholesale Distribution segment	257	15	146
	2,142	6,653	6,184
Other income (expense)
Interest expense	(1,474)	(1,060)	(1,182)
Other, net	82	176	(103)
	$750	$5,769	$4,899
Depreciation and Amortization
Display segment
Monitors	$1,583	$1,148	$943
Data display	43	45	117
Home entertainment	41	96	120
Component parts	46	49	48
	1,713	1,338	1,228
Wholesale Distribution segment	216	111	94
	$1,929	$1,449	$1,322

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	2006	2005	2004
Capital Expenditures**
Display segment
Monitors	$1,417	$399	$652
Data display	5	10	38
Home entertainment	3	1	20
Component parts	—	7	—
	1,425	417	710
Wholesale Distribution segment	1,026	352	17
	$2,451	$769	$727

**Includes non-cash additions and additions to fixed assets through business acquisitions.

	Feb. 28, 2006	Feb. 28, 2005	Feb. 29, 2004
Identifiable Assets
Display segment
Monitors	$40,404	$38,264	$30,082
Data display	14,005	12,390	12,153
Home entertainment	1,917	2,121	2,900
Component parts	1,045	2,224	2,150
	57,371	54,999	47,285
Wholesale Distribution segment	8,067	7,185	6,949
	$65,438	$62,184	$54,234
Geographic sales information
United States	$72,343	$73,639	$65,689
All other	11,535	9,101	10,723
	$83,878	$82,740	$76,592

Note 16.                                                 Benefit Plan

The Company maintains defined contribution plans that are available to all U.S. employees. The Company accrued $119,000, $159,000 and $157,000 in fiscal 2006, 2005 and 2004, respectively for 401(k) matching contributions.

Note 17.                                                 Commitments

Operating Leases

The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases, expiring at various dates through 2011. These leases provide that the Company pays taxes, insurance and other expenses on the leased property and equipment. Rent expense for all leases was approximately $1.9 million, $1.8 million and $2.1 million in 2006, 2005 and 2004, respectively.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Future minimum rental payments due under these leases are as follows (in thousands):

Fiscal Year	Amount
2007	$1,798
2008	1,636
2009	969
2010	684
2011	93
$5,180

Related Party Leases

Included above are leases for manufacturing and warehouse facilities leased from our CEO under operating leases expiring at various dates through 2009. Rent expense under these leases totaled approximately $314,000, $314,000 and $434,000 in fiscal 2006, 2005 and 2004, respectively.

Future minimum rental payments due under these leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2007	$314
2008	304
2009	127
$745

Note 18.                                                 Concentrations of Risk and Major Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit.

The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, television and avionics industries. The Company’s Display segment had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 41%, 37% and 21% of Display segment net sales and 32%, 29% and 16% of consolidated net sales in fiscal 2006, 2005 and 2004, respectively. Sales to foreign customers were 14%, 11% and 14% of consolidated net sales in fiscal 2006, 2005 and 2004, respectively. The Company’s wholesale electronic parts distributor, Fox International, had net sales to one customer that comprised approximately 25%, 24% and 19% of that subsidiary’s net sales in fiscal 2006, 2005 and 2004, respectively. The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 19.                                                 Supplemental Cash Flow Information

	(in thousands)
	2006	2005	2004
Cash paid for:
Interest	$1,515	$967	$1,032
Income taxes, net of refunds	$3,445	$1,363	$1,813

Non-cash investing and financing activities:

During 2006, the Company acquired certain computer and telephone equipment in the amount of $450,000 under a financing lease obligation.

During 2005, the Company acquired the monitor operations of Data Ray, Inc. The Company acquired inventory, fixed assets and various other assets of $459,000 in exchange for cash of $150,000 and $400,000 of the Company’s common stock.

Also during 2005, the Company signed an agreement exchanging accrued royalties of $350,000 for four non-interest bearing convertible notes payable, valued at $125,000 each. The Company recognized a $150,000 discount on debt to reflect the inherent interest in the notes. One of these notes was converted into 10,000 shares of the Company’s common stock during fiscal 2005, and another note was converted into the Company’s common stock on the same basis during fiscal 2006.

During 2004, the Company’s CEO converted $1,000,000 of subordinated debentures into 240,000 shares of the Company’s common stock.

Note 20.                                                 Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 28, 2006 and February 28, 2005, respectively. The summation of quarterly (loss) earnings per share may not agree with annual (loss) earnings per share.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$20,442	$23,332	$19,676	$20,428
Gross profit	6,536	7,604	6,445	3,917
Net income (loss) (a)	606	1,116	255	(1,532)
Basic income (loss) per share	$0.06	$0.12	$0.03	$(0.16)
Diluted income (loss) per share	$0.06	$0.11	$0.03	$(0.15)

(a)           Fourth quarter adjustments consisted of $626,000, net of tax, inventory adjustments related to perpetual to physical inventory and pricing adjustments.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	2005 (restated, Note 2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$19,900	$20,667	$21,434	$20,739
Gross profit	6,586	6,835	7,220	6,370
Net income (b)	1,093	1,130	1,055	229
Basic income per share	$0.11	$0.12	$0.11	$0.02
Diluted income per share	$0.11	$0.11	$0.11	$0.02

(b)          Fourth quarter adjustments consisted of $265,000 related to perpetual to physical inventory, net of tax, adjustments and $200,000 aggregate other adjustments, net of tax.

Note 21.                                                 Subsequent Event

On June 9, 2006, the Company secured a commitment from a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Inc., both with a maturity of 24 months from closing. These new lines of credit replace two lines of credit outstanding with Bank of America. In addition, the agreement provides for an equipment term loan of $3.0 million with payments amortized over 60 months. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. Also as a part of this agreement, the CEO of the Company will provide a $6.0 million term note with an amortization of 15 years, and a maturity of 60 months. The remaining balance of the note provided by the CEO on February 27, 2006 will be repaid effective with the issue of the new note. The Company expects to execute a closing on these new loan facilities effective on or before June 28, 2006.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

The Board of Directors of the Company engaged Tauber & Balser P.C., Atlanta, Georgia, as independent accountants for the Company and its subsidiaries for the fiscal year ended February 28, 2006. BDO Seidman, LLP served as the Company’s independent accountants from 1995 until the first quarter of Fiscal 2006. On June 27, 2005 BDO Seidman, LLP notified the Audit Committee that it would decline to stand for reappointment as the Company’s independent registered public accounting firm. BDO Seidman, LLP served as the Company’s independent registered public accounting firm relative to the Company’s financial statements for the quarter ended May 31, 2005 in order to facilitate a smooth transition to the successor firm of independent accountants. The audit committee did not recommend or approve the decision to decline to stand for re-election.

Tauber & Balser P.C.’s reports on the Company’s financial statements for the fiscal year ended February 28, 2005 and BDO Seidman, LLP’s reports on the Company’s financial statements for the fiscal year ended February 28, 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. For the fiscal years ended February 28, 2006, there has been no disagreement between the Company and Tauber & Balser P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. For the fiscal years ended February 28, 2005, and up to the date of BDO Seidman, LLP’s notification of their resignation on June 27, 2005, there has been no disagreement between the Company and BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, on June 10, 2005 BDO Seidman notified the Audit Committee of a material weakness in the Registrant’s internal control structure. The areas that were deemed to contain material weakness surrounded the failure to retain financial reporting personnel necessary to properly identify and record in a timely fashion, non-routine transactions and to prepare financial statements and related disclosures timely; and the failure of Management to routinely review and approve on a monthly basis all repetitive and non-repetitive journal entries made at divisional levels, to ensure that all entries were made and calculated properly, which could affect the reported results for the accounting period.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of February 28, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that the information required to be reported and disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules on Form 10-K. The internal controls that are deemed by management to contain material weaknesses, lack of adequate controls in the valuation and costing of inventory and lack of adequate controls over the adjusting of the books and records at certain subsidiaries, resulted primarily from a turnover in financial reporting personnel during the year end closing process. This resulted in insufficient personnel necessary to properly identify and record in a timely fashion, non-routine transactions and to prepare financial statements and related disclosures timely, which could affect the reported results for the accounting period.

To address the material weaknesses described above, the Company performed additional analyses and other procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States. Accordingly, the Company’s management believes that the consolidated financial statements included in this Annual

Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

The required certifications of our Chief Executive Officer and our Chief Financial Officer are included as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes to internal control referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Changes in internal controls

The material weaknesses stated in the above Evaluation of Disclosure Controls and Procedures require the Company to make changes in its internal control over financial reporting. Subsequent to the end of the fiscal year, the Company hired replacement financial reporting personnel with the requisite skills, who are being trained in the Company’s reporting procedures and controls. The monthly, quarterly and annual closing processes are being documented and the participating members of the financial staff are being cross-trained on upgraded procedures.  Management believes that these training procedures and the replacement of financial reporting personnel will ensure that the disclosed material weaknesses will not have a material effect on financial reporting in future periods.

Limitations on the effectiveness of controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that internal control over financial reporting and our disclosure controls and procedures will prevent all errors and potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Video Display Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2006 fiscal year end (the “2006 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2006 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION.

The information contained in the 2006 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

The information contained in the 2006 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the 2006 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained in the 2006 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

PART IV

ITEM 15.                                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Report:

1.                Financial Statements:

The following consolidated financial statements of the Company and its consolidated subsidiaries and the Report of the Independent Registered Public Accounting Firms are included in Part II, Item 8.

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of February 28, 2006 and February 28, 2005
Consolidated Statements of Operations—Fiscal Years Ended February 28, 2006, February 28, 2005 and February 29, 2004
Consolidated Statements of Shareholders’ Equity and Comprehensive Income—Fiscal Years Ended February 28, 2006, February 28, 2005 and February 29, 2004
Consolidated Statements of Cash Flows—Fiscal Years Ended February 28, 2006, February 28, 2005 and February 29, 2004
Notes to Consolidated Financial Statements

2.                Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (with auditors reports)

(b)          Exhibits

Exhibit Number	Exhibit Description
3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).
3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).
10(a)	Employee Stock Option Plan (incorporated by reference to Exhibit 4A to the Company’s Registration Statement on Form S-8 filed November 1, 1996).
10(b)

Lease dated January 1, 1992 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia (incorporated by reference to Exhibit 10(i) to the Company’s 1995 Annual Report on Form 10-K).

10(c)

Lease dated November 1, 2003 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia (incorporated by reference to Exhibit 10(c) to the Company’s 2004 Annual Report on Form 10-K).

10(d)	$27,500,000 promissory note dated November 10, 2004 between the Company and Bank of America (holder) (incorporated by reference to Exhibit 10(d) to the Company’s 2005 Annual Report on Form 10-K).
10(e)	$6,800,000 term note dated February 27, 2006 between the Company and Ronald D. Ordway (holder).
10(f)	$11,750,000 Senior Secured Debt Facilities Commitment letter, dated June 9, 2006, between RBC Centura bank and the Company and its subsidiaries.
10(g)	$11,750,000 Senior Secured Debt Facilities Commitment letter, dated June 9, 2006, between Regions Bank and the Company and its subsidiaries.
21	Subsidiary companies
23.1	Consent of Tauber & Balser, PC
23.2	Consent of BDO Seidman, LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2006	VIDEO DISPLAY CORPORATION

	By:	/s/ RONALD D. ORDWAY
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

Signature -Name	Capacity	Date

/s/ RONALD D. ORDWAY	Chief Executive Officer,	June 14, 2006
Ronald D. Ordway	Treasurer and Director

/s/ ERV KUCZOGI	President and	June 14, 2006
Erv Kuczogi	Director

/s/ CAROLYN HOWARD	Director	June 14, 2006
Carolyn Howard

/s/ PETER FREND	Director	June 14, 2006
Peter Frend

/s/ ERNEST J. THIBEAULT, III	Director	June 14, 2006
Ernest J. Thibeault, III

/s/ MICHAEL D. BOYD	Chief Financial Officer	June 14, 2006
Michael D. Boyd

Report of Independent Registered Public Accounting Firm

Video Display Corporation
Tucker, Georgia

The audit referred to in our report dated May 26, 2006 relating to the consolidated financial statements of Video Display Corporation and subsidiaries, which are contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying schedule. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audit.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

/s/ Tauber & Balser, P.C.
Atlanta, Georgia
May 26, 2006

Report of Independent Registered Public Accounting Firm

Video Display Corporation
Tucker, Georgia

The audits referred to in our report dated June 14, 2005, except as to Note 2, which is as of June 8, 2006, relating to the 2005 and 2004 consolidated financial statements of Video Display Corporation and subsidiaries, which are contained in Item 8 of this Form 10-K, included the audit of the 2005 and 2004 financial statement schedule listed in the accompanying schedule. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Atlanta, Georgia
June 14, 2005, except as to Note 2,
which is as of June 8, 2006

VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
February 28, 2006	$339	$216	$—	$174	$381
February 28, 2005	251	186	—	98	339
February 29, 2004	502	85	—	336	251
Reserves for inventory:
February 28, 2006	$3,057	$1,900	$—	$524	$4,433
February 28, 2005	2,506	1,386	—	835	3,057
February 29, 2004	2,339	1,540	—	1,373	2,506