Form 10-Q
period 2006-05-31
VIDEO DISPLAY CORP
filed 2006-07-14
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2006.

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

As of July 11, 2006, the registrant had 9,641,000 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements.

Consolidated Balance Sheets — May 31, 2006 (unaudited) and February 28, 2006

Consolidated Statements of Operations — Three months ended May 31, 2006 and 2005 (unaudited)

Consolidated Statement of Shareholders’ Equity — For the three months ended May 31, 2006 (unaudited)

Consolidated Statements of Cash Flows — Three months ended May 31, 2006 and 2005 (unaudited)

Notes to Consolidated Financial Statements — May 31, 2006 (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

	Item 4.	Controls and Procedures.

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings.

	Item 1A.	Risk Factors.

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Item 3.	Defaults upon Senior Securities.

	Item 4.	Submission of Matters to a Vote of Security Holders.

	Item 5.	Other Information.

	Item 6.	Exhibits.

SIGNATURES.

ITEM 1.                    FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	May 31, 2006	February 28, 2006
	(unaudited)
Assets
Current Assets
Cash	$2,698	$1,577
Accounts receivable, less allowance for possible losses of $431 and $381	9,793	9,483
Inventories, net	35,341	34,645
Cost and estimated earnings in excess of billings on uncompleted contracts	1,081	968
Deferred income taxes	3,196	3,279
Prepaid expenses and other	1,633	1,720
Total current assets	53,742	51,672

Property, plant and equipment:
Land	605	605
Buildings	8,573	8,454
Machinery and equipment	19,896	19,970
	29,074	29,029
Accumulated depreciation and amortization	(20,592)	(20,270)
Net property, plant, and equipment	8,482	8,759
Goodwill	1,318	1,318
Intangible assets, net	3,431	3,591
Other assets	107	98

Total assets	$67,080	$65,438

The accompanying notes are an integral part of these statements.

	May 31, 2006	February 28, 2006
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,353	$6,889
Accrued liabilities	3,317	2,833
Billings in excess of cost and estimated earnings on uncompleted contracts	1,155	965
Lines of credit	23,915	17,567
Notes payable to officers and directors	3,368	6,948
Current maturities of long-term debt and financing lease obligations	140	140
Total current liabilities	37,248	35,342

Long-term debt, less current maturities	802	808
Financing lease obligations, less current maturities	325	363

Convertible notes payable, net of discount of of $31 and $38	219	212
Deferred income taxes	340	560
Total liabilities	38,934	37,285

Minority Interests	123	123
Commitments and Contingencies	—	—

Shareholders’ Equity

Preferred stock, no par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value — 50,000 shares authorized; 9,648 and 9,628 issued and outstanding	7,221	7,198
Additional paid-in capital	105	92
Retained earnings	21,536	21,771
Accumulated other comprehensive income (loss)	20	(172)
Treasury stock, 86 shares at cost	(859)	(859)
Total shareholders’ equity	28,023	28,030
Total liabilities and shareholders’ equity	$67,080	$65,438

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended May 31,
	2006	2005

Net sales	$18,598	$20,442

Cost of goods sold	13,034	13,906

Gross profit	5,564	6,536

Operating expenses
Selling and delivery	1,915	1,714
General and administrative	3,551	3,568
	5,466	5,282

Operating profit	98	1,254

Other income (expense)
Interest expense	(501)	(337)
Other, net	43	63
	(458)	(274)

Income (loss) before income taxes	(360)	980

Provision for (benefit of) income taxes	(125)	374

Net income (loss)	$(235)	$606

Basic earnings (loss) per share of common stock	$(.02)	$.06

Diluted earnings (loss) per share of common stock	$(.02)	$.06

Basic weighted average shares outstanding	9,703	9,685

Diluted weighted average shares outstanding	9,921	9,928

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended May 31, 2006 (unaudited)
(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Comprehensive Loss

Balance, February 28, 2006	9,628	$7,198	$92	$21,771	$(172)	$(859)

Net loss	—	—	—	(235)	—	—	$(235)
Foreign currency translation adjustment	—	—	—	—	192	—	192
Total comprehensive loss	—	—	—	—	—	—	$(43)
Issuance of common stock under stock option plan	20	23	—	—	—	—
Share based compensation	—	—	13	—	—	—

Balance, May 31, 2006	9,648	$7,221	$105	$21,536	$20	$(859)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended May 31,
	2006	2005

Operating Activities
Net income (loss)	$(235)	$606
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	478	388
Provision for bad debts	51	93
Provision for inventory reserve	203	300
Non-cash charge for share based compensation	13	—
Deferred income taxes	(137)	131
Interest on convertible note	6	38
Changes in working capital, net of effects from acquisitions:
Accounts receivable	(361)	269
Inventories	(899)	(2,189)
Prepaid expenses and other assets	154	(478)
Accounts payable and accrued liabilities	(1,052)	(136)
Net cash used in operating activities	(1,779)	(978)

Investing Activities
Capital expenditures	(40)	(121)
Cash paid for acquisition	—	(1,377)
Net cash used in investing activities	(40)	(1,498)

Financing Activities

Proceeds from long-term debt, lines of credit and financing lease obligations	10,221	11,188

Payments on long-term debt, lines of credit and financing lease obligations	(3,916)	(7,034)
Proceeds from loans from related parties	220	—
Repayments of loans from related parties	(3,800)	(14)
Repurchase of common stock	—	(317)
Proceeds from exercise of stock options	23	—
Net cash provided by financing activities	2,748	3,823

Effect of exchange rate changes on cash	192	74

Net increase in cash	1,121	1,421

Cash, beginning of period	1,577	1,471

Cash, end of period	$2,698	$2,892

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
May 31, 2006

Note 1. — Summary of Significant Accounting Policies

As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2006, as filed with the Commission. Other than the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” as described in Note 10, there have been no material changes in accounting policy during Fiscal 2007.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 28, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Note 2. — Business Acquisition

In May 2005, the Company acquired the IDS division of Three Five Systems, Inc. Three Five Systems specializes in flat panel, touch screen and rack mount systems with custom military, industrial and commercial requirements. As part of this transaction, the Company acquired fixed assets of $74,000, inventories of $773,000, and various other assets of $530,000 in exchange for cash of $1,377,000. The other assets include product development designs and drawings and a customer list, as well as a non-compete agreement. The product development designs and drawings are being amortized over a five year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets. The IDS division has moved to new facilities and is known as Aydin North and is a part of the Company’s Pennsylvania based Aydin operations. The IDS operations of Three Five Systems, Inc. are not significant to the Company.

The aggregate purchase price has been allocated based on fair values as of the date of the completion of the acquisition as follows (in thousands):

Inventories	$773
Machinery & equipment	74
Product designs, customer lists and other assets	530
$1,377

Note 3. — Inventories

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following (in thousands):

	May 31, 2006	February 28, 2006

Raw materials	$18,229	$18,618
Work-in-process	3,749	3,772
Finished goods	17,999	16,688
	39,977	39,078
Reserves for obsolescence	(4,636)	(4,433)
	$35,341	$34,645

Note 4. — Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following:

	May 31, 2006	February 28, 2006

Costs incurred to date on uncompleted contracts	$5,396	$4,528
Estimated earnings recognized to date on these contracts	3,044	2,585
	8,440	7,113
Billings to date	(8,514)	(7,110)
Costs and estimated earnings in excess (deficit) of billings, net	$(74)	$3

Costs and estimated earnings in excess of billings	$1,081	$968
Billings in excess of costs and estimated earnings	(1,155)	(965)
	$(74)	$3

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

As of May 31, 2006 and February 28, 2006, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of May 31, 2006 and February 28, 2006, there were no progress payments that had been netted against inventory.

Note 5. — Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $160,000 and $122,000 for the three months ended May 31, 2006 and 2005, respectively.

The cost and accumulated amortization of intangible assets was as follows (in thousands).

	May 31, 2006		February 28, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer lists	$2,968	$742	$2,968	$658
Non-compete agreements	1,230	363	1,230	301
Patents	335	86	335	78
Other intangibles	119	30	119	24
	$4,652	$1,221	$4,652	$1,061

Note 6. — Long-term Debt and Financing Lease Obligations

Long-term debt and financing lease obligations consisted of the following (in thousands):

	May 31, 2006	February 28, 2006
Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.35% as of May 31, 2006); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	$535	$540

Mortgage payable to Pennsylvania Industrial Development Authority; interest rate at 4.25%; monthly principal and interest payments of $2.8 payable through October 2017; collateralized by a second priority lien on land and building of Teltron Technologies, Inc.	303	308

Other	11	14
	849	862
Financing lease obligations	418	449
	1,267	1,311
Less current maturities	(140)	(140)

	$1,127	$1,171

Note 7. — Lines of Credit

The Company maintains a $27.5 million credit facility, executed in November 2004, with a bank, collateralized by equipment, inventories and accounts receivable of the Company. The interest rate on this line is a floating LIBOR rate based on a ratio of debt to EBITDA, as defined in the loan documents. As of May 31, 2006, the outstanding balance of this line of credit was $20.4 million and the available amount for borrowing was $6.6 million, including the impact of $450,000 in outstanding letters of credit. The line of credit agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage. Additionally, the bank requires that any contemplated acquisitions be accretive. The Company was not in compliance with the consolidated Fixed Charge Coverage Ratio and the consolidated Senior Funded Debt to EBITDA ratio covenants at May 31, 2006. To provide additional flexibility in funding for working capital requirements, and to cure the covenant violations existing under this line, on June 29, 2006 the Company executed a new line of credit with a syndicate of two banks as discussed in Note 13 Subsequent Events.

Additionally, in April 2005, the Company converted a $2.8 million short term line of credit (collateralized by assets of Fox International, Inc.) with a bank to a $3.5 million line of credit with another bank. (The $2.8 million short term line of credit repaid during Fiscal 2006 replaced a term loan facility with a bank, also collateralized by assets of Fox International, Inc., executed on July 31, 2004.) As part of the new financing, the lender paid off the balance of the short term line of credit and a mortgage secured by the land and building of Fox International, Inc. The interest rate on this line is a floating LIBOR rate based on a ratio of debt to EBITDA, as defined in the loan documents. As of May 31, 2006, the outstanding balance of this line of credit was $3.5 million with no remaining borrowing availability. The line of credit agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage. Additionally, the bank requires that any contemplated acquisitions be accretive. The Company was not in compliance with the consolidated Fixed Charge Coverage Ratio and the consolidated Senior Funded Debt to EBITDA ratio covenants at May 31, 2006. To provide additional flexibility in funding for working capital requirements, and to cure the covenant violations existing under this line, on June 29, 2006 the Company executed a new line of credit with a syndicate of two banks as discussed in Note 13 Subsequent Events.

Note 8. — Segment Information

Condensed segment information is as follows (in thousands):

	Three Months Ended May 31,
	2006	2005
Net Sales
Display Segment	$13,981	$15,781
Wholesale Distribution Segment	4,617	4,661
	$18,598	$20,442

Operating profit
Display Segment	$323	$896
Wholesale Distribution Segment	(225)	358
Income from Operations	98	1,254

Interest expense	(501)	(337)
Other income, net	43	63
Income (loss) before income taxes	$(360)	$980

Note 9. — Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended May 31,
	2006	2005
Cash Paid for:
Interest	$468	$337
Income taxes, net of refunds	$27	$1,174

Non-cash Transactions:
Conversion of note payable to common stock	$—	$125

Note 10. — Shareholder’s Equity

Earnings Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all dilutive potential common shares that were outstanding during the period.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three month periods ended May 31, 2006 and 2005 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Three months ended May 31, 2006
Basic	$(235)	9,703	$(0.02)
Effect of dilution:
Convertible debt	—	—
Options	—	—
Diluted	$(235)	9,703	$(0.02)

Three months ended May 31, 2005
Basic	$606	9,685	$0.06
Effect of dilution:
Convertible debt	23	20
Options	—	223
Diluted	$629	9,928	$0.06

Stock-Based Compensation Plans

On March 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which requires employee share-based compensation to be accounted for under the fair value method and requires the use of an option pricing model for estimating the fair value of stock options at the date of grant. Previously, the Company accounted for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“Statement No. 123”), as amended. Since the exercise price of options equaled the market price of the stock on the date of grant, the stock options had no intrinsic value and, therefore, no expense was recognized for stock options by the Company prior to the beginning of Fiscal 2007.

The Company elected to adopt Statement No. 123(R) using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, prior period information presented in this Report on Form 10-Q has not been restated to reflect the fair value method of expensing stock options.

For the three month period ended May 31, 2006, the Company recognized general and administrative expense of $13,500 related to share-based compensation. After the adoption of SFAS No. 123(R), the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of May 31, 2006, total unrecognized compensation costs related to stock options granted was $247,000. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 5 years.

Prior to expiration on May 1, 2006 the Company maintained an incentive stock option plan whereby options to purchase up to 1.2 million shares could be granted to directors and key employees at a price not less than fair market value at the time the options were granted. Upon vesting, options granted are exercisable for a period not to exceed ten years. No further options may be granted pursuant to the plan after the expiration date; provided however, those options outstanding at that date will remain exercisable in accordance with their respective terms.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock. The Company calculates the historic volatility as the standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for dividends and stock splits.

No options were granted during the three month periods ended May 31, 2006 and 2005.

Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under Statement No. 123, the effect on the Company’s pro forma net income and net income per share would have been as follows (in thousands, except per share data):

Three Months Ended May 31, 2005
Net income, as reported	$606
Stock-based employee compensation expense, as reported	—
Stock-based employee compensation expense determinedunder fair value basis, net of tax	(14)
Pro forma net income	$592

Net earnings per share:
Basic — as reported	$0.06
Basic — pro forma	$0.06
Diluted — as reported	$0.06
Diluted — pro forma	$0.06

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under this program, an additional 658,618 shares remain authorized to be repurchased by the Company at May 31, 2006. As discussed in Note 13. Subsequent Events, the  Loan and Security Agreement executed by Company on June, 29, 2006 includes restrictions on investments which currently restrict further repurchases of stock under this program.

Note 11. — Comprehensive Income

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. During the three months ended May 31, 2006 and 2005, total comprehensive income (loss) was $(43,000) and $1.1 million, respectively.

Note 12. — Related Party Transactions

On February 27, 2006 the Company’s Chief Executive Officer loaned the Company $6.8 million under a note agreement providing for interest at six percent or the prime rate plus ¼ of one percent, whichever is higher, paid monthly. Principal payments are due in a series of monthly payments, with a final payment of $1.0 million due October 1, 2006. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by Bank of America. The balance outstanding under this loan agreement was $3.0 million at May 31, 2006. See related comments in Note 13. Subsequent Events.

The Company has a demand note outstanding from another officer, bearing interest at 6%. During the three months ended May 31, 2006, an additional $220,000 was advanced on this demand note, resulting in a balance outstanding of $368,000 at May 31, 2006.

Note 13. — Subsequent Events

On June 15, 2006, the Company announced that its Board of Directors had approved the sale of a majority of the net assets of the Wintron Technology division, primarily accounts receivable, inventory and property, plant and equipment, through a leveraged management buyout. The purchase agreement is being drafted for the sale which will become effective June 1, 2006, based on the closing net book value of net assets sold as of May 31, 2006. Total proceeds from the sale are expected to be approximately $380,000, and the sale at net book value will not generate a gain or loss. Net sales from the Wintron facility for the three months ended May 31, 2006 were $126,000, producing a loss before income taxes of $74,000. Fiscal 2006 net sales and loss before income taxes were $500,000 and $649,000, respectively.

On June 22, 2006, the Company announced an agreement in principle to acquire the business and assets of EDL Displays, Inc. (“EDL”) located in Dayton Ohio. The total purchase price of the assets acquired, including accounts receivable, inventory, equipment and certain intellectual property is anticipated to be approximately $1.2 million, including the assumption of approximately $0.7 million in bank loans. Upon close of the acquisition, the EDL business will be relocated and merged into the Company’s Aydin Displays operation. The purchase agreement is in final drafting, and completion of the transaction is scheduled to occur before the close of the Company’s second fiscal quarter.

On June 29, 2006, Video Display Corporation and Subsidiaries executed a Loan and Security Agreement with a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Inc., both with a maturity of 24 months. These new lines of credit replace two lines of credit outstanding with Bank of America, which were terminated in conjunction with this agreement. In addition, the agreement provides for an equipment term loan of $3.0 million with payments amortized over 60 months. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments, divestitures and certain other changes in the business. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents.

Also in conjunction with this agreement, the CEO of the Company provided a $6.0 million subordinated term note with an amortization of 15 years, and a maturity of 60 months. The interest rate on this note is equal to the prime rate plus one percent. The remaining balance of $3.0 million on the note provided to the Company by the CEO on February 27, 2006 was repaid effective with the issue of the new note.

Video Display Corporation and Subsidiaries
May 31, 2006

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company’s 2006 Annual Report to Shareholders, which included audited financial statements and notes thereto for the fiscal year ended February 28, 2006, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two segments - (1) the manufacture and distribution of monitors, projection systems and CRT displays and (2) the wholesale distribution of consumer electronic parts. The display segment is organized into four interrelated operations aggregated into one operating segment pursuant to the aggregation criteria of SFAS 131:

•                  Monitors — offers a complete range of CRT, flat panel and projection display systems for use in training and simulation, military, medical and industrial applications.

•                  Data Display — offers a complete range of CRTs for use in data display screen, including computer terminal monitors and medical monitoring equipment.

•                  Home Entertainment — offers a wide range of CRTs and projection tubes for television and home theater equipment.

•                  Components — provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.

During Fiscal 2007, management of the Company is focusing key resources on strategic efforts to dispose of unprofitable operations and seek acquisition opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. In addition, the Company plans to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management - the Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at May 31, 2006, believes its reserves to be adequate.

Interest rate exposure — The Company had outstanding bank debt in excess of $24.0 million as of May 31, 2006, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board over the past four fiscal quarters and potential continued rate hikes have negatively affected the Company’s earnings and will continue to negatively impact the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Results of Operations

The following table sets forth, for the three months ended May 31, 2006 and 2005, the percentages which selected items in the Statements of Operations bear to total sales:

	Three Months Ended May 31,
	2006	2005
Sales
Display Segment
Monitors	56.8%	56.8%
Data Display CRTs	13.6	14.4
Entertainment CRTs	4.0	5.2
Electron Guns and Components	0.8	0.8
Total Display Segment	75.2%	77.2%
Wholesale Distribution Segment	24.8	22.8
	100.0%	100.0%
Costs and expenses
Cost of goods sold	70.1%	68.0%
Selling and delivery	10.3	8.4
General and administrative	19.1	17.5
	99.5%	93.9%

Income from Operations	0.5%	6.1%

Interest expense	(2.7)%	(1.6)%
Other income, net	0.2	0.3
Income (loss) before income taxes	(2.0)%	4.8%
Benefit (Provision) for income taxes	0.7	(1.8)
Net Income (loss)	1.3%	3.0%

Net sales

Consolidated net sales decreased $1.8 million for the three months ended May 31, 2006 compared to the three months ended May 31, 2005. Display segment sales decreased $1.8 million for the three-month comparative period and sales within the Wholesale Distribution segment were flat for the three-month comparative period.

The net decrease in Display Segment sales for the three months ended May 31, 2006 is primarily attributed to declines in Monitor and Data Display CRT revenues, as compared to the same period ended May 31, 2005. The Monitor revenues declined $1.1 million over the three-month period primarily due to the fulfillment of a military contract for replacement CRTs early in fiscal 2006, which has not been renewed. The Data Display CRT revenues declined $0.4 million over the three-month period primarily due to reduced shipments of lower priced replacement CRTs compared to the prior year period. Entertainment CRTs revenues declined $0.3 million over the comparable three-month period. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Growth in this division will be negatively impacted by the decreasing number of extended warranties sold for the larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.

Electron Gun and Components revenues remained flat over the comparable three-month period. Electron Gun and Components revenues have generally declined in recent years due to weaker demand for electron gun and stem sales. Electron gun sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers. These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets.

Wholesale Distribution segment net sales were flat for the three-month period ended May 31, 2006 compared to the same period a year ago. The Wholesale Distribution segment operates a call center which acts as a consumer and dealer support center for both in-warranty and out-of-warranty household products, appliances, parts and accessories for Black & Decker, Delonghi, Norelco, Coby and various other manufacturers. This call center also acts as a technical support center for these same manufacturers.
Gross margins

Consolidated gross margins decreased from 32.0% for the three months ended May 31, 2005 to 29.9% for the three months ended May 31, 2006.

Display segment margins decreased from 20.1% to 18.0% for the comparative three month period. Gross margins within the Monitor division increased to 15.5% for the three months ended May 31, 2006 from 14.5% for the three months ended May 31, 2005. This increase is primarily attributable to the impact of certain relocation and integration costs in Fiscal 2005, partially offset by higher than expected design costs on certain flat panel products during the three months ended May 31, 2006. Data display gross margins decreased from 2.3% for the three months ended May 31, 2005 to 0.5% for the three months ended May 31, 2006, due to the impact of the reduced sales volume and inventory adjustments during the three months ended May 31, 2006. Gross margins in home entertainment CRTs decreased from 2.9% for the three months ended May 31, 2005 to 1.9% for the three months ended May 31, 2006, due to the impact of the reduced sales volume. Gross margins from component parts sold also decreased from 0.3% for the three months ended May 31, 2005 to 0.2% for the three months ended May 31, 2006.

The Wholesale Distribution segment gross margins remained flat at 11.9% for the three months ended May 31, 2006 as compared to the three months ended May 31, 2005. Expenses for the call center are classified as operating expenses.

Operating expenses

Operating expenses as a percentage of sales increased from 25.8% for the three months ended May 31, 2005 to 29.4% for the three months ended May 31, 2006.

Display segment operating expenses decreased $0.2 million for the three month period as compared to the comparable prior year period. Management attributes the majority of this decrease to certain corporate expenses, such as reduced professional fees.

Wholesale Distribution segment operating expenses increased $0.4 million compared to the three month period a year ago, primarily due to additional expenses associated with the call center which was expanded during the second half of Fiscal 2006. These expenses (primarily payroll and telephone) are classified in general and administrative expense in the consolidated financial statements.

Interest expense

Interest expense increased $0.2 million for the three months ended May 31, 2006 as compared to the same period a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.  These increases in interest expense reflect higher average borrowings outstanding and higher market interest rates in effect during the comparable periods.

Income taxes

The effective tax rate for the three months ended May 31, 2006 and May 31, 2005 was (34.7%) and 38.2%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Foreign currency translation

Gains or losses resulting from the transactions with the Company’s UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity. There were no significant gains or losses recognized in either period related to the UK subsidiary.

Liquidity and Capital Resources

As of May 31, 2006, the Company had total cash of $2.7 million. The Company’s working capital was $16.5 million and $16.4 million at May 31, 2006 and February 28, 2006, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions and dividends.

The Company specializes in certain products representing trailing-edge technology that may not be available from other sources, and may not be currently manufactured. In many instances, the Company’s products are components of larger display systems for which immediate availability is critical for the customer. Accordingly, the Company enjoys higher gross margins on certain products, but typically has larger investments in inventories than those of its competitors.

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

Cash used in operations for the three months ended May 31, 2006 was $1.8 million as compared to cash used of $1.0 million for the three months ended May 31, 2005. This net increase in cash used is primarily the result of an increase in accounts receivable of $0.4 million, an increase in inventory of $0.9 million, and a decrease in accounts payable and accrued expenses of $1.1 million, in addition to the impact of the reduced net income of the comparable periods. The increase in accounts receivable reflects normal variations in the timing of invoicing and account collection. The increase in inventory is primarily due to an increase in certain inventory in the Monitor operations, in anticipation of shipments during the three month periods ended August 31, 2006 and November 30, 2006. The decrease in account payable and accrued expenses is attributable to normal fluctuations in the timing of purchases and the processing of invoices for payment.

Investing activities used cash of $40,000 related to the purchase of various equipment items during the three months ended May 31, 2006, compared to cash used of $1.5 million during the three months ended May 31, 2005. This decrease primarily reflects cash of approximately $1.4 million used to acquire the IDS division of Three Five Systems, Inc. in May 2005.

Financing activities provided cash of $2.8 million for the three months ended May 31, 2006, compared to cash provided of $3.8 million for the three months ended May 31, 2005, reflecting a $2.1 million net increase in advances under outstanding lines of credit and a $3.8 million repayment of an advance from the Company’s Chief Executive Officer at the end of Fiscal 2006.

The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.

The Company was not in compliance with the consolidated Fixed Charge Coverage Ratio and the consolidated Senior Funded Debt to EBITDA ratio covenant under the Line of Credit agreements at May 31, 2006. To provide additional flexibility in funding for working capital requirements, and to cure the covenant violations existing under these lines, on June 29, 2006 the Company executed a new Loan and Security Agreement with a syndicate of two banks as discussed in this Item 2 under the caption Subsequent Events.

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under this program, an additional 658,618 shares remain authorized to be repurchased by the Company at May 31, 2006. As discussed in this Item 2 under the caption Subsequent Events, the Loan and Security Agreement executed by Company on June, 29, 2006 includes restrictions on investments which currently restrict further repurchases of stock under this program.

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

Forward-Looking Information and Risk Factors

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report of Form 10-K for the year ended February 28, 2006 could cause actual results to differ materially.

Subsequent Events

On June 15, 2006, the Company announced that its Board of Directors had approved the sale of a majority of the net assets of the Wintron Technology division, primarily accounts receivable, inventory and property, plant and equipment, through a leveraged management buyout. The purchase agreement is being drafted for the sale which will become effective June 1, 2006, based on the closing net book value of net assets sold as of May 31, 2006. Total proceeds from the sale are expected to be approximately $380,000, and the sale at net book value will not generate a gain or loss. Net sales from the Wintron facility for the three months ended May 31, 2006 were $126,000, producing a loss before income taxes of $74,000. Fiscal 2006 net sales and loss before income taxes were $500,000 and $649,000, respectively.

On June 22, 2006, the Company announced an agreement in principle to acquire the business and assets of EDL Displays, Inc. (“EDL”) located in Dayton Ohio. The total purchase price of the assets acquired, including accounts receivable, inventory, equipment and certain intellectual property is anticipated to be approximately $1.2 million, including the assumption of approximately $0.7 million in bank loans. Upon close of the acquisition, the EDL business will be relocated and merged into the Company’s Aydin Displays operation. The purchase agreement is in final drafting, and completion of the transaction is scheduled to occur before the close of the Company’s second fiscal quarter.

On June 29, 2006, Video Display Corporation and Subsidiaries executed a Loan and Security Agreement with a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Inc., both with a maturity of 24 months. These new lines of credit replace two lines of credit outstanding with Bank of America, which were terminated in conjunction with this agreement. In addition, the agreement provides for an equipment term loan of $3.0 million with payments amortized over 60 months. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments, divestitures and certain other changes in the business. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents.

Also in conjunction with this agreement, the CEO of the Company provided a $6.0 million subordinated term note with an amortization of 15 years, and a maturity of 60 months. The interest rate on this note is equal to the prime rate plus one percent. The remaining balance of $3.0 million on the note provided to the Company by the CEO on February 27, 2006 was repaid effective with the issue of the new note.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $24.5 million of outstanding debt at May 31, 2006 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.3 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at May 31, 2006. The Company does not trade in derivative financial instruments.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2006. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2006.

Changes in Internal Controls

During the three months ended May 31, 2006, the Company initiated changes in its internal control over financial reporting to address material weaknesses discussed in the 2006 Annual Report on Form 10-K. Subsequent to the end of the fiscal year, the Company hired replacement financial reporting personnel with the requisite skills, who are being trained in the Company’s reporting procedures and controls. The monthly, quarterly and annual closing processes are being documented and the participating members of the financial staff are being cross-trained on upgraded procedures. Management believes that these training procedures and the replacement of financial reporting personnel will ensure that the disclosed material weaknesses will not have a material effect on financial reporting in current and future periods.

There have not been any other changes in the our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings

No new material legal proceedings or material changes in existing litigation occurred during the quarter ended May 31, 2006.

Item 1A.	Risk Factors

Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

The Company was not in compliance with the consolidated Fixed Charge Coverage Ratio and the consolidated Senior Funded Debt to EBITDA ratio covenant under the Line of Credit agreements at May 31, 2006. To provide additional flexibility in funding for working capital requirements, and to cure the covenant violations existing under these lines, on June 29, 2006 the Company executed a new Loan and Security Agreement with a syndicate of two banks as discussed in Part II, Item 2 under the caption Subsequent Events.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).
3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).
10(d)	$27,500,000 promissory note dated November 10, 2004 between the Company and Bank of America (holder) (incorporated by reference to Exhibit 10(d) to the Company’s 2005 Annual Report on Form 10-K).
10(e)	$6,800,000 term note dated February 27, 2006 between the Company and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(e) to the Company’s 2006 Annual Report on Form 10-K) .
10(h)

Loan and Security Agreement and related documents, dated June 14, 2006, among Video Display Corporation and Subsidiaries and RBC Centura Bank and Regions Bank as lenders and RBC Centura Bank as collateral agent (incorporated by reference to Exhibit 10(h) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10(i)

$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

July 14, 2006	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 14, 2006	By:	/s/ Michael D. Boyd
Michael D. Boyd
Chief Financial Officer