Form 10-Q
period 2006-08-31
VIDEO DISPLAY CORP
filed 2006-10-13
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2006.

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

As of October 6, 2006, the registrant had 9,686,000 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1. FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	August 31,	February 28,
	2006	2006
	(unaudited)
Assets
Current Assets
Cash	$1,235	$1,577
Accounts receivable, less allowance for possible losses of $483 and $381	9,969	9,483
Inventories, net	33,520	34,645
Cost and estimated earnings in excess of billings on uncompleted contracts	1,769	968
Deferred income taxes	3,343	3,279
Prepaid expenses and other	1,378	1,720
Total current assets	51,214	51,672

Property, plant and equipment:
Land	585	605
Buildings	8,291	8,454
Machinery and equipment	20,002	19,970
	28,878	29,029
Accumulated depreciation and amortization	(20,606)	(20,270)
Net property, plant, and equipment	8,272	8,759

Goodwill	1,343	1,318
Intangible assets, net	4,009	3,591
Other assets	581	98

Total assets	$65,419	$65,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

	August 31,	February 28,
	2006	2006
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,152	$6,889
Accrued liabilities	3,041	2,833
Billings in excess of cost and estimated earnings on uncompleted contracts	1,802	965
Lines of credit	—	17,567
Notes payable to officers and directors	402	6,948
Current maturities of long-term debt and financing lease obligations	755	140
Total current liabilities	10,152	35,342

Lines of credit	16,049	—
Long-term debt, less current maturities	3,492	808
Financing lease obligations, less current maturities	306	363
Notes payable to officers and directors, less current maturities	5,900	—
Convertible notes payable, net of discount of of $25 and $38	225	212
Deferred income taxes	415	560
Total liabilities	36,539	37,285

Minority Interests	123	123
Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,683 and 9,628 issued and outstanding	7,252	7,198
Additional paid-in capital	118	92
Retained earnings	21,903	21,771
Accumulated other comprehensive income (loss)	75	(172)
Treasury stock, 59 shares at cost	(591)	(859)
Total shareholders’ equity	28,757	28,030
Total liabilities and shareholders’ equity	$65,419	$65,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005

Net sales	$19,832	$23,332	$38,430	$43,774

Cost of goods sold	13,022	15,728	26,056	29,634

Gross profit	6,810	7,604	12,374	14,140

Operating expenses
Selling and delivery	1,905	1,883	3,820	3,597
General and administrative	3,629	3,603	7,180	7,172
	5,534	5,486	11,000	10,769

Operating profit	1,276	2,118	1,374	3,371

Other income (expense)
Interest expense	(622)	(338)	(1,123)	(675)
Other, net	6	16	49	80
	(616)	(322)	(1,074)	(595)

Income before income taxes	660	1,796	300	2,776

Income tax expense	275	680	150	1,054

Net income	$385	$1,116	$150	$1,722

Basic earnings per share of common stock	$.04	$.12	$.02	$.18

Diluted earnings per share of common stock	$.04	$.11	$.02	$.17

Basic weighted average shares outstanding	9,673	9,690	9,657	9,696

Diluted weighted average shares outstanding	9,907	9,925	9,894	9,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the Six Months Ended August 31, 2006 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Comprehensive Income

Balance, February 28, 2006	9,628	$7,198	$92	$21,771	$(172)	$(859)

Net income	—	—	—	150	—	—	$150
Foreign currency translation adjustment	—	—	—	—	247	—	247
Total comprehensive income	—	—	—	—	—	—	$397
Issuance of common stock under stock option plan	28	54	—	—	—	—
Issuance of common stock from treasury	27	—	—	(18)	—	268
Share based compensation	—	—	26	—	—	—

Balance, August 31, 2006	9,683	$7,252	$118	$21,903	$75	$(591)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2006	2005

Operating Activities
Net income	$150	$1,722
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,042	840
Provision for bad debts	116	111
Provision for inventory reserve	711	694
Non-cash charge for share based compensation	26	—
Deferred income taxes	(209)	(237)
Interest on convertible note	13	—
Changes in working capital, net of effects from acquisitions:
Accounts receivable	(483)	(2,823)
Inventories	855	(2,381)
Prepaid expenses and other assets	(215)	161
Accounts payable and accrued liabilities	(2,538)	1,000
Net cash used in operating activities	(532)	(913)

Investing Activities
Capital expenditures	(113)	(595)
Cash paid for acquisition	(550)	(1,377)
Proceeds from the sale of property, plant and equipment	151	—
Net cash used in investing activities	(512)	(1,972)

Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	38,376	17,190
Payments on long-term debt, lines of credit and financing lease obligations	(37,330)	(14,444)
Proceeds from loans from related parties	3,220	1,000
Repayments of loans from related parties	(3,865)	(24)
Repurchase of common stock	—	(317)
Proceeds from exercise of stock options	54	22
Net cash provided by financing activities	455	3,427

Effect of exchange rate changes on cash	247	172

Net increase (decrease) in cash	(342)	714

Cash, beginning of period	1,577	1,471

Cash, end of period	$1,235	$2,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

Video Display Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

August 31, 2006

Note 1. – Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries (“the Company”) after elimination of all significant intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

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

The financial information included in this report has been prepared by the Company, without audit.  In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods.  Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year.  The February 28, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company has a subsidiary in the United Kingdom (“U.K.”), which uses the British pound as its functional currency. Assets and liabilities of this foreign subsidiary are translated using the exchange rate in effect at the end of the period.  Revenues and expenses are translated using the average of the exchange rates in effect during the period.  Translation adjustments and transaction gains and losses related to long-term intercompany transactions are accumulated as a separate component of shareholders’ equity.

Note 2. – New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting Interpretation No. 48 is to record an adjustment to opening retained earnings in the year of adoption and should be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of Interpretation No. 48. Management is in the process of evaluating the provisions of the interpretation, but does not anticipate that the adoption of this interpretation will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement No.”) 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. Management does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Statement No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal years ending after December 15, 2006. The Company does not currently provide defined benefit pension or other postretirement plans, therefore management has determined that the adoption of this interpretation will not have an impact on the Company’s consolidated financial statements.

Note 3. – Business Acquisitions

In August 2006, the Company acquired certain assets of Hobson Bros. Inc. of Chicago for the production of various molded plastic and rubber parts, wire assemblies and stamped metal parts used primarily in the display industry. The fair value of these assets, including inventories of $30,000, equipment of $168,000 and product development designs and drawings of $50,000, were acquired in exchange for 26,830 shares of the Company’s common stock held as treasury shares. The market value of shares issued was $9.32 at the date of close for a total acquisition cost of $250,000. The product development designs and drawings are being amortized over a five year period. These assets will be integrated into the Company’s Tucker Georgia facilities.

On June 22, 2006, the Company acquired the business and assets of EDL Displays, Inc. (“EDL”) located in Dayton Ohio. EDL is noted for its specialized, large-size, ruggedized, high-resolution displays with application in air traffic control, shipboard navigation, simulation, homeland security, and command and control. The assets acquired in this transaction have been recorded based on their fair value at the date of acquisition and include accounts receivable of $120,000, inventories of $400,000, equipment of $50,000 and certain intellectual property and customer lists of $658,000. Total consideration for the assets acquired included a cash payment of $550,000 and the assumption of a $678,000 bank loan. The purchase agreement provides for an adjustment to the purchase price based on final collection of accounts receivable and evaluation of the market value of purchased inventories. The intellectual property, including product development designs and drawings are being amortized over a five year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets. The EDL business will be relocated and merged into the Company’s Pennsylvania based Aydin Displays operation.

In May 2005, the Company acquired the IDS division of Three Five Systems, Inc.  Three Five Systems specializes in flat panel, touch screen and rack mount systems with custom military, industrial and commercial requirements.  As part of this transaction, the Company acquired fixed assets of $74,000, inventories of $773,000, and various other assets of $530,000 in exchange for cash of $1,377,000.  The other assets include product development designs and drawings and a customer list, as well as a non-compete agreement.  The product development designs and drawings are being amortized over a five year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets.  The IDS division is a part of the Company’s Aydin operations.  The IDS operations of Three Five Systems, Inc. are not significant to the Company.

The aggregate purchase price has been allocated based on fair values as of the date of the completion of the acquisition as follows (in thousands):

Inventories	$773
Machinery & equipment	74
Product designs, customer lists and other assets	530
$1,377

Note 4. - Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	August 31,	February 28,
	2006	2006

Raw materials	$17,715	$18,618
Work-in-process	3,881	3,772
Finished goods	16,760	16,688
	38,356	39,078
Reserves for obsolescence	(4,836)	(4,433)
	$33,520	$34,645

Note 5. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following (in thousands):

	August 31,	February 28,
	2006	2006

Costs incurred to date on uncompleted contracts	$6,503	$4,528
Estimated earnings recognized to date on these contracts	4,127	2,585
	10,630	7,113
Billings to date	(10,663)	(7,110)
Costs and estimated earnings in excess (deficit) of billings, net	$(33)	$3

Costs and estimated earnings in excess of billings	$1,769	$968
Billings in excess of costs and estimated earnings	(1,802)	(965)
	$(33)	$3

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

Changes in job performance, manufacturing efficiency, final contract settlements and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The effect of changes in the estimated profitability of contracts for the six month period ended August 31, 2006, was to increase net earnings by approximately $0.3 million above the amounts which would have been reported had the preceding year contract profitability estimates been used.

As of August 31, 2006 and February 28, 2006, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts.  Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values.  As of August 31, 2006 and February 28, 2006, there were no progress payments that had been netted against inventory.

Note 6. – Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets.  Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years.  Amortization expense related to intangible assets was $374,000 and $287,000 for the six months ended August 31, 2006 and 2005, respectively.

The cost and accumulated amortization of intangible assets was as follows (in thousands).

	August 31, 2006		February 28, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer lists	$3,386	$841	$2,968	$658
Non-compete agreements	1,245	426	1,230	301
Patents	665	100	335	78
Other intangibles	148	68	119	24
	$5,444	$1,435	$4,652	$1,061

Note 7. – Long-term Debt and Financing Lease Obligations

Long-term debt and financing lease obligations consisted of the following (in thousands):

	August 31,	February 28,
	2006	2006
Note payable to bank syndicate (RBC Centura and Regions Bank); interest rate at LIBOR plus applicable margin as defined per the loan agreement, (7.50% combined rate as of August 31, 2006); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company.	$2,950	$—

Note payable to bank; interest at the Prime Rate plus 0.50%, (8.25% as of August 31, 2006); monthly principal and interest payments of $11, payable through February 2013 at current interest rates; collateralized by all assets acquired from EDL Displays, Inc.	653	—

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.35% as of August 31, 2006); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	530	540

Mortgage payable to Pennsylvania Industrial Development Authority; interest rate at 4.25%; monthly principal and interest payments of $2.8 payable through October 2017; collateralized by a second priority lien on land and building of Teltron Technologies, Inc.	—	308

Other	21	14
	4,154	862
Financing lease obligations	399	449
	4,553	1,311
Less current maturities	(755)	(140)

	$3,798	$1,171

Note 8. - Lines of Credit

On June 29, 2006, Video Display Corporation and Subsidiaries executed a Loan and Security Agreement with a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Inc., both with a maturity of 24 months. As of August 31, 2006, the outstanding balances of these lines of credit were $12.5 million and $3.5 million, respectively. The available amounts for borrowing were $4.5 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. These new lines of credit replaced two lines of credit outstanding with Bank of America, which were terminated in conjunction with this agreement. At the date of termination, the Company was not in compliance with the consolidated Fixed Charge Coverage Ratio and the consolidated Senior Funded Debt to EBITDA ratio covenants as defined by the Bank of America credit line agreements. In conjunction with Loan and Security Agreement, the syndicate also executed a $3.0 million term note with the Company, and the CEO of the Company provided a $6.0 million subordinated term note to the Company.

Prior to its replacement discussed above, the Company maintained a $27.5 million credit facility, executed in November 2004, with a bank, collateralized by equipment, inventories and accounts receivable of the Company.  The interest rate on this line was a floating LIBOR rate based on a ratio of debt to EBITDA, as defined in the loan documents.  The line of credit agreement contained covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage.  Additionally, the bank required that any contemplated acquisitions be accretive.

The new $3.5 million line of credit to Fox International, Inc. discussed above, replaced a line of credit in the same amount with another bank which had been outstanding since April 2005. At that time, the Company repaid a $2.8 million short term line of credit (collateralized by assets of Fox International, Inc.) with a bank plus the balance of a mortgage secured by the land and building of Fox International, Inc.  The interest rate on this line was a floating LIBOR rate based on a ratio of debt to EBITDA, as defined in the loan documents.  The line of credit agreement contained covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage.  Additionally, the bank required that any contemplated acquisitions be accretive.

Note 9. – Segment Information

Condensed segment information is as follows (in thousands):

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2006	2005	2006	2005

Net Sales
Display Segment	$13,838	$18,321	$27,819	$34,102
Wholesale Distribution Segment	5,994	5,011	10,611	9,672
	$19,832	$23,332	$38,430	$43,774

Operating profit
Display Segment	$993	$1,967	$1,316	$2,862
Wholesale Distribution Segment	283	151	58	509
Income from Operations	1,276	2,118	1,374	3,371

Interest expense	(622)	(338)	(1,123)	(675)
Other income, net	6	16	49	80
Income before income taxes	$660	$1,796	$300	$2,776

Note 10. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months
	Ended August 31,
	2006	2005
Cash Paid for:
Interest	$1,033	$631
Income taxes, net of refunds	$58	$1,152

Non-cash Transactions:
Assets acquired in exchange for assumption of debt	$678	$—
Assets acquired in exchange for common stock	$250	$—
Conversion of note payable to common stock	$—	$125

Note 11. – Shareholder’s Equity

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  Shares issued during the period are weighted for the portion of the period that they were outstanding.  Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended August 31, 2006 and 2005 (in thousands, except per share data):

		Weighted
		Average
		Common Shares	Earnings Per
	Net Income	Outstanding	Share
Three months ended August 31, 2006
Basic	$385	9,673	$0.04
Effect of dilution:
Options	—	234
Diluted	$385	9,907	$0.04

Three months ended August 31, 2005
Basic	$1,116	9,690	$0.12
Effect of dilution:
Options	—	235
Diluted	$1,116	9,925	$0.11

Six months ended August 31, 2006
Basic	$150	9,657	$0.02
Effect of dilution:
Options	—	237
Diluted	$150	9,894	$0.02

Six months ended August 31, 2005
Basic	$1,722	9,696	$0.18
Effect of dilution:
Options	—	218
Diluted	$1,722	9,914	$0.17

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

For the three and six month periods ended August 31, 2006, the Company recognized general and administrative expense of $13,500 and $26,000, related to share-based compensation. After the adoption of SFAS No. 123(R), the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of August 31, 2006, total unrecognized compensation costs related to stock options granted was $221,000. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 5 years.

Upon recommendation of the Board of Directors of the Company, on August 25, 2006, the Shareholders of the Company approved the Video Display Corporation 2006 Stock Incentive Plan (“Plan”), whereby options to purchase up to 500,000 shares of the Company’s common stock may be granted and up to 100,000 restricted common stock shares may be awarded. Options may not be granted at a price less than the fair market value, determined on the day the options are granted. Options granted to a participant who is the owner of ten percent or more of the common stock of the Company may not be granted at a price less than 110% of the fair market value, determined on the day the options are granted. The exercise price of each option granted is fixed and may not be re-priced. The life of each option granted is determined by the plan administrator, but may not exceed the lesser of five years from the date the participant has the vested right to exercise the option, or seven years from the date of the grant. The life of an option granted to a participant who is the owner of ten percent or more of the common stock of the Company may not exceed five years from the date of grant. All full-time or part-time employees, and Directors of the Company, are eligible for participation in the Plan. In addition, any consultant or advisor who renders bona fide services to the Company, other than in connection with the offer or sale of securities in a capital-raising transaction, is eligible for participation in the plan. The plan administrator is appointed by the Board of Directors of the Company, and must include two or more outside, independent Directors of the Company. The plan may be terminated by action of the Board of Directors, but in any event will terminate on the tenth anniversary of its effective date.

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

No options were granted during the six month period ended August 31, 2006.

Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under Statement No. 123, the effect on the Company’s pro forma net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended August 31,	Ended August 31,
	2005	2005
Net income, as reported	$1,116	$1,722
Stock-based employee compensation expense, as reported	—	—
Stock-based employee compensation expense determined under fair value basis, net of tax	(8)	(15)
Pro forma net income	$1,108	$1,707

Net earnings per share:
Basic – as reported	$0.12	$0.18
Basic – pro forma	$0.12	$0.18
Diluted – as reported	$0.11	$0.17
Diluted – pro forma	$0.11	$0.17

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market.  On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under this program, an additional 658,618 shares remain authorized to be repurchased by the Company at August 31, 2006. As discussed in Note 8. Lines of Credit, the Loan and Security Agreement executed by Company on June, 29, 2006 includes restrictions on investments which currently restrict further repurchases of stock under this program.

Note 12. – Comprehensive Income

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” establishes standards for reporting and presentation of non-owner changes in shareholders’ equity.  For the Company, total non-owner changes in shareholders’ equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity.  During the six months ended August 31, 2006 and 2005, total comprehensive income was $397,000 and $1.2 million, respectively.

Note 13. – Related Party Transactions

In conjunction with an agreement involving re-financing of the Company’s lines of credit, on June 29, 2006 the Company’s Chief Executive Officer provided a $6.0 million subordinated term note to the Company with an amortization of 15 years, and a maturity of 60 months. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Centura and Regions Bank. The balance outstanding under this loan agreement was approximately $6.0 million at August 31, 2006.

On February 27, 2006 the Company’s Chief Executive Officer loaned the Company $6.8 million under a note agreement which provided for interest at six percent or the prime rate plus ¼ of one percent, whichever was higher, paid monthly. Principal payments were due in a series of monthly payments, with a final payment of $1.0 million due October 1, 2006. The balance outstanding under this loan agreement was $3.0 million at June 29, 2006 when the balance was re-paid in conjunction with the note agreement discussed above.

The Company has a demand note outstanding from another officer, bearing interest at 8%. During the six months ended August 31, 2006, an additional $220,000 was advanced on this demand note and $35,000 was repaid, resulting in a balance outstanding of $335,000 at August 31, 2006.

Note 14. – Disposal of Assets

Effective May 31, 2006, the Company sold the net assets of the Wintron Technology division, primarily accounts receivable, inventory and property, plant and equipment, through a leveraged buyout to a group, including managers and shareholders of the Company. Total proceeds from the sale at book value were approximately $354,000, resulting in no gain or loss. Net sales from the Wintron facility for the three months ended May 31, 2006 were $126,000, producing a loss before income taxes of $101,000. Fiscal 2006 net sales and loss before income taxes were $500,000 and $649,000, respectively.

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

Overview

The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions.  The Company is comprised of two segments - (1) the manufacture and distribution of monitors, projection systems and CRT displays and (2) the wholesale distribution of consumer electronic parts. The display segment is organized into four interrelated operations aggregated into one operating segment pursuant to the aggregation criteria of SFAS 131:

•                  Monitors – offers a complete range of CRT, flat panel and projection display systems for use in training and simulation, military, medical and industrial applications.

•                  Data Display – offers a complete range of CRTs for use in data display screen, including computer terminal monitors and medical monitoring equipment.

•                  Home Entertainment – offers a wide range of CRTs and projection tubes for television and home theater equipment.

•                  Components – provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.

During Fiscal 2007, management of the Company is focusing key resources on strategic efforts to dispose of unprofitable operations while seeking acquisition opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. In addition, the Company plans to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management - the Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply.  The Company’s inventory turnover averages over 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations.  This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors.  Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at August 31, 2006, believes its reserves to be adequate.

Interest rate exposure – The Company had outstanding debt in excess of $25.0 million as of August 31, 2006, all of which is subject to interest rate fluctuations by the Company’s lenders.  Higher rates applied by the Federal Reserve Board over the past four fiscal quarters and potential continued rate hikes have negatively affected the Company’s earnings and will continue to negatively impact the Company’s earnings.  It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Results of Operations

The following table sets forth, for the three and six months ended August 31, 2006 and 2005, the percentages which selected items in the Statements of Operations bear to total sales:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2006	2005	2006	2005
Sales
Display Segment
Monitors	56.2%	62.7%	56.4%	59.9%
Data Display CRTs	10.5	10.7	12.0	12.4
Entertainment CRTs	2.8	4.0	3.4	4.6
Electron Guns and Components	0.3	1.1	0.6	0.9
Total Display Segment	69.8%	78.5%	72.4%	77.9%
Wholesale Distribution Segment	30.2	21.5	27.6	22.1
	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	65.7%	67.4%	67.8%	67.7%
Selling and delivery	9.6	8.1	9.9	8.2
General and administrative	18.3	15.4	18.7	16.4
	93.6%	90.9%	96.4%	92.3%

Income from Operations	6.4%	9.1%	3.6%	7.7%

Interest expense	(3.1)%	(1.4)%	(2.9)%	(1.5)%
Other income, net	0.0	0.1	0.1	0.2
Income before income taxes	3.3%	7.8%	0.8%	6.4%
Provision for income taxes	1.4	2.9	0.4	2.4
Net Income	1.9%	4.9%	0.4%	4.0%

Net sales

Consolidated net sales decreased $3.5 million for the three months ended August 31, 2006 and decreased $5.3 million for the six months ended August 31, 2006, as compared to the same periods ended August 31, 2005. Display segment sales decreased $4.5 million for the three-month comparative period and decreased $6.3 million for the six-month comparative period. Sales within the Wholesale Distribution segment increased $1.0 million for the three-month comparative period and increased $0.9 million for the six-month comparative period.

The net decrease in Display Segment sales for the three months ended August 31, 2006 is primarily attributed to declines in Monitor revenues, as compared to the same period ended August 31, 2005.  The Monitor revenues declined $3.5 million over the three-month period primarily due to the fulfillment of a military contract for replacement CRTs early in fiscal 2006, which has not been renewed, and reduced demand for new flight training systems for the commercial airline industry. The Data Display CRT revenues declined $0.4 million over the three-month period primarily due to reduced shipments of lower priced replacement CRTs compared to the prior year period. Continuing recent historical trends, Entertainment CRTs and Electron Gun and Components revenues declined $0.4 million and $0.2 million, respectively over the comparable three-month period.

The net decrease in Display Segment sales for the six months ended August 31, 2006 is primarily attributed to declines in Monitor, Data Display CRT and Entertainment CRT revenues, as compared to the same period ended August 31, 2005.  The Monitor revenues declined $4.5 million over the six-month period primarily due to the fulfillment of a military contract for replacement CRTs early in fiscal 2006, which has not been renewed, and reduced demand for new flight training systems for the commercial airline industry. The Data Display CRT revenues declined $0.8 million over the six-month period primarily due to reduced shipments of lower priced replacement CRTs compared to the prior year period. Entertainment CRT revenues declined $0.7 million over the comparable six-month period. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties.  Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years.  The Company remains the primary supplier of product to meet manufacturers’ standard warranties.  Future revenue trends in this division will be negatively impacted by the decreasing number of extended warranties sold for larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.

Electron Gun and Components revenues declined $0.2 million over the comparable three-month and six-month periods. Electron Gun and Components revenues have generally declined in recent years due to weaker demand for electron gun and stem sales.  Electron gun sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers.  These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets.

Wholesale Distribution segment net sales increased $1.0 million for the three-month period ended August 31, 2006  and increased $0.9 million for the six-month ended August 1, 2006, compared to the same period a year ago. This growth is attributed to an expansion of the call center late in fiscal 2006, which acts as a consumer and dealer support center for both in-warranty and out-of-warranty household products, appliances, parts and accessories for Black & Decker, Delonghi, Norelco, Coby and various other manufacturers.  This call center also acts as a technical support center for these same manufacturers.
Gross margins

Consolidated gross margins increased from 32.6% for the three months ended August 31, 2005 to 34.3% for the three months ended August 31, 2006.  For the six months ended August 31, 2006, consolidated gross margins decreased slightly to 32.2% from 32.3% for the comparable prior year period.

Display segment margins increased from 27.1% to 28.4% for the comparative three-month period and declined slightly from 26.6% to 26.2% for the comparative six-month period. Gross margins within the Monitor division increased to 29.7% for the three months ended August 31, 2006 compared to 26.8% for the same period a year ago and increased to 28.5% from 26.2% for the six months ended August 31, 2006 compared to the prior year.  This increase is primarily attributable to continued streamlining of operational facilities and cost reduction efforts as well as the one time impact of certain relocation and integration costs incurred in Fiscal 2005. Data display gross margins increased to 34.4% for the three months ended August 31, 2006 compared to 25.6% for the same period a year ago and decreased from 20.5% to

17.5% for the six months ended August 31, 2006 compared to the prior year. Margins for the three months ended August 31, 2006 were improved by the impact of cost reduction efforts in the Company’s UK operations and favorable trends in exchange rates over the period. The margin decline for the six months ended August 31, 2006 primarily reflects the impact of reduced sales volume from the Company’s Tucker Georgia operations.  Gross margins in home entertainment CRTs decreased from 29.2% for the three months ended August 31, 2005 to 3.4% for the three months ended August 31, 2006 and decreased from 43.4% for the six months ended August 31, 2005 to 27.9% for the six months ended August 31, 2006, due to the impact of the reduced sales volume.  Gross margins from component parts sold also decreased from 52.4% for the three months ended August 31, 2005 to (151.5%) for the three months ended August 31, 2006 and decreased from 48.5% for the six months ended August 31, 2005 to (32.9%) for the six months ended August 31, 2006, due to the impact of the reduced sales volume.

The Wholesale Distribution segment gross margins decreased from 52.7% to 48.0% for the comparative three-month period and declined from 52.5% to 48.0% for the comparative six-month period, primarily due to the impact of increased sales volume of lower margin call center “service sales” for the three and six months ended August 31, 2006. Expenses for the call center are classified as operating expenses.

Operating expenses

Operating expenses as a percentage of sales increased from 23.5% to 27.9% for the three months ended August 31, 2006 compared to the three months ended August 31, 2005 and increased from 24.6% to 28.6% for the six-month comparative period, primarily reflecting the impact of reduced sales volume.

Display segment operating expenses decreased $0.1 million for the three-month period ended August 31, 2006, and decreased $0.2 million for the six-month period ended August 31, 2006, as compared to the comparable prior year periods.  These reductions expenses are primarily due to decreases in corporate legal and professional fees.

Wholesale Distribution segment operating expenses increased $0.1 million and $0.4 million for the three-month and six-month periods ended August 31, 2006, compared to the comparable periods a year ago, primarily due to additional expenses associated with the call center which was expanded late in fiscal 2006.  These expenses (primarily payroll) are classified in general and administrative expense in the consolidated financial statements.

Interest expense

Interest expense increased $0.3 million and $0.4 million for the three and six months ended August 31, 2006 as compared to the same periods a year ago.  The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.   These increases in interest expense primarily reflect higher market interest rates in effect during Fiscal 2006 compared to Fiscal 2005, and a slightly higher level of average outstanding borrowings.

Income taxes

The effective tax rate for the six months ended August 31, 2006 and August 31, 2005 was 50.0% and 38.0%, respectively.  These rates differ from the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Foreign currency translation

Gains or losses resulting from the transactions with the Company’s UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity.  There were no significant gains or losses recognized in either period related to the UK subsidiary.

Liquidity and Capital Resources

As of August 31, 2006, the Company had total cash of $1.2 million.  The Company’s working capital was $41.1 million and $16.3 million at August 31, 2006 and February 28, 2006, respectively.  In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt.  Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions and dividends.

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

Cash used in operations for the six months ended August 31, 2006 was $0.5 million as compared to cash used of $1.0 million for the six months ended August 31, 2005. This net decrease in cash used is primarily the result of an increase in accounts receivable of $0.5 million, a decrease in inventory of $0.9 million, and a decrease in accounts payable and accrued expenses of $2.5 million, in addition to the impact of the reduced net income of the comparable periods. The decrease in accounts receivable reflects normal variations in the timing of invoicing and account collection. The decrease in inventory is primarily due to a decreased level of raw material purchases in line with the trend in shipments during the six month period ended August 31, 2006. The decrease in account payable and accrued expenses is attributable to the reduced volume of inventory purchases, the impact of various cost reduction efforts and to normal fluctuations in the timing of purchases and the processing of invoices for payment.

Investing activities used cash of $0.5 million, including $0.6 million related to the acquisition of EDL and $0.1 million for the purchase of various equipment items, partially offset by proceeds of $0.2 million from the sale of the Wintron division during the six months ended August 31, 2006. This compares to cash used of $2.0 million during the six months ended August 31, 2005. This reduction in use of cash primarily reflects cash of approximately $1.4 million used to acquire the IDS division of Six Five Systems, Inc. in May 2005.

Financing activities provided cash of $0.5 million for the six months ended August 31, 2006, reflecting a $1.0 million net increase in advances under outstanding lines of credit and a $0.6 million net repayment of advances from the Company’s Chief Executive. Financing activities provided cash of $3.4 million for the six months ended August 31, 2005, primarily due to additional borrowings required for the Company’s general working capital needs and higher level of investing activities in the prior year period.

The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans.  Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market.  On January 11, 2006, the Board of Directors of the

Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under this program, an additional 658,618 shares remain authorized to be repurchased by the Company at August 31, 2006. As discussed in this Item 2 under the caption Subsequent Events, the Loan and Security Agreement executed by Company on June, 29, 2006 includes restrictions on investments which currently restrict further repurchases of stock under this program.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting Interpretation No. 48 is to record an adjustment to opening retained earnings in the year of adoption and should be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of Interpretation No. 48. Management is in the process of evaluating the provisions of the interpretation, but does not anticipate that the adoption of this interpretation will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement No.”) 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. Management does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Statement No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal years ending after December 15, 2006. The Company does not currently provide defined benefit pension or other postretirement plans, therefore management has determined that the adoption of this interpretation will not have an impact on the Company’s consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads.  Approximately $26.5 million of outstanding debt at August 31, 2006 related to long-term indebtedness under variable rate debt.  Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate.  Both rate bases are incremented for margins specified in their agreements.  Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.3 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at August 31, 2006. The Company does not trade in derivative financial instruments.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2006. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2006.

Changes in Internal Controls

During the six months ended August 31, 2006, the Company initiated changes in its internal control over financial reporting to address material weaknesses discussed in the 2006 Annual Report on Form 10-K. Subsequent to the end of the fiscal year, the Company hired replacement financial reporting personnel with the requisite skills, who are being trained in the Company’s reporting procedures and controls. The monthly, quarterly and annual closing processes are being documented and the participating members of the financial staff are being cross-trained on upgraded procedures. Management believes that these training procedures and the replacement of financial reporting personnel will ensure that the disclosed material weaknesses will not have a material effect on financial reporting in current and future periods.

There have not been any other changes in the our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.            Legal Proceedings

No new material legal proceedings or material changes in existing litigation occurred during the quarter ended August 31, 2006.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

In August 2006, the Company acquired certain assets of Hobson Bros. Inc. of Chicago in exchange for 26,830 shares of the Company’s common stock held as treasury shares. The market value of shares issued was $9.32 at the date of close for a total acquisition cost of $250,000.

Item 3.            Defaults upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

a)     The Company held its annual meeting of stockholders on August 25, 2006 and solicited votes by proxy in conjunction with such meeting.

b)    The following matters were approved by the shareholders:

(i)    The approval of management’s nominees to the Board of Directors with the nominees receiving the following votes:

	For	Withheld	Abstain
Ronald D. Ordway	9,124,576	469,224	—
Ervin Kuczogi	8,994,854	498,946	—
Peter Frend	9,096,847	496,953	—
Carolyn Howard	9,096,807	496,953	—
Ernest J. Thibeault	8,500,770	1,093,030	—

(ii)   The 2006 Stock Incentive Plan was approved on the basis of the following votes:

For	Withheld	Abstain	Non Vote
9,124,576	469,224	—	2,521,356

Item 5.            Other information

None.

Item 6.            Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).
3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).
10(d)	$27,500,000 promissory note dated November 10, 2004 between the Company and Bank of America (holder) (incorporated by reference to Exhibit 10(d) to the Company’s 2005 Annual Report on Form 10-K).
10(e)	$6,800,000 term note dated February 27, 2006 between the Company and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(e) to the Company’s 2006 Annual Report on Form 10-K).
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

10(j)	Video Display Corporation 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

October 12, 2006	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 12, 2006	By:	/s/ Michael D. Boyd
Michael D. Boyd
Chief Financial Officer