Form 10-Q
period 2006-11-30
VIDEO DISPLAY CORP
filed 2007-01-12
CIK 758743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2006.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 5, 2006, the registrant had 9,631,000 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

ITEM 1. FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	November 30,	February 28,
	2006	2006
	(unaudited)
Assets
Current Assets
Cash	$1,778	$1,577
Accounts receivable, less allowance for possible losses of $560 and $381	9,892	9,483
Inventories, net	31,982	34,645
Cost and estimated earnings in excess of billings on uncompleted contracts	2,609	968
Deferred income taxes	3,104	3,279
Prepaid expenses and other	685	1,720

Total current assets	50,050	51,672

Property, plant and equipment:
Land	585	605
Buildings	8,218	8,454
Machinery and equipment	20,163	19,970

	28,966	29,029
Accumulated depreciation and amortization	(21,003)	(20,270)

Net property, plant, and equipment	7,963	8,759

Goodwill	1,343	1,318
Intangible assets, net	3,796	3,591
Other assets	78	98

Total assets	$63,230	$65,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands)

	November 30,	February 28,
	2006	2006
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,630	$6,889
Accrued liabilities	3,491	2,833
Billings in excess of cost and estimated earnings on uncompleted contracts	149	965
Lines of credit	—	17,567
Notes payable to officers and directors	382	6,948
Convertible notes payable, net of discount of $19	231	—
Current maturities of long-term debt and financing lease obligations	755	140

Total current liabilities	10,638	35,342

Lines of credit	13,655	—
Long-term debt, less current maturities	3,308	808
Financing lease obligations, less current maturities	292	363
Notes payable to officers and directors, less current maturities	5,801	—
Convertible notes payable, net of discount of $38	—	212
Deferred income taxes	55	560

Total liabilities	33,749	37,285

Minority Interests	123	123
Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value — 50,000 shares authorized; 9,637 and 9,628 issued and outstanding	7,275	7,198
Additional paid-in capital	143	92
Retained earnings	22,919	21,771
Accumulated other comprehensive income (loss)	95	(172)
Treasury stock, 125 and 86 shares at cost	(1,074)	(859)

Total shareholders’ equity	29,358	28,030

Total liabilities and shareholders’ equity	$63,230	$65,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Net sales	$22,298	$19,676	$60,728	$63,450

Cost of goods sold	14,313	13,231	40,369	42,865

Gross profit	7,985	6,445	20,359	20,585

Operating expenses
Selling and delivery	2,033	1,929	5,853	5,526
General and administrative	3,744	3,733	10,924	10,905

	5,777	5,662	16,777	16,431

Operating profit	2,208	782	3,582	4,154

Other income (expense)
Interest expense	(527)	(353)	(1,650)	(1,028)
Other, net	(35)	6	14	86

	(562)	(347)	(1,636)	(942)

Income before income taxes	1,646	436	1,946	3,212

Income tax expense	630	181	780	1,235

Net income	$1,016	$255	$1,166	$1,977

Basic earnings per share of common stock	$.11	$.03	$.12	$.20

Diluted earnings per share of common stock	$.10	$.03	$.12	$.20

Basic weighted average shares outstanding	9,675	9,687	9,659	9,699

Diluted weighted average shares outstanding	9,848	9,923	9,858	9,977

     The accompanying notes are an integral part of these condensed consolidated financial statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Nine Months Ended November 30, 2006 (unaudited)
(in thousands)

					Accumulated
			Additional		Other		Compre-
	Common	Share	Paid-in	Retained	Comprehensive	Treasury	hensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Income
Balance, February 28, 2006	9,628	$7,198	$92	$21,771	$(172)	$(859)

Net income	—	—	—	1,166	—	—	$1,166
Foreign currency translation adjustment	—	—	—	—	267	—	267

Total comprehensive income	—	—	—	—	—	—	$1,433

Issuance of common stock under stock option plan	48	77	—	—	—	—
Issuance of common stock from treasury	27	—	—	(18)	—	268
Repurchase of treasury stock	(66)	—	—	—	—	(483)
Share based compensation	—	—	51	—	—	—

Balance, November 30, 2006	9,637	$7,275	$143	$22,919	$95	$(1,074)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	November 30,
	2006	2005
Operating Activities
Net income	$1,166	$1,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,647	1,304
Provision for bad debts	200	(16)
Provision for inventory reserve	1,165	720
Non-cash charge for share based compensation	51	—
Deferred income taxes	(330)	(260)
Interest on convertible note	19	—
Changes in working capital, net of effects from acquisitions:
Accounts receivable	(489)	1,537
Inventories	1,939	(3,769)
Cost, estimated earnings and billings, net, on uncompleted contracts	(2,457)	960
Prepaid expenses and other assets	934	(714)
Accounts payable and accrued liabilities	(611)	169

Net cash provided by operating activities	3,234	1,908

Investing Activities
Capital expenditures	(193)	(1,427)
Cash paid for acquisition	(550)	(1,377)
Proceeds from the sale of property, plant and equipment	159	—

Net cash used in investing activities	(584)	(2,804)

Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	44,664	23,999
Payments on long-term debt, lines of credit and financing lease obligations	(46,208)	(22,447)
Proceeds from loans from related parties	3,220	1,000
Repayments of loans from related parties	(3,985)	(1,028)
Purchase of common stock	—	(317)
Purchase of treasury stock	(484)	—
Proceeds from exercise of stock options	77	22

Net cash provided by (used in) financing activities	(2,716)	1,229

Effect of exchange rate changes on cash	267	15

Net increase in cash	201	348
Cash, beginning of period	1,577	1,471

Cash, end of period	$1,778	$1,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2006
Note 1. — Summary of Significant Accounting Policies
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
Note 2. — New Accounting Pronouncements
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
November 30, 2006
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
     In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a dual balance-sheet and income-statement approach to assessing the quantitative effects of financial misstatements. SAB 108 also addresses the mechanics of correcting misstatements that include the effects from prior years, and provides for error correction through a one-time cumulative effect adjustment to beginning-of-year retained earnings upon initial adoption. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management is in the process of assessing the impact of adopting SAB 108 but does not expect that it will have a material impact on the Company’s consolidated financial statements.
Note 3. — Business Acquisitions
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

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2006
     On June 22, 2006, the Company acquired the business and assets of EDL Displays, Inc. (“EDL”) located in Dayton Ohio. EDL is noted for its specialized, large-size, ruggedized, high-resolution displays with application in air traffic control, shipboard navigation, simulation, homeland security, and command and control. The assets acquired in this transaction have been recorded based on their fair value at the date of acquisition and include accounts receivable of $120,000, inventories of $400,000, equipment of $50,000 and certain intellectual property and customer lists of $658,000. Total consideration for the assets acquired included a cash payment of $550,000 and the assumption of a $678,000 bank loan. The purchase agreement provides for an adjustment to the purchase price based on final collection of accounts receivable and evaluation of the market value of purchased inventories. The intellectual property, including product development designs and drawings are being amortized over a five year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets. The EDL business was relocated and merged into the Company’s Pennsylvania based Aydin Displays operation effective December 31, 2006.
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
     The aggregate purchase price has been allocated based on fair values as of the date of the completion of the acquisition as follows (in thousands):

Inventories	$773
Machinery & equipment	74
Product designs, customer lists and other assets	530

$1,377

Note 4. — Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	November 30,	February 28,
	2006	2006
Raw materials	$17,221	$18,618
Work-in-process	4,164	3,772
Finished goods	15,851	16,688

	37,236	39,078
Reserves for obsolescence	(5,254)	(4,433)

	$31,982	$34,645

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2006
Note 5. — Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
     Information relative to contracts in progress consisted of the following (in thousands):

	November 30,	February 28,
	2006	2006
Costs incurred to date on uncompleted contracts	$3,950	$4,528
Estimated earnings recognized to date on these contracts	1,290	2,585

	5,240	7,113
Billings to date	(2,780)	(7,110)

Costs and estimated earnings in excess of billings, net	$2,460	$3

Costs and estimated earnings in excess of billings	$2,609	$968
Billings in excess of costs and estimated earnings	(149)	(965)

	$2,460	$3

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
     Changes in job performance, manufacturing efficiency, final contract settlements and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The effect of changes in the estimated profitability of contracts for the three and nine month period ended November 30, 2006, was to increase net earnings by approximately $0.8 million and $1.1 million, respectively, above the amounts which would have been reported had the preceding year contract profitability estimates been used. This increase in profitability was primarily the result of cost savings on raw materials and manufacturing efficiencies gained through acceleration of the delivery schedule for units produced under a major contract for flat panel display products.
     As of November 30, 2006 and February 28, 2006, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of November 30, 2006 and February 28, 2006, there were no progress payments that had been netted against inventory.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2006
Note 6. — Intangible Assets
     Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $587,000 and $448,000 for the nine months ended November 30, 2006 and 2005, respectively.
     The cost and accumulated amortization of intangible assets was as follows (in thousands).

	November 30, 2006		February 28, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,386	$959	$2,968	$658
Non-compete agreements	1,245	489	1,230	301
Patents	665	125	335	78
Other intangibles	148	75	119	24

	$5,444	$1,648	$4,652	$1,061

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2006
Note 7. — Long-term Debt and Financing Lease Obligations
     Long-term debt and financing lease obligations consisted of the following (in thousands):

	November 30,	February 28,
	2006	2006
Note payable to bank syndicate (RBC Centura and Regions Bank); interest rate at LIBOR plus applicable margin as defined per the loan agreement, (7.42% combined rate as of November 30, 2006); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company.	$2,800	$—

Note payable to bank; interest at the Prime Rate plus 0.50%, (8.75% as of November 30, 2006); monthly principal and interest payments of $11, payable through February 2013 at current interest rates; collateralized by all assets acquired from EDL Displays, Inc.	632	—

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.35% as of November 30, 2006); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	525	540

Mortgage payable to Pennsylvania Industrial Development Authority; interest rate at 4.25%; monthly principal and interest payments of $2.8 payable through October 2017; collateralized by a second priority lien on land and building of Teltron Technologies, Inc.	—	308

Other	19	14

	3,976	862
Financing lease obligations	379	449

	4,355	1,311
Less current maturities	(755)	(140)

	$3,600	$1,171

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2006
Note 8. — Lines of Credit
     On June 29, 2006, Video Display Corporation and Subsidiaries executed a Loan and Security Agreement with a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Inc. As of November 30, 2006, the outstanding balances of these lines of credit were $11.0 million and $2.7 million, respectively. The available amounts for borrowing were $6.0 million and $0.8 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The agreement expires in June 2008, and accordingly is classified under long term liabilities on the Company’s balance sheet. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. These new lines of credit replaced two lines of credit outstanding with Bank of America, which were terminated in conjunction with this agreement. At the date of termination, the Company was not in compliance with the consolidated Fixed Charge Coverage Ratio and the consolidated Senior Funded Debt to EBITDA ratio covenants as defined by the Bank of America credit line agreements. In conjunction with Loan and Security Agreement, the syndicate also executed a $3.0 million term note with the Company, and the CEO of the Company provided a $6.0 million subordinated term note to the Company. See related information in Notes 7 and 13.
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

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2006
Note 9. — Segment Information
     Condensed segment information is as follows (in thousands):

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2006	2005	2006	2005
Net Sales
Display Segment	$15,801	$15,010	$43,620	$49,110
Wholesale Distribution Segment	6,497	4,666	17,108	14,340

	$22,298	$19,676	$60,728	$63,450

Operating profit
Display Segment	$2,167	$586	$3,483	$3,448
Wholesale Distribution Segment	41	196	99	706

Income from Operations	2,208	782	3,582	4,154

Interest expense	(527)	(353)	(1,650)	(1,028)
Other income, net	(35)	6	14	86

Income before income taxes	$1,646	$436	$1,946	$3,212

Note 10. — Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (in thousands):

	Nine Months
	Ended November 30,
	2006	2005
Cash Paid for:
Interest	$1,589	$978

Income taxes, net of refunds	$109	$3,250

Non-cash Transactions:
Assets acquired in exchange for assumption of debt	$678	$—

Assets acquired in exchange for common stock	$250	$—

Leased capital equipment	$—	$433

Conversion of note payable to common stock	$—	$125

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2006
Note 11. — Shareholder’s Equity
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
     The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended November 30, 2006 and 2005 (in thousands, except per share data):

		Weighted
		Average
		Common Shares	Earnings Per
	Net Income	Outstanding	Share
Three months ended November 30, 2006
Basic	$1,016	9,675	$0.11
Effect of dilution:
Options	—	173

Diluted	$1,016	9,848	$0.10

Three months ended November 30, 2005
Basic	$255	9,687	$0.03
Effect of dilution:
Options	—	236

Diluted	$255	9,923	$0.03

Nine months ended November 30, 2006
Basic	$1,166	9,659	$0.12
Effect of dilution:
Options	—	199

Diluted	$1,166	9,858	$0.12

Nine months ended November 30, 2005
Basic	$1,977	9,699	$0.20
Effect of dilution:
Options	—	278

Diluted	$1,977	9,977	$0.20

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2006
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
     For the three and nine month periods ended November 30, 2006, the Company recognized general and administrative expense of $26,000 and $51,000, related to share-based compensation. After the adoption of SFAS No. 123(R), the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of November 30, 2006, total unrecognized compensation costs related to stock options and shares of restricted stock granted was $275,000. The unrecognized share based compensation cost is expected to be recognized over a period of approximately 5 years.
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
November 30, 2006
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
     On September 1, 2006, the Company granted 10,000 restricted common stock shares to certain management employees at fair value on the date of grant, $8.12 per share. Total compensation cost associated with the grant, $81,000 will be recognized over the twenty-one month vesting period, at which time the restrictions on the shares will terminate. No forfeitures are expected in relation to this grant due to the limited term of vesting. No stock options were granted during the nine month period ended November 30, 2006.
     Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under Statement No. 123, the effect on the Company’s pro forma net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	November 30, 2005	November 30, 2005
Net income, as reported	$255	$1,977
Stock-based employee compensation expense determined under fair value basis, net of tax	(24)	(39)

Pro forma net income	$231	$1,938

Net earnings per share:
Basic — as reported	$0.03	$0.20
Basic — pro forma	$0.02	$0.20
Diluted — as reported	$0.03	$0.20
Diluted — pro forma	$0.02	$0.19
Stock Repurchase Program
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal quarter ended November 30, 2006, the Company repurchased 65,608 shares at an average price of $7.37 per share, which have been added to treasury shares on the consolidated balance sheet. Under this program, an additional 593,010 shares remain authorized to be repurchased by the Company at November 30, 2006. As discussed in Note 8, the Loan and Security Agreement executed by Company on June, 29, 2006 included restrictions on investments which restricted further repurchases of stock under this program. In October 2006, the participating banks granted a limited exception to these restrictions, allowing the Company to purchase up to 120,000 shares at a total cost not to exceed $900,000.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2006
Note 12. — Comprehensive Income
     Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” establishes standards for reporting and presentation of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. During the nine months ended November 30, 2006 and 2005, total comprehensive income was $1.4 million and $2.0 million, respectively.
Note 13. — Related Party Transactions
     In conjunction with an agreement involving re-financing of the Company’s lines of credit, on June 29, 2006 the Company’s Chief Executive Officer provided a $6.0 million subordinated term note to the Company with an amortization of 15 years, and a maturity of 60 months. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Centura and Regions Bank. The balance outstanding under this loan agreement was approximately $5.9 million at November 30, 2006.
     On February 27, 2006 the Company’s Chief Executive Officer loaned the Company $6.8 million under a note agreement which provided for interest at nine percent or the prime rate plus 1/4 of one percent, whichever was higher, paid monthly. Principal payments were due in a series of monthly payments, with a final payment of $1.0 million due October 1, 2006. The balance outstanding under this loan agreement was $3.0 million at June 29, 2006 when the balance was re-paid in conjunction with the note agreement discussed above.
     The Company has a demand note outstanding from another officer, bearing interest at 8%. During the nine months ended November 30, 2006, an additional $220,000 was advanced on this demand note and $53,000 was repaid, resulting in a balance outstanding of $315,000 at November 30, 2006.
Note 14. — Disposal of Assets
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

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2006
Note 15. — Subsequent Event
     Effective December 31, 2006, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. located in Loves Park, Illinois. The Cathode Ray Tube Manufacturing and Distribution Business has been an industry leader in the supply of monochrome CRTs used in video display products since 1964. The assets acquired in this transaction have been recorded based on their fair value at the date of acquisition and include inventories of $2,125,000, equipment of $100,000 and certain intellectual property and customer lists of $325,000. Consideration for the assets acquired include a $1.0 million face value Convertible Note Payable, convertible into 120,000 shares of the Company’s common stock, delivered on the closing date, January 9, 2007, an agreement to deliver, on the first anniversary of the closing date, a certificate for $1,125,000 in market value of the Company’s common stock as of that date, and on the second anniversary of the closing date, a certificate for $500,000 in market value of the Company’s common stock as of that date. The Company will record the convertible notes payable net of an implied discount of $75,000. The purchase agreement provides for an adjustment to this base purchase price on the second anniversary of the closing date, to be paid in shares of the Company’s common stock, based on the remaining fair value of the initial inventories on hand as of that date. The purchase agreement also included a $300,000 cash payment on the closing date for a 12 month lease of facilities located in Loves Park. The product development designs and drawings are being amortized over a five year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets.

Video Display Corporation and Subsidiaries
November 30, 2006
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
Overview
     The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two segments — (1) the manufacture and distribution of monitors, projection systems and CRT displays and (2) the wholesale distribution of consumer electronic parts. The display segment is organized into four interrelated operations aggregated into one operating segment pursuant to the aggregation criteria of SFAS 131:
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
     Inventory management — the Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.
     Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at November 30, 2006, believes its reserves to be adequate.
     Interest rate exposure — The Company had outstanding debt in excess of $23.0 million as of November 30, 2006, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal

Video Display Corporation and Subsidiaries
November 30, 2006
Reserve Board over the past year have negatively affected the Company’s earnings and potential future rate hikes may continue to negatively impact the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
Results of Operations
     The following table sets forth, for the three and nine months ended November 30, 2006 and 2005, the percentages which selected items in the Statements of Operations bear to total sales:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2006	2005	2006	2005
Sales
Display Segment
Monitors	56.4%	62.0%	56.4%	60.6%
Data Display CRTs	11.0	8.9	11.6	11.3
Entertainment CRTs	3.1	4.5	3.3	4.6
Electron Guns and Components	0.4	0.9	0.5	0.9

Total Display Segment	70.9%	76.3%	71.8%	77.4%
Wholesale Distribution Segment	29.1	23.7	28.2	22.6

	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Cost of goods sold	64.2%	67.2%	66.5%	67.6%
Selling and delivery	9.1	9.8	9.6	8.7
General and administrative	16.8	19.0	18.0	17.2

	90.1%	96.0%	94.1%	93.5%

Income from Operations	9.9%	4.0%	5.9%	6.5%

Interest expense	(2.4)%	(1.8)%	(2.7)%	(1.6)%
Other income, net	(0.1)	0.0	0.0	0.1

Income before income taxes	7.4%	2.2%	3.2%	5.0%
Provision for income taxes	2.8	0.9	1.3	1.9

Net Income	4.6%	1.3%	1.9%	3.1%

Net sales
     Consolidated net sales increased 13.2% or $2.6 million for the three months ended November 30, 2006 and decreased 4.4% or $2.7 million for the nine months ended November 30, 2006, as compared to the same periods ended November 30, 2005. Display segment sales increased 5.3% or $0.8 million for the three-month comparative period and decreased 11.2% or $5.5 million for the nine-month comparative period. Sales within the Wholesale Distribution segment increased 38.3% or $1.8 million for the three-month comparative period and increased 19.6% or $2.8 million for the nine-month comparative period.
     The net increase in Display Segment sales for the three months ended November 30, 2006 is primarily attributed to improved Data Display CRT revenues, which increased $0.7 million, as compared to the same period ended November 30, 2005. This increase is attributable to improved sales prices for certain high resolution color tubes and monochrome

Video Display Corporation and Subsidiaries
November 30, 2006
tubes reflecting declining availability of these products. As overall demand for these products is declining, manufacturing of these tubes is being phased out. The Monitor revenues increased $0.4 million over the three-month period primarily due to sales of display screens under a contract with a major vendor in the military defense industry, which was partially offset by reduced demand for new flight training systems for commercial and military flight training. Continuing recent historical trends, Entertainment CRTs and Electron Gun and Components revenues declined $0.2 million and $0.1 million, respectively over the comparable three-month period.
     The net decrease in Display Segment sales for the nine months ended November 30, 2006 is primarily attributed to declines in Monitor, Entertainment CRTs and Electron Gun and Components revenues, as compared to the same period ended November 30, 2005. The Monitor revenues declined $4.2 million over the nine-month period primarily due to the fulfillment of a military contract for replacement CRTs early in fiscal 2006, which has not been renewed, and reduced demand for new flight training systems for commercial and military flight training. Entertainment CRT revenues declined $0.9 million over the comparable nine-month period. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Future revenue trends in this division will be negatively impacted by the decreasing number of extended warranties sold for larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.
     Electron Gun and Components revenues declined $0.3 million over the comparable three-month and nine-month periods. Electron Gun and Components revenues have generally declined in recent years due to weaker demand for electron gun and stem sales. Electron gun sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers. These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets.
     Wholesale Distribution segment net sales growth is attributed to an expansion of the call center late in fiscal 2006, which acts as a consumer and dealer support center for in-warranty and out-of-warranty household products, appliances, parts and accessories for Black & Decker, Delonghi, Norelco, Coby and various other manufacturers. This call center also acts as a technical support center for these same manufacturers.
Gross margins
     Consolidated gross margins increased from 32.8% for the three months ended November 30, 2005 to 35.8% for the three months ended November 30, 2006. For the nine months ended November 30, 2006, consolidated gross margins improved from 32.4% to 33.5% for the comparable prior year period.
     Display segment margins increased from 25.9% to 32.5% for the comparative three-month period and increased from 26.4% to 28.5% for the comparative nine-month period. Gross margins within the Monitor division increased to 32.4% for the three months ended November 30, 2006 compared to 26.6% for the same period a year ago and increased to 29.9% from 26.3% for the nine months ended November 30, 2006 compared to the prior year. This increase is primarily attributable to continued streamlining of operational facilities and cost reduction efforts as well as the one time impact of certain relocation and integration costs incurred in Fiscal 2005. Data display gross margins increased to 34.1% for the three months ended November 30, 2006 compared to 7.9% for the same period a year ago and increased to 23.3% from 17.4% for the nine months ended November 30, 2006 compared to the prior year. The improved margins for the three and nine months ended November 30, 2006 primarily reflect improved selling prices of certain CRT tubes with limited availability and the transition to internal manufacturing of certain high resolution projection tubes. Gross margins in home entertainment CRTs decreased from 52.6% for the three months ended November 30, 2005 to 28.0% for the three months ended November 30, 2006 and decreased from 46.2% for the nine months ended November 30, 2005 to 28.0% for the nine months ended November 30, 2006, due to the impact of the reduced sales volume. Gross margins from

Video Display Corporation and Subsidiaries
November 30, 2006
component parts sold increased from 22.5% for the three months ended November 30, 2005 to 41.8% for the three months ended November 30, 2006 and decreased from 40.8% for the nine months ended November 30, 2005 to (10.5%) for the nine months ended November 30, 2006, reflecting the disposal of the unprofitable Wintron facility in May 2006 and due to the impact of the reduced sales volume.
     The Wholesale Distribution segment gross margins decreased from 54.9% to 43.9% for the comparative three-month period and declined from 53.3% to 46.5% for the comparative nine-month period, primarily due to the impact of increased sales volume of lower margin call center “service sales” for the three and nine months ended November 30, 2006. Expenses for the call center are classified as operating expenses.
Operating expenses
     Operating expenses as a percentage of sales decreased from 28.8% to 25.9% for the three months ended November 30, 2006 compared to the three months ended November 30, 2005 and increased from 25.9% to 27.6% for the nine-month comparative period, primarily due to the impact of sales volume trends over the comparable periods.
     Display segment operating expenses decreased $0.3 million for the three-month period ended November 30, 2006, and decreased $0.6 million for the nine-month period ended November 30, 2006, as compared to the comparable prior year periods. These expense reductions are primarily due to cost savings derived from managements efforts to consolidate facilities, reduce overhead personnel and disposal of unprofitable operations, and decreases in corporate legal and professional fees.
     Wholesale Distribution segment operating expenses increased $0.4 million and $0.9 million for the three-month and nine-month periods ended November 30, 2006, compared to the comparable periods a year ago, primarily due to additional expenses associated with the call center which was expanded late in fiscal 2006. These expenses (primarily payroll) are classified in general and administrative expense in the consolidated financial statements.
Interest expense
     Interest expense increased $0.2 million and $0.6 million for the three and nine months ended November 30, 2006 as compared to the same periods a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. These increases in interest expense primarily reflect higher market interest rates in effect during Fiscal 2006 compared to Fiscal 2005.
Income taxes
     The effective tax rate for the nine months ended November 30, 2006 and November 30, 2005 was 40.1% and 38.5%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.
Foreign currency translation
     Gains or losses resulting from the transactions with the Company’s UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity. There were no significant gains or losses recognized in either period related to the UK subsidiary.

Video Display Corporation and Subsidiaries
November 30, 2006
Liquidity and Capital Resources
     As of November 30, 2006, the Company had total cash of $1.8 million. The Company’s working capital was $39.4 million and $16.3 million at November 30, 2006 and February 28, 2006, respectively. Based on a violation of the related debt covenants, working capital at February 28, 2006 was reduced by $17.6 in outstanding lines of credit, due to the classification of these lines as a current liability as of that date, as discussed in Note 8 to the consolidated financial statements included in Part I, Item 1 of this form 10-Q. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions and dividends. In December 2006, the Company announced the selection of an excusive agent to represent the Company in a sale and leaseback of its real estate, the net proceeds of which would be used to reduce outstanding debt.
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
     Cash provided by operations for the nine months ended November 30, 2006 was $3.2 million as compared to cash provided of $1.9 million for the nine months ended November 30, 2005. The net cash provided for the nine months ended November 30, 2006 is primarily the result of an increase in accounts receivable of $0.5 million, a decrease in inventory of $1.9 million, an increase in cost and estimated margins in excess of billings, net, on uncompleted contracts of $2.5 million and a decrease in accounts payable and accrued expenses of $0.6 million. The increase in accounts receivable reflects normal variations in the timing of invoicing and account collection. The decrease in inventory is primarily due to decreasing levels of CRT’s in line with the overall sales trends of these products combined with the continued assessment of inventory obsolescence and the establishment of appropriate reserves, a non-cash charge. The change in cost and estimated margins in excess of billings on uncompleted contracts reflects the progress of manufacturing versus the scheduled invoice intervals under terms of the related customer contracts. The decrease in account payable and accrued expenses is attributable to the reduced volume of inventory purchases, the impact of various cost reduction efforts and to normal fluctuations in the timing of purchases and the processing of invoices for payment.
     Investing activities used cash of $0.6 million for the nine months ended November 30, 2006 compared to cash used of $2.8 million for the nine months ended November 30, 2005. Net cash used for the nine months ended November 30, 2006 related to the acquisition of EDL and $0.2 million for the purchase of various equipment items, partially offset by proceeds of $0.2 million from the sale of the Wintron division. The reduction in use of cash compared to the comparable prior year period primarily reflects cash of approximately $1.4 million used to acquire the IDS division of Three Five Systems, Inc. in May 2005 and equipment expenditures related to the call center operations in the fall of 2005.
     Financing activities used cash of $2.7 million for the nine months ended November 30, 2006, reflecting a $1.5 million net decrease in advances under outstanding lines of credit and a $0.8 million net repayment of advances from the Company’s Chief Executive. Financing activities provided net cash of $1.2 million for the nine months ended November 30, 2005, primarily due to additional borrowings required for the Company’s general working capital needs and higher level of investing activities in the prior year period.

Video Display Corporation and Subsidiaries
November 30, 2006
     The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal quarter ended November 30, 2006, the Company repurchased 65,608 shares at an average price of $7.37 per share, which have been added to treasury shares on the consolidated balance sheet. Under this program, an additional 593,010 shares remain authorized to be repurchased by the Company at November 30, 2006. As discussed in Note 8. Lines of Credit, the Loan and Security Agreement executed by Company on June, 29, 2006 included restrictions on investments which restricted further repurchases of stock under this program. In October 2006, the participating banks granted a limited exception to these restrictions, allowing the Company to purchase up to 120,000 shares at a total cost not to exceed $900,000.
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
Reserves on inventories
     Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEMs, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There have been no significant changes in management’s estimates of the trends affecting CRT obsolescence in fiscal 2006 and 2005; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.
Revenue Recognition
     Revenue is recognized on the sale of products when the products are shipped, all significant contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.

Video Display Corporation and Subsidiaries
November 30, 2006
     In accordance with Emerging Issues Task Force (EITF) issue 00-10, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of operations.
     A portion of the Company’s revenue is derived from contracts to manufacture products to a buyers’ specification. These contracts are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. These contracts are fixed-price and cost-plus contracts and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.
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

Video Display Corporation and Subsidiaries
November 30, 2006
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
     In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a dual balance-sheet and income-statement approach to assessing the quantitative effects of financial misstatements. SAB 108 also addresses the mechanics of correcting misstatements that include the effects from prior years, and provides for error correction through a one-time cumulative effect adjustment to beginning-of-year retained earnings upon initial adoption. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management is in the process of assessing the impact of adopting SAB 108 but does not expect that it will have a material impact on the Company’s consolidated financial statements.
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

Video Display Corporation and Subsidiaries
November 30, 2006
Subsequent Event
     Effective December 31, 2006, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. located in Loves Park, Illinois. The Cathode Ray Tube Manufacturing and Distribution Business has been an industry leader in the supply of monochrome CRTs used in video display products since 1964. The assets acquired in this transaction have been recorded based on their fair value at the date of acquisition and include inventories of $2,125,000, equipment of $100,000 and certain intellectual property and customer lists of $325,000. Consideration for the assets acquired include a $1.0 million face value Convertible Note Payable, convertible into 120,000 shares of the Company’s common stock, delivered on the closing date, January 9, 2007, an agreement to deliver, on the first anniversary of the closing date, a certificate for $1,125,000 in market value of the Company’s common stock as of that date, and on the second anniversary of the closing date, a certificate for $500,000 in market value of the Company’s common stock as of that date. The Company will record the convertible notes payable net of an implied discount of $75,000. The purchase agreement provides for an adjustment to this base purchase price on the second anniversary of the closing date, to be paid in shares of the Company’s common stock, based on the remaining fair value of the initial inventories on hand as of that date. The purchase agreement also included a $300,000 cash payment on the closing date for a 12 month lease of facilities located in Loves Park. The product development designs and drawings are being amortized over a five year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets.

Video Display Corporation and Subsidiaries
November 30, 2006
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $23.8 million of outstanding debt at November 30, 2006 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at November 30, 2006. The Company does not trade in derivative financial instruments.
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

Video Display Corporation and Subsidiaries
November 30, 2006
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
     Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2006. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2006.
Changes in Internal Controls
     During the nine months ended November 30, 2006, the Company initiated changes in its internal control over financial reporting to address material weaknesses discussed in the 2006 Annual Report on Form 10-K. Subsequent to the end of the fiscal year, the Company hired replacement financial reporting personnel with the requisite skills, who are being trained in the Company’s reporting procedures and controls. The monthly, quarterly and annual closing processes are being documented and the participating members of the financial staff are being cross-trained on upgraded procedures. Management believes that these training procedures and the replacement of financial reporting personnel will ensure that the disclosed material weaknesses will not have a material effect on financial reporting in current and future periods.
     There have not been any other changes in the our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Video Display Corporation and Subsidiaries
November 30, 2006
PART II

Item 1.	Legal Proceedings
No new material legal proceedings or material changes in existing litigation occurred during the quarter ended November 30, 2006.

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

Video Display Corporation and Subsidiaries
November 30, 2006

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

VIDEO DISPLAY CORPORATION
January 12, 2007	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 12, 2007	By:	/s/ Michael D. Boyd
Michael D. Boyd
Chief Financial Officer