Form 10-K
period 2007-02-28
VIDEO DISPLAY CORP
filed 2007-06-12
CIK 758743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Securities registered pursuant to Section 12(g) of the Act: Common stock (no par value)
     Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☑
     As of August 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the NASDAQ National Market System was $33,700,000.
     The number of shares outstanding of the registrant’s Common Stock as of June 1, 2007 was 9,576,000.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement to be delivered to stockholders in connection with our 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

VIDEO DISPLAY CORPORATION

PART I
Item 1. Business.
General
     Video Display Corporation (the “Company”) is a leading designer, manufacturer and supplier of a wide range of display devices and component parts for military, medical, industrial and consumer display applications. The Company’s product line encompasses both cathode ray tube (CRT) displays and flat panel displays with emphasis on high-end niche market displays for specialty applications. The Company also acts as a facilitator and wholesale distributor of parts and accessories for various original equipment manufacturers (“OEMs”) of consumer products. The Company added a call center during fiscal 2005 and 2006 which acts as a consumer and dealer support center for in-warranty and out-of-warranty household products, appliances, parts and accessories for various electronics manufacturers. This call center also acts as a technical support center for the same manufacturers. The Company markets its products worldwide primarily from facilities located in the United States and one subsidiary operation in the United Kingdom (“UK”). Please read the comments under the caption “Forward looking statements and risk factors” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Description of Principal Business
The Company generates revenues from the manufacture and distribution of displays and display components (“Display Segment”)(71% of consolidated net sales in fiscal 2007) as well as the distribution of consumer electronic parts (“Wholesale Distribution Segment”) (29% of consolidated net sales in 2007). Substantially all of the Company’s income before taxes was derived from the Display Segment of the business in fiscal 2007. See Note 13. “Segment Information” to the Consolidated Financial Statements.
Net Sales, by category, from the Display Segment for fiscal 2007 were as follows:
Monitor (78%)
Entertainment CRT (4%)
Data Display CRT (17%)
Component Parts (1%)
     The Company’s manufacturing and distribution facilities are located in Georgia, Florida, Louisiana, Pennsylvania, New York, Illinois, Kentucky and Lye, U.K., in addition to several sales and service agents located worldwide.
     The Wholesale Distribution Segment, operated under the Fox International Ltd name, is headquartered in Bedford Heights, Ohio with additional distribution centers in Buffalo, New York and Richardson, Texas.
     The Company continues to explore opportunities to expand its product offerings in the display industry. The Company anticipates that this expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company’s position in the display industry. Management continually evaluates product trends in the industry and divisions in which the Company operates. Overall trends are discussed herein under “Flat Panel and Other Technology.” During the last three years, the Company expended significant research and development funds (approximately $1.2 million in fiscal 2007) in both high resolution projection displays and active matrix liquid crystal display (“AMLCD”) technologies.
Segment Information

     This information is provided in Note 13. “Segment Information” to the Consolidated Financial Statements.
Principal Products In Display Segment
Monitors
     The Company’s monitor operations are conducted at Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Teltron and Aydin); Cape Canaveral, Florida (Display Systems); and Lexington, Kentucky (Lexel).
     This portion of the Company’s operations, which contributed approximately 55% of fiscal 2007 consolidated net sales, involves the design, engineering and manufacture of complete monochrome and color monitor and projector display units using new CRTs or flat panel displays. The Company will customize these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.
     This portion of the Company’s operations targets niche markets where competition from major multinational electronics companies tends not to be a significant factor. The prime customers for this product include defense, security, training and simulation areas of the United States of America and foreign militaries as well as the major defense contractors such as the Boeing Company, L-3 Communications Corporation, Lockheed Martin Corporation and others. These defense contractors utilize the Company’s products for ruggedized mission critical applications such as shipboard and nuclear submarines. Flight simulator displays are also produced to provide a full range of flight training simulations for military applications. The Company’s acquisition of the ESCP® CRT line of calligraphic projectors from Evans & Sutherland, Inc. in the third quarter of fiscal 2005 allowed the Company to expand into the commercial flight training simulation market. The primary components for the ruggedized product line consist of projection systems, CRT and flat panel displays, circuit boards and machine parts. Through the acquisition of EDL product lines, the Company now offers an additional line of Air Traffic Control (ATC) displays.
     Although most monitors are customized to meet a customer’s specifications, all monitors sold include the following general components: CRT or flat panel displays, circuit boards, and machine parts. Most of the Company’s monitors are then ruggedized, which allows them to better withstand adverse conditions, such as extreme temperature, depth, altitude and vibration.
     The Company anticipates that AMLCD and Plasma Display products, due to their lower space and power requirements, will eventually become the display of choice in many display applications. The significance of this continuing trend has had an effect on the Display Segment of the Company. In anticipation of long-term trends toward flat panel display usage, the Company has focused its efforts as well as its acquisition strategy toward flat panel technologies for niche market applications in the medical, simulation, training and military markets. Other types of technology, including high-definition television (“HDTV”), have not had a significant impact on the Company’s business. HDTV utilizes both CRT and flat panel technology and, therefore, has potential positive effects on the Company due to anticipated higher margin CRT replacements. There will be long-term negative effects, as the HDTV market moves toward greater flat panel utilization, on the Company’s CRT business in the near term, but the impact is not major since the consumer TV replacement market currently accounts for less than 5% of overall Company revenues. The Company will continue to monitor these trends and make adjustments to its CRT inventory levels and operating facilities to reflect changes in demand.
Data Display and Home Entertainment - Cathode Ray Tubes (“CRTs”)

     Since its organization in 1975, the Company has been engaged in the distribution and manufacture of CRTs using new and recycled CRT glass bulbs, primarily in the replacement market, for use in data display screens, including computer terminal monitors, medical monitoring equipment and various other data display applications and in television sets. The Company currently markets CRTs in over 3,000 types and sizes.
     The Company’s CRT manufacturing operations of new and recycled CRTs are conducted at facilities located in White Mills, Pennsylvania (Chroma); Bossier City, Louisiana (Novatron); Lexington, Kentucky (Lexel); Loves Park, Illinois (Clinton); and Birdsboro, Pennsylvania (Teltron). The Company’s Tucker, Georgia location is the Company’s primary distribution point for data display CRTs purchased from outside sources. The Lye, UK location is a sales and distribution facility for the Tucker, Georgia products.
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
     The Company maintains an internal sales organization to sell directly to OEMs and their service organizations and markets its products through approximately 75 independent wholesale electronics distributors located throughout the U.S. The Company also supplies, under private-brand labeling, many of the replacement tubes marketed by several national brand name television manufacturers.
     In addition to factors affecting the overall market for such products, the Company’s sales volume in the CRT replacement markets is dependent upon the Company’s ability to provide prompt response to customers’ orders, while maintaining quality control and competitive pricing. The Company’s CRT manufacturing activities are scheduled primarily based upon historical analysis of usage.
Component Parts
     The Company, through its Tucker, Georgia based electron gun manufacturing subsidiary, Southwest Vacuum Devices Inc, manufactures electron gun assemblies comprised of small metal, glass and ceramic parts. The assembly process is highly labor intensive. While the particular electron guns being sold are of the Company’s own design, most are replacements for electron guns previously designed for original equipment CRTs used in television sets and computer monitors. Raw materials consist of glass and metal stamped parts.
     Although Southwest Vacuum markets its products to independent customers, the majority of electron guns produced by the Company are consumed internally among the Company’s own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $173,000, $221,000, and $297,000 for fiscal 2007, 2006 and 2005, respectively.

     The remaining operation in Component Parts, Wintron Technologies, located in Howard, Pennsylvania, which produced flyback transformers, coils and power transformers was sold during the first quarter of fiscal 2007 to a group, including managers and shareholders of the Company. Intercompany sales transactions were $101,000, $48,000, and $287,000 for fiscal 2007, 2006 and 2005, respectively.
Principal Products in Wholesale Distribution Segment
     Fox International distributes consumer electronic parts of numerous major consumer electronics manufacturers, both foreign and domestic. This subsidiary resells these products to major electronic distributors, retail electronic repair facilities, third-party contractual repair shops, and directly to consumers. In its relationship with consumer electronic manufacturers, Fox International receives the right, often exclusively, to ship parts to authorized dealers. Many of the manufacturers also direct inquiries for replacement parts to Fox International. Manufacturers require a distributor to stock their most popular parts and monitor the order fill ratio to ensure that their customers have access to sufficient replacement parts. Fox International attempts to maintain high fill ratios in order to secure favored distributor status from the manufacturers, requiring a significant investment in inventories. Fox International added a call center during fiscal 2005 and 2006. This call center is a consumer and dealer support center for both in-warranty and out-of-warranty household products, appliances, parts and electronics for Black & Decker, Delonghi, Norelco, Coby, and numerous other manufacturers. This call center also performs as a technical support center for the same manufacturers and processes all orders for distribution of the consumer electronic parts.
Patents and Trademarks
     The Company is currently in the process of applying for patents on newly developed products and technology and holds patents with respect to certain products and services. The Company also sells products under various trademarks and tradenames. Additionally, the Company licenses certain electronic technology to other manufacturing companies, which generated royalty revenues of approximately $111,000, $104,000 and $92,000 in fiscal 2007, 2006 and 2005, respectively. The Company believes that its patents and trademarks are of value, and intends to protect its rights when, in its view, these rights are infringed upon. The Company’s key patents expire in 2014. The Company believes that success in its industry primarily will be dependent upon incorporating emerging technology into new product line introductions, frequent product enhancements, and customer support and service.
Seasonal Variations in Business
     Historically, there has not been seasonal variability in the Company’s business.
Working Capital Practices
     The Company has a Loan and Security Agreement with a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Ltd. These lines are used primarily for the purchases of inventory and payments of accounts payable.
Concentration of Customers
     The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, television and avionics industries. The Company’s Display Segment had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 45%, 41% and 37% of Display Segment net sales and 34%, 32% and 29% of consolidated net sales in fiscal 2007, 2006 and 2005, respectively. Sales to foreign customers were 13%, 14% and 11% of consolidated net sales for fiscal 2007, 2006 and 2005, respectively. The Company’s Wholesale Distribution Segment had net sales to one customer, National Parts, Inc., that comprised approximately 19%, 25% and 24% of that segment’s net sales in fiscal 2007, 2006 and 2005, respectively. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Backlog
     The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $20.4 million at February 28, 2007 and $21.7 million at February 28, 2006. The Company’s Lexel division, which is in the Display Segment, comprised $14.0 million or 68% and $7.8 million or 36% of the 2007 and 2006 backlog, respectively. It is anticipated that more than 95% of the February 28, 2007 backlog will ship during fiscal 2008.
Government Contracts
     The Company, primarily through its Aydin, Teltron, Lexel and Display Systems subsidiaries, had contracts with the U.S. government (principally the Department of Defense and Department of Defense subcontractors) which generated net sales of approximately $28.2 million, $26.9 million and $23.8 million for the fiscal years ended 2007, 2006 and 2005, respectively. The Company’s costs and earnings in excess of billings on these contracts were approximately $3.0 million at February 28, 2007 and $1.0 million at February 28, 2006. The Company had billings in excess of costs and earnings on these contracts of a nominal amount at February 28, 2007 and $1.0 million at February 28, 2006. These contracts are typically less than twelve months in duration and specify a delivery schedule for units ordered. Most of these government contracts specify a designated number of units to be delivered at a specified price, rather than on a cost plus basis. These contracts are subject to government audit to ensure conformity with design specifications.
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
Research and Development
     The objectives of the Company’s research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing cathode ray and electron optic technology. The Company continues its research and development in advanced infrared imaging (“IR”) for commercial and military applications. The Company has funded additional IR research in partnership with the University of Rhode Island. The Company believes that potential future markets for IR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative costs. Research and development costs were approximately $1.2 million, $1.3 million and $0.7 million in fiscal 2007, 2006 and 2005, respectively.
Employees

     As of February 28, 2007, the Company employed a total of 497 persons on a full time basis. Of these, 105 were employed in executive, administrative, and clerical positions, 195 were employed in sales and distribution, and 197 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory.
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
     With the operations of Aydin Displays, Lexel Imaging and Display Systems, the Company has become one of the leading suppliers within the specialty display markets.
     The Company utilizes flat panel displays in many of its monitor units. These flat panels are purchased from OEMs. The net sales generated in fiscal 2007 from products utilizing flat panel technology were $15.1 million as compared to $13.1 million in Fiscal 2006. Since a significant portion of the Company’s revenues is generated from the replacement market, the Company has the opportunity to see trends in OEM sales, and while the growth in flat panel products is outpacing growth in CRT products, the CRT market remains a quite viable market for its products. As trends continue to become more well defined, and replacement of these products occur in five to seven years, the Company foresees a bigger impact and utilization of flat panel products in its business. There is competition in the area of flat panel technology and the Company will strive to rely on its ability to adapt and incorporate designs into its future products so that it may compete in a profitable manner. Currently, the flat panel market is made up of many competitors of various sizes, none holding a dominant position in the flat panel marketplace.

     The Company’s competition in the Wholesale Distribution Segment comes primarily from other parts distributors. Many of these distributors are smaller than Fox International but a few are of equal or greater revenue size. Prices for major manufacturers’ products can be directly affected by the manufacturers’ suggested resale price. The Company believes that its service to customers and warehousing and shipping network give it a competitive advantage. Fox International sells a wide variety of electronic parts and accessories, including semiconductors, resistors, audio/video parts and batteries. In addition, Fox International operates a call center that serves as both a consumer and dealer support center for household products, parts and accessories, as well as serving as a technical support center for these products.
Item 1A. Risk Factors.
Forward looking statements and risk factors
     All statements other than statements of historical facts included in this report, including, without limitation, those statements contained in Item 1, are statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934. The words “expect”, “estimate”, “anticipate”, “predict”, “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations; (ii) the Company’s financing plans; (iii) the Company’s business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends.
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
Competitors or third parties may infringe on our intellectual property.
     The Company holds patents with respect to certain products and services. The Company also sells products under various trademarks and tradenames. Should competitors or third parties infringe on these rights, costly legal processes may be required to defend our intellectual property rights, which could adversely affect our business.
Migration to flat panel and other technology may negatively impact our CRT business.
     The Company acquires CRT inventory when the replacement market appears to demonstrate adequate future demand and the purchase price allows a reasonable profit for the risk. Due to the extended time frame for the replacement market to develop (five to seven years), these purchased inventories may not sell as quickly as other inventories. If the Company is unable to manage CRT inventory levels in coordination with reduced future CRT demand due to the growth of flat panel technology, the marketability of inventory on hand may be affected and the Company may incur significant costs in the disposal of excess inventory.
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
     We currently derive a significant portion of our net sales (34% in fiscal 2007) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less then twelve months in duration, with contracts for new business, our sales could decline and have a material adverse effect on our business, financial condition and results of operations. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.
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
     A significant portion of our net sales (13% in fiscal 2007) are made to foreign customers. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:
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
The cost and management resources required to implement Section 404 of the Sarbanes-Oxley Act may adversely affect our results of operations; failure to implement controls timely may adversely affect our stock price.
     Management of the Company has identified that as a small public company, we may not have a sufficient number of personnel with clearly delineated and fully documented responsibilities, and with the appropriate level of accounting expertise, under guidelines established by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). The Company will be required to comply with Section 404 of SOX for its fiscal year ending February 28, 2008, which requires management to assess its internal control over financial reporting as of that date. In addition, certain of the Company’s information systems which support the Company’s financial reporting may not meet current recommended standards. The SOX guidelines, as implemented based on rules promulgated by the Public Company Accounting Oversight Board (United States), may require the Company to implement significant changes to internal control procedures and incur substantial implementation costs. These costs may have a significant impact on our future results of operations. If the Company is not able to make changes necessary to meet these rules and guidelines in a timely manner, investors could lose confidence in the Company’s financial reporting, which may negatively affect our stock price.
Our level of indebtedness could adversely affect the future operation of our business.
     Our level of indebtedness could have important consequences, including:
•	making it more difficult for us to make payments on the debt, as our business may not be able to generate sufficient cash flows from operating activities to meet our debt service obligations;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operating activities to be dedicated to the payment of our outstanding lines of credit and long-term debt, and as a result reducing our ability to use our cash flow to fund our operations and capital expenditures, capitalize on future business opportunities and expand our business and execute our strategy;

•	exposing us to the risk of increased interest rates since much of our borrowings are at variable rates of interest;

•	causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and other general corporate purposes; and

•	limiting our ability to adjust to changing market conditions and to react to competitive pressure and placing us at a competitive disadvantage compared to our competitors who may have lower debt leverage.
Our debt agreements contain covenants that limit our flexibility in operating our business.
     The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions, and which may adversely affect our ability to operate our business. Among other things, these covenants limit our ability to:
•	incur additional indebtedness;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	engage in any business activity substantially different from our current businesses;

•	pay dividends; and

•	cause, permit or suffer a change in capital ownership.
     A breach of any of these covenants could result in default under our debt agreements, which could prompt the lenders to declare all amounts outstanding under the debt agreements to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the debt agreements accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets and funds to repay the borrowings under our debt agreements. See related comments under the caption “Management’s Discussion of Liquidity and Capital Resources” in Part II, Item 7. in this Annual Report of Form 10-K.
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

Location	Square Feet	Lease Expires
CRT, Monitor and Electron Gun — Manufacturing and Warehouse Facilities
Tucker, Georgia	59,000	October 31, 2008
Stone Mountain, Georgia	45,000	December 31, 2007
White Mills, Pennsylvania	110,000	Company Owned
Bossier City, Louisiana	26,000	Company Owned
Lye, England	1,500	October 1, 2008

Location	Square Feet	Lease Expires
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Phelps, New York	32,000	Company Owned
Cape Canaveral, Florida	30,000	January 17, 2008
Lexington, Kentucky	80,000	March 31, 2010

Wholesale Electronic Parts Distribution
Bedford Heights, Ohio	60,000	Company Owned
Bedford Heights, Ohio	40,000	January 31, 2008
Beachwood, Ohio	16,000	July 31, 2010
Richardson, Texas	13,000	April 30, 2007
Buffalo, New York	30,000	November 30, 2009

(a)	The Birdsboro, Pennsylvania property secures mortgage loans from a bank with a principal balance of $0.5 million as of February 28, 2007. This mortgage loan bears an interest rate of approximately 7.4%. Monthly principal and interest payments of approximately $5,000 are payable through October 2021.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The Company’s common stock is traded on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) national market system under the symbol VIDE.
     The following table shows the range of prices for the Company’s common stock as reported (and as adjusted for the stock dividend discussed below) by NASDAQ for each quarterly period beginning on March 1, 2005. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 28, 2007		February 28, 2006
Quarter Ended	High	Low	High	Low
May	$9.60	$8.68	$14.65	$11.45
August	8.90	7.69	13.97	11.00
November	8.73	7.41	14.01	12.89
February	8.21	7.16	13.82	8.04
     There were approximately 961 holders of record of the Company’s common stock as of May 15, 2007.
     The Company paid a cash dividend of $0.04 per share or $392,000 in January 2005. Payment of cash dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors which the Board of Directors may deem appropriate. The Company is restricted by certain loan agreements regarding the payout of cash dividends.
Comparative Performance Graph
     The Securities and Exchange Commission requires that we Include in this Form 10-K a line-graph presentation comparing cumulative, five-year stockholder returns (assuming reinvestment of dividends). The following line-graph presentation compares cumulative, five-year shareholder returns of the Company with the NASDAQ Stock Market (U.S. Companies) and an industry group composed of manufacturers of electronic companies over the same period (assuming the investment of $100 in the Company’s Common Stock, the NASDAQ Stock Market (U.S. Companies) and the industry group of February 28, 2007 and reinvestment of all dividends). The stock price performance shown on the following graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Video Display Corporation, The NASDAQ Composite Index
And The NASDAQ Electronic Components Index

* $100 invested on 2/28/02 in stock or index-including reinvestment of dividends.
Fiscal year ending February 28.

Symbol	Total Returns Index for:	02/28/02	02/28/03	02/28/04	02/28/05	02/28/06	02/28/07
———	Video Display Corporation	100.0	117.04	263.61	540.46	318.15	253.10
———	NASDAQ Stock Market (US Companies)	100.0	77.02	118.84	121.36	136.96	147.31
———	NASDAQ Electronic Components Stocks SIC 3670-3679 US & Foreign	100.0	61.33	106.49	86.18	92.45	85.19

Notes:

A.	The lines represent monthly index levels derived form compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.00 on 02/28/02.

Securities Authorized for Issuance Under Equity Compensation Plans
          The following table provides information as of February 28, 2007 regarding compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance.

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
Stock Option Plan	and rights	warrants and rights	first column)
Equity compensation plans approved by security holders	234,000	$5.52	600,000
Recent Sales of Unregistered Securities
          In August 2006, the Company acquired certain assets of Hobson Bros. Inc. of Chicago, which the Company has included in the Display Segment, in exchange for 26,830 shares of the Company’s common stock held as treasury shares. The market value of shares issued was $9.32 at the date of close for a total acquisition cost of $250,000.
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
Issuer Purchases of Equity Securities
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares over an indefinite and unspecified time period. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2007, the Company repurchased 107,035 shares at an average price of $7.42 per share, which have been added to treasury shares in the consolidated balance sheet. Under this program, an additional 551,583 shares remain authorized to be repurchased by the Company at February 28, 2007. As discussed in Note 7 to the Consolidated Financial Statements, the Loan and Security Agreement executed by the Company on June, 29, 2006 included restrictions on investments which restricted further repurchases of stock under this program. In October 2006, the participating banks granted a limited exception to these restrictions, allowing the Company to purchase up to 120,000 shares at a total cost not to exceed $900,000. Remaining purchases allowed under this exemption include 12,965 shares or $106,000.

          The following table summarizes repurchases of our stock in the fourth quarter ended February 28, 2007 (in thousands):

				Maximum Number
	Total		Total Number of	of Shares that
	Number	Average	Shares Purchased	May Yet Be
	of	Price	as Part of Publicly	Purchased Under
	Shares	Paid Per	Announced Plans	the Plans or
Fiscal Period	Purchased	Share	or Programs	Programs
December 1, 2006 through December 31, 2006	38,017	$7.40	38,017	631,027
January 1, 2007 through January 31, 2007	28,027	7.41	28,027	593,010
February 1, 2007 through February 28, 2007	13,400	7.66	13,400	564,983

Total Fourth Quarter Fiscal 2007	79,444	$7.45	79,444	551,583

Item 6. Selected Financial Data.
          The following table sets forth certain selected financial data with respect to the Company’s last five fiscal years.
          Data relating to the five fiscal years ended February 28, 2007 are derived from the Consolidated Financial Statements appearing elsewhere in this Report or in previous reports. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis, the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report.

	For Fiscal Years Ended
	Feb. 28,	Feb. 28,	Feb. 28,	Feb. 29,	Feb. 28,
	2007	2006	2005	2004	2003(b)
	(In Thousands, Except Per Share Data)
Statement of Operations Data
Net sales	$81,939	$83,878	$82,740	$76,592	$76,582
Gross profit	27,592	24,502	27,011	24,988	19,540
Goodwill amortization expense	—	—	—	—	—
Operating profit (loss)	4,852	2,142	6,653	6,184	(2,684)
Net income (loss)	1,623	445	3,507	3,112	(3,333)

Net income (loss) per share – basic (a)	$0.17	$0.05	$0.36	$0.33	$(0.35)
Net income (loss) per share – diluted (a)	$0.16	$0.04	$0.36	$0.32	$(0.35)
Average shares outstanding – basic (a)	9,648	9,684	9,673	9,348	9,516
Average shares outstanding – diluted (a)	9,838	9,964	9,903	9,800	9,516
Cash dividends per share	$—	$—	$0.04	$0.03	$—

Balance Sheet Data (at year end)
Total assets	$65,087	$65,438	$62,184	$54,234	$57,350
Working capital	38,988	16,330	37,175	31,767	26,754
Long-term obligations	22,654	1,506	20,571	16,489	14,466
Redeemable common stock	—	—	—	—	100

(a)	Includes the effects of a 2 for 1 stock split effected in the form of a 100% stock dividend in November 2004.

(b)	In connection with the winding up of its manufacturing operations in Mexico and three domestic facilities, the Company recorded impairment charges of $7,163,000, including the write-off of its related foreign currency cumulative translation account balance of $1,296,000.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
          The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two segments — (1) the manufacture and distribution of displays and display components (“Display Segment”) and (2) the distribution of consumer electronic parts (“Wholesale Distribution Segment”). The Display Segment is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of SFAS: Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.
•	Monitor – offers a wide range of CRT, flat panel and projection display systems for use in training and simulation, military, medical and industrial applications.

•	Data Display CRT – offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Entertainment CRT – offers a wide range of CRTs and projection tubes for television and home theater equipment.

•	Component Parts – provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.
          During fiscal 2007, management of the Company focused key resources on strategic efforts to dispose of unprofitable operations while seeking acquisition opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. In addition, the Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:
Inventory management - The Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.
          Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make “last time” buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers or accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at February 28, 2007, believes its reserves to be adequate.
Interest rate exposure – The Company had outstanding debt of approximately $23 million as of February 28, 2007 which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board during fiscal 2007 have negatively affected the Company’s earnings and the potential for continued rate hikes may negatively impact the Company’s future earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
Operations
          The following table sets forth, for the fiscal years indicated, the percentages which selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):
          (See Item 1. Business – Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions. See also Note 14. Segment Information to the Consolidated Financial Statements.)

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Net Sales
Display Segment
Monitors	$45,072	55.0%	$49,868	59.5%	$50,806	61.4%
Data Display CRTs	9,839	12.0	10,820	12.8	8,509	10.3
Entertainment CRTs	2,578	3.2	3,661	4.4	4,282	5.2
Component Parts	397	0.5	730	0.9	813	1.0

Total Display Segment	57,886	70.7	65,079	77.6	64,410	77.9
Wholesale Distribution Segment	24,053	29.3	18,799	22.4	18,330	22.1

	$81,939	100.0%	$83,878	100.0%	$82,740	100.0%

Costs and expenses
Cost of goods sold	$54,347	66.3%	$59,376	70.8%	$55,729	67.4%
Selling and delivery	7,880	9.6	7,235	8.6	7,035	8.5
General and administrative	14,860	18.1	15,125	18.0	13,323	16.1

	77,087	94.0	81,736	97.4	76,087	92.0

Income from operations	4,852	5.9	2,142	2.6	6,653	8.0

Interest expense	(2,086)	(2.5)	(1,474)	(1.8)	(1,060)	(1.3)
Other income, net	17	0.0	82	0.1	176	0.2

Income before income taxes	2,783	3.4	750	0.9	5,769	6.9
Provision for income taxes	1,160	1.4	305	0.4	2,262	2.7

Net income	$1,623	2.0%	$445	0.5%	$3,507	4.2%

Fiscal 2007 Compared to Fiscal 2006

Net Sales
          Consolidated net sales decreased $1.9 million or 2.4% to $81.9 million for fiscal 2007, compared to $83.9 million for fiscal 2006. Display Segment sales decreased 11.1% or $7.2 million to $57.9 million for fiscal 2007, compared to $65.1 million for fiscal 2006. Wholesale Distribution Segment sales increased 27.9% or $5.3 million from $18.8 million for fiscal 2006 to $24.1 million for fiscal 2007.
          The net decrease in Display Segment sales for fiscal 2007 is primarily attributed to declines in Monitor, Data Display CRT, Entertainment CRT and Component Parts sales, as compared to fiscal 2006. The Monitor revenues declined $4.8 million primarily due to the fulfillment of a military contract for replacement CRTs early in fiscal 2006, which has not been renewed and reduced demand for new flight training systems for commercial and military flight training. Data Display sales in fiscal 2006 benefited from a concentration of new orders for certain projection tubes as production transferred to the Company’s facilities from the original equipment manufacturer. After this initial spike, sales of these projection tubes leveled off at lower, but steady levels, resulting in a $0.9 reduction in sales for fiscal 2007. Entertainment CRT net sales declined $1.1 million in fiscal 2007 compared to fiscal 2006. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets, fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Future sales trends in this division will be negatively impacted by the decreasing number of extended warranties sold for larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.
          Components Parts sales declined $0.3 million from fiscal 2006 to fiscal 2007. Component Parts sales have generally declined in recent years due to weaker demand for electron gun and stem sales. Component Parts sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers. These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets.
          Wholesale Distribution Segment net sales growth is attributed to an expansion of the call center in fiscal 2006, which acts as a consumer and dealer support center for in-warranty and out-of-warranty household products, appliances, parts and accessories for Black & Decker, Delonghi, Norelco, Coby and various other manufacturers. This call center also acts as a technical support center for these same manufacturers.
Gross Margins
          Consolidated gross margins increased to 33.7% for fiscal 2007 from 29.2% for fiscal 2006.
          Display Segment margins increased from 22.7% for fiscal 2006 to 28.6% for fiscal 2007. Gross margins within the Monitor operation increased to 30.1% for fiscal 2007 compared to 25.4% for fiscal 2006. This increase is primarily attributable to continued streamlining of operational facilities and cost reduction efforts as well as the one time impact of certain relocation and integration costs incurred in fiscal 2006. Data Display CRT gross margins increased to 22.1% for fiscal 2007 compared to 8.2% for fiscal 2006. This improvement in margins is primarily attributed to improved selling prices of certain CRT products with limited availability and reduced costs through transition to internal manufacturing of certain high resolution projection tubes. Gross margins in Entertainment CRTs decreased from 34.8% for fiscal 2006 to 30.3% for fiscal 2007 due to the impact of the reduced sales volume. Gross margins from Component Parts increased to 2.8% for fiscal 2007 from a negative margin of (8.3%) for fiscal 2006, primarily reflecting the disposal of the unprofitable Wintron facility in May 2006.

          The Wholesale Distribution Segment gross margins decreased from 51.9% for fiscal 2006 to 45.9% for fiscal 2007, primarily due to the impact of increased sales volume of lower margin call center “service sales” during fiscal 2007. Expenses for the call center are classified as operating expenses.
Operating Expenses
          Operating expenses as a percentage of sales increased from 26.7% for fiscal 2006 to 27.8% for fiscal 2007 primarily reflecting the impact of reduced sales during fiscal 2007.
          Display Segment operating expenses decreased $1.2 million or 9.3% to $11.7 million for fiscal 2007 compared to $12.9 million in fiscal 2006. This reduction is primarily due to cost savings derived from management’s efforts to consolidate facilities, reduce overhead personnel and disposal of unprofitable operations, and decreases in corporate legal and professional fees.
          Wholesale Distribution Segment operating expenses increased $1.6 million or 16.8% to $11.1 million for fiscal 2007 compared to $9.5 million in fiscal 2006, primarily due to additional expenses associated with the call center which was expanded late in fiscal 2006. These expenses (primarily payroll) are classified in general and administrative expense in the consolidated financial statements.
Interest Expense
          Interest expense increased $0.6 million or 40.0% to $2.1 million for fiscal 2007 compared to $1.5 million in fiscal 2006. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. These increases in interest expense primarily reflect a higher proportion of subordinated debt, which has a higher effective interest rate, and higher market interest rates in effect during fiscal 2007 compared to fiscal 2006.
Income Taxes
          The effective tax rate for fiscal 2007 was 41.7% compared to 40.7% for fiscal 2006, reflecting the impact of an increase in permanent differences in taxable income and foreign taxes.
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
          The net increase in Display Segment sales in fiscal 2006 represents a $0.9 million decline in monitor sales, a $0.6 million decline in Entertainment CRT sales and a $0.1 million decline in Component Part sales, offset by an increase in Data Display CRT sales of $2.2 million compared to fiscal 2005.
          Decreases in Monitor sales primarily reflect a reduction in CRT and DVST sales at Lexel, Teltron and XKD of $5.7 million during fiscal 2006 compared to fiscal 2005 as contracts were fulfilled, but have not been replaced. The timing of orders for these contracts, many of which are military related, are affected by a number of factors, including competitive bidding, government budgetary issues, the phase-out and replacement of military field units and the life cycle of individual display units. Sales of other CRT products from Lexel are supported by a backlog of $7.8 million at February 28, 2006. (During fiscal 2006, the Teltron and XKD operations were consolidated with the Aydin Displays operation. The CRT related portion of Aydin Displays was further consolidated into the Lexel operation during fiscal 2007.) This decrease in CRT and DVST sales was partially offset by a net increase in sales of flat panel and projector display units at Display Systems and Aydin Displays of $4.8 million during fiscal 2006, compared to fiscal 2005, through contracts with Boeing Co., Lockheed Martin and various other customers.
          Increases in Data Display CRT sales are attributed primarily to management’s decision in fiscal 2004 to begin distributing commercial and military projection tube displays from its Data Display CRT location in Tucker, Georgia. These projection tube displays carry a higher sales price per unit than the units historically distributed from this facility.
          The decline in Entertainment CRT sales reflects management’s decision in late fiscal 2004 to move the distribution of projection tube displays from the Novatron operation to its Data Display distribution facility, which is a part of the Data Display CRT operation, and reduced sales at the Novatron and Chroma operations due to weaker demand in the television tube replacement market. During fiscal 2005, the Magnaview operation was relocated and merged into the Chroma facility. The Company is the primary supplier of replacement television CRTs to the domestic entertainment market. A significant portion of the Entertainment division’s sales (39%) are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets, fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Growth in this division will be negatively impacted by the decreasing number of extended warranties sold for the larger, more expensive sets.
          The decline in Component Part sales reflects weaker demand for electron gun and stem sales at the Southwest Vacuum and Wintron operations. Electron gun sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers. These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets. The Company’s Wintron location is continuing its transition, focusing growth efforts on the distribution of two newer camera technologies, which is expected to reduce dependence on sales of components for CRTs. One such technology will assist border guards with under car inspections and another will assist correctional facilities with the supervision of inmates. If successful, the Company believes these new technologies will have a positive impact on the Component Part sales.
          The modest increase in Wholesale Distribution Segment sales are attributed to growth in call center sales. The call center operations of Fox International were relocated and expanded during fiscal 2006 to provide the capacity to seek additional call center business in future periods.
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

          Within the Display Segment, Monitor gross margins decreased from 30.4% for fiscal 2005 to 25.4% for fiscal 2006. This decrease is primarily attributed to higher than anticipated costs to complete certain product contracts acquired in the Three-Five acquisition as specified in the “Management Discussion” section below, costs to relocate and combine the XKD operation into Aydin Displays, and lower margins generated and lower absorption of fixed overhead costs in the Lexel and Teltron operations at their reduced level of sales. Data Display CRT gross margins decreased from 16.2% for fiscal 2005 to 8.2% for fiscal 2006, due to price competition and reduced demand for non-projection CRT tubes and an increase in the provision for obsolete inventory over the prior year. Gross margins in Entertainment CRTs decreased from 36.7% for fiscal 2005 to 34.7% for fiscal 2006 due to lower absorption of fixed overhead costs at their reduced level of sales. Gross margins from Component Parts sold also decreased from 56.1% for fiscal 2005 to (8.3%) for fiscal 2006 due to the impact of lower sales volume and charges for inventory obsolescence.
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
Income Taxes
          The effective tax rate for fiscal 2006 was 40.7% compared to 39.2% for fiscal 2005, reflecting the impact of an increase in permanent differences in taxable income at the lower level of earnings.
Management’s Discussion of Liquidity and Capital Resources
          At February 28, 2007 and February 28, 2006, the Company had total cash of $1.2 million and $1.6 million, respectively. The Company’s working capital was $38.9 million and $16.3 million at February 28, 2007 and February 28, 2006, respectively. At February 28, 2006 the Company’s $17.6 million in outstanding lines of credit were classified as short-term debt and were refinanced during fiscal 2007, as discussed later in this section. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, borrowings from its CEO and long-term debt.

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
          The Company continually monitors its cash and financing positions in order to find ways to lower its interest costs and to produce positive operating cash flow. The Company examines possibilities to grow its business through internal sales growth or niche acquisitions. There could be an impact on working capital requirements to fund this growth. As in the past, the intent is to finance such projects with operating cash flows or existing bank lines; however, more permanent sources of capital may be required in certain circumstances.
          Cash provided by operations was $4.2 million in fiscal 2007, $2.9 million in fiscal 2006 and $2.4 million in fiscal 2005. During fiscal 2007, net working capital, excluding acquisitions, increased $22.7 million due to a $1.0 million increase in accounts receivable, a $2.1 million decrease in inventory, a $2.9 million increase in cost, estimated earnings and billings, net, on uncompleted contacts, a decrease of $1.2 million in refundable income taxes and a decrease in short term lines of credit, mainly due to the refinancing of those lines, of $17.6 million. The increase in accounts receivable resulted from the timing of sales near the end of the fiscal year. The overall aging of accounts receivable improved slightly at February 28, 2007 compared to the prior fiscal year end. The reduction in inventory is primarily due to a reduction in bulk purchases of last time buys of CRTs as the Company anticipates a trend of reduced demand for these products in the replacement market. After refinancing during fiscal 2007, the lines of credit are now classified as long term liabilities. Net working capital, excluding acquisitions, decreased $20.9 million in fiscal 2006, due to a $3.7 million increase in inventory and an increase of $1.2 million in refundable income taxes, a decline of $2.2 million in accounts receivable and an increase in short term lines of credit of $17.6 million, which, as discussed, were refinanced during fiscal 2007. The increase in inventory primarily related to increased inventory in the Wholesale Distribution Segment and increased projection tube inventory in the Monitor operations. The average days outstanding for accounts receivable decreased from 53 days in fiscal 2005 to 44 days in fiscal 2006, reflecting improved collections over this period.
          Investing activities used cash of $0.8 million, $3.3 million and $6.2 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. In fiscal 2007, the Company acquired the business and assets of EDL Displays, inc. in exchange for $0.6 million in cash plus the assumption of a $0.7 bank loan. In fiscal 2006, the Company acquired the IDS division of Three Five Systems, Inc. in exchange for cash of $1.4 million. In fiscal 2005, the primary use of cash was related to the acquisition of inventories and related assets of Evans & Sutherland’s ESCP® CRT projector product line. This asset acquisition of $5.3 million was integrated into the Company’s Cape Canaveral, Florida facility. Capital expenditures exclusive of acquisitions were $0.4 million, $1.9 million and $0.8 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Capital expenditures in fiscal 2007 of $0.4 million were for general maintenance requirements and computer hardware. In fiscal 2006, capital expenditures primarily related to manufacturing equipment purchased at the Phelps, New York facility and expansion of the call center at Fox International, Ltd. Capital expenditures in fiscal 2005 were primarily for building improvements and computer hardware. The Company does not anticipate significant investments in capital assets for fiscal 2008 beyond normal maintenance requirements.
          During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp., including inventory, fixed assets and various other assets of $2,550,000 in a non-cash transaction. Consideration for the assets acquired include a $1.0 million face value Convertible Note Payable, convertible into 120,000 shares of the Company’s common stock, an agreement to deliver, on the first anniversary of the closing date, a certificate for $1,125,000 in market value of the Company’s common stock as of that date, and on the second anniversary of the closing date, a certificate for $500,000 in market value of the Company’s common stock as of that date. The agreement to subsequently deliver shares of common stock includes terms which limit the maximum number of shares which may be issued and provide an option for the seller to receive cash in lieu of stock, if the Company’s common stock is selling for less than $7.00 per share on the applicable anniversary dates of the agreement.
          Also during 2007, the Company acquired certain assets of Hobson Bros. Inc., including inventory, fixed assets and various other assets of $250,000 in exchange for $250,000 of the Company’s common stock.
          Financing activities used cash of $4.0 million in fiscal 2007 and provided cash of $0.6 million and $2.3 million in fiscal 2006 and 2005 respectively. During fiscal 2007, the Company used cash for net repayment of long term debt, lines of credit and financing lease obligations of $2.4 million, for net repayment of loans from related parties of $0.9 million and for the repurchase of common stock of $0.8 million. During fiscal 2006, the Company used cash to repay loans from related parties of $1.2 million and for the repurchase of common stock of $1.2 million. Primarily near the end of fiscal 2006, the Company received cash proceeds of $7.9 million from loans from related parties. During 2005, the Company used cash of $14.4 million from its new line of credit to pay off its original line of credit, plus a term note and a note to an officer of the Company. Cash of $5.3 million was also used to fund the purchase of assets of Evans and Sutherland, Inc. The Company also paid a cash dividend during 2005 of $0.4 million or $0.04 per share. During fiscal 2005, the Company used cash of $0.6 million to retire debt, with a substantial portion of this reduction provided by the conversion of a $2.8 million bank line of credit at Fox International to a new $3.5 million line with another bank.
          On June 29, 2006, the Company executed a Loan and Security Agreement with a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Inc. As of February 28, 2007, the outstanding balances of these lines of credit were $10.9 million and $2.7 million, respectively. The available amounts for borrowing were $6.1 million and $0.8 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The agreement expires in June 2008, and accordingly is classified under long term liabilities on the Company’s balance sheet. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. In conjunction with Loan and Security Agreement, the syndicate also executed a $3.0 million term note with the Company repayable in 60 monthly increments of $50,000 each through July 1, 2011, and the Chief Executive Officer (“CEO”) of the Company personally provided a $6.0 million subordinated term note to the Company. See related information in Notes 7 and 9 to the Consolidated Financial Statements. These new lines of credit replaced two lines of credit outstanding with Bank of America, which were terminated in conjunction with this agreement. At the date of termination, the Company was not in compliance with the consolidated Fixed Charge Coverage Ratio and the consolidated Senior Funded Debt to EBITDA ratio covenants as defined by the Bank of America credit line agreements.
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
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2007, the Company repurchased 107,035 shares at an average price of $7.42 per share, which have been added to treasury shares on the consolidated balance sheet. Under this program, an additional 551,583 shares remain authorized to be repurchased by the Company at February 28, 2007. As discussed in Note 7, the Loan and Security Agreement executed by Company on June, 29, 2006 included restrictions on investments which restricted further repurchases of stock under this program. In October 2006, the participating banks granted a limited exception to these restrictions, allowing the Company to purchase up to 120,000 shares at a total cost not to exceed $900,000. Remaining purchases allowed under this exemption include 12,965 shares or $106,000.
Transactions with Related Parties, Contractual Obligations and Commitments
          In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333.00 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Centura and Regions Bank. The balance outstanding under this loan agreement was approximately $5.8 million at February 28, 2007.
          On February 27, 2006 the Company’s CEO personally loaned the Company $6.8 million under a note agreement which provided for interest at nine percent or the prime rate plus 1/4 of one percent, whichever was higher, paid monthly. Principal payments were due in a series of monthly payments, with a final payment of $1.0 million due October 1, 2006. The balance outstanding under this loan agreement was $3.0 million at June 29, 2006 when the balance was re-paid in conjunction with the note agreement discussed above.
          In August 2005, the Company’s CEO personally loaned the Company $1.0 million on a non-interest bearing and due on demand basis, which was repaid in September 2005.
          The Company has a $250,000 term note due December 1, 2008 and a demand note outstanding from another officer, both bearing interest at 8%. Principal payments of $71,000 and $218,000 were made on these notes in fiscal 2007 and 2006, respectively, while additional advances of $220,000 and $171,000 were borrowed on these notes during fiscal 2007 and 2006, respectively. The combined balance outstanding on these notes is $296,000 at February 28, 2007.

Contractual Obligations
          Future maturities of long-term debt and future contractual obligations due under operating leases at February 28, 2007are as follows (in thousands):

	Payments due by period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years

Long-term debt obligations	$24,019	$2,257	$16,738	$1,282	$3,742
Capital lease obligations	358	89	198	71	—
Interest obligations on long-term debt and capital lease obligations (a)	6,115	1,831	1,580	1,194	1,510
Operating lease obligations	4,079	1,980	1,834	252	13
Purchase obligations	6,215	6,215	—	—	—
Warranty reserve obligations	363	363	—	—	—

Total	$41,149	$12,735	$20,350	$2,799	$5,265

(a)	This line item was calculated by utilizing the effective rate on outstanding debt as of February 28, 2007.
Off-Balance Sheet Arrangements
          Except for operating leases, the Company historically has not relied upon off-balance sheet arrangements, transactions or relationships that would materially affect liquidity or the availability of, or requirements for, capital resources.
Critical Accounting Policies
          Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, the allowance for bad debts, contract revenue recognition as well as profitability or loss recognition estimates and warranty reserves. The Company uses the following methods and assumptions in determining its estimates:
Reserves on inventories
          Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management attempts to determine by historical usage analysis and interchangeability of CRT types along with repair contracts currently maintained by its customers, as well as numerous other market factors, the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEM’s, new products being marketed and technological advances relative to the product capabilities of the Company’s existing inventories. There have been no significant changes in management’s estimates in fiscal 2007 and 2006; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

          During fiscal 2007, fiscal 2006 and fiscal 2005, the Company deducted inventory against the reserve for obsolescence in the amount of $0.8 million, $1.0 million and $0.8 million, respectively. The reserve for inventory obsolescence was approximately $5.4 million and $4.4 million at February 28, 2007 and February 28, 2006, respectively.
Revenue and profit or loss recognition
          Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectibility can be reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.
          In accordance with Emerging Issues Task Force (“EITF”) Issue 00-10 “Accounting for Shipping and Handling Fees and Costs” shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred for the delivery of product to customers are classified in selling and delivery in the consolidated statements of operations.
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
          The Wholesale Distribution Segment has several distribution agreements that it accounts for using the gross revenue basis as prescribed by EITF Issue 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company uses the gross method because the Company has general inventory risk, physical loss inventory risk and credit risk. The call center service revenue is recognized based on written pricing agreements with each manufacturer, on a per-call, per-email or per-standard mail basis.
Allowance for bad debts
          The allowance for bad debts is determined by reviewing all accounts receivable and applying historical credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors as well as payment history and overall trends in past due accounts compared to established thresholds. The Company monitors credit exposure and assesses the adequacy of the allowance for bad debts on a regular basis. Historically, the Company’s allowance has been sufficient for any customer write-offs. Although the Company cannot guarantee future results, management believes its policies and procedures relating to customer exposure are adequate.
Warranty reserves
          The warranty reserve is determined by recording a specific reserve for known warranty issues and a reserve based on claims experience. The Company considers actual warranty claims compared to net sales, then adjusts its reserve liability accordingly. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. Management feels that historically its procedures have been adequate and does not anticipate that its assumptions are reasonably likely to change in the future.
Other loss contingencies
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
Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3 (“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The Company currently presents these taxes on a net basis and therefore we do not anticipate the adoption of EITF 06-3 will have a material effect on the Company’s consolidated financial statements.
          In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of Interpretation No. 48. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting Interpretation No. 48 is to record an adjustment to opening retained earnings in the year of adoption and should be presented separately. Management is in the process of evaluating the provisions of the interpretation, but does not anticipate that the adoption will have a material impact on the Company’s consolidated financial statements.
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement No.”) 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Management is in the process of assessing Statement No. 157, but does not anticipate that the adoption will have a material impact on the Company’s consolidated financial statements.
          In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Statement No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal years ending after December 15, 2006. The Company does not currently provide defined benefit pension or other postretirement plans; therefore management has determined that the adoption of this interpretation will not have an impact on the Company’s consolidated financial statements.
          In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a dual balance-sheet and income-statement approach to assessing the quantitative effects of financial misstatements. SAB 108 also addresses the mechanics of correcting misstatements that include the effects from prior years, and provides for error correction through a one-time cumulative effect adjustment to beginning-of-year retained earnings upon initial adoption. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements for the fiscal year ended February 28, 2007.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This Standard allows companies to elect to apply fair value accounting for certain financial assets and liabilities. FAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, FAS 159 may have on its financial statements.
Impact of Inflation
          Inflation has not had a material effect on the Company’s results of operations to date.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $22.8 million of outstanding debt at February 28, 2007 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $230,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at February 28, 2007. The Company does not trade in derivative financial instruments.
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
Item 8. Financial Statements and Supplementary Data.
Video Display Corporation and Subsidiaries

Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	32

Consolidated Balance Sheets as of February 28, 2007 and February 28, 2006	35

Consolidated Statements of Operations for the years ended February 28, 2007 and February 28, 2006 and February 28, 2005	37

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years ended February 28, 2007 and February 28, 2006 and February 28, 2005	38

Consolidated Statements of Cash Flows for the years ended February 28, 2007 and February 28, 2006 and February 28, 2005	39

Notes to Consolidated Financial Statements	40

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Video Display Corporation
Tucker, Georgia
We have audited the accompanying consolidated balance sheet of Video Display Corporation and subsidiaries as of February 28, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 28, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in the year ended February 28, 2007, the Company changed its method of accounting for share-based compensation.
/s/ Carr, Riggs & Ingram, LLC
Atlanta, Georgia
June 12, 2007

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
/s/ Tauber & Balser, P.C.
Atlanta, Georgia
May 26, 2006, except for the effect
of the matter described in Note 21,
Subsequent Event, to the consolidated
financial statements, included in the
Annual Report (Form 10-K) for the
year ended February 28, 2006 (not
presented herein), as to which the
date is June 9, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of
Video Display Corporation
Tucker, Georgia
     We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows of Video Display Corporation and subsidiaries for the year ended February 28, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Video Display Corporation and subsidiaries for the period ended February 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia	/s/ BDO Seidman, LLP
June 14, 2005, except for the
effect of the matters described in
Note 2, Prior Period Restatement, to the
consolidated financial statements included
in the Annual Report (Form10-K) for the
year ended February 28, 2006 (not presented
herein), as to which the date is June 8, 2006

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	February 28,	February 28,
	2007	2006
Assets
Current Assets
Cash	$1,226	$1,577
Accounts receivable, less allowance for doubtful accounts of $458 and $381, respectively	10,497	9,483
Inventories, net	33,344	34,645
Cost and estimated earnings in excess of billings on uncompleted contracts	2,963	968
Deferred income taxes	3,042	3,279
Prepaid expenses and other current assets	737	1,720

Total current assets	51,809	51,672

Property, plant and equipment:
Land	585	605
Buildings	8,223	8,454
Machinery and equipment	20,196	19,970

	29,004	29,029
Accumulated depreciation	(21,084)	(20,270)

Net property, plant and equipment	7,920	8,759

Goodwill	1,343	1,318
Intangible assets, net	3,894	3,591
Other assets	121	98

Total assets	$65,087	$65,438

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	February 28,	February 28,
	2007	2006
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$6,325	$6,889
Accrued liabilities	4,054	2,833
Billings in excess of cost and estimated earnings on uncompleted contracts	34	965
Line of credit	—	17,567
Current maturities of notes payable to officers and directors	446	6,948
Convertible notes payable, net of discount of $75	1,175	—
Income taxes payable	61	—
Current maturities of long-term debt and financing lease obligations	726	140

Total current liabilities	12,821	35,342

Lines of credit	13,593	—
Long-term debt, less current maturities	2,550	808
Financing lease obligations, less current maturities	269	363
Notes payable to officers and directors, less current maturities	5,619	—
Convertible notes payable, net of discount of $38	—	212
Other long-term liabilities	623	123
Deferred income taxes	71	560

Total liabilities	35,546	37,408

Commitments and contingencies (See Note 15)	—	—
Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,707 issued and 9,600 outstanding at February 28, 2007, and 9,707 issued and 9,628 outstanding at February 28, 2006	7,284	7,198
Additional paid-in capital	171	92
Retained earnings	23,376	21,771
Accumulated other comprehensive income (loss)	95	(172)
Treasury stock, 166 shares at February 28, 2007 and 86 shares at February 28, 2006 at cost	(1385)	(859)

Total shareholders’ equity	29,541	28,030

Total liabilities and shareholders’ equity	$65,087	$65,438

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	February 28,	February 28,	February 28,
	2007	2006	2005
Net sales	$81,939	$83,878	$82,740
Cost of goods sold	54,347	59,376	55,729

Gross profit	27,592	24,502	27,011

Operating expenses
Selling and delivery	7,880	7,235	7,035
General and administrative	14,860	15,125	13,323

	22,740	22,360	20,358

Operating income	4,852	2,142	6,653

Other income (expense)
Interest expense	(2,086)	(1,474)	(1,060)
Other, net	17	82	176

	(2,069)	(1,392)	(884)

Income before income taxes	2,783	750	5,769
Provision for income taxes	1,160	305	2,262

Net income	$1,623	$445	$3,507

Net income per share – basic	$0.17	$0.05	$0.36

Net income per share – diluted	$0.16	$0.04	$0.36

Average shares outstanding – basic	9,648	9,684	9,673

Average shares outstanding – diluted	9,838	9,964	9,903

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(in thousands)

					Accumulated		Current
			Additional		Other		Year
	Common	Share	Paid-in	Retained	Comprehensive	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Income
Balance, February 29, 2004	4,792	$6,318	$92	$18,509	$(20)	$—

Net income	—	—	—	3,507	—	—	$3,507
Foreign currency translation adjustment	—	—	—	—	(49)	—	(49)

Total comprehensive income	—	—	—	—	—	—	$3,458

Issuance of common stock under stock option plan	28	183	—	—	—	—
Issuance of common stock	33	400	—	—	—	—
Issuance of 100% stock dividend	4,841	—	—	—	—	—
Conversion of debt to common stock	10	125	—	—	—	—
Dividend paid on common stock	—	—	—	(392)	—	—

Balance, February 28, 2005	9,704	7,026	92	21,624	(69)	—

Net income	—	—	—	445	—	—	$445
Foreign currency translation adjustment	—	—	—	—	(103)	—	(103)

Total comprehensive income	—	—	—	—	—	—	$342

Issuance of common stock under stock option plan	26	66	—	—	—	—
Repurchase of common stock	(26)	(19)	—	(298)	—	—
Repurchase of treasury stock	(86)	—	—	—	—	(859)
Conversion of debt to common stock	10	125	—	—	—	—

Balance, February 28, 2006	9,628	7,198	92	21,771	(172)	(859)

Net income	—	—	—	1,623	—	—	$1,623
Foreign currency translation adjustment	—	—	—	—	267	—	267

Total comprehensive income	—	—	—	—	—	—	$1,890

Issuance of common stock under stock option plan	52	86	—	—	—	—
Issuance of common stock from treasury	27	—	—	(18)	—	268
Repurchase of treasury stock	(107)	—	—	—	—	(794)
Share based compensation	—	—	79	—	—	—

Balance, February 28, 2007	9,600	$7,284	$171	$23,376	$95	$(1,385)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended
	February 28,	February 28,	February 28,
	2007	2006	2005
Operating Activities
Net income	$1,623	$445	$3,507
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,250	1,929	1,449
Allowance for doubtful accounts	98	216	186
Reserves on inventories	1,748	1,900	1,386
Non-cash charge for share based compensation	79	—	—
Deferred income taxes	(252)	(298)	(752)
Interest on convertible note	38	56	56
Loss on disposal of fixed assets	9	9	—
Changes in working capital items, net of effect of acquisitions:
Accounts receivable	(992)	2,230	(1,205)
Inventories	2,120	(3,666)	(4,693)
Cost, estimated earnings and billings, net on uncompleted contracts	(2,926)	281	127
Prepaid expenses and other assets	848	(1,356)	796
Accounts payable and accrued liabilities	(417)	1,106	1,493

Net cash provided by operating activities	4,226	2,852	2,350

Investing Activities
Capital expenditures	(445)	(1,928)	(769)
Cash paid for acquisition	(550)	(1,377)	(150)
Cash paid for product acquisition and other assets	—	—	(5,250)
Cash received from sale of PPE	159	—	—

Net cash used in investing activities	(836)	(3,305)	(6,169)

Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	48,773	29,651	48,173
Repayments of long-term debt, lines of credit and financing lease obligations	(51,191)	(34,632)	(37,550)
Proceeds from loans from related parties	3,220	7,971	3,240
Repayments of loans from related parties	(4,102)	(1,218)	(11,336)
Proceeds from stock option exercises	86	66	183
Dividend paid on common stock	—	—	(392)
Purchases and retirements of common stock and purchases of treasury stock	(794)	(1,176)	—

Net cash provided by (used in) financing activities	(4,008)	662	2,318

Effect of exchange rates on cash	267	(103)	(49)

Net change in cash	(351)	106	(1,550)

Cash, beginning of year	1,577	1,471	3,021

Cash, end of year	$1,226	$1,577	$1,471

The accompanying notes are an integral part of these statements.
See Note 17 for supplemental cash flow information.

Note 1. Summary of Significant Accounting Policies
Fiscal Year
     All references herein to “2007”, “2006” and “2005” mean the fiscal years ended February 28, 2007, February 28, 2006 and February 28, 2005, respectively.
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
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, bad debts, inventory reserves, valuations on deferred income tax assets, goodwill and other intangible assets, accounting for percentage of completion contracts and the length of product life cycles and fixed asset lives. Actual results could vary from these estimates.
Revenue Recognition
     Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectibility can be reasonably assured. The Company’s delivery term typically is F.O.B. shipping point. The Company offers one-year and two-year limited warranties on certain products. The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The provisions of Financial Standards Accounting Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness

to Others”, require disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.
     In accordance with Emerging Issues Task Force Issue (“EITF”) 00-10 “Accounting for Shipping and Handling Fees and Costs”, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of operations. Shipping costs of $2.3 million, $2.2 million and $2.0 million were included in the three fiscal years ended 2007, 2006 and 2005, respectively.
     A portion of the Company’s revenue is derived from contracts to manufacture CRTs to a buyer’s specification. These contracts are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The Company utilizes the percentage of completion method as contemplated by this Statement to recognize revenue on all contracts to design, develop, manufacture, or modify complex electronic equipment to a buyer’s specification. Percentage of completion is measured using the ratio of costs incurred to estimated total costs at completion. Any losses identified on contracts are recognized immediately.
     The Wholesale Distribution Segment has several distribution agreements that it accounts for using the gross revenue basis as prescribed by EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company uses the gross method because the Company has general inventory risk, physical loss inventory risk and credit risk. The call center service revenue is recognized based on written pricing agreements with each manufacturer, on a per-call, per-email or per-standard-mail basis.
Research and Development
     The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative expenses. Research and development costs were approximately $1.2 million, $1.3 million and $0.7 million in the three fiscal years ended 2007, 2006 and 2005, respectively.
Financial Instruments
     Fair values of cash, accounts receivable, short-term liabilities and debt approximate cost due to the short period of time to maturity. Recorded amounts of long-term debt and convertible debentures are considered to approximate fair value due to either rates which fluctuate with the market or are otherwise commensurate with the current market.
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to manufacturers, consumers of CRTs and consumers of electronic products. Management performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances, such as foreign sales. The allowance for doubtful accounts is determined by reviewing all accounts receivable and applying historical credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors as well as payment history and overall trends in past due accounts compared to established thresholds. The Company monitors credit exposure and assesses the adequacy of the allowance for doubtful accounts on a regular basis. Historically, the Company’s allowance has been sufficient for any customer write-offs. Management believes accounts receivable are stated at amounts expected to be collected.

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
Inventories
     Inventories consist primarily of CRTs, electron guns, monitors and electronic parts. Inventories are stated at the lower of cost (primarily first-in, first-out) or market.
     Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEMs, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There have been no significant changes in management’s estimates in fiscal 2007 and 2006; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. Depreciation expense totaled approximately $1.4 million, $1.3 million and $1.2 million for the three fiscal years ended 2007, 2006 and 2005, respectively. Substantial betterments to property, plant and equipment are capitalized and routine repairs and maintenance are expensed as incurred.
     Management reviews and assesses long-lived assets, which includes property, plant and equipment and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, management estimates the future cash flows expected to result from the use of the asset. If the sum of the undiscounted expected cash flows is less than the carrying amount of the asset, an impairment loss is recognized based upon the estimated fair value of the asset.
Goodwill and Other Intangibles
     Goodwill and nonamortizable intangible assets are tested for impairment annually unless events or circumstances exist that would require an assessment in the interim. The Company uses a multiple of EBITDA (earnings before interest, tax, depreciation and amortization expenses) in evaluating the fair value of the monitor operations. As a result of such testing in December 2006 and 2005, the Company determined there was no impairment of goodwill.
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
Stock-Based Compensation Plans
     On March 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires employee share-based compensation to be accounted for under the fair value method and requires the use of an option pricing model for estimating the fair value of stock options at the date of grant. Previously, the Company accounted for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“Statement No. 123”), as amended. Since the exercise price of options equaled the market price of the stock on the date of grant, the stock options had no intrinsic value and, therefore, no expense was recognized for stock options by the Company prior to the beginning of fiscal 2007.
     The Company elected to adopt Statement No. 123(R) using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption.
     For the fiscal year ended February 28, 2007, the Company recognized general and administrative expense of $86,000 related to share-based compensation. After the adoption of SFAS No. 123(R), the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of February 28, 2007, total unrecognized compensation costs related to stock options and shares of restricted stock granted was $273,000. The unrecognized share based compensation cost is expected to be recognized ratably over a period of approximately 3 years.
Comprehensive Income
     SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and presentation of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. Total comprehensive income was approximately $1.9 million, $0.3 million and $3.5 million in the three fiscal years ended 2007, 2006 and 2005, respectively.
Stock Repurchase Program
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a non-time limited continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2007, the Company repurchased 107,035 shares at an average price of $7.42 per share, which have been added to treasury shares on the consolidated balance sheet. Under this program, an additional 551,583 shares remain authorized to be repurchased by the Company at February 28, 2007. As discussed in Note 7, the Loan and Security Agreement executed by the Company on June 29, 2006 included restrictions on investments which restricted further repurchases of stock under this program. In October 2006, the participating banks granted a limited exception to these restrictions, allowing the Company to purchase up to 120,000 shares at a total cost not to exceed $900,000. Remaining purchases allowed under this exemption include 12,965 shares or $106,000.

Taxes on Income
     The Company accounts for income taxes under the asset and liability method prescribed in SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates are recognized as income or expense in the period that includes the enactment date.
Foreign Currency Translations
     Assets and liabilities of foreign subsidiaries are translated using the exchange rate in effect at the end of the year. Revenues and expenses are translated using the average of the exchange rates in effect during the year. Translation adjustments and transaction gains and losses related to long-term inter-company transactions are accumulated as a separate component of shareholders’ equity. The Company has a subsidiary in the United Kingdom, which is not material, and uses the British pound as its functional currency.
Earnings Per Share
     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each year. Shares issued or repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per share is calculated in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period.
     The following is a reconciliation of basic earnings per share to diluted earnings per share for each of the last three years, (in thousands, except for per share data)

		Average
		Shares	Net Income
	Net Income	Outstanding	Per Share
2007
Basic	$1,623	9,648	$0.17
Effect of dilution:
Options	—	190

Diluted	$1,623	9,838	$0.16

2006
Basic	$445	9,684	$0.05
Effect of dilution:
Options	—	280

Diluted	$445	9,964	$0.04

2005
Basic	$3,507	9,673	$0.36
Effect of dilution:
Options	—	200
Convertible debt	35	30

Diluted	$3,542	9,903	$0.36

     Stock options, debentures and other liabilities convertible into 468,000, 91,000 and 91,000 shares respectively of the Company’s common stock were anti-dilutive and were excluded from the fiscal 2007, 2006 and 2005 diluted earnings per share calculation.
Segment Reporting
     The Company applies SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” to report information about operating segments in annual and interim financial reports. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the chief operating decision maker in order to make decisions about allocating resources, and for which discrete financial information is available (see Note 13. Segment Reporting).
Recent Accounting Pronouncements
     In June 2006, FASB ratified the consensus reached by the Emerging EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The Company currently presents these taxes on a net basis and therefore we do not anticipate the adoption of EITF 06-3 will have a material effect on the Company’s consolidated financial statements.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of Interpretation No. 48. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting Interpretation No. 48 is to record an adjustment to opening retained earnings in the year of adoption and should be presented separately. Management is in the process of evaluating the provisions of the interpretation, but does not anticipate that the adoption will have a material impact on the Company’s consolidated financial statements.
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement No.”) 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Management is in the process of assessing the impact of Statement No. 157, but does not expect that it will have a material impact on the Company’s consolidated financial statements.
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
     In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a dual balance-sheet and income-statement approach to assessing the quantitative effects of financial misstatements. SAB 108 also addresses the mechanics of correcting misstatements that include the effects from prior years, and provides for error correction through a one-time cumulative effect adjustment to beginning-of-year retained earnings upon initial adoption. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements for the fiscal year ended February 28, 2007.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This Standard allows companies to elect to apply fair value accounting for certain financial assets and liabilities. FAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, FAS 159 may have on its financial statements.
Note 2. Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
     Information relative to contracts in progress consisted of the following (in thousands):

	February 28,	February 28,
	2007	2006
Costs incurred to date on uncompleted contracts	$4,127	$4,528
Estimated earnings recognized to date on these contracts	1,203	2,585

	5,330	7,113
Billings to date	(2,401)	(7,110)

Costs and estimated earnings in excess of billings, net	$2,929	$3

Costs and estimated earnings in excess of billings	$2,963	$968
Billings in excess of costs and estimated earnings	(34)	(965)

	$2,929	$3

     Costs and estimated earnings in excess of billings are the results of contracts in progress (jobs) in completing orders to customers’ specifications on contracts accounted for under SOP 81-1. Costs included are material, labor and overhead. These jobs require design and engineering effort for a specific customer purchasing a unique product. The Company records revenue on these fixed-price and cost-plus contracts on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable. Billings are generated based on specific contract terms, which might be a progress payment schedule, specific shipments, etc. None of the above contracts in progress contain post-shipment obligations.
     Changes in job performance, manufacturing efficiency, final contract settlements and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The effect of changes in the estimated profitability of contracts for fiscal 2007 was to increase net earnings by approximately $0.9 million, above the amounts which would have been reported had the preceding year contract profitability estimates been used. This increase in profitability was primarily the result of cost savings on raw materials and manufacturing efficiencies gained through acceleration of the delivery schedule for units produced under a major contract for flat panel display products.
     As of February 28, 2007 and February 28, 2006, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 28, 2007 and February 28, 2006, there were no progress payments that had been netted against inventory.
Note 3. Intangible Assets
     Intangible assets consist primarily of the unamortized value of purchased patents/designs, customer lists, non-compete agreements and miscellaneous other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $815,000, $601,000 and $244,065 for fiscal 2007, 2006 and 2005 respectively. As of February 28, 2007 and February 28, 2006, the cost and accumulated amortization of intangible assets was as follows (in thousands):

	February 28, 2007		February 28, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,611	$1,089	$2,968	$658
Non-compete agreements	1,245	552	1,230	301
Patents/designs	765	154	335	78
Other intangibles	149	81	119	24

	$5,770	$1,876	$4,652	$1,061

     Expected amortization expense for the next five years and thereafter is as follows (in thousands):

Year	Amort. Exp.
2008	$940
2009	$883
2010	$664
2011	$238
2012	$182
Thereafter	$987
Note 4. Business Acquisitions
     Effective December 31, 2006, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. located in Loves Park, Illinois. The Cathode Ray Tube Manufacturing and Distribution Business has been an industry leader in the supply of monochrome CRTs used in video display products since 1964. The assets acquired in this transaction have been recorded based on their fair value at the date of acquisition and include inventories of $2,125,000, equipment of $100,000 and certain intellectual property and customer lists of $325,000. Consideration for the assets acquired include a $1.0 million face value Convertible Note Payable, convertible into 120,000 shares of the Company’s common stock, delivered on the closing date, January 9, 2007, an agreement to deliver, on the first anniversary of the closing date, a certificate for $1,125,000 in market value of the Company’s common stock as of that date, and on the second anniversary of the closing date, a certificate for $500,000 in market value of the Company’s common stock as of that date. The agreement to subsequently deliver shares of common stock includes terms which limit the maximum number of shares which may be issued and provide an option for the seller to receive cash in lieu of stock, if the Company’s common stock is selling for less than $7.00 per share on the applicable anniversary dates of the agreement. The Company will record the convertible notes payable net of an implied discount of $75,000. The purchase agreement provides for an adjustment to this base purchase price on the second anniversary of the closing date, to be paid in shares of the Company’s common stock, based on the remaining fair value of the initial inventories on hand as of that date. The purchase agreement also included a $300,000 cash payment on the closing date for a 12 month lease of facilities located in Loves Park. The product development designs and drawings are being amortized over a five year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets.
     In August 2006, the Company acquired certain assets of Hobson Bros. Inc. of Chicago for the production of various molded plastic and rubber parts, wire assemblies and stamped metal parts used primarily in the display industry. The fair value of these assets, including inventories of $30,000, equipment of $168,000 and product development designs and drawings of $50,000, were acquired in exchange for 26,830 shares of the Company’s common stock held as treasury shares. The market value of shares issued was $9.32 at the date of close for a total acquisition cost of $250,000. The product development designs and drawings are being amortized over a five year period. These assets will be integrated into the Company’s Tucker, Georgia facilities.
     On June 22, 2006, the Company acquired the business and assets of EDL Displays, Inc. (“EDL”) located in Dayton Ohio. EDL is noted for its specialized, large-size, ruggedized, high-resolution displays with application in air traffic control, shipboard navigation, simulation, homeland security, and command and control. The assets acquired in this transaction have been recorded based on their fair value at the date of acquisition and include accounts receivable of $120,000, inventories of $400,000, equipment of $50,000 and certain intellectual property and customer lists of $658,000. Total consideration for the assets acquired included a cash payment of $550,000 and the assumption of a $678,000 bank loan. The purchase agreement provides for an adjustment to the purchase price based on final collection of accounts receivable and evaluation of the market value of purchased inventories at the end of a 12 month period of operation. The intellectual property, including product development designs and drawings are being amortized over a five year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets. The EDL business was relocated and merged into the Company’s Pennsylvania based Aydin Displays operation effective December 31, 2006.
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
     The aggregate purchase price has been allocated based on fair values as of the date of the completion of the acquisition as follows (in thousands):

Inventories	$773
Machinery & equipment	74
Product designs, customer lists and other assets	530

$1,377

Note 5. Inventories
     Inventories consisted of the following (in thousands):

	February 28,	February 28,
	2007	2006
Raw materials	$19,540	$18,618
Work-in-process	4,210	3,772
Finished goods	14,980	16,688

	38,730	39,078
Reserves for obsolescence	(5,386)	(4,433)

	$33,344	$34,645

Note 6. Long-Term Debt
     Long-term debt consisted of the following (in thousands):

	February 28,	February 28,
	2007	2006
Note payable to bank syndicate (RBC Centura and Regions Bank); interest rate at LIBOR plus applicable margin as defined per the loan agreement, (7.40% combined rate as of February 28, 2007); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company.	$2,650	$—

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.35% as of February 28, 2007); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	521	540

Mortgage payable to Pennsylvania Industrial Development Authority; interest rate at 4.25%; monthly principal and interest payments of $2.8 payable through October 2017; collateralized by a second priority lien on land and building of Teltron Technologies, Inc.	—	308

Other	16	14

	3,187	862
Financing lease obligations	358	449

	3,545	1,311
Less current maturities	(726)	(140)

	$2,819	$1,171

     Future maturities of long-term debt and capitalized lease obligations are as follows (in thousands):

Year	Amount
2008	$726
2009	718
2010	726
2011	696
2012	277
Thereafter	402

$3,545

Note 7. Lines of Credit

     On June 29, 2006, the Company executed a Loan and Security Agreement with a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Inc. As of February 28, 2007, the outstanding balances of these lines of credit were $10.9 million and $2.7 million, respectively. The available amounts for borrowing were $6.1 million and $0.8 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including the purchase of Company stock), divestitures and certain other changes in the business. The agreement expires in June 2008, and accordingly is classified under long term liabilities on the Company’s balance sheet. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. In conjunction with Loan and Security Agreement, the syndicate also executed a $3.0 million term note with the Company, and the CEO of the Company provided a $6.0 million subordinated term note to the Company. See related information in Notes 6 and 8 to the Consolidated Financial Statements.
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
Note 8. Notes Payable to Officers and Directors
     In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Centura and Regions Bank. The balance outstanding under this loan agreement was approximately $5.8 million at February 28, 2007. Subsequent to fiscal year end, on March 7, 2007, the Company repaid $2.0 million on this loan,
     On February 27, 2006 the Company’s CEO loaned the Company $6.8 million under a note agreement which provided for interest at nine percent or the prime rate plus 1/4 of one percent, whichever was higher, paid monthly. Principal payments were due in a series of monthly payments, with a final payment of $1.0 million due October 1, 2006. The balance outstanding under this loan agreement was $3.0 million at June 29, 2006 when the balance was re-paid in conjunction with the note agreement discussed above.

     In August 2005, the Company’s CEO loaned the Company $1.0 million on a non-interest bearing and due on demand basis, which was repaid in September 2005.
     The Company has a $250,000 term note due December 1, 2008 and a demand note outstanding from another officer, both bearing interest at 8%. Principal payments of $71,000 and $218,000 were made on these notes in fiscal 2007 and 2006, respectively, while additional advances of $220,000 and $171,000 were borrowed on these notes during fiscal 2007 and 2006, respectively. The combined balance outstanding on these notes is $296,000 at February 28, 2007.
Note 9. Convertible Notes Payable
     In connection with the purchase of the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. discussed in Note 4, the Company issued a $1.0 million face value non-interest bearing Convertible Note Payable with a maturity date of January 8, 2008. The note is convertible into 120,000 shares of the Company’s common stock at any time prior to maturity. The Company recognized a $75,000 discount on the debt to reflect the inherent interest in the notes, which will accrete as interest expense over the one year life of the note. Total interest expense accreted on this note during fiscal 2007 was $13,000.
     During fiscal 2004, the Company issued four non-interest bearing notes payable due August 2007, valued at $125,000 each, and convertible at any time into common shares of the Company’s stock at a rate of $12.50 per share. The Company recognized a $150,000 discount on the debt to reflect the inherent interest in the notes. This discount on debt is accreted as interest expense over the three year life of the notes. The discount fully accretes upon conversion of the debt to equity. During the fourth quarter of fiscal 2005, one of the notes was converted into 10,000 shares of the Company’s common stock. During the first quarter of fiscal 2006, another of the notes was converted into 10,000 shares of the Company’s common stock. Total interest expense accreted on these notes during fiscal 2007 and Fiscal 2006 was $25,000 and $56,000, respectively.
Note 10. Accrued Expenses and Warranty Obligations
     The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2007, 2006 and 2005. The Company provides no other guarantees.

	Fiscal Year Ended
	(in thousands)
	2007	2006	2005
Balance at beginning of year	$510	$710	$821
Provision for current year sales	769	1,269	1,021
Warranty costs incurred	(916)	(1,469)	(1,132)

Balance at end of year	$363	$510	$710

     Accrued liabilities consisted of the following (in thousands):

	February 28,	February 28,
	2007	2006
Accrued compensation and benefits	$1,261	$1,362
Accrued liability to issue stock	1,125	—
Accrued warranty	363	510
Accrued customer advances	338	—
Accrued other	967	961

	$4,054	$2,833

Note 11. Stock Options
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
     Information regarding the stock option plans is as follows:

	Number of	Average Exercise
	Shares	Price
	(in thousands)	Per Share
Outstanding at February 29, 2004	302	$2.20
Granted	18	13.30
Exercised	(43)	6.55

Outstanding at February 28, 2005	277	$2.42
Granted	59	12.85
Exercised	(26)	2.53

Outstanding at February 28, 2006	310	$4.57
Granted	—	—
Exercised	(52)	1.67
Forfeited or expired	(24)	3.13

Outstanding at February 28, 2007	234	$5.52

Options exercisable
February 28, 2007	184	$3.53
February 28, 2006	260	2.98
February 28, 2005	272	2.42

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
Range	February 28, 2007	Contractual Life	Average	February 28, 2007	Average
of Exercise Prices	(in thousands)	(in years)	Exercise Price	(in thousands)	Exercise Price
$1.15 – 1.98	80	0.2	$1.52	80	$1.52
2.20 – 3.25	56	4.7	2.67	56	2.67
3.38 – 4.22	27	2.7	3.80	27	3.80
12.85 – 13.30	71	8.6	12.93	21	13.12

	234	4.1	$5.52	184	$3.53

     The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock. The Company calculates the historic volatility based on the weekly stock closing price, adjusted for dividends and stock splits.
     On September 1, 2006, the Company granted 10,000 restricted common stock shares to certain management employees at fair value on the date of grant, $8.12 per share. Total compensation cost associated with the grant, $81,000 will be recognized over the twenty-one month vesting period, at which time the restrictions on the shares will terminate. No forfeitures are expected in relation to this grant due to the limited term of vesting. No stock options were granted during the fiscal year ended February 28, 2007.
     Had compensation cost for the periods prior to adoption of SFAS 123R been determined based upon the fair value at the grant date for awards under the stock option plan consistent with the methodology prescribed under Statement No. 123, the effect on the Company’s pro forma net income and net income per share would have been as follows (in thousands, except per share data):

	Fiscal Year Ended
	February 28,	February 28,
	2006	2005
Net income, as reported	$445	$3,507
Stock-based employee compensation expense, as reported	—	—
Stock-based employee compensation expense determined under fair value basis, net of tax	(87)	(49)

Pro forma net income	$358	$3,458

Net income per share:
Basic –as reported	$0.05	$0.36
Basic –pro forma	$0.04	$0.36
Diluted –as reported	$0.04	$0.36
Diluted– pro forma	$0.04	$0.35

     The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during the years 2006 and 2005 was $6.19 and $3.81, respectively. The weighted average remaining life of options outstanding at February 28, 2007, February 28, 2006 and February 28, 2005 was 4.1, 4.0 and 3.1 years, respectively.
     The fair value of stock options used to compute pro forma net income applicable to common shareholders and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2006 and 2005, respectively: expected volatility of 42% and 43%; a risk-free interest rate of 4.35% and 2.5% and expected lives of 6.4 and 2.0 years; and a dividend yield of 0.00% for all years.
Note 12. Taxes on Income
     Provision for (benefit from) income taxes in the consolidated statements of operations consisted of the following components (in thousands):

	Fiscal Year Ended
	February 28,	February 28,	February 28,
	2007	2006	2005
Current:
Federal	$1,230	$569	$2,533
State	151	109	482
Foreign	31	(75)	—

	1,412	603	3,015

Deferred:
Federal	(207)	(250)	(633)
State	(45)	(48)	(120)

	(252)	(298)	(753)

Total	$1,160	$305	$2,262

     Income before provision for taxes consisted of the following (in thousands):

	Fiscal Year Ended
	February 28,	February 28,	February 28,
	2007	2006	2005
U.S. operations	$2,706	$668	$6,108
Foreign operations	77	82	(339)

	$2,783	$750	$5,769

     The following table shows the reconciliation of federal income taxes at the statutory rate on income before income taxes to the reported provision for income tax (in thousands):

	Fiscal Year Ended
	February 28,	February 28,	February 28,
	2007	2006	2005
Statutory U.S. federal income tax rate	$936	$255	$1,961
State income taxes, net of federal benefit	106	65	239
Foreign operating income (loss)	36	(29)	—
Non-deductible expenses	37	35	62
Other	45	(21)	—

Taxes at effective income tax rate	$1,160	$305	$2,262

     Deferred income taxes as of February 28, 2007 and February 28, 2006 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards.
     The sources of the temporary differences and carryforwards, and their effect on the net deferred tax asset consisted of the following (in thousands):

	February 28,	February 28,
	2007	2006
Deferred tax assets:
Investment capital loss carryforwards	$41	$226
Uniform capitalization costs	446	452
Inventory reserves	2,047	1,707
Accrued liabilities	420	463
Allowance for doubtful accounts	174	147
Amortization of intangibles	554	377
Other	9	147

	3,691	3,519

Valuation allowance	(38)	(240)

Deferred tax liabilities:
Basis difference of property, plant and equipment	(630)	(522)
Other	(52)	(38)

Net deferred tax assets	$2,971	$2,719

Current asset	$3,042	$3,279
Non-current liability	(71)	(560)

	$2,971	$2,719

     Investment loss carryforwards consist primarily of investment losses, which may be utilized to offset any future taxable gains on the sale of investments. Investment loss carryforwards in the amount of $108,000 expire in 2009. The Company has provided a valuation allowance on these loss carryforwards, as full realization of these assets is not considered likely.
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
Note 13. Segment Information

     In accordance with FASB Statement No. 131, “Disclosures about segments of an Enterprise and Related Information” the Company has determined that it has two reportable segments. The two reportable segments are as follows: (1) the manufacture and distribution of displays and display components (“Display Segment”) and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers (“Wholesale Distribution Segment”). The operations within the Display Segment consist of monitors, data display CRTs, entertainment (television and projection) CRTs, projectors and other monitors and component parts. These operations have similar economic criteria, and are appropriately aggregated consistent with the criteria of paragraph 17 of Statement No. 131. The Company’s call center is an integral part of the distribution of electronic consumer parts, consumer and dealer support and technical support functions, with call activity for all of these functions being routed to call employees cross-trained to provide appropriate service. Accordingly the call center is included within the Wholesale Distribution segment.
     Sales to foreign customers were 13%, 14% and 11% of consolidated net sales for fiscal 2007, 2006 and 2005, respectively. Foreign operations are included in the Display Segment.
     The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Segment amounts disclosed reflect elimination entries made in consolidation. The chief operating decision maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of interest expense and income taxes.
     The following table sets forth net sales, income before income taxes, depreciation and amortization, capital expenditures, and identifiable assets for each reportable segment and applicable operations:

	Fiscal Year Ended
	February 28,	February 28,	February 28,
	2007	2006	2005
	(In thousands)
Net Sales
Display Segment
Monitors	$45,072	$49,868	$50,806
Data display CRTs	9,839	10,820	8,509
Entertainment CRTs	2,578	3,661	4,282
Component parts	397	730	813

	57,886	65,079	64,410
Wholesale Distribution Segment	24,053	18,799	18,330

	$81,939	$83,878	$82,740

Income before income taxes
Display Segment
Monitors	$4,847	$4,003	$7,228
Data display CRTs	(16)	(1,943)	(1,097)
Entertainment CRTs	155	510	730

	Fiscal Year Ended
	February 28,	February 28,	February 28,
	2007	2006	2005
	(In thousands)
Component parts	(130)	(685)	(223)

	4,856	1,885	6,638
Wholesale Distribution Segment	(4)	257	15

	4,852	2,142	6,653

Other income ( expense)
Interest expense	(2,086)	(1,474)	(1,060)
Other, net	17	82	176

	$2,783	$750	$5,769

Depreciation & Amortization
Display Segment
Monitors	$1,798	$1,583	$1,148
Data display CRTs	77	43	45
Entertainment CRTs	35	41	96
Component parts	13	46	49

	1,923	1,713	1,338
Wholesale Distribution Segment	327	216	111

	$2,250	$1,929	$1,449

	Fiscal Year Ended
	February 28,	February 28,	February 28,
	2007	2006	2005
	(In thousands)
Capital Expenditures**
Display Segment
Monitors	$344	$1,417	$399
Data display CRTs	271	5	10
Entertainment CRTs	—	3	1
Component parts	12	—	7

	627	1,425	417
Wholesale Distribution Segment	136	1,026	352

	$763	$2,451	$769

**	Includes non-cash additions and additions to fixed assets through business acquisitions.

	February 28,	February 28,	February 28,
	2007	2006	2005
	(In thousands)
Identifiable Assets
Display Segment
Monitors	$44,066	$40,404	$38,264
Data display CRTs	9,559	14,005	12,390
Entertainment CRTs	1,900	1,917	2,121
Component parts	482	1,045	2,224

	56,007	57,371	54,999
Wholesale Distribution Segment	9,080	8,067	7,185

	$65,087	$65,438	$62,184

	Fiscal Year Ended
	February 28,	February 28,	February 28,
	2007	2006	2005
	(In thousands)
Geographic sales information
United States	$71,641	$72,343	$73,639
All other	10,298	11,535	9,101

	$81,939	$83,878	$82,740

Note 14. Benefit Plan
     The Company maintains defined contribution plans that are available to all U.S. employees. The Company accrued $100,000, $119,000 and $159,000 in fiscal years ended 2007, 2006 and 2005, respectively for 401(k) matching contributions.

Note 15. Commitments
Operating Leases
     The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases, expiring at various dates through 2012. These leases provide that the Company pays taxes, insurance and other expenses on the leased property and equipment. Rent expense for all leases was approximately $1.8 million, $1.9 million and $1.8 million in fiscal 2007, 2006 and 2005, respectively.
     Future minimum rental payments due under these leases are as follows (in thousands):

Fiscal Year	Amount
2008	$1,980
2009	1,108
2010	726
2011	172
2012	80
Thereafter	13

$4,079

Related Party Leases
     Included above are leases for manufacturing and warehouse facilities leased from the Company’s Chief Executive Officer under operating leases expiring at various dates through 2009. Rent expense under these leases totaled approximately $314,000, $314,000 and $314,000 in fiscal 2007, 2006 and 2005, respectively.
     Future minimum rental payments due under these leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2008	$294
2009	129

$423

Note 16. Concentrations of Risk and Major Customers
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit.
     The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, television and avionics industries. The Company’s Display Segment had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 45%, 41% and 37% of Display Segment net sales and 34%, 32% and 29% of consolidated net sales in fiscal 2007, 2006 and 2005, respectively. Sales to foreign customers were 13%, 14% and 11% of consolidated net sales in fiscal 2007, 2006 and 2005, respectively. The Company’s Wholesale Distribution Segment, Fox International, had net sales to one customer that comprised approximately 19%, 25% and 24% of that subsidiary’s net sales in fiscal 2007, 2006 and 2005, respectively. The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Note 17. Supplemental Cash Flow Information

	Fiscal Year Ended
	(in thousands)
	February 28,	February 28,	February 28,
	2007	2006	2005
Cash paid for:

Interest	$2,098	$1,515	$967

Income taxes, net of refunds	$109	$3,445	$1,363

     Non-cash investing and financing activities:
     During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp., including inventory, fixed assets and various other assets of $2,550,000. Consideration for the assets acquired include a $1.0 million face value Convertible Note Payable convertible into 120,000 shares of the Company’s common stock, an agreement to deliver, on the first anniversary of the closing date, a certificate for $1,125,000 in market value of the Company’s common stock as of that date, and on the second anniversary of the closing date, a certificate for $500,000 in market value of the Company’s common stock as of that date. The agreement to subsequently deliver shares of common stock includes terms which limit the maximum number of shares which may be issued and provide an option for the seller to receive cash in lieu of stock, if the Company’s common stock is selling for less than $7.00 per share on the applicable anniversary dates of the agreement.
     Also during 2007, the Company acquired certain assets of Hobson Bros. Inc., including inventory, fixed assets and various other assets of $250,000 in exchange for $250,000 of the Company’s common stock.
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

Note 18. Selected Quarterly Financial Data (unaudited)
     The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 28, 2007 and February 28, 2006, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Net Sales	$18,598	$19,832	$22,298	$21,211
Gross profit	5,564	6,810	7,985	7,233
Net income (loss)	(235)	385	1,016	457
Basic net income (loss) per share	$(0.02)	$0.04	$0.11	$0.05
Diluted net income (loss) per share	$(0.02)	$0.04	$0.10	$0.04

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Net Sales	$20,442	$23,332	$19,676	$20,428
Gross profit	6,536	7,604	6,445	3,917
Net income (loss) (a)	606	1,116	255	(1,532)
Basic net income (loss) per share	$0.06	$0.12	$0.03	$(0.16)
Diluted net income (loss) per share	$0.06	$0.11	$0.03	$(0.15)

(a)	Fourth quarter adjustments consisted of $626,000, net of tax, inventory adjustments related to perpetual to physical inventory and pricing adjustments.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     The Board of Directors of the Company engaged Carr, Riggs & Ingram, LLC, as independent accountants for the Company and its subsidiaries for the fiscal year ended February 28, 2007. Tauber & Balser, P.C., Atlanta, Georgia served as the Company’s independent accountants for fiscal 2006 through the first quarter of fiscal 2007 and BDO Seidman, LLP served as the Company’s independent accountants from 1995 through the first quarter of fiscal 2006.
     Carr, Riggs & Ingram, LLC’s reports on the Company’s financial statements for the fiscal year ended February 28, 2007, Tauber & Balser P.C.’s reports on the Company’s financial statements for the fiscal year ended February 28, 2006 and BDO Seidman, LLP’s reports on the Company’s financial statements for the fiscal year ended February 28, 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. For the fiscal year ended February 28, 2007, there has been no disagreement between the Company and Carr, Riggs & Ingram, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. For the fiscal years ended February 28, 2006 and February 28, 2005, respectively, and up to the date of Tauber & Balser, P.C.’s and BDO Seidman, LLP’s resignations as the Company’s independent accountants, there were no disagreement between the Company and Tauber &

Balser, P.C. or BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
     As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006, on June 9, 2006 Tauber & Balser, PC notified the Audit committee of a material weakness in the Registrant’s internal control structure. The areas that were deemed to contain material weakness surrounded the failure to have in place adequate controls to ensure inventory costing was appropriately accounted for in accordance with the Company’s accounting policy; and the failure to have adequate controls to ensure reconciliation of pertinent account balances with the underlying records and general ledger in a timely manner, which could affect the reported results for the accounting period.
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
Item9A. Controls and Procedures.
Evaluation of disclosure controls and procedures.
     Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (The “Exchange” Act) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer.
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year which is the subject of the Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective.
     The required certifications of our Chief Executive Officer and our acting Chief Financial Officer are included as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures and changes to internal control referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.
Changes in internal controls
     During the fiscal year ended February 28, 2007, the Company initiated changes in its internal control over financial reporting to address material weaknesses discussed in the 2006 Annual Report on Form 10-K. Subsequent to the end of the fiscal year ended February 28, 2006, the Company hired replacement financial reporting personnel with the requisite skills, who were trained in the Company’s reporting procedures and controls. The monthly, quarterly and annual closing processes were documented and the participating members of the financial staff were cross-trained on upgraded procedures. Management believes that these training procedures and the replacement of financial reporting personnel remediated the material weaknesses disclosed in the 2006 Annual Report on Form 10-K.
     There have not been any other changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     Subsequent to the end of the fiscal year ended February 28, 2007, the Company’s Chief Financial Officer resigned and the Company has retained a new CFO to assume the CFO duties.
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
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2007 fiscal year end (the “2007 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2007 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.
Item 11. Executive Compensation.

     The information contained in the 2007 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information contained in the 2007 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information contained in the 2007 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.
Item 14. Principal Accounting Fees and Services.
     The information contained in the 2007 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this Report:
1.	Financial Statements:
     The following consolidated financial statements of the Company and its consolidated subsidiaries and the Reports of the Independent Registered Public Accounting Firms are included in Part II, Item 8.

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of February 28, 2007 and February 28, 2006
Consolidated Statements of Operations — Fiscal Years Ended February 28, 2007, February 28, 2006 and February 28, 2005
Consolidated Statements of Shareholders’ Equity and Comprehensive Income – Fiscal Years Ended February 28, 2007, February 28, 2006 and February 28, 2005
Consolidated Statements of Cash Flows — Fiscal Years Ended February 28, 2007, February 28, 2006 and February 28, 2005
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules
     Schedule II — Valuation and Qualifying Accounts (with auditors reports)
(b)	Exhibits

Exhibit
Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(b)	Lease dated January 1, 1992 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia (incorporated by reference to Exhibit 10(i) to the Company’s 1995 Annual Report on Form 10-K).

10(c)	Lease dated November 1, 2003 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia (incorporated by reference to Exhibit 10(c) to the Company’s 2004 Annual Report on Form 10-K).

10(h)	Loan and Security Agreement and related documents, dated June 14, 2006, among Video Display Corporation and Subsidiaries and RBC Centura Bank and Regions Bank as lenders and RBC Centura Bank as collateral agent (incorporated by reference to Exhibit 10(h) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10(i)	$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10(j)	Video Display Corporation 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A).

21	Subsidiary companies

23.1	Consent of Carr, Riggs & Ingram, LLC

23.2	Consent of Tauber & Balser, PC

23.3	Consent of BDO Seidman, LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 2007	VIDEO DISPLAY CORPORATION
	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway Ronald D. Ordway	Chief Executive Officer, Treasurer and Director	June 12, 2007

/s/ Erv Kuczogi Erv Kuczogi	President and Director	June 12, 2007

/s/ Carolyn Howard Carolyn Howard	Director	June 12, 2007

/s/ Peter Frend Peter Frend	Director	June 12, 2007

/s/ Ernest J. Thibeault, III Ernest J. Thibeault, III	Director	June 12, 2007

/s/ Thomas D. Clinton Thomas D Clinton	Director	June 12, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Video Display Corporation
Tucker, Georgia
Our audit of the consolidated financial statements referred to in our report dated June 12, 2007 included elsewhere in this Annual Report on Form 10-K also included the financial statement schedule of Video Display Corporation, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Video Display Corporation’s management. Our responsibility is to express an opinion based on our audit of the consolidated financial statements.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Carr, Riggs & Ingram, LLC
Atlanta, Georgia
June 12, 2007

Report of Independent Registered Public Accounting Firm
Video Display Corporation
Tucker, Georgia
     The audit referred to in our report dated May 26, 2006, except for the effect of the matter described in Note 21, Subsequent Event, to the consolidated financial statements, included in the Annual Report (Form 10-K) for the year ended February 28, 2006 (not presented herein), as to which date is June 9, 2006, relating to the consolidated financial statements of Video Display Corporation and subsidiaries, which are contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying schedule. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audit.
     In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.
/s/ Tauber & Balser, P.C.
Atlanta, Georgia
May 26, 2006, except for the effect
Of the matter described in Note 21,
Subsequent Event, to the consolidated
Financial statements, included in the
Annual Report (Form 10-K) for the
year ended February 28, 2006 (not
presented herein), as to which the
date is June 9, 2006

Report of Independent Registered Public Accounting Firm
Video Display Corporation
Tucker, Georgia
The audit referred to in our report dated June 14, 2005, except for the effect of the matters described in Note 2, Prior Period Restatement, to the consolidated financial statements included in the Annual Report (Form 10-K) for the year ended February 28, 2006 (not presented herein), as to which the date in June 8, 2006, relating to the 2005 consolidated financial statements of Video Display Corporation and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the 2005 financial statement schedule listed in the accompanying schedule. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audit.
     In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

Atlanta, Georgia	/s/ BDO Seidman, LLP
June 14, 2005, except for the
effect of the matters described in
Note 2, Prior Period Restatement, to the
consolidated financial statements included
in the Annual Report (Form10-K) for the
year ended February 28, 2006 (not presented
herein), as to which the date is June 8, 2006

VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Allowance for doubtful accounts:
February 28, 2007	$381	$96	$—	$19	$458
February 28, 2006	339	216	—	174	381
February 28, 2005	251	186	—	98	339

Reserves for inventory:
February 28, 2007	$4,433	$1,748	$—	$795	$5,386
February 28, 2006	3,057	1,900	—	524	4,433
February 28, 2005	2,506	1,386	—	835	3,057