Form 10-Q
period 2007-05-31
VIDEO DISPLAY CORP
filed 2007-07-23
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2007.
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 31, 2007, the registrant had 9,649,670 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	May 31,	February 28,
	2007	2007
	(unaudited)
Assets
Current Assets
Cash	$902	$1,226
Accounts receivable, less allowance for doubtful accounts of $485 and $458	11,042	10,497
Inventories, net	33,157	33,344
Cost and estimated earnings in excess of billings on uncompleted contracts	2,959	2,963
Deferred income taxes	3,205	3,042
Prepaid expenses and other	664	737

Total current assets	51,929	51,809

Property, plant and equipment:
Land	585	585
Buildings	8,237	8,223
Machinery and equipment	20,417	20,196

	29,239	29,004
Accumulated depreciation and amortization	(21,432)	(21,084)

Net property, plant, and equipment	7,807	7,920

Goodwill	1,343	1,343
Intangible assets, net	3,659	3,894
Other assets	121	121

Total assets	$64,859	$65,087

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands)

	May 31,	February 28,
	2007	2007
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,954	$6,325
Accrued liabilities	4,156	4,054
Billings in excess of cost and estimated earnings on uncompleted contracts	—	34

Current maturities of notes payable to officers and directors	442	446
Convertible notes payable, net of discount of $50 and $75 respectively	1,200	1,175
Income taxes payable	488	61
Current maturities of long-term debt and financing lease obligations	719	726

Total current liabilities	11,959	12,821

Lines of credit	15,736	13,593
Long-term debt, less current maturities	2,394	2,550
Financing lease obligations, less current maturities	251	269
Notes payable to officers and directors, less current maturities	3,510	5,619
Other long term liabilities	623	623
Deferred income taxes	51	71

Total liabilities	34,524	35,546

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,702 and 9,649 issued and outstanding at May 31, 2007 and 9,707 and 9,600 issued and outstanding at February 28, 2007	7,292	7,284
Additional paid-in capital	196	171
Retained earnings	24,229	23,376
Accumulated other comprehensive income	132	95
Treasury stock, 184 and 166 shares at cost	(1,514)	(1,385)

Total shareholders’ equity	30,335	29,541

Total liabilities and shareholders’ equity	$64,859	$65,087

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended
	May 31,
	2007	2006
Net sales	$21,465	$18,598

Cost of goods sold	13,925	13,034

Gross profit	7,540	5,564

Operating expenses
Selling and delivery	1,922	1,915
General and administrative	3,885	3,551

	5,807	5,466

Operating profit	1,733	98

Other income (expense)
Interest expense	(471)	(501)
Other, net	65	43

	(406)	(458)

Income (loss) before income taxes	1,327	(360)

Provision for (benefit of) income taxes	474	(125)

Net income (loss)	$853	$(235)

Basic earnings (loss) per share of common stock	$.09	$(.02)

Diluted earnings (loss) per share of common stock	$.09	$(.02)

Basic weighted average shares outstanding	9,655	9,703

Diluted weighted average shares outstanding	9,716	9,921

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended May 31, 2007 (unaudited)
(in thousands)

					Accumulated
			Additional		Other		Compre-
	Common	Share	Paid-in	Retained	Comprehensive	Treasury	hensive
	Shares	Amount	Capital	Earnings	Income	Stock	Income
Balance, February 28, 2007	9,600	$7,284	$171	$23,376	$95	$(1,385)

Net income	—	—	—	853	—	—	$853
Foreign currency translation adjustment	—	—	—	—	37	—	37

Total comprehensive income	—	—	—	—	—	—	$890

Issuance of common stock under stock option plan	67	8	—	—	—	—
Repurchase of Treasury Stock	(18)	—	—	—	—	(129)
Share based compensation	—	—	25	—	—	—

Balance, May 31, 2007	9,649	$7,292	$196	$24,229	$132	$(1,514)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	May 31,
	2007	2006
Operating Activities
Net income (loss)	$853	$(235)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	583	478
Provision for doubtful accounts	27	51
Provision for inventory reserve	103	203
Non-cash charge for share based compensation	25	13
Deferred income taxes	(183)	(137)
Interest on convertible note	25	6

Changes in working capital, net of effects from acquisitions:
Accounts receivable	(571)	(361)
Inventories	83	(899)
Prepaid expenses and other current assets	73	154
Accounts payable and accrued liabilities	(1,269)	(1,052)
Cost, estimated earnings and billings, net, on uncompleted contracts	(30)	—
Income taxes payable	426	—

Net cash provided by (used in) operating activities	145	(1,779)

Investing Activities
Capital expenditures	(235)	(40)

Net cash used in investing activities	(235)	(40)

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	May 31,
	2007	2006
Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	6,449	10,221
Payments on long-term debt, lines of credit and financing lease obligations	(4,486)	(3,916)
Proceeds from loans from officers and directors	—	220
Repayments of loans from officers and directors	(2,113)	(3,800)
Purchases and retirements of common stock and purchase of treasury stock	(129)	—
Proceeds from exercise of stock options	8	23

Net cash (used in) provided by financing activities	(271)	2,748

Effect of exchange rate changes on cash	37	192

Net (decrease) increase in cash	(324)	1,121

Cash, beginning of period	1,226	1,577

Cash, end of period	$902	$2,698

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
May 31, 2007
Note 1. – Summary of Significant Accounting Policies
          The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions.
          As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2007, as filed with the Commission. There have been no material changes in accounting policy during the three months ended May 31, 2007.
          The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 28, 2007 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U. S. generally accepted accounting principles.
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
Note 2. – New Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting Interpretation No. 48 is to record an adjustment to opening retained earnings in the year of adoption and should be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of Interpretation No. 48. Management has evaluated the provisions of the interpretation and the adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.
          In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3(“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The company presents these taxes on a net basis and the adoption of EITF 06-3 does not have a material effect on the Company’s consolidated financial statements.

Video Display Corporation and Subsidiaries
May 31, 2007
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement No.”) 157, Fair Values Measurements. Statements No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. The adoption of Statement No. 157 does not have a material impact on the Company’s consolidated financial statements.
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
Note 3. – Business Acquisition
               Effective December 31, 2006, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. located in Loves Park, Illinois. The Cathode Ray Tube Manufacturing and Distribution Business has been an industry leader in the supply of monochrome CRTs used in video display products since 1964. The assets acquired in this transaction have been recorded based on their fair value at the date of acquisition and include inventories of $2,125,000, equipment of $100,000 and certain intellectual property and customer lists of $325,000. Consideration for the assets acquired include a $1.0 million face value Convertible Note Payable, convertible into 120,000 shares of the Company’s common stock, delivered on the closing date, January 9, 2007, an agreement to deliver, on the first anniversary of the closing date, a certificate for $1,125,000 in market value of the Company’s common stock as of that date, and on the second anniversary of the closing date, a certificate for $500,000 in market value of the Company’s common stock as of that date. The agreement to subsequently deliver shares of common stock includes terms which limit the maximum number of shares which may be issued and provide an option for the seller to receive cash in lieu of stock, if the Company’s common stock is selling for less than $7.00 per share on the applicable anniversary dates of the agreement. The Company recorded the convertible notes payable net of an implied discount of $75,000. The purchase agreement provides for an adjustment to this base purchase price on the second anniversary of the closing date, to be paid in shares of the Company’s common stock, based on the remaining fair value of the initial inventories on hand as of that date. The purchase agreement also included a $300,000 cash payment on the closing date for a 12 month lease of facilities located in Loves Park. The product development designs and drawings are being amortized over a five year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets.
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

Video Display Corporation and Subsidiaries
May 31, 2007
year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets. The EDL business was relocated and merged into the Company’s Pennsylvania based Aydin Displays operation effective December 31, 2006.
Note 4. — Inventories
          Inventories are stated at the lower of cost (first in, first out) or market.
          Inventories consisted of the following (in thousands):

	May 31,	February 28,
	2007	2007
Raw materials	$19,022	$19,540
Work-in-process	5,120	4,210
Finished goods	14,505	14,980

	38,647	38,730
Reserves for obsolescence	(5,490)	(5,386)

	$33,157	$33,344

Note 5. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
Information relative to contracts in progress consisted of the following

	May 31,	February 28,
	2007	2007
Costs incurred to date on uncompleted contracts	$4,754	$9,733
Estimated earnings recognized to date on these contracts	1,578	6,769

	6,332	16,502
Billings to date	(3,373)	(13,573)

Costs and estimated earnings in excess of billings, net	$2,959	$2,929

Costs and estimated earnings in excess of billings	$2,959	$2,963
Billings in excess of costs and estimated earnings	—	(34)

	$2,959	$2,929

Video Display Corporation and Subsidiaries
May 31, 2007
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
          As of May 31, 2007 and February 28, 2007, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of May 31, 2007 and February 28, 2007, there were no progress payments that had been netted against inventory.

Video Display Corporation and Subsidiaries
May 31, 2007
Note 6. — Intangible Assets
          Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $235,000 and $160,000 for the three months ended May 31, 2007 and 2006, respectively.
          The cost and accumulated amortization of intangible assets was as follows (in thousands).

	May 31, 2007		February 28, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,611	$1,226	$3,611	$1,089
Non-compete agreements	1,245	615	1,245	552
Patents	765	184	765	154
Other intangibles	149	86	149	81

	$5,770	$2,111	$5,770	$1,876

Video Display Corporation and Subsidiaries
May 31, 2007
Note 7. – Long-term Debt and Financing Lease Obligations
          Long-term debt and financing lease obligations consisted of the following (in thousands):

	May 31,	February 28,
	2007	2007
Note payable to bank syndicate (RBC Centura and Regions Bank); interest rate at LIBOR plus applicable margin as defined per the loan agreement, (7.40% combined rate as of May 31, 2007); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company.	$2,500	$2,650

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.35% as of May 31, 2007); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc	515	521

Other	13	16

	3,028	3,187
Financing lease obligations	336	358

	3,364	3,545
Less current maturities	(719)	(726)

	$2,645	$2,819

Note 8. — Lines of Credit
          On June 29,2006, Video Display Corporation and Subsidiaries executed a Loan and Security Agreement with a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Inc. As of May 31,2007, the outstanding balances of these lines of credit were $12.2 million and $3.5 million, respectively and the available amounts for borrowing were $4.8 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The agreement expires in June 2009, and accordingly is classified under long term liabilities on the Company’s balance sheet. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. In conjunction with Loan and Security Agreement, the syndicate also executed a $3.0 million term note with the Company, and the CEO of the Company provided a $6.0 million subordinated term note to the company.

Video Display Corporation and Subsidiaries
May 31, 2007
Note 9. – Segment Information
          Condensed segment information is as follows (in thousands):

	Three Months
	Ended May 31,
	2007	2006
Net sales
Display segment	$14,659	$13,981
Wholesale distribution segment	6,806	4,617

	$21,465	$18,598

Operating profit
Display segment	$1,596	$323
Wholesale distribution segment	137	(225)

Income from operations	1,733	98

Interest expense	(471)	(501)
Other income, net	65	43

Income (loss) before income taxes	$1,327	$(360)

Note 10. – Supplemental Cash Flow Information
          Supplemental cash flow information is as follows (in thousands):

	Three Months
	Ended May 31,
	2007	2006
Cash Paid for:
Interest	$492	$468

Income taxes, net of refunds	$31	$27

Video Display Corporation and Subsidiaries
May 31, 2007
Note 11. – Shareholder’s Equity
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
          The following table sets forth the computation of basic and diluted earnings (loss) per share for the three month periods ended May 31, 2007 and 2006 (in thousands, except per share data):

		Weighted
		Average	Earnings
	Net	Common Shares	(Loss) Per
	Income (Loss)	Outstanding	Share
Three months ended May 31, 2007
Basic	$853	9,655	$0.09
Effect of dilution:
Convertible debt	—	—
Options	—	61

Diluted	$853	9,716	$0.09

Three months ended May 31, 2006
Basic	$(235)	9,703	$(0.02)
Effect of dilution:
Convertible debt	—	20
Options	—	198

Diluted	$(235)	9,921	$(0.02)

Video Display Corporation and Subsidiaries
May 31, 2007
Stock-Based Compensation Plans
          For the three month period ended May 31, 2007 and May 31,2006, the Company recognized general and administrative expense of $25,626 and $13,500 respectively related to share-based compensation. After the adoption of SFAS No. 123(R), the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of May 31, 2007, total unrecognized compensation costs related to stock options granted was $23,200. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 5 years.
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
          No options were granted during the three month periods ended May 31, 2007 and 2006.
Stock Repurchase Program
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a non-time limited continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the first quarter ended May 31, 2007, the Company repurchased 17,815 shares at an average price of $7.28 per share, which have been added to treasury shares on the consolidated balance sheet. Under this program, an additional 533,768 shares remain authorized to be repurchased by the Company at May 31, 2007. The Loan and Security Agreement executed by the Company on June 29, 2006 included restrictions on investments which restricted further repurchases of stock under this program. The company currently is authorized by the bank to repurchase in excess of 100,000 additional shares.
Note 12. – Comprehensive Income
          Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income/(loss) and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. During the three months ended May 31, 2007 and 2006, total comprehensive income (loss) was $0.9 million and $(0.04) million, respectively.
Note 13. – Related Party Transactions
     In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Centura and Regions Bank. The balance outstanding under this loan agreement was approximately

Video Display Corporation and Subsidiaries
May 31, 2007
$3.7 million at May 31, 2007 after an early reduction of $2.0 million and $5.8 million at February 28, 2007. Interest paid during the quarter ending May 31, 2007 and May 31, 2006 on this note was $129,342 and $80,178.
     The Company has a $250,000 term note due December 1, 2008 and a demand note outstanding from another officer, both bearing interest at 8%. Interest on the demand note for the quarter ending May 31, 2007 was $5,518. Principal payments of $14,000 were made on these notes in the first quarter.
Note 14. – Convertible Notes Payable
               In connection with the purchase of the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. discussed in Note. 5, the Company issued a $1.0 million face value non-interest bearing Convertible Note Payable with a maturity date of January 8, 2008. The note is convertible into 120,000 shares of the Company’s common stock at any time prior to maturity. The Company recognized a $75,000 discount on the debt to reflect the inherent interest in the notes, which will accrete as interest expense over the one year life of the note. Total interest expense accreted on this note for the quarter ending May 31, 2007 was $19,000.
          During fiscal 2004, the Company issued four non-interest bearing notes payable due August 2007, valued at $125,000 each, and convertible at any time into common shares of the Company’s stock at a rate of $12.50 per share. The Company recognized a $150,000 discount on the debt to reflect the inherent interest in the notes. This discount on debt is accreted as interest expense over the three year life of the notes. The discount fully accretes upon conversion of the debt to equity. During the fourth quarter of fiscal 2005, one of the notes was converted into 10,000 shares of the Company’s common stock. During the first quarter of fiscal 2006, another of the notes was converted into 10,000 shares of the Company’s common stock. Total interest expense accreted on these notes for the quarter ending May 31, 2007 and May 31, 2006 was $6,250 and $6,250 respectively.
Note 15. – Disposal of Assets
          Effective May 31, 2006, the Company sold the net assets of the Wintron Technology division, primarily accounts receivable, inventory, and property, plant and equipment, through a leveraged buyout to a group including managers and shareholders of the Company. Total proceeds from the sale at book value were approximately $354,000, resulting in no gain or loss. Net sales from the Wintron facility for three months ended May 31,2006 were $126,000, producing a loss before income taxes of $101,000.

Video Display Corporation and Subsidiaries
May 31, 2007
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company’s 2007 Annual Report to Shareholders, which included audited financial statements and notes thereto for the fiscal year ended February 28, 2007, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two segments — (1) the manufacture and distribution of monitors, projection systems and CRT displays and (2) the wholesale distribution of consumer electronic parts. The display segment is organized into four interrelated operations aggregated into one operating segment pursuant to the aggregation criteria of SFAS 131:
•	Monitors – offers a complete range of CRT, flat panel and projection display systems for use in training and simulation, military, medical and industrial applications.

•	Data Display CRTs– offers a complete range of CRTs for use in data display screen, including computer terminal monitors and medical monitoring equipment.

•	Entertainment CRTs– offers a wide range of CRTs and projection tubes for television and home theater equipment.

•	Component Parts – provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.
     During Fiscal 2008, management of the Company is focusing key resources on strategic efforts to dispose of unprofitable operations and seek acquisition opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. In addition, the Company plans to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:
     Inventory management - the Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.
     Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at May 31, 2007 and February 28, 2007, believes its reserves to be adequate.
     Interest rate exposure – The Company had outstanding bank debt in excess of $18.0 million as of May 31, 2007, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board over the past four fiscal quarters and potential continued rate hikes have negatively affected the

Video Display Corporation and Subsidiaries
May 31, 2007
Company’s earnings and will continue to negatively impact the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
Results of Operations
     The following table sets forth, for the three months ended May 31, 2007 and 2006, the percentages which selected items in the Statements of Operations bear to total sales:

	Three Months
	Ended May 31,
	2007	2006
Sales
Display Segment
Monitors	46.0%	56.8%
Data Display CRTs	18.6	13.6
Entertainment CRTs	3.0	4.0
Electron Guns and Components	0.7	0.8

Total Display Segment	68.3%	75.2%
Wholesale Distribution Segment	31.7	24.8

	100.0%	100.0%
Costs and expenses
Cost of goods sold	64.9%	70.1%
Selling and delivery	9.0	10.3
General and administrative	18.1	19.1

	92.0%	99.5%

Income from Operations	8.0%	0.5%

Interest expense	(2.2)%	(2.7)%
Other income, net	0.3	0.2

Income (loss) before income taxes	6.1%	(2.0)%
Benefit (Provision) for income taxes	2.2	.7

Net Income (loss)	3.9%	1.3%

Video Display Corporation and Subsidiaries
May 31, 2007
Net sales
     Consolidated net sales increased $2.9 million for the three months ended May 31, 2007 compared to the three months ended May 31, 2006. Display segment sales increased $.7 million for the three-month comparative period and sales within the Wholesale Distribution segment increased $2.2 million for the three-month comparative period.
     The net increase in Display Segment sales for the three months ended May 31, 2007 is primarily attributed to the sales from the acquisition of Clinton Electronics’ CRT manufacturing operations, as compared to the same period ended May 31, 2006. The Monitor revenues declined $.7 million over the three-month period primarily due to the fulfillment of a military contract for replacement CRTs early in fiscal 2007, which had not been renewed. Shipments under this program have been reinstated in the first quarter of fiscal 2008. The Data Display CRT revenues increased $1.5 million over the three-month period primarily due to the acquisition of the Clinton facility and replacement CRTs shipped from Data Display compared to the prior year period. Entertainment CRTs revenues declined $0.01 million over the comparable three-month period. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Growth in this division will be negatively impacted by the decreasing number of extended warranties sold for the larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.
Gross margins
     Consolidated gross margins increased from 29.9% for the three months ended May 31, 2006 to 35.1% for the three months ended May 31, 2007.
     Display segment margins increased from 18.0% to 20.6% for the comparative three month period. Gross margins within the Monitor segment decreased to 12.5% for the three months ended May 31, 2007 from 15.5% for the three months ended May 31, 2006. This decrease is primarily attributable to the impact of reduced volume of sales in the Monitor segment in Fiscal 2007, as well as by higher than expected design costs on certain flat panel products during the three months ended May 31, 2007. Data display gross margins increased from .5% for the three months ended May 31, 2006 to 6.6% for the three months ended May 31, 2007, due to the impact of the increased sales volume during the three months ended May 31, 2007. Gross margins in home entertainment CRTs decreased from 1.9% for the three months ended May 31, 2006 to 1.4% for the three months ended May 31, 2007, due to the impact of the reduced sales volume. Gross margins from Component Parts sold were flat for the three months ended May 31, 2006 compared to the three months ended May 31, 2007 at 0.2%.
Operating expenses
     Operating expenses as a percentage of sales decreased from 29.4% for the three months ended May 31, 2006 to 27.1% for the three months ended May 31, 2007.
     Display segment operating expenses decreased 2.3% for the three month period as compared to the comparable prior year period.
     Wholesale Distribution segment operating expenses increased $0.4 million compared to the three month period a year ago, primarily due to additional expenses associated with the call center which was expanded during the second half of Fiscal 2006. These expenses (primarily payroll and telephone) are classified in general and administrative expense in the consolidated financial statements.

Video Display Corporation and Subsidiaries
May 31, 2007
Interest expense
     Interest expense decreased $0.03 million for the three months ended May 31, 2007 as compared to the same period a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. These decreases in interest expense reflect lower average borrowings outstanding.
Income taxes
     The effective tax rate for the three months ended May 31, 2007 and May 31, 2006 was 35.6% and 34.7%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.
     The company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes in the first quarter ending May 31,2007. See Note 2.
Foreign currency translation
     Gains or losses resulting from the transactions with the Company’s UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity. There were no significant gains or losses recognized in either period related to the UK subsidiary.
Liquidity and Capital Resources
     As of May 31, 2007, the Company had total cash of $.9 million. The Company’s working capital was $39.9 million and $39.9 million at May 31, 2007 and February 28, 2007, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions and dividends.
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
     Cash provided by operations for the three months ended May 31, 2007 was $.1 million as compared to cash used of $1.8 million for the three months ended May 31, 2006. This net increase in cash provided is primarily the result of a decrease in inventories and an increase in taxes payable in addition to the impact of the increased net income compared to the same period last year.
     Investing activities used cash of $235,000 related to the purchase of various equipment items during the three months ended May 31, 2007, compared to cash used of $40,000 during the three months ended May 31, 2006.
     Financing activities used cash of $.3 million for the three months ended May 31, 2007, compared to cash provided of $2.8 million for the three months ended May 31, 2006, reflecting a payment against a loan from the Company’s Chief Executive Officer and the purchases of Treasury stock.

Video Display Corporation and Subsidiaries
May 31, 2007
     The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under this program, an additional 533,768 shares remain authorized to be repurchased by the Company at May 31, 2007. The Loan and Security Agreement executed by Company on June, 29, 2006 includes restrictions on investments which currently restrict further repurchases of stock under this program.
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

Video Display Corporation and Subsidiaries
May 31, 2007
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
Allowance for doubtful accounts
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
Recent Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting Interpretation No. 48 is to record an adjustment to opening retained earnings in the year of adoption and should be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of Interpretation No. 48. Management has evaluated the provisions of the interpretation and the adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

Video Display Corporation and Subsidiaries
May 31, 2007
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3(“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The company presents these taxes on a net basis and the adoption of EITF 06-3 does not have a material effect on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement No.”) 157, Fair Values Measurements. Statements No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. The adoption of Statement No. 157 does not have a material impact on the Company’s consolidated financial statements.
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
Forward-Looking Information and Risk Factors
     This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report of Form 10-K for the year ended February 28, 2007 could cause actual results to differ materially.

Video Display Corporation and Subsidiaries
May 31, 2007
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $21.9 million of outstanding debt at May 31, 2007 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at May 31, 2007. The Company does not trade in derivative financial instruments.
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
     Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2007.
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

Video Display Corporation and Subsidiaries
May 31, 2007
PART II
Item 1. Legal Proceedings
No new material legal proceedings or material changes in existing litigation occurred during the quarter ended May 31, 2007.
Item 1A. Risk Factors
Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2007. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None.

Video Display Corporation and Subsidiaries
May 31, 2007
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

VIDEO DISPLAY CORPORATION
July 23, 2007	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 23, 2007	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer