Form 10-Q
period 2007-08-31
VIDEO DISPLAY CORP
filed 2007-10-15
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2007.
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 12, 2007, the registrant had 9,595,105 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

ITEM 1. FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	August 31,	February 28,
	2007	2007
	(unaudited)
Assets
Current Assets
Cash	$2,177	$1,226
Accounts receivable, less allowance for doubtful accounts of $546 and $458	12,000	10,497
Inventories, net	33,198	33,344
Cost and estimated earnings in excess of billings on uncompleted contracts	3,495	2,963
Deferred income taxes	3,200	3,042
Income Taxes Refundable	72	—
Prepaid expenses and other	523	737

Total current assets	54,665	51,809

Property, plant and equipment:
Land	585	585
Buildings	8,251	8,223
Machinery and equipment	20,600	20,196

	29,436	29,004
Accumulated depreciation and amortization	(21,781)	(21,084)

Net property, plant, and equipment	7,655	7,920

Goodwill	1,343	1,343
Intangible assets, net	3,424	3,894
Deferred income taxes	61	—
Other assets	119	121

Total assets	$67,267	$65,087

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands)

	August 31,	February 28,
	2007	2007
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$6,185	$6,325
Accrued liabilities	4,430	4,054
Billings in excess of cost and estimated earnings on uncompleted contracts	4	34

Current maturities of notes payable to officers and directors	416	446
Convertible notes payable, net of discount of $25 and $75	975	1,175
Income taxes payable	—	61
Current maturities of long-term debt and financing lease obligations	720	726

Total current liabilities	12,730	12,821

Lines of credit	16,149	13,593
Long-term debt, less current maturities	2,239	2,550
Financing lease obligations, less current maturities	226	269
Notes payable to officers and directors, less current maturities	4,128	5,619
Other long term liabilities	623	623
Deferred income taxes	—	71

Total liabilities	36,095	35,546

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,859 and 9,766 issued and outstanding at August 31, 2007 and 9,707 and 9,600 issued and outstanding at February 28, 2007	7,293	7,284
Additional paid-in capital	104	171
Retained earnings	25,466	23,376
Accumulated other comprehensive income	165	95
Treasury stock, 228 and 166 shares at cost	(1,856)	(1,385)

Total shareholders’ equity	31,172	29,541

Total liabilities and shareholders’ equity	$67,267	$65,087

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
Net sales	$22,864	$19,832	$44,329	$38,430

Cost of goods sold	15,208	13,022	29,133	26,056

Gross profit	7,656	6,810	15,196	12,374

Operating expenses
Selling and delivery	1,967	1,905	3,889	3,820
General and administrative	3,850	3,629	7,735	7,180

	5,817	5,534	11,624	11,000

Operating profit	1,839	1,276	3,572	1,374

Other income (expense)
Interest expense	(470)	(622)	(941)	(1,123)
Other, net	140	6	205	49

	(330)	(616)	(736)	(1,074)

Income before income taxes	1,509	660	2,836	300

Income tax expense	272	275	746	150

Net income	$1,237	$385	$2,090	$150

Basic earnings per share of common stock	$.13	$.04	$.22	$.02

Diluted earnings per share of common stock	$.13	$.04	$.22	$.02

Basic weighted average shares outstanding	9,637	9,673	9,642	9,657

Diluted weighted average shares outstanding	9,687	9,907	9,698	9,894

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Six Months Ended August 31, 2007 (unaudited)
(in thousands)

					Accumulated
	Common	Common	Additional		Other		Compre-
	Stock	Stock	Paid-in	Retained	Comprehensive	Treasury	hensive
	Shares	Amount	Capital	Earnings	Income	Stock	Income
Balance, February 28, 2007	9,600	$7,284	$171	$23,376	$95	$(1,385)

Net income	—	—	—	2,090	—	—	$2,090
Foreign currency translation adjustment	—	—	—	—	70	—	70

Total comprehensive income	—	—	—	—	—	—	$2,160

Issuance of common stock under stock option plan	68	9	—	—	—	—
Repurchase of Treasury Stock	(62)	—	—	—	—	(471)
Share based compensation	—	—	(67)	—	—	—

Balance, August 31, 2007	9,606	$7,293	$104	$25,466	$165	$(1,856)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	August 31,
	2007	2006
Operating Activities
Net income	$2,090	$150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,167	1,042
Provision for doubtful accounts	88	116
Provision for inventory reserve	76	711
Non-cash charge for share based compensation	(67)	26
Deferred income taxes	(290)	(209)
Interest on convertible note	50	13

Changes in working capital, net of effects from acquisitions:
Accounts receivable	(1,591)	(483)
Inventories	70	855
Prepaid expenses and other current assets	83	(215)
Accounts payable and accrued liabilities	235	(2,538)
Cost, estimated earnings and billings on uncompleted contracts	(561)	—

Net cash provided by (used in) operating activities	1,350	(532)

Investing Activities
Capital expenditures	(432)	(113)
Cash paid for acquisition	—	(550)
Proceeds from the sale of property, plant and equipment	—	151

Net cash used in investing activities	(432)	(512)

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	11,549	38,376
Payments on long-term debt, lines of credit and financing lease obligations	(9,602)	(37,330)
Proceeds from loans from officers and directors	702	3,220
Repayments of loans from officers and directors	(2,224)	(3,865)
Purchases and retirements of common stock and purchase of treasury stock	(471)	—
Proceeds from exercise of stock options	9	54

Net cash (used in) provided by financing activities	(37)	455

Effect of exchange rate changes on cash	70	247

Net increase (decrease) in cash	951	(342)

Cash, beginning of period	1,226	1,577

Cash, end of period	$2,177	$1,235

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2007
Note 1. – Summary of Significant Accounting Policies
     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions.
     As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2007, as filed with the Commission. There have been no material changes in accounting policies during the six months ended August 31, 2007.
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
     In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3(“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The company presents these taxes on a net basis and the adoption of EITF 06-3 did not have a material effect on the Company’s consolidated financial statements.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2007
     In September 2006, the FASB issued Statement No. 157, Fair Values Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. The adoption of Statement No. 157 does not have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 allows companies to elect to apply fair value accounting for certain financial assets and liabilities. Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. Statement No. 159 will be effective for The Company during the fiscal year ended February 28, 2009. The Company is currently evaluating the effect, if any, Statement No. 159 may have on its financial statements.
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
     In August 2006, the Company acquired certain assets of Hobson Bros. Inc. of Chicago for the production of various molded plastic and rubber parts, wire assemblies and stamped metal parts used primarily in the display industry. The fair value of these assets, including inventories of $30,000, equipment of $168,000 and product development designs and drawings of $50,000, were acquired in exchange for 26,830 shares of the Company’s common stock held as treasury shares. The market value of shares issued was $9.32 at the date of close for a total acquisition cost of $250,000. The product development designs and drawings are being amortized over a five year period. These assets have been integrated into the Company’s Tucker, Georgia facilities.
     On June 22, 2006, the Company acquired the business and assets of EDL Displays, Inc. (“EDL”) located in Dayton Ohio. EDL is noted for its specialized, large-size, ruggedized, high-resolution displays with application in air traffic control, shipboard navigation, simulation, homeland security, and command and control. The assets acquired in this transaction have been recorded based on their fair value at the date of acquisition and include accounts receivable of $120,000, inventories of $400,000, equipment of $50,000 and certain intellectual property and customer lists of $658,000. Total consideration for the assets acquired included a cash payment of $550,000 and the assumption of a $678,000 bank loan. The purchase agreement provided for an adjustment to the purchase price based on final collection of accounts receivable and evaluation of the market value of purchased inventories at the end of a 12 month

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2007
period of operation. The intellectual property, including product development designs and drawings are being amortized over a five year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets. The EDL business was relocated and merged into the Company’s Pennsylvania based Aydin Displays operation effective December 31, 2006.
Note 4. — Inventories
     Inventories are stated at the lower of cost (first in, first out) or market.
     Inventories consisted of the following (in thousands):

	August 31,	February 28,
	2007	2007
Raw materials	$19,503	$19,540
Work-in-process	5,017	4,210
Finished goods	14,140	14,980

	38,660	38,730
Reserves for obsolescence	(5,462)	(5,386)

	$33,198	$33,344

Note 5. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
Information relative to contracts in progress consisted of the following

	August 31,	February 28,
	2007	2007
Costs incurred to date on uncompleted contracts	$5,768	$9,733
Estimated earnings recognized to date on these contracts	2,035	6,769

	7,803	16,502
Billings to date	(4,312)	(13,573)

Costs and estimated earnings in excess of billings, net	$3,491	$2,929

Costs and estimated earnings in excess of billings	$3,495	$2,963
Billings in excess of costs and estimated earnings	(4)	(34)

	$3,491	$2,929

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
August 31, 2007
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
     As of August 31, 2007 and February 28, 2007, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of August 31, 2007 and February 28, 2007, there were no progress payments that had been netted against inventory.
Note 6. – Intangible Assets
     Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $470,000 and $374,000 for the six months ended August 31, 2007 and 2006, respectively.
     The cost and accumulated amortization of intangible assets was as follows (in thousands).

	August 31, 2007		February 28, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,611	$1,362	$3,611	$1,089
Non-compete agreements	1,245	678	1,245	552
Patents	765	214	765	154
Other intangibles	149	92	149	81

	$5,770	$2,346	$5,770	$1,876

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2007
Note 7. – Long-term Debt and Financing Lease Obligations
     Long-term debt and financing lease obligations consisted of the following (in thousands):

	August 31,	February 28,
	2007	2007
Note payable to bank syndicate (RBC Centura and Regions Bank); interest rate at LIBOR plus applicable margin as defined per the loan agreement, (7.67% combined rate as of August 31, 2007); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company.	$2,350	$2,650

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.35% as of August 31, 2007); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc	510	521

Other	—	16

	2,860	3,187
Financing lease obligations	325	358

	3,185	3,545
Less current maturities	(720)	(726)

	$2,465	$2,819

Note 8. – Lines of Credit
     On June 29, 2006, Video Display Corporation and Subsidiaries executed a Loan and Security Agreement with a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary, Fox International, Inc. As of August 31, 2007, the outstanding balances of these lines of credit were $12.6 million and $3.5 million, respectively and the available amounts for borrowing were $4.4 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, minimum $1.5 million, ratio of debt to net worth, maximum 1.5 and assets coverage, minimum 1.15. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The agreement expires in June 2009, and accordingly is classified under long term liabilities on the Company’s balance sheet. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. In conjunction with Loan and Security Agreement, the syndicate also executed a $3.0 million term note with the Company, and the CEO of the Company provided a $6.0 million subordinated term note to the company.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2007
Note 9. – Segment Information
     Condensed segment information is as follows (in thousands):

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2007	2006	2007	2006
Net Sales
Display Segment	$14,054	$13,838	$28,713	$27,819
Wholesale Distribution Segment	8,810	5,994	15,616	10,611

	$22,864	$19,832	$44,329	$38,430

Operating profit
Display Segment	$1,356	$993	$3,074	$1,316
Wholesale Distribution Segment	483	283	498	58

Income from Operations	1,839	1,276	3,572	1,374

Interest expense	(470)	(622)	(941)	(1,123)
Other income, net	140	6	205	49

Income before income taxes	$1,509	$660	$2,836	$300

Note 10. – Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (in thousands):

	Six Months
	Ended August 31,
	2007	2006
Cash Paid for:
Interest	$902	$1,033

Income taxes, net of refunds	$1,169	$58

Non-cash Transactions:
Assets acquired in exchange for assumption of debt	$—	$678

Assets acquired in exchange for common stock	$—	$250

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2007
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
     The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended August 31, 2007 and 2006 (in thousands, except per share data):

		Weighted
		Average
		Common Shares	Earnings Per
	Net Income	Outstanding	Share
Three months ended August 31, 2007
Basic	$1,237	9,637	$0.13
Effect of dilution:
Options	—	50

Diluted	$1,237	9,687	$0.13

Three months ended August 31, 2006
Basic	$385	9,673	$0.04
Effect of dilution:
Options	—	234

Diluted	$385	9,907	$0.04

Six months ended August 31, 2007
Basic	$2,090	9,642	$0.22
Effect of dilution:
Options	—	56

Diluted	$2,090	9,698	$0.22

Six months ended August 31, 2006
Basic	$150	9,657	$0.02
Effect of dilution:
Options	—	237

Diluted	$150	9,894	$0.02

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2007
Stock-Based Compensation Plans
          For the six month period ended August 31, 2007 and August 31, 2006, the Company recognized general and administrative expense of $(66,630) and $26,046 respectively related to share-based compensation. After the adoption of SFAS No. 123(R), the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of August 31, 2007, total unrecognized compensation costs related to stock options granted was $126,800. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 5 years.
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
          Options were granted to the new Chief Financial Officer during the six month period ended August 31, 2007 in the amount of $115,163 and none were granted for the six month period ended August 31, 2006.
Stock Repurchase Program
            The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a non-time limited continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the six months ended August 31, 2007, the Company repurchased 61,713 shares at an average price of $7.63 per share, which have been added to treasury shares on the consolidated balance sheet. Under this program, an additional 489,870 shares remain authorized to be repurchased by the Company at August 31, 2007. The Loan and Security Agreement executed by the Company on June 29, 2006 included restrictions on investments which restricted further repurchases of stock under this program. The company currently is authorized by the bank to repurchase in excess of 100,000 additional shares.
Note 12. – Comprehensive Income
           Statement No. 130 Reporting Comprehensive Income establishes standards for reporting and display of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income/(loss) and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. During the six months ended August 31, 2007 and 2006, total comprehensive income was $2.2 million and $.2 million, respectively.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2007
Note 13. – Related Party Transactions
  In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Centura and Regions Bank. The balance outstanding under this loan agreement was approximately $4.3 million at August 31, 2007 after an early reduction of $2.0 million and was $5.8 million at February 28, 2007. Interest paid during the quarter ending August 31, 2007 and August 31, 2006 on this note was $86,488 and $87,608, respectively and interest paid for the six months ending August 31, 2007 and August 31, 2006 was $189,917 and $167,786, respectively.
  A demand note is outstanding from another officer in the amount of $270,342 bearing interest at 8%. Interest on the demand note for the six months ending August 31, 2007 was $13,172. Principal payments of $26,000 were made on these notes in the six months ending August 31, 2007.
Note 14. – Convertible Notes Payable
          In connection with the purchase of the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. discussed in Note. 5, the Company issued a $1.0 million face value non-interest bearing Convertible Note Payable with a maturity date of January 8, 2008. The note is convertible into 120,000 shares of the Company’s common stock at any time prior to maturity. The Company recognized a $75,000 discount on the debt to reflect the inherent interest in the notes, which will accrete as interest expense over the one year life of the note. Total interest expense accreted on this note for the six months ending August 31, 2007 was $37,500.
     During fiscal 2004, the Company issued four non-interest bearing notes payable due August 2007, valued at $125,000 each, and convertible at any time into common shares of the Company’s stock at a rate of $12.50 per share. The Company recognized a $150,000 discount on the debt to reflect the inherent interest in the notes. This discount on debt is accreted as interest expense over the three year life of the notes. The discount fully accretes upon conversion of the debt to equity. During the fourth quarter of fiscal 2005, one of the notes was converted into 10,000 shares of the Company’s common stock. During the first quarter of fiscal 2006, another of the notes was converted into 10,000 shares of the Company’s common stock. During the second quarter of fiscal 2008 the remaining two notes were paid in full. Total interest expense accreted on these notes for the six months ending August 31, 2007 and August 31, 2006 was $12,500 and $12,500 respectively.
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
August 31, 2007
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
Overview
     The Company is a leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two segments — (1) the manufacture and distribution of monitors, projection systems and CRT displays and (2) the wholesale distribution of consumer electronic parts. The display segment is organized into four interrelated operations aggregated into one operating segment pursuant to the aggregation criteria of SFAS 131:
•	Monitors – offers a complete range of CRT, flat panel and projection display systems for use in training and simulation, military, medical and industrial applications.

•	Data Display CRTS– offers a complete range of CRTs for use in data display screen, including computer terminal monitors and medical monitoring equipment.

•	Entertainment CRTS – offers a wide range of CRTs and projection tubes for television and home theater equipment.

•	Component Parts – provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.
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
     Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will

Video Display Corporation and Subsidiaries
August 31, 2007
     be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at August 31, 2007 believes its reserves to be adequate.
        Interest rate exposure – The Company had outstanding bank debt in excess of $18.0 million as of August 31, 2007, all of which is subject to interest rate fluctuations by the Company’s lenders. Changes in rates by the Federal Reserve Board have the potential to negatively affect the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
Results of Operations
     The following table sets forth, for the three and six months ended August 31, 2007 and 2006, the percentages which selected items in the Statements of Operations bear to total sales:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2007	2006	2007	2006
Sales
Display Segment
Monitors	49.3%	56.2%	47.7%	56.4%
Data Display CRTs	9.3	10.5	13.8	12.0
Entertainment CRTs	2.6	2.8	2.8	3.4
Components Parts	0.3	0.3	0.5	0.6

Total Display Segment	61.5%	69.8%	64.8%	72.4%
Wholesale Distribution Segment	38.5	30.2	35.2	27.6

	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Cost of goods sold	66.5%	65.7%	65.7%	67.8%
Selling and delivery	8.6	9.6	8.8	9.9
General and administrative	16.9	18.3	17.5	18.7

	92.0%	93.6%	92.0%	96.4%

Income from Operations	8.0%	6.4%	8.0%	3.6%

Interest expense	(2.0)%	(3.1)%	(2.1)%	(2.9)%
Other income, net	0.6	—	.5	0.1

Income before income taxes	6.6%	3.3%	6.4%	0.8%
Provision for income taxes	1.2	1.4	1.7	0.4

Net Income	5.4%	1.9%	4.7%	0.4%

Video Display Corporation and Subsidiaries
August 31, 2007
Net sales
     Consolidated net sales increased $3.0 million for the three months ended August 31, 2007 and increased $5.9 million for the six months ended August 31, 2007 as compared to the six months ended August 31, 2006. Display segment sales increased $0.2 million for the three month comparative period and increased $0.9 million for the six-month comparative period. Sales within the Wholesale Distribution segment increased $2.8 million for the three month comparative period and increased $5.0 million for the six-month comparative period.
     The net increase in Display Segment sales for the three month and six months ended August 31, 2007 is primarily attributed to the sales from the acquisition of Clinton Electronics’ CRT manufacturing operations, as compared to the same period ended August 31, 2006. The Monitor revenues increased $0.1 million for the three month comparable period and declined $0.6 million over the six-month period primarily due to the fulfillment of a military contract for replacement CRTs early in fiscal 2007, which had not been renewed. Shipments under this program have been reinstated in the first quarter of fiscal 2008. The Data Display CRT revenues were flat for the three month period and increased $1.5 million over the six-month period primarily due to the acquisition of the Clinton facility and replacement CRTs shipped from Data Display compared to the prior year period. Entertainment CRTs revenues were flat to the comparable three month period and the comparable six-month period. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Growth in this division will be negatively impacted by the decreasing number of extended warranties sold for the larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.
Gross margins
     Consolidated gross margins decreased from 34.3% for the three months ended August 31, 2006 to 33.5% for the three months ended August 31, 2007 and increased from 32.2% for the six months ended August 31, 2006 to 34.3% for the six months ended August 31, 2007.
     Display segment margins increased from 28.4% to 30.3% for the comparable three month period ended August 31, 2007 and increased from 26.2% to 30.2% for the comparative six month period ending August 31, 2007 due to holding overhead costs down with increased sales. Gross margins within the Monitor segment increased from 29.7% to 30.6% for the comparable three month period ending August 31, 2007 and increased slightly from 28.5% to 29.0% for the six months ended August 31, 2007. This increase is primarily attributable to the impact of the product mix of sales in the Monitor segment in Fiscal 2008. Data display gross margins decreased from 34.4% to 23.5% for the three month comparable period ending August 31, 2007, and increased from 17.5% for the six months ended August 31, 2006 to 31.2% for the six months ended August 31, 2007, due to the impact of the increased sales volume during the six months ended August 31, 2007. Gross margins in home entertainment CRTs increased from 3.4% to 45.1% for the three month comparable period ending August 31, 2007 and increased from 27.9% for the six months ended August 31, 2006 to 46.3% for the six months ended August 31, 2007, due to the sale of manufactured tubes at higher margins compared to the manufactured tubes sold last year. Gross margins from Component Parts sold increased from a negative 151.5% to a positive 65.9% for the three month comparable period ending August 31, 2007 and increased from a negative 32.9% for the six months ended August 31, 2006 compared to positive 35.6% for the six months ended August 31, 2007.
     The wholesale segment margins decreased from 48.0% to 38.6% for the three months comparable period ended August 31, 2007 and decreased from 48.0% to 41.7% for the comparable six month period ended August 31, 2007 due to the higher volume of sales with large customers at lower margins and the infomercial sales which began in May 2006.

Video Display Corporation and Subsidiaries
August 31, 2007
Operating expenses
     Operating expenses as a percentage of sales decreased from 27.9% to 25.4% for the three month comparable period ending August 31, 2007 and decreased from 28.6% for the six months ended August 31, 2006 to 26.2% for the six months ended August 31, 2007.
     Display segment operating expenses decreased from 14.8% to 12.7% for the three month comparable period ending August 31, 2007 and from 15.5% to 13.2% for the six month period as compared to the comparable prior year period.
     Wholesale Distribution segment operating expenses decreased from 13.1% to 12.8% for the three month comparable period ending August 31, 2007 and decreased from 13.1% to 13.0% compared to the six month period a year ago, primarily due to additional revenues associated with the call center which was expanded during the second half of Fiscal 2006. These expenses (primarily payroll and telephone) are classified in general and administrative expense in the consolidated financial statements.
Interest expense
     Interest expense decreased $0.2 million for the three month comparable period ending August 31, 2007 and $0.2 million for the six months ended August 31, 2007 as compared to the same period a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. These decreases in interest expense reflect lower average borrowings outstanding.
Income taxes
     The effective tax rate for the three month period ended August 31, 2007 and August 31, 2006 was 18.0% and 41.7%, respectively and for the six months ended August 31, 2007 and August 31, 2006 was 26.3% and 50.0%, respectively. The rate for August 31, 2007 differs from the Federal statutory rate primarily due to the tax refund, net of tax of $0.2 million from the state of Kentucky from prior years recognized in the quarter ending August 31, 2007 and the permanent deductibility of certain expenses for tax purposes and the effect of state taxes and the rate for August 31, 2006 differs from the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.
     The company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes in the first quarter ending May 31, 2007. See Note 2.
Foreign currency translation
     Gains or losses resulting from the transactions with the Company’s UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity. There were no significant gains or losses recognized in either period related to the UK subsidiary.
Liquidity and Capital Resources
     As of August 31, 2007, the Company had total cash of $2.2 million. The Company’s working capital was $42.2 million and $39.9 million at August 31, 2007 and February 28, 2007, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions, stock repurchases and dividends.

Video Display Corporation and Subsidiaries
August 31, 2007
     The Company markets certain products representing trailing-edge technology that may not be available from other sources, and may not be currently manufactured. In many instances, the Company’s products are components of larger display systems for which immediate availability is critical for the customer. Accordingly, the Company enjoys higher gross margins on certain products, but typically has larger investments in inventories than those of its competitors.
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
     Cash provided by operations for the six months ended August 31, 2007 was $1.4 million as compared to cash used of $0.5 million for the six months ended August 31, 2006. This net increase in cash provided is primarily the result of an increase in net income partially offset by an increase in accounts receivable in addition to the impact of the increased net income compared to the same period last year.
     Investing activities used cash of $432,000 related to the purchase of various equipment items during the six months ended August 31, 2007, compared to cash used of $512,000 during the six months ended August 31, 2006.
     Financing activities used cash of $0.1 million for the six months ended August 31, 2007, compared to cash provided of $0.5 million for the six months ended August 31, 2006, reflecting a payment against a loan from the Company’s Chief Executive Officer and the purchases of Treasury stock.
     The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under this program, an additional 489,870 shares remain authorized to be repurchased by the Company at August 31, 2007. The Loan and Security Agreement executed by Company on June 29, 2006 includes restrictions on investments and requires bank approval on further repurchases of stock under this program.
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

Video Display Corporation and Subsidiaries
August 31, 2007
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

Video Display Corporation and Subsidiaries
August 31, 2007
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
     In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3(“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The company presents these taxes on a net basis and the adoption of EITF 06-3 did not have a material effect on the Company’s consolidated financial statements.

Video Display Corporation and Subsidiaries
August 31, 2007
     In September 2006, the FASB issued Statement No. 157, Fair Values Measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for any interim periods within those fiscal years. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies are required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Management does not expect that the implementation of Statement No. 157 will have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Standard allows companies to elect to apply fair value accounting for certain financial assets and liabilities. Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, Statement No. 159 may have on its financial statements.
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
August 31, 2007
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $23.0 million of outstanding debt at August 31, 2007 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at August 31, 2007. The Company does not trade in derivative financial instruments.
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
     Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2007.
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

Video Display Corporation and Subsidiaries
August 31, 2007
PART II
Item 1. Legal Proceedings
No new material legal proceedings or material changes in existing litigation occurred during the quarter ended August 31, 2007.
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
August 31, 2007
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

VIDEO DISPLAY CORPORATION

October 15, 2007	By:	/s/ Ronald D. Ordway

Ronald D. Ordway
Chief Executive Officer

October 15, 2007	By:	/s/ Gregory L. Osborn

Gregory L. Osborn
Chief Financial Officer