Form 10-Q
period 2007-11-30
VIDEO DISPLAY CORP
filed 2008-01-14
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2007.
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
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 11, 2008, the registrant had 9,554,253 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

ITEM 1. FINANCIAL STATEMENTS
Item 1. Financial Statements
Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	November 30,	February 28,
	2007	2007
	(unaudited)
Assets
Current Assets
Cash	$1,104	$1,226
Accounts receivable, less allowance for doubtful accounts of $566 and $458	11,792	10,497
Inventories, net	34,798	33,344
Cost and estimated earnings in excess of billings on uncompleted contracts	3,297	2,963
Deferred income taxes	3,432	3,042
Prepaid expenses and other	711	737

Total current assets	55,134	51,809

Property, plant and equipment:
Land	585	585
Buildings	8,255	8,223
Machinery and equipment	20,709	20,196

	29,549	29,004
Accumulated depreciation and amortization	(22,132)	(21,084)

Net property, plant, and equipment	7,417	7,920

Goodwill	1,343	1,343
Intangible assets, net	3,189	3,894
Deferred income taxes	136	—
Other assets	68	121

Total assets	$67,287	$65,087

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands)

	November 30,	February 28,
	2007	2007
	(unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$6,116	$6,325
Accrued liabilities	4,851	4,054
Billings in excess of cost and estimated earnings on uncompleted contracts	187	34
Current maturities of notes payable to officers and directors	409	446
Convertible notes payable, net of discount of $6 and $75	994	1,175
Income taxes payable	45	61
Current maturities of long-term debt and financing lease obligations	719	726

Total current liabilities	13,321	12,821

Lines of credit	16,746	13,593
Long-term debt, less current maturities	2,083	2,550
Financing lease obligations, less current maturities	202	269
Notes payable to officers and directors, less current maturities	2,726	5,619
Other long term liabilities	623	623
Deferred income taxes	—	71

Total liabilities	35,701	35,546

Shareholders’ Equity
Preferred stock, no par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value — 50,000 shares authorized; 9,859 and 9,571 issued and outstanding, respectively, at November 30, 2007 and 9,766 and 9,600 issued and outstanding, respectively, at February 28, 2007	7,293	7,284
Additional paid-in capital	116	171
Retained earnings	26,120	23,376
Accumulated other comprehensive income	195	95
Treasury stock, 263 and 166 shares at cost	(2,138)	(1,385)

Total shareholders’ equity	31,586	29,541

Total liabilities and shareholders’ equity	$67,287	$65,087

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

Net sales	$21,272	$22,298	$65,601	$60,728

Cost of goods sold	14,221	14,313	43,354	40,369

Gross profit	7,051	7,985	22,247	20,359

Operating expenses
Selling and delivery	1,898	2,033	5,787	5,853
General and administrative	4,059	3,744	11,794	10,924

	5,957	5,777	17,581	16,777

Operating profit	1,094	2,208	4,666	3,582

Other income (expense)
Interest expense	(444)	(527)	(1,384)	(1,650)
Other, net	293	(35)	498	14

	(151)	(562)	(886)	(1,636)

Income before income taxes	943	1,646	3,780	1,946

Income tax expense	290	630	1,036	780

Net income	$653	$1,016	$2,744	$1,166

Basic earnings per share of common stock	$.07	$.11	$.29	$.12

Diluted earnings per share of common stock	$.07	$.10	$.28	$.12

Basic weighted average shares outstanding	9,599	9,675	9,628	9,659

Diluted weighted average shares outstanding	9,735	9,848	9,718	9,858

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Nine Months Ended November 30, 2007 (unaudited)
(in thousands)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Stock	Income

Balance, February 28, 2007	9,600	$7,284	$171	$23,376	$95	$(1,385)

Net income	—	—	—	2,744	—	—	$2,744
Foreign currency translation adjustment	—	—	—	—	100	—	100

Total comprehensive income	—	—	—	—	—	—	$2,844

Issuance of common stock under stock option plan	68	9	—	—	—	—
Repurchase of Treasury Stock	(97)	—	—	—	—	(753)
Share based compensation	—	—	(55)	—	—	—

Balance, November 30, 2007	9,571	$7,293	$116	$26,120	$195	$(2,138)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	November 30,
	2007	2006

Operating Activities
Net income	$2,744	$1,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,753	1,647
Provision for doubtful accounts	108	200
Provision for inventory reserve	1,361	1,165
Non-cash charge for share based compensation	(55)	51
Deferred income taxes	(596)	(330)
Interest on convertible note	69	19

Changes in working capital, net of effects from acquisitions:
Accounts receivable	(1,403)	(489)
Inventories	(2,815)	1,939
Prepaid expenses, other current assets, and other assets	79	934
Accounts payable and accrued liabilities	571	(611)
Cost, estimated earnings and billings on uncompleted contracts	(181)	(2,457)

Net cash provided by operating activities	1,635	3,234

Investing Activities
Capital expenditures	(546)	(193)
Cash paid for acquisition	—	(550)
Proceeds from the sale of property, plant and equipment	—	159

Net cash used in investing activities	(546)	(584)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	November 30,
	2007	2006

Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	17,596	44,664
Payments on long-term debt, lines of credit and financing lease obligations	(15,233)	(46,208)
Proceed from notes payable to officers and directors	1,103	3,220
Repayments of notes payable to officers and directors	(4,033)	(3,985)
Purchases of treasury stock	(753)	(484)
Proceeds from exercise of stock options	9	77

Net cash used in financing activities	(1,311)	(2,716)

Effect of exchange rate changes on cash	100	267

Net (decrease) increase in cash	(122)	201

Cash, beginning of period	1,226	1,577

Cash, end of period	$1,104	$1,778

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2007
Note 1. — Summary of Significant Accounting Policies
          The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions.
          As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2007, as filed with the Commission. There have been no material changes in accounting policies during the nine months ended November 30, 2007.
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
November 30, 2007
Interpretation No. 48. Management has evaluated the provisions of the interpretation and the adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.
          In September 2006, the FASB issued Statement No. 157, Fair Values Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Management does not expect that the adoption of Statement No. 157 will have a material impact on the Company’s consolidated financial statements.
          In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 allows companies to elect to apply fair value accounting for certain financial assets and liabilities. Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. Statement No. 159 will be effective for the Company during the fiscal year ended February 28, 2009. The Company is currently evaluating the effect, if any, Statement No. 159 may have on its consolidated financial statements.
          In December 2007, the FASB issued SFAS 141 (R), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning March 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141 (R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after February 28, 2010.
          In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning March 1, 2009.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2007
Note 3. — Business Acquisition
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

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2007
Note 4. — Inventories
          Inventories are stated at the lower of cost (first in, first out) or market.
          Inventories consisted of the following (in thousands):

	November 30,	February 28,
	2007	2007

Raw materials	$19,787	$19,540
Work-in-process	6,103	4,210
Finished goods	14,581	14,980

	40,471	38,730
Reserves for obsolescence	(5,673)	(5,386)

	$34,798	$33,344

Note 5. — Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
Information relative to contracts in progress consisted of the following (in thousands):

	November 30,	February 28,
	2007	2007

Costs incurred to date on uncompleted contracts	$6,459	$9,733
Estimated earnings recognized to date on these contracts	2,403	6,769

	8,862	16,502
Billings to date	(5,752)	(13,573)

Costs and estimated earnings in excess of billings, net	$3,110	$2,929

Costs and estimated earnings in excess of billings	$3,297	$2,963
Billings in excess of costs and estimated earnings	(187)	(34)

	$3,110	$2,929

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
November 30, 2007
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
          As of November 30, 2007 and February 28, 2007, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of November 30, 2007 and February 28, 2007, there were no progress payments that had been netted against inventory.
Note 6. — Intangible Assets
          Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $705,000 and $588,000 for the nine months ended November 30, 2007 and 2006, respectively.
          The cost and accumulated amortization of intangible assets were as follows (in thousands).

	November 30, 2007		February 28, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Customer lists	$3,611	$1,499	$3,611	$1,089
Non-compete agreements	1,245	740	1,245	552
Patents	765	244	765	154
Other intangibles	149	98	149	81

	$5,770	$2,581	$5,770	$1,876

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2007
Note 7. — Long-term Debt and Financing Lease Obligations
          Long-term debt and financing lease obligations consisted of the following (in thousands):

	November 30,	February 28,
	2007	2007

Note payable to bank syndicate (RBC Centura and Regions Bank); interest rate at LIBOR plus applicable margin as defined per the loan agreement, (6.82% combined rate as of November 30, 2007); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company.	$2,200	$2,650

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of November 30, 2007); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc	505	521
Other	—	16

	2,705	3,187
Financing lease obligations	299	358

	3,004	3,545
Less current maturities	(719)	(726)

	$2,285	$2,819

Note 8. — Lines of Credit
          On June 29, 2006, Video Display Corporation and Subsidiaries executed a Loan and Security Agreement with a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary, Fox International, Inc. As of November 30, 2007, the outstanding balances of these lines of credit were $13.3 million and $3.5 million, respectively and the available amounts for borrowing were $3.7 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to a fixed charge coverage ratio, minimum 1.35 to 1.00, ratio of debt to net worth, maximum 1.5 and assets coverage, maximum 1.0. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The agreement expires in June 2009, and accordingly is classified under long term liabilities on the Company’s balance sheet. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. In conjunction with Loan and Security Agreement, the syndicate also executed a $3.0 million term note with the Company, and the CEO of the Company provided a $6.0 million subordinated term note to the company.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2007
Note 9. — Segment Information
          Condensed segment information is as follows (in thousands):

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2007	2006	2007	2006

Net Sales
Display Segment	$14,227	$15,801	$42,941	$43,620
Wholesale Distribution Segment	7,045	6,497	22,660	17,108

	$21,272	$22,298	$65,601	$60,728

Operating profit
Display Segment	$1,187	$2,167	$4,261	$3,483
Wholesale Distribution Segment	(93)	41	405	99

Income from Operations	1,094	2,208	4,666	3,582

Interest expense	(444)	(527)	(1384)	(1,650)
Other income, net	293	(35)	498	14

Income before income taxes	$943	$1,646	$3,780	$1,946

Note 10. — Supplemental Cash Flow Information
          Supplemental cash flow information is as follows (in thousands):

	Nine Months
	Ended November 30,
	2007	2006
Cash Paid for:
Interest	$1,421	$1,589

Income taxes, net of refunds	$1,920	$109

Non-cash Transactions:
Assets acquired in exchange for assumption of debt	$—	$678

Assets acquired in exchange for common stock	$—	$250

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2007
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
          The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended November 30, 2007 and 2006 (in thousands, except per share data):

		Weighted
		Average
		Common Shares	Earnings Per
	Net Income	Outstanding	Share
Three months ended November 30, 2007
Basic	$653	9,599	$0.07
Effect of dilution:
Options	—	136

Diluted	$653	9,735	$0.07

Three months ended November 30, 2006
Basic	$1,016	9,675	$0.11
Effect of dilution:
Options	—	173

Diluted	$1,016	9,848	$0.10

Nine months ended November 30, 2007
Basic	$2,744	9,628	$0.29
Effect of dilution:
Options	—	90

Diluted	$2,744	9,718	$0.28

Nine months ended November 30, 2006
Basic	$1,166	9,659	$0.12
Effect of dilution:
Options	—	199

Diluted	$1,166	9,858	$0.12

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2007
Stock-Based Compensation Plans
          For the three and nine month periods ended November 30, 2007 the Company recognized general and administrative expense of $11,556 and $(55,074), and for the three and nine month periods ended November 30, 2006, $25,911 and $51,957 respectively related to share-based compensation. After the adoption of SFAS No. 123(R), the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of November 30, 2007, total unrecognized compensation costs related to stock options granted was $115,244. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 5 years.
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
          Options to purchase 35,000 shares of the Company’s common stock were granted to the new Chief Financial Officer during the nine month period ended November 30, 2007. The fair value of these options on the grant date was $115,163.
Stock Repurchase Program
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a one-time limited continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the nine months ended November 30, 2007, the Company repurchased 97,312 shares at an average price of $7.74 per share, which have been added to treasury shares on the consolidated balance sheet. Under this program, an additional 454,271 shares remain authorized to be repurchased by the Company at November 30, 2007. The Loan and Security Agreement executed by the Company on June 29, 2006 included restrictions on investments which restricted further repurchases of stock under this program. The Company currently is authorized by the bank to repurchase in excess of 100,000 additional shares.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2007
Note 12. — Comprehensive Income
          FASB Statement No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income (loss) and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. During the nine months ended November 30, 2007 and 2006, total comprehensive income was $2.8 million and $1.4 million, respectively.
Note 13. — Related Party Transactions
     In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Centura and Regions Bank. The balance outstanding under this loan agreement was approximately $2.9 million at November 30, 2007 after an early reduction of $2.6 million and was $5.8 million at February 28, 2007. Interest paid during the quarter ended November 30, 2007 and 2006 on this note was $70,348 and $141,798, respectively and interest paid for the nine months ended November 30, 2007 and 2006 was $260,265 and $309,584, respectively.
     A demand note is outstanding from another officer in the amount of $263,207 bearing interest at 8%. Interest on the demand note for the nine months ended November 30, 2007 was $16,819. Principal payments of $33,229 were made on this note in the nine months ended November 30, 2007.
Note 14. — Convertible Notes Payable
          In connection with the purchase of the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. discussed in Note 3, the Company issued a $1.0 million face value non-interest bearing Convertible Note Payable with a maturity date of January 8, 2008. The note is convertible into 120,000 shares of the Company’s common stock at any time prior to maturity. The Company recognized a $75,000 discount on the debt to reflect the inherent interest in the notes, which will accrete as interest expense over the one year life of the note. Total interest expense accreted on this note for the nine months ended November 30, 2007 was $56,250.
          During fiscal 2004, the Company issued four non-interest bearing notes payable due August 2007, valued at $125,000 each, and convertible at any time into common shares of the Company’s stock at a rate of $12.50 per share. The Company recognized a $150,000 discount on the debt to reflect the inherent interest in the notes. This discount on debt is accreted as interest expense over the three year life of the notes. The discount fully accretes upon conversion of the debt to equity. During the fourth quarter of fiscal 2005, one of the notes was converted into 10,000 shares of the Company’s common stock. During the first quarter of fiscal 2006, another of the notes was converted into 10,000 shares of the Company’s common stock. During the second quarter of fiscal 2008 the remaining two notes were paid in

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2007
full. Total interest expense accreted on these notes for the nine months ended November 30, 2007 and 2006 was $12,500 and $18,750, respectively.
Note 15. — Disposal of Assets
          Effective May 31, 2006, the Company sold the net assets of the Wintron Technology division, primarily accounts receivable, inventory, and property, plant and equipment, through a leveraged buyout to a group including managers and shareholders of the Company. Total proceeds from the sale at book value were approximately $354,000, resulting in no gain or loss. Net sales from the Wintron facility for three months ended May 31, 2006 were $126,000, producing a loss before income taxes of $101,000.

Video Display Corporation and Subsidiaries
November 30, 2007
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
Overview
          The Company is a leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two segments — (1) the manufacture and distribution of monitors, projection systems and CRT displays and (2) the wholesale distribution of consumer electronic parts. The display segment is organized into four interrelated operations aggregated into one operating segment pursuant to the aggregation criteria of SFAS 131:
•	Monitors — offers a complete range of CRT, flat panel and projection display systems for use in training and simulation, military, medical and industrial applications.

•	Data Display CRTS— offers a complete range of CRTs for use in data display screen, including computer terminal monitors and medical monitoring equipment.

•	Entertainment CRTS — offers a wide range of CRTs and projection tubes for television and home theater equipment.

•	Component Parts — provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.

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
          Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will

Video Display Corporation and Subsidiaries
November 30, 2007
be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at November 30, 2007 believes its reserves to be adequate.
          Interest rate exposure — The Company had outstanding bank debt in excess of $19.0 million as of November 30, 2007, all of which is subject to interest rate fluctuations by the Company’s lenders. Changes in rates by the Federal Reserve Board have the potential to negatively affect the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
Results of Operations
          The following table sets forth, for the three and nine months ended November 30, 2007 and 2006, the percentages which selected items in the Statements of Operations bear to total sales:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2007	2006	2007	2006
Sales
Display Segment
Monitors	51.7%	56.4%	49.0%	56.4%
Data Display CRTs	12.3	11.0	13.3	11.6
Entertainment CRTs	2.4	3.1	2.7	3.3
Components Parts	0.5	0.4	0.5	0.5

Total Display Segment	66.9	70.9	65.5	71.8
Wholesale Distribution Segment	33.1	29.1	34.5	28.2

	100.0	100.0	100.0	100.0
Costs and expenses
Cost of goods sold	66.9	64.2	66.1	66.5
Selling and delivery	8.9	9.1	8.8	9.6
General and administrative	19.1	16.8	18.0	18.0

	94.9	90.1	92.9	94.1

Income from Operations	5.1	9.9	7.1	5.9

Interest expense	(2.1)	(2.4)	(2.1)	(2.7)
Other income, net	1.4	(0.2)	0.8	0.0

Income before income taxes	4.4	7.3	5.8	3.2
Provision for income taxes	1.4	2.8	1.6	1.3

Net Income	3.0%	4.5%	4.2%	1.9%

Video Display Corporation and Subsidiaries
November 30, 2007
Net sales
          Consolidated net sales decreased $1.0 million for the three months ended November 30, 2007 and increased $4.9 million for the nine months ended November 30, 2007 as compared to the three and nine months ended November 30, 2006. Display segment sales decreased $1.6 million for the three month comparative period and decreased $0.7 million for the nine-month comparative period. Sales within the Wholesale Distribution segment increased $0.6 million for the three month comparative period and increased $5.6 million for the nine-month comparative period.
          The net decrease in Display Segment sales for the three months and nine months ended November 30, 2007 is primarily attributed to the sales decrease in government contracts, as compared to the same period ended November 30, 2006. The Monitor Division revenues decreased $1.6 million for the three month comparable period and declined $2.1 million over the nine-month period primarily due to the fulfillment of a military contract for replacement CRTs early in fiscal 2007, which had not been renewed. Shipments under this program have been reinstated in the first quarter of fiscal 2008. The Display Division revenues increased $0.1 million for the three month period and increased $1.6 million over the nine-month period primarily due to the acquisition of the Clinton facility compared to the prior year period. The Entertainment Division revenues decreased $0.2 million for the comparable three month period and the comparable nine-month period. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Growth in this division will be negatively impacted by the decreasing number of extended warranties sold for the larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.
Gross margins
          Consolidated gross margins decreased from 35.8% for the three months ended November 30, 2006 to 33.1% for the three months ended November 30, 2007 and increased from 33.5% for the nine months ended November 30, 2006 to 33.9% for the nine months ended November 30, 2007.
          Display segment margins decreased from 32.5% to 29.5% for the comparable three month period ended November 30, 2007 and increased from 28.5% to 30.0% for the comparative nine month period ended November 30, 2007 due to holding overhead costs down. Gross margins within the Monitor division decreased from 32.4% to 29.2% for the comparable three month period ended November 30, 2007 and decreased slightly from 29.9% to 29.1% for the nine months ended November 30, 2007. This decrease is primarily attributable to the impact of the mix of product sales in the Monitor segment in Fiscal 2008. Display division gross margins decreased from 34.1% to 29.2% for the three month comparable period ended November 30, 2007, and increased from 23.3% for the nine months ended November 30, 2006 to 30.6% for the nine months ended November 30, 2007, due to the impact of the increased sales volume during the nine months ended November 30, 2007. Gross margins in home entertainment CRTs increased from 28.0% to 31.5% for the three month comparable period ended November 30, 2007 and increased from 27.9% for the nine months ended November 30, 2006 to 42.0% for the nine months ended November 30, 2007, due to the sale of manufactured tubes at higher margins compared to the manufactured tubes sold last year. Gross margins from Component Parts sold increased from a 41.8% to 60.1% for the three month comparable period ended November 30, 2007 and increased from a negative 10.5% for the nine months ended November 30, 2006 compared to positive 43.3% for the nine months ended November 30, 2007 by increasing sales by 45.5% and holding overhead costs down.
          The wholesale segment margins decreased from 43.9% to 40.3% for the three months comparable period ended November 30, 2007 and decreased from 46.5% to 41.3% for the comparable nine month period ended November 30, 2007 due to the higher volume of sales with large customers at lower margins and the infomercial sales which began in May 2006.

Video Display Corporation and Subsidiaries
November 30, 2007
Operating expenses
          Operating expenses as a percentage of sales increased from 25.9% to 28.0% for the three month comparable period ended November 30, 2007 and decreased from 27.6% for the nine months ended November 30, 2006 to 26.8% for the nine months ended November 30, 2007.
          Display segment operating expenses increased from 13.3% to 14.8% for the three month comparable period ended November 30, 2007 and decreased from 14.7% to 13.7% for the nine month period as compared to the comparable prior year period.
          Wholesale Distribution segment operating expenses increased from 12.6% to 13.3% for the three month comparable period ended November 30, 2007 and increased from 12.9% to 13.1% compared to the nine month period a year ago, primarily due to additional revenues associated with the call center which was expanded during the second half of Fiscal 2006. These expenses (primarily payroll and telephone) are classified in general and administrative expense in the consolidated financial statements.
Interest expense
          Interest expense decreased $0.1 million for the three month comparable period ended November 30, 2007 and $0.3 million for the nine months ended November 30, 2007 as compared to the same period a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. These decreases in interest expense reflect lower average borrowings outstanding.
Income taxes
          The effective tax rate for the three month periods ended November 30, 2007 and 2006 was 30.8% and 38.3%, respectively and for the nine months ended November 30, 2007 and 2006 was 27.4% and 40.1%, respectively. The rate for November 30, 2007 differs from the Federal statutory rate primarily due to the tax refund, net of tax of $0.2 million from the state of Kentucky from prior years recognized in the quarter ending August 31, 2007 and the permanent deductibility of certain expenses for tax purposes, certain credits and the effect of state taxes. The rate for November 30, 2007 differs from the Federal statutory rate primarily due to the effect of state taxes and the permanent deductibility of certain expenses, and certain credits for tax purposes.
          The company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes in the first quarter ended May 31, 2007. See Note 2.
Foreign currency translation
          Gains or losses resulting from the transactions with the Company’s UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity. There were no significant gains or losses recognized in either period related to the UK subsidiary.
Liquidity and Capital Resources
          As of November 30, 2007, the Company had total cash of $1.1 million. The Company’s working capital was $41.8 million and $38.9 million at November 30, 2007 and February 28, 2007, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by

Video Display Corporation and Subsidiaries
November 30, 2007
operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions, stock repurchases and dividends.
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
          Cash provided by operations for the nine months ended November 30, 2007 was $1.6 million as compared to $3.2 million for the nine months ended November 30, 2006. This net decrease in cash provided compared to the same period last year is primarily the result of an increase in inventory and accounts receivable partially offset by an increase in net income.
          Investing activities used cash of $0.5 million related to the purchase of various equipment items during the nine months ended November 30, 2007, compared to cash used of $0.6 million during the nine months ended November 30, 2006.
          Financing activities used cash of $1.3 million for the nine months ended November 30, 2007, compared to $2.7 million for the nine months ended November 30, 2006, reflecting payments against a loan from the Company’s Chief Executive Officer and the purchases of Treasury stock.
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
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under this program, an additional 454,271 shares remain authorized to be repurchased by the Company at November 30, 2007. The Loan and Security Agreement executed by Company on June 29, 2006 includes restrictions on investments and requires bank approval on further repurchases of stock under this program.
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

Video Display Corporation and Subsidiaries
November 30, 2007
revenue recognition, the allowance for bad debts and warranty reserves. The Company uses the following methods and assumptions in determining its estimates:
Reserves on inventories
          Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEMs, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There have been no significant changes in management’s estimates in fiscal 2008 and 2007; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.
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
November 30, 2007
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
November 30, 2007
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
          In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 allows companies to elect to apply fair value accounting for certain financial assets and liabilities. Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. Statement No. 159 will be effective for the Company during the fiscal year ended February 28, 2009. The Company is currently evaluating the effect, if any; Statement No. 159 may have on its consolidated financial statements.
          In December 2007, the FASB issued SFAS 141 (R), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning March 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141 (R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after February 28, 2010.
          In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning March 1, 2009.

Video Display Corporation and Subsidiaries
November 30, 2007
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $21.8 million of outstanding debt at November 30, 2007 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at November 30, 2007. The Company does not trade in derivative financial instruments.
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
          Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2007.
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

Video Display Corporation and Subsidiaries
November 30, 2007
PART II
Item 1. Legal Proceedings
No new material legal proceedings or material changes in existing litigation occurred during the quarter ended November 30, 2007.
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
None.
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other information
None.
Item 6. Exhibits

Video Display Corporation and Subsidiaries
November 30, 2007

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

VIDEO DISPLAY CORPORATION
January 14, 2008	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 14, 2008	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer