Form 10-K
period 2008-02-29
VIDEO DISPLAY CORP
filed 2008-06-13
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to______________
Commission file number 0-13394

VIDEO DISPLAY CORPORATION
(Exact name of registrant as specified in its charter)

Georgia (State of Incorporation)	58-1217564 (IRS Employer Identification No.)

1868 Tucker Industrial Road, Tucker Georgia (Address of principal executive offices)	30084 (Zip code)
Registrant’s telephone number, including area code: (770) 938-2080
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ/NMS
     Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑

     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐ NO ☑
     As of August 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the NASDAQ National Market System was $33,115,000.
     The number of shares outstanding of the registrant’s Common Stock as of May 1, 2008 was 9,462,238.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

VIDEO DISPLAY CORPORATION

PART I

Item 1.	Business.
General
     Video Display Corporation (the “Company”) is a leading designer, manufacturer and supplier of a wide range of display devices and component parts for military, medical, industrial and consumer display applications. The Company’s product line encompasses both cathode ray tube (“CRT”) displays and flat panel displays with emphasis on high-end niche market displays for specialty applications. The Company also acts as a facilitator and wholesale distributor of parts and accessories for various original equipment manufacturers (“OEMs”) of consumer products. The Company’s call center acts as a consumer and dealer support center for in-warranty and out-of-warranty household products, appliances, parts and accessories for various electronics manufacturers. This call center also acts as a technical support center for the same manufacturers. The Company markets its products worldwide primarily from facilities located in the United States and one subsidiary operation in the United Kingdom (“UK”). Please read the comments under the caption “Forward looking statements and risk factors” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Description of Principal Business
     The Company generates revenues from the manufacture and distribution of displays and display components (“Display Segment”)(66% of consolidated net sales in fiscal 2008) as well as the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers (“Wholesale Distribution Segment”) (34% of consolidated net sales in 2008). Substantially all of the Company’s income before income taxes was derived from the Display Segment of the business in fiscal 2008. See Note 13. “Segment Information” to the Consolidated Financial Statements.
     Net Sales, by category, from the Display Segment for fiscal 2008 were as follows:
          Monitor (76%)
          Data Display CRTs (19%)
          Entertainment CRTs (4%)
          Component Parts (1%)
     The Company’s manufacturing and distribution facilities are located in Georgia, Florida, Louisiana, Pennsylvania, New York, Illinois, Kentucky and Lye, UK, in addition to several sales and service agents located worldwide.
     The Wholesale Distribution Segment, operated under the Fox International Ltd name, is headquartered in Bedford Heights, Ohio with additional distribution centers in Buffalo, New York and Richardson, Texas.
     The Company continues to explore opportunities to expand its product offerings in the display industry. The Company anticipates that this expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company’s position in the display industry. Management continually evaluates product trends in the industry and divisions in which the Company operates. Overall trends are discussed herein under “Flat Panel and Other Technology.” During the last three years, the Company expended significant research and development funds (approximately $0.8 million in fiscal 2008) in both high resolution projection displays and active matrix liquid crystal display (“AMLCD”) technologies.

Segment Information
     This information is provided in Note 13. “Segment Information” to the Consolidated Financial Statements.
Principal Products In Display Segment
Monitors
     The Company’s monitor operations are conducted at Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Aydin); Cape Canaveral, Florida (Display Systems); and Lexington, Kentucky (Lexel).
     This portion of the Company’s operations, which contributed approximately 50% of fiscal 2008 consolidated net sales, involves the design, engineering and manufacture of complete monochrome and color monitor and projector display units using new CRTs or flat panel displays. The Company will customize these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.
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
     The Company anticipates that AMLCD and Plasma Display products, due to their lower space and power requirements, will eventually become the display of choice in many display applications. The significance of this continuing trend has had an effect on the Display Segment of the Company. In anticipation of long-term trends toward flat panel display usage, the Company has focused its efforts as well as its acquisition strategy toward flat panel technologies for niche market applications in the medical, simulation, training and military markets. Other types of technology, including high-definition television (“HDTV”), have not had a significant impact on the Company’s business. HDTV utilizes both CRT and flat panel technology and, therefore, has potential positive effects on the Company due to anticipated higher margin CRT replacements. There will be long-term negative effects, as the HDTV market moves toward greater flat panel utilization, on the Company’s CRT business, but the impact is not anticipated to be significant as the consumer television replacement market currently accounts for less than 3% of overall Company revenues. The Company will continue to monitor these trends and make adjustments to its CRT inventory levels and operating facilities to reflect changes in demand.

Data Display CRTs and Entertainment CRTs
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
     The Company’s CRT manufacturing operations of new and recycled CRTs are conducted at facilities located in White Mills, Pennsylvania (Chroma); Bossier City, Louisiana (Novatron); Lexington, Kentucky (Lexel); Loves Park, Illinois (Clinton); and Birdsboro, Pennsylvania (Aydin). The Company’s Tucker, Georgia location is the Company’s primary distribution point for data display CRTs purchased from outside sources. The Lye, UK location is a sales and distribution facility for the Tucker, Georgia products.
     The Company maintains the capability of manufacturing a full range of monochrome CRTs as well as remanufacturing color CRTs from recycled glass. Also, our Aydin and Lexel operations manufacture a wide range of radar, infrared, camera and direct-view storage tubes for military and security applications. All CRTs manufactured by the Company are tested for quality in accordance with standards approved by United Laboratories.
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
     Although Southwest Vacuum markets its products to independent customers, the majority of electron guns produced by the Company are consumed internally among the Company’s own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $285,000, $173,000, and $221,000 for fiscal 2008, 2007 and 2006, respectively.

     The remaining operation in Component Parts, Wintron Technologies, located in Howard, Pennsylvania, which produced flyback transformers, coils and power transformers was sold during the first quarter of fiscal 2007 to a group, including managers and shareholders of the Company. Intercompany sales transactions were $101,000 and $48,000 for fiscal 2007 and 2006 respectively.
Principal Products in Wholesale Distribution Segment
     Fox International purchases consumer electronic parts of numerous major consumer electronics manufacturers, both foreign and domestic. This subsidiary resells these products to major electronic distributors, retail electronic repair facilities, third-party contractual repair shops, and directly to consumers. In its relationship with consumer electronic manufacturers, Fox International receives the right, often exclusively, to ship parts to authorized dealers. Many of the manufacturers also direct inquiries for replacement parts to Fox International. Manufacturers require a distributor to stock their most popular parts and monitor the order fill ratio to ensure that their customers have access to sufficient replacement parts. Fox International attempts to maintain high fill ratios in order to secure favored distributor status from the manufacturers, requiring a significant investment in inventories. Fox International added a call center during fiscal 2005 and 2006. This call center is a consumer and dealer support center for both in-warranty and out-of-warranty household products, appliances, parts and electronics for Black & Decker, Delonghi, Norelco, Coby, and numerous other manufacturers. This call center also performs as a technical support center for the same manufacturers and processes all orders for distribution of the consumer electronic parts.
Patents and Trademarks
     The Company is currently in the process of applying for patents on newly developed products and technology and holds patents with respect to certain products and services. The Company also sells products under various trademarks and tradenames. Additionally, the Company licenses certain electronic technology to other manufacturing companies, which generated royalty revenues of approximately $177,000, $111,000 and $104,000 in fiscal 2008, 2007 and 2006, respectively. The Company believes that its patents and trademarks are of value, and intends to protect its rights when, in its view, these rights are infringed upon. The Company’s key patents expire in 2014. The Company believes that success in its industry primarily will be dependent upon incorporating emerging technology into new product line introductions, frequent product enhancements, and customer support and service.
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
Concentration of Customers
     The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, television and avionics industries. The Company’s Display Segment had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 46%, 45% and 41% of Display Segment net sales and 30%, 34% and 32% of consolidated net sales in fiscal 2008, 2007 and 2006, respectively. Sales to foreign customers were 13%, 13% and 14% of consolidated net sales for fiscal 2008, 2007 and 2006, respectively. The Company’s Wholesale Distribution Segment had net sales to one customer, National Parts, Inc., that comprised approximately 17%, 19% and 25% of that segment’s net sales in fiscal 2008, 2007 and 2006, respectively. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Backlog
     The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $20.5 million at February 29, 2008 and $20.4 million at February 28, 2007. The Company’s Lexel division, which is in the Display Segment, comprised $13.1 million or 64% and $14.0 million or 68% of the 2008 and 2007 backlog, respectively. It is anticipated that more than 94% of the February 29, 2008 backlog will ship during fiscal 2009.
Government Contracts
     The Company, primarily through its Aydin, Lexel and Display Systems subsidiaries, had contracts with the U.S. government (principally the Department of Defense and Department of Defense subcontractors) which generated net sales of approximately $26.8 million, $28.2 million and $26.9 million for fiscal 2008, 2007 and 2006, respectively. The Company’s costs and earnings in excess of billings on these contracts were approximately $2.2 million at February 29, 2008 and $3.0 million at February 28, 2007. The Company had billings in excess of costs and earnings on these contracts of a nominal amount at February 29, 2008 and at February 28, 2007. These contracts are typically less than twelve months in duration and specify a delivery schedule for units ordered. Most of these government contracts specify a designated number of units to be delivered at a specified price, rather than on a cost plus basis. These contracts are subject to government audit to ensure conformity with design specifications.
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
Research and Development
     The objectives of the Company’s research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing cathode ray and electron optic technology. The Company continues its research and development in advanced infrared imaging (“IR”) for commercial and military applications. The Company has funded additional IR research in partnership with the University of Rhode Island. The Company believes that potential future markets for IR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative costs. Research and development costs were approximately $0.8 million, $1.2 million and $1.3 million in fiscal 2008, 2007 and 2006, respectively.

Employees
     As of February 29, 2008, the Company employed a total of 523 persons on a full time basis. Of these, 116 were employed in executive, administrative, and clerical positions, 184 were employed in sales and distribution, and 223 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory.
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
     The Company utilizes flat panel displays in many of its monitor units. These flat panels are purchased from OEMs. The net sales generated in fiscal 2008 from products utilizing flat panel technology were $13.1 million as compared to $15.1 million in Fiscal 2007. Since a significant portion of the Company’s revenues is generated from the replacement market, the Company has the opportunity to see trends in OEM sales, and while the growth in flat panel products is outpacing growth in CRT products, the CRT market remains a quite viable market for its products. As trends continue to become more well defined, and replacement of these products occur in five to seven years, the Company foresees a bigger impact and utilization of flat panel products in its business. There is competition in the area of flat panel technology and the Company will strive to rely on its ability to adapt and incorporate designs into its future products so that it may compete in a profitable manner. Currently, the flat panel market is made up of many competitors of various sizes, none holding a dominant position in the flat panel marketplace.

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
     We currently derive a significant portion of our net sales (30% in fiscal 2008) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less then twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, financial condition and results of operations. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.
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
     A significant portion of our net sales (13% in fiscal 2008) are made to foreign customers. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:
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

Location	Square Feet	Lease Expires
CRT, Monitor and Electron Gun — Manufacturing and Warehouse Facilities
Tucker, Georgia	59,000	October 31, 2008
Stone Mountain, Georgia	45,000	December 31, 2007
White Mills, Pennsylvania	110,000	Company Owned
Bossier City, Louisiana	26,000	Company Owned
Lye, England	1,500	October 1, 2008
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Phelps, New York	32,000	Company Owned
Cape Canaveral, Florida	30,000	January 17, 2009
Lexington, Kentucky	80,000	March 31, 2010
Wholesale Electronic Parts Distribution
Bedford Heights, Ohio	60,000	Company Owned
Bedford Heights, Ohio	40,000	January 31, 2011
Beachwood, Ohio	16,000	July 31, 2010
Richardson, Texas	13,000	April 30, 2012
Buffalo, New York	30,000	November 30, 2009

(a)	The Birdsboro, Pennsylvania property secures mortgage loans from a bank with a principal balance of $0.5 million as of February 29, 2008. This mortgage loan bears an interest rate of approximately 7.3%. Monthly principal and interest payments of approximately $5,000 are payable through October 2021.

Item 3.	Legal Proceedings.
     The Company is involved in various legal proceedings relating to claims arising in the ordinary course of business.
     In May 2008, the Company was named in a lawsuit captioned Barco Federal Systems, LLC and Barco N.V., a Belgian corporation v. Aydin Displays, Inc. a Pennsylvania corporation , a subsidiary of Video Display Corporation, U.S. District Court, Northern District of Georgia, 1: 08-cv-01252-JEC. The complaint filed alleges that Aydin Displays, Inc. has infringed two patents held by Barco NV of Kortrijk, Belgium and licensed to Barco Federal Systems LLC, a U.S. subsidiary devised by Barco NV presumed to qualify Barco NV as a U.S. entity for solicitation of U.S. Government defense contracts.

     Aydin Displays, Inc. denies any infringement of the two Barco patents. In response to the lawsuit, Aydin Displays, Inc. has filed several counterclaims against Barco, asserting not only that Aydin Displays, Inc. has not infringed the patents, but also that Barco’s patents are invalid and unenforceable. Aydin Displays, Inc. is also investigating additional claims against Barco.

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
     The following table shows the range of prices for the Company’s common stock as reported (and as adjusted for the stock dividend discussed below) by NASDAQ for each quarterly period beginning on March 1, 2006. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 29, 2008		February 28, 2007
Quarter Ended	High	Low	High	Low
May	$8.31	$7.19	$9.60	$8.68
August	8.12	7.45	8.90	7.69
November	8.72	7.64	8.73	7.41
February	8.00	6.28	8.21	7.16
     There were approximately 697 holders of record of the Company’s common stock as of May 15, 2008.
     Payment of cash dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors which the Board of Directors may deem appropriate. The Company is restricted by certain loan agreements regarding the payout of cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of February 29, 2008 regarding compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance.

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
Stock Option Plan	and rights	warrants and rights	first column)

Equity compensation plans approved by security holders	124,000	$3.13	710,000
Recent Sales of Unregistered Securities
     In August 2006, the Company acquired certain assets of Hobson Bros. Inc. of Chicago, which the Company has included in the Display Segment, in exchange for 26,830 shares of the Company’s common stock held as treasury shares. The market value of shares issued was $9.32 on the date of closing for a total acquisition cost of $250,000.

Issuer Purchases of Equity Securities
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares over an indefinite and unspecified time period. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 29, 2008, the Company repurchased 176,251 shares at an average price of $7.47 per share, which have been added to treasury shares in the consolidated balance sheet. Under this program, an additional 375,332 shares remain authorized to be repurchased by the Company at February 29, 2008. As discussed in Note 7 to the Consolidated Financial Statements, the Loan and Security Agreement executed by the Company on June, 29, 2006 included restrictions on investments which restricted further repurchases of stock under this program. The participating banks granted an exception to these restrictions, allowing the Company to purchase unlimited shares providing the company meets the covenants in the loan agreement.
     The following table summarizes repurchases of our stock in the fourth quarter ended February 29, 2008 (in thousands):

				Maximum Number
				of Shares that
	Total		Total Number of	May Yet Be
	Number	Average	Shares Purchased	Purchased Under
	of	Price	as Part of Publicly	the Plans or
	Shares	Paid Per	Announced Plans	Programs at
Fiscal Period	Purchased	Share	or Programs	Period End
December 1, 2007 through December 31, 2007	15,920	$7.43	15,920	438,351
January 1, 2008 through January 31, 2008	47,935	6.96	47,935	390,416
February 1, 2008 through February 29, 2008	15,084	7.42	15,084	375,332

Total Fourth Quarter Fiscal 2008	78,939	$7.14	78,939	375,332

Item 6.	Selected Financial Data
     N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two segments — (1) the manufacture and distribution of displays and display components (“Display Segment”) and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers (“Wholesale Distribution Segment”). The Display Segment is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of Financial Accounting Standards Board Statement (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information.
•	Monitor — offers a wide range of CRT, flat panel and projection display systems for use in training and simulation, military, medical and industrial applications.

•	Data Display CRTs — offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Entertainment CRTs — offers a wide range of CRTs and projection tubes for television and home theater equipment.

•	Component Parts — provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.
     During fiscal 2008, management of the Company focused key resources on strategic efforts to improve the profitability of operations while seeking acquisition opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. In addition, the Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:
Inventory management - The Company continually monitors historical sales trends as well as projected needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.
     Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make “last time” buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers or accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. The Company’s management monitors the adequacy of its inventory reserves regularly, and at February 29, 2008, believes its reserves to be adequate.

Interest rate exposure — The Company had outstanding debt of approximately $21 million as of February 29, 2008 which is subject to interest rate fluctuations by the Company’s lenders. Variable interest rates on the company’s loans and the potential for rate hikes could negatively impact the Company’s future earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
Operations
     The following table sets forth, for the fiscal years indicated, the percentages which selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):
     (See Item 1. Business — Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions. See also Note 13. Segment Information to the Consolidated Financial Statements.)

	2008		2007
	Amount	%	Amount	%

Net Sales
Display Segment
Monitors	$44,331	50.3%	$45,072	55.0%
Data Display CRTs	11,285	12.8	9,839	12.0
Entertainment CRTs	2,217	2.5	2,578	3.2
Component Parts	454	0.5	397	0.5

Total Display Segment	58,287	66.1	57,886	70.7
Wholesale Distribution Segment	29,914	33.9	24,053	29.3

	$88,201	100.0%	$81,939	100.0%

Costs and expenses
Cost of goods sold	$59,706	67.7%	$54,347	66.3%
Selling and delivery	7,725	8.8	7,880	9.6
General and administrative	15,565	17.6	14,860	18.1

	82,996	94.1	77,087	94.0

Income from operations	5,205	5.9	4,852	5.9

Interest expense	(1,771)	(2.0)	(2,086)	(2.5)
Other income, net	500	0.6	17	0.0

Income before income taxes	3,934	4.5	2,783	3.4
Provision for income taxes	1,163	1.3	1,160	1.4

Net income	$2,771	3.2%	$1,623	2.0%

Fiscal 2008 Compared to Fiscal 2007
Net Sales
     Consolidated net sales increased $6.3 million or 7.6% to $88.2 million for fiscal 2008, compared to $81.9 million for fiscal 2007. Display Segment sales increased 0.7% or $0.4 million to $58.3 million for fiscal 2008, compared to $57.9 million for fiscal 2007. Wholesale Distribution Segment sales increased 24.4% or $5.8 million from $24.1 million for fiscal 2007 to $29.9 million for fiscal 2008.
     The net increase in Display Segment sales for fiscal 2008 is primarily attributed to the addition of the Clinton facility to the Data Display CRTs which offset declines in Monitors, other Data Display CRT facilities, and the Entertainment CRT sales , as compared to fiscal 2007. The Monitor revenues declined $0.7 million primarily due to the reduced demand for new flight training systems for commercial and military flight training. Data Display CRTs sales in fiscal 2008 benefited from the addition of the Clinton division which offset declines in the Data and UK divisions. Entertainment CRT net sales declined $0.4 million in fiscal 2008 compared to fiscal 2007. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets, fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Future sales trends in this division will be negatively impacted by the decreasing number of extended warranties sold for larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.
     Components Parts sales increased $0.1 million from fiscal 2007 to fiscal 2008. Component Parts sales have generally declined in recent years due to weaker demand for electron gun and stem sales. Component Parts sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers. These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets.
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
Gross Margins
     Consolidated gross margins decreased to 32.3% for fiscal 2008 from 33.7% for fiscal 2007.
     Display Segment margins increased from 28.6% for fiscal 2007 to 28.9% for fiscal 2008. Gross margins within the Monitor operation decreased to 28.2% for fiscal 2008 compared to 30.1% for fiscal 2007. This decrease is primarily attributable to delays and increased costs on several contracts in fiscal 2008 at the Aydin division. Data Display CRT gross margins increased to 28.1% for fiscal 2008 compared to 22.1% for fiscal 2007. This improvement in margins is primarily attributed to improved selling prices of certain CRT products with limited availability and reduced costs through transition to internal manufacturing of certain high resolution projection tubes. Gross margins in Entertainment CRTs increased from 30.3% for fiscal 2007 to 41.7% for fiscal 2008 due to the impact of the increased volume of high margin products at the company’s Louisiana facility. Gross margins from Component Parts increased to 50.4% for fiscal 2008 from 2.8% for fiscal 2007, primarily reflecting the disposal of the unprofitable Wintron facility in May 2006.

     The Wholesale Distribution Segment gross margins decreased from 45.9% for fiscal 2007 to 38.9% for fiscal 2008, primarily due to the impact of increased sales volume of lower margin call center “service sales” during fiscal 2008. Expenses for the call center are classified as operating expenses.
Operating Expenses
     Operating expenses as a percentage of sales decreased from 27.8% for fiscal 2007 to 26.4% for fiscal 2008 primarily reflecting the impact of increased sales without increasing expenses during fiscal 2008.
     Display Segment operating expenses decreased $0.2 million or 1.2% to $11.5 million for fiscal 2008 compared to $11.7 million in fiscal 2007. This reduction is primarily due to cost savings derived from management’s efforts to consolidate facilities, reduce overhead personnel and disposal of unprofitable operations.
     Wholesale Distribution Segment operating expenses increased $0.7 million or 6.3% to $11.8 million for fiscal 2008 compared to $11.1 million in fiscal 2007, primarily due to additional expenses associated with the call center which was expanded late in fiscal 2006. These expenses (primarily payroll) are classified in general and administrative expense in the consolidated financial statements.
Interest Expense
     Interest expense decreased $0.3 million or 15.2% to $1.8 million for fiscal 2008 compared to $2.1 million in fiscal 2007. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. These decreases in interest expense primarily reflect a reduced balance on the debt and lower market interest rates in effect during fiscal 2008 compared to fiscal 2007.
Income Taxes
     The effective tax rate for fiscal 2008 was 29.6% compared to 41.7% for fiscal 2007. The lower effective rate in 2008 was primarily due to the impact of a state tax refund received of approximately $0.2 million (net of federal taxes), which related to amendments to apportionment factors in previously filed state of Kentucky income tax returns, and $0.2 million due to domestic production activities.
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
Management’s Discussion of Liquidity and Capital Resources
     At February 29, 2008 and February 28, 2007, the Company had total cash of $1.6 million and $1.2 million, respectively. The Company’s working capital was $39.0 million at February 29, 2008 and February 28, 2007. At February 29, 2008 the Company’s $15.2 million in outstanding lines of credit were classified as long-term debt as the bank agreement was extended during fiscal 2008 to June 2009, as discussed later in this section. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, borrowings from its CEO and long-term debt.
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
     Cash provided by operations was $5.7 million in fiscal 2008 and $4.2 million in fiscal 2007. During fiscal 2008, net working capital items increased by $0.6 million due to an increase in accounts payable of $1.0 million and a $0.7 million decrease in cost, estimated earnings and billings , net, on uncompleted contracts offset by a $3.1 million increase in gross inventories and $0.7 million increase in refundable income taxes. During fiscal 2007, net working capital, excluding acquisitions, increased $22.7 million due to a $1.0 million increase in accounts receivable, a $2.1 million decrease in inventory, a $2.9 million increase in cost, estimated earnings and billings, net, on uncompleted contacts, a decrease of $1.2 million in refundable income taxes and a decrease in short term lines of credit, mainly due to the refinancing of those lines, of $17.6 million. The increase in accounts receivable resulted from the timing of sales near the end of the fiscal year. The overall aging of accounts receivable improved slightly at February 28, 2007 compared to the prior fiscal year end. The reduction in inventory is primarily due to a reduction in bulk purchases of last time buys of CRTs as the Company anticipates a trend of reduced demand for these products in the replacement market. After refinancing during fiscal 2007, the lines of credit are now classified as long term liabilities.
     Investing activities used cash of $0.8 million and $0.8 million in fiscal 2008 and fiscal 2007 respectively. In fiscal 2007, the Company acquired the business and assets of EDL Displays, inc. in exchange for $0.6 million in cash plus the assumption of a $0.7 bank loan. Capital expenditures exclusive of acquisitions were $0.8 million and $0.4 million in fiscal 2008 and fiscal 2007 respectively. Capital expenditures in fiscal 2008 of $0.8 million and 2007 of $0.4 million were for general maintenance requirements and computer hardware. The Company does not anticipate significant investments in capital assets for fiscal 2009 beyond normal maintenance requirements.
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
     Also during 2007, the Company acquired certain assets of Hobson Bros. Inc., including inventory, fixed assets and various other assets of $250,000 in exchange for $250,000 in market value of the Company’s common stock.
     Financing activities used cash of $4.5 million and $4.0 million in fiscal 2008 and fiscal 2007 respectively. During fiscal 2008, the Company used cash for the net repayment of loans to related parties of $3.0 million and for the repurchase of common stock of $1.3 million. During fiscal 2007, the Company used cash for net repayment of long term debt, lines of credit and financing lease obligations of $2.4 million, for net repayment of loans from related parties of $0.9 million and for the repurchase of common stock of $0.8 million.
     On June 29, 2006, the Company executed a Loan and Security Agreement with a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Ltd. As of February 29,

2008, the outstanding balances of these lines of credit were $11.7 million and $3.5 million, respectively. The available amounts for borrowing were $5.3 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The agreement was extended to June 2009, and accordingly is classified under long term liabilities on the Company’s balance sheet. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. In conjunction with Loan and Security Agreement, the syndicate also executed a $3.0 million term note with the Company repayable in 60 monthly increments of $50,000 each through July 1, 2011, and the Chief Executive Officer (“CEO”) of the Company personally provided a $6.0 million subordinated term note to the Company. See related information in Notes 7 and 8 to the Consolidated Financial Statements. These new lines of credit replaced two lines of credit outstanding with Bank of America, which were terminated in conjunction with this agreement. At the date of termination, the Company was not in compliance with the consolidated Fixed Charge Coverage Ratio and the consolidated Senior Funded Debt to EBITDA ratio covenants as defined by the Bank of America credit line agreements.
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 29, 2008, the Company repurchased 176,251 shares at an average price of $7.47 per share, which have been added to treasury shares on the consolidated balance sheet. Under this program, an additional 375,332 shares remain authorized to be repurchased by the Company at February 29, 2008. As discussed in Note 7, the Loan and Security Agreement executed by Company on June, 29, 2006 included restrictions on investments which restricted further repurchases of stock under this program. The participating banks granted an exception to these restrictions, allowing the Company to purchase unlimited shares providing the company meets the covenants in the loan agreement.
Transactions with Related Parties, Contractual Obligations and Commitments
     In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Centura and Regions Bank. The balance outstanding under this loan agreement was approximately $2.8 million at February 29, 2008.
     The Company has a demand note outstanding from another officer, bearing interest at 8 percent. Principal payments of $44,000 and $71,000 were made on this note in fiscal 2008 and 2007, respectively, while additional advances of $0 and $220,000 were borrowed on this note during fiscal 2008 and 2007, respectively. The balance outstanding on this note is $252,000 at February 29, 2008.

Contractual Obligations
     Future maturities of long-term debt and future contractual obligations due under operating leases at February 29, 2008 are as follows (in thousands):

	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$20,746	$1,276	$17,205	$1,099	$1,166
Capital lease obligations	473	164	309	—	—
Interest obligations on long-term debt and capital lease obligations (a)	3,590	1,622	1,222	358	388
Operating lease obligations	4,079	1,980	1,834	252	13
Purchase obligations	2,851	2,851	—	—	—
Warranty reserve obligations	576	576	—	—	—

Total	$32,315	$8,469	$20,570	$1,709	$1,567

(a)	This line item was calculated by utilizing the effective rate on outstanding debt as of February 29, 2008.
Off-Balance Sheet Arrangements
     Except for operating leases, the Company historically has not relied upon off-balance sheet arrangements, transactions or relationships that would materially affect liquidity or the availability of, or requirements for, capital resources.
Critical Accounting Policies
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, the allowance for bad debts, contract revenue recognition as well as profitability or loss recognition estimates and warranty reserves. The Company uses the following methods and assumptions in determining its estimates:
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

     During fiscal 2008 and fiscal 2007, the Company deducted inventory against the reserve for obsolescence in the amount of $1.7 million and $0.8 million respectively. The reserve for inventory obsolescence was approximately $5.5 million and $5.4 million at February 29, 2008 and February 28, 2007, respectively.
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
Other loss contingencies
     Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple factors that often depend on judgments about potential actions by third parties.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3 (“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The Company currently presents these taxes on a net basis and therefore the adoption of EITF 06-3 did not have a material effect on the Company’s consolidated financial statements.
     On March 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the Companies’ consolidated financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. The adoption of Interpretation No. 48 in fiscal 2008 did not have a material impact on the Company’s consolidated financial statements.
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
     In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Statement No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal years ending after December 15, 2006. The Company does not currently provide defined benefit pension or other postretirement plans; therefore the adoption of this statement did not have an impact on the Company’s consolidated financial statements.
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
     In December 2007, the FASB issued SFAS 141 (R), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning March 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141 (R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after February 28, 2010.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $20.4 million of outstanding debt at February 29, 2008 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $204,000 in pre-tax income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at February 29, 2008. The Company does not trade in derivative financial instruments.
     The Company has a subsidiary in the UK, which is not material, but uses the British pound as its functional currency. Due to its limited operations outside of the U.S., the Company’s exposure to changes in foreign currency exchange rates between the U.S. dollar and foreign currencies or to weakening economic conditions in foreign markets is not expected to significantly affect the Company’s financial position.

Item 8.	Financial Statements and Supplementary Data.
Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Video Display Corporation
We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the “Company”) as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 29, 2008 and February 28, 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, for the year ended February 28, 2007, the Company changed its method of accounting for share-based compensation.
/s/ Carr, Riggs & Ingram, LLC
Atlanta, Georgia
June 13, 2008

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	February 29,	February 28,
	2008	2007
Assets
Current Assets
Cash	$1,636	$1,226
Accounts receivable, less allowance for bad debts of $201 and $458, respectively	10,373	10,497
Inventories, net	34,550	33,344
Cost and estimated earnings in excess of billings on uncompleted contracts	2,225	2,963
Deferred income taxes	2,998	3,042
Income taxes refundable	672	—
Prepaid expenses and other current assets	367	737

Total current assets	52,821	51,809

Property, plant and equipment:
Land	585	585
Buildings	8,258	8,223
Machinery and equipment	20,943	20,196

	29,786	29,004
Accumulated depreciation	(22,470)	(21,084)

Net property, plant and equipment	7,316	7,920

Goodwill	1,343	1,343
Intangible assets, net	2,954	3,894
Deferred income taxes	192	—
Other assets	74	121

Total assets	$64,700	$65,087

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	February 29,	February 28,
	2008	2007
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$7,334	$6,325
Accrued liabilities	5,074	4,054
Billings in excess of cost and estimated earnings on uncompleted contracts	—	34
Current maturities of notes payable to officers and directors	648	446
Convertible notes payable, net of discount of $75	—	1,175
Income taxes payable	—	61
Current maturities of long-term debt and financing lease obligations	789	726

Total current liabilities	13,845	12,821

Lines of credit	15,164	13,593
Long-term debt, less current maturities	1,928	2,550
Financing lease obligations, less current maturities	313	269
Notes payable to officers and directors, less current maturities	2,377	5,619
Other long-term liabilities	123	623
Deferred income taxes	—	71

Total liabilities	33,750	35,546

Commitments and contingencies (See Note 15)

Shareholders’ Equity
Preferred stock, no par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value — 50,000 shares authorized; 9,707 issued and 9,491 outstanding at February 29, 2008, and 9,707 issued and 9,600 outstanding at February 28, 2007	7,293	7,284
Additional paid-in capital	127	171
Retained earnings	26,147	23,376
Accumulated other comprehensive income	85	95
Treasury stock, 275 shares at February 29, 2008 and 166 shares at February 28, 2007 at cost	(2,702)	(1,385)

Total shareholders’ equity	30,950	29,541

Total liabilities and shareholders’ equity	$64,700	$65,087

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statement of Operations
(in thousands, except per share data)

	February 29,	February 28,
	2008	2007
Net sales	$88,201	$81,939
Cost of goods sold	59,706	54,347

Gross profit	28,495	27,592

Operating expenses
Selling and delivery	7,725	7,880
General and administrative	15,565	14,860

	23,290	22,740

Operating income	5,205	4,852

Other income (expense)
Interest expense	(1,771)	(2,086)
Other, net	500	17

	(1,271)	(2,069)

Income before income taxes	3,934	2,783
Provision for income taxes	1,163	1,160

Net income	$2,771	$1,623

Net income per share — basic	$0.29	$0.17

Net income per share — diluted	$0.29	$0.16

Average shares outstanding — basic	9,583	9,648

Average shares outstanding — diluted	9,664	9,838

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(in thousands)

					Accumulated		Current
			Additional		Other		Year
	Common	Share	Paid-in	Retained	Comprehensive	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Income
Balance, February 28, 2006	9,628	7,198	92	21,771	(172)	(859)
Net income	—	—	—	1,623	—	—	$1,623
Foreign currency translation adjustment	—	—	—	—	267	—	267

Total comprehensive income	—	—	—	—	—	—	$1,890

Issuance of common stock under stock option plan	52	86	—	—	—	—
Issuance of common stock from treasury	27	—	—	(18)	—	268
Repurchase of treasury stock	(107)	—	—	—	—	(794)
Share based compensation	—	—	79	—	—	—

Balance, February 28, 2007	9,600	7,284	171	23,376	95	(1,385)
Net income	—	—	—	2,771	—	—	$2,771
Foreign currency translation adjustment	—	—	—	—	(10)	—	(10)

Total comprehensive income	—	—	—	—	—	—	$2,761

Issuance of common stock under stock option plan	—	9	—	—	—	—
Issuance of common stock from treasury	67	—	—	—	—	—
Repurchase of treasury stock	(176)	—	—	—	—	(1,317)
Share based compensation	—	—	(44)	—	—	—

Balance, February 29, 2008	9,491	$7,293	$127	$26,147	$85	$(2,702)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	February 29,	February 28,
	2008	2007
Operating Activities
Net income	$2,771	$1,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,354	2,250
Allowance for bad debts	(257)	98
Reserves on inventories	1,875	1,748
Non-cash charge for share based compensation	(44)	79
Deferred income taxes	(219)	(252)
Interest on convertible note	—	38
Loss on disposal of property, plant and equipment	29	9
Changes in working capital items, net of effect of acquisitions:
Accounts receivable	380	(992)
Inventories	(3,081)	2,120
Cost, estimated earnings and billings, net on uncompleted contracts	705	(2,926)
Prepaid expenses and other assets	(816)	848
Accounts payable and accrued liabilities	2,028	(417)

Net cash provided by operating activities	5,725	4,226

Investing Activities
Capital expenditures	(839)	(445)
Cash paid for acquisition	—	(550)
Cash received from sale of property, plant and equipment	—	159

Net cash used in investing activities	(839)	(836)

Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	22,749	48,773
Repayments of long-term debt, lines of credit and financing lease obligations	(22,867)	(51,191)
Proceeds on notes payable from officers and directors	1,103	3,220
Repayments of notes payable to officers and directors	(4,143)	(4,102)
Proceeds from stock option exercises	9	86
Purchases and retirements of common stock and purchases of treasury stock	(1,317)	(794)

Net cash used in financing activities	(4,466)	(4,008)

Effect of exchange rates on cash	(10)	267

Net change in cash	410	(351)

Cash, beginning of year	1,226	1,577

Cash, end of year	$1,636	$1,226

The accompanying notes are an integral part of these statements.
See Note 17 for supplemental cash flow information.

Note 1.   Summary of Significant Accounting Policies
Fiscal Year
     All references herein to “2008” and “2007” mean the fiscal years ended February 29, 2008 and February 28, 2007 respectively.
Nature of Business
     Video Display Corporation and subsidiaries (the “Company”) principally manufactures and distributes cathode ray tubes (“CRTs”) in the worldwide replacement market for use in television sets and data display screens for medical, military and industrial monitoring systems as well as manufacturing and distributing electron optic parts, which are significant components in new and recycled CRTs and monitors. The Company also manufactures low and high-end monochrome and color CRT and active matrix liquid crystal monitor displays for use in specialty high performance and ruggedized applications. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. In addition, the Company operates a call center which acts as a consumer and dealer support center for in-warranty and out-of-warranty household products, appliances, parts and accessories for Black & Decker, Delonghi, Norelco, Coby and various other manufacturers. This call center also acts as a technical support center for these same manufacturers. The Company’s operations are principally located in the U.S.; however, the Company does have a subsidiary operation located in the United Kingdom.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.
Reclassifications
     Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, bad debts, inventory reserves, valuations on deferred income tax assets, goodwill and other intangible assets, accounting for percentage of completion contracts and the length of product life cycles and fixed asset lives. Actual results could vary from these estimates.
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
     In accordance with Emerging Issues Task Force Issue (“EITF”) 00-10 “Accounting for Shipping and Handling Fees and Costs”, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of operations. Shipping costs of $2.2 million and $2.3 million were included in the fiscal years ended 2008 and 2007 respectively.
     A portion of the Company’s revenue is derived from contracts to manufacture CRTs to a buyer’s specification. These contracts are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The Company utilizes the percentage of completion method as contemplated by this SOP to recognize revenue on all contracts to design, develop, manufacture, or modify complex electronic equipment to a buyer’s specification. Percentage of completion is measured using the ratio of costs incurred to estimated total costs at completion. Any losses identified on contracts are recognized immediately.
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
Research and Development
     The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative expenses. Research and development costs were approximately $0.8 million and $1.2 million in the fiscal years ended 2008 and 2007 respectively.
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
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings — ten to twenty-five years; Machinery and Equipment — five to ten years. Depreciation expense totaled approximately $1.4 million and $1.4 million for the fiscal years ended 2008 and 2007 respectively. Substantial betterments to property, plant and equipment are capitalized and routine repairs and maintenance are expensed as incurred.
     Management reviews and assesses long-lived assets, which includes property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, management estimates the future cash flows expected to result from the use of the asset. If the sum of the undiscounted expected cash flows is less than the carrying amount of the asset, an impairment loss is recognized based upon the estimated fair value of the asset.
Goodwill and Other Intangibles
     Goodwill and nonamortizable intangible assets are tested for impairment annually unless events or circumstances exist that would require an assessment in the interim. The Company uses a multiple of EBITDA (earnings before interest, tax, depreciation and amortization expenses) in evaluating the fair value of the monitor operations. As a result of such testing in February 2008 and 2007, the Company determined there was no impairment of goodwill.
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
     For the fiscal year ended February 29, 2008 and February 28, 2007, the Company recognized general and administrative expense of ($44,000) and $86,000 related to share-based compensation. After the adoption of SFAS No. 123(R), the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of February 29, 2008, total unrecognized compensation costs related to stock options and shares of restricted stock granted was $103,686. The unrecognized share based compensation cost is expected to be recognized ratably over a period of approximately 3 years.
Comprehensive Income
     SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and presentation of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. Total comprehensive income was approximately $2.8 million and $1.9 million in the fiscal years ended 2008 and 2007 respectively.
Stock Repurchase Program
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a non-time limited continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 29, 2008, the Company repurchased 176,251 shares at an average price of $7.47 per share, which have been added to treasury shares on the consolidated balance sheet. Under this program, an additional 375,332 shares remain authorized to be repurchased by the Company at February 29, 2008. As discussed in Note 7, the Loan and Security Agreement executed by the Company on June 29, 2006 included restrictions on investments which restricted further repurchases of stock under this program. The participating banks granted a limited exception to these restrictions, allowing the Company to purchase unlimited shares providing the company meets the covenants in the loan agreement.

Taxes on Income
     The Company accounts for income taxes under the asset and liability method prescribed in FASB Statement No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates are recognized as income or expense in the period that includes the enactment date.
     Effective March 1, 2007, the Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the Companies’ consolidated financial statements. Interpretation No. 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material unrecognized tax benefits. As of February 29, 2008, the Company does not have any material unrecognized tax benefits.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued upon the adoption of Interpretation No. 48, and, as of February 29, 2008, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.
     According to federal statute, the Company’s tax returns for the years ended February 28, 2005, 2006 and 2007 remain open to examination by the Internal Revenue Service (“IRS”). Most state taxing authorities follow the federal statute of three years. The IRS commenced a routine examination of the Company’s U.S. federal income tax return for the year ended February 28, 2006 during the first quarter of fiscal 2009 that is anticipated to be concluded in the third quarter of 2009.
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
     The following is a reconciliation of basic earnings per share to diluted earnings per share for 2008 and 2007, (in thousands, except for per share data)

		Average
		Shares	Net Income
	Net Income	Outstanding	Per Share
2008
Basic	$2,771	9,583	$0.29
Effect of dilution:
Options	—	81

Diluted	$2,771	9,664	$0.29

2007
Basic	$1,623	9,648	$0.17
Effect of dilution:
Options	—	190

Diluted	$1,623	9,838	$0.16

Stock options, debentures and other liabilities convertible into 304,000 and 468,000 shares respectively of the Company’s common stock were anti-dilutive and were excluded from the fiscal 2008 and 2007 diluted earnings per share calculation.
Segment Reporting
     The Company applies Statement No. 131, Disclosures about Segments of an Enterprise and Related Information to report information about operating segments in annual and interim financial reports. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the chief operating decision maker in order to make decisions about allocating resources, and for which discrete financial information is available (see Note 13. Segment Reporting).
Recent Accounting Pronouncements
     In June 2006, the FASB ratified EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concluded that the presentation of taxes within its scope on either a gross (included in revenue and cost) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The Company presents these taxes on a net basis and the adoption of EITF 06-3 did not have a material effect on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement No. 157, Fair Values Measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for any interim periods within those fiscal years. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies are required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Management does not expect that the implementation of Statement No. 157 will have a material impact on the Management’s consolidated financial statements.
     In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Statement No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for fiscal years ending after December 15, 2006. The Company does not currently provide defined benefit pension or other postretirement plans; therefore the adoption of this interpretation did not have an impact on the Company’s consolidated financial statements.
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
     In December 2007, the FASB issued Statement No. 141 (R), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning March 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that Statement No. 141 (R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after February 28, 2010.

     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that Statement No. 160 will have on its consolidated financial statements. Statement No. 160 is effective for the Company’s fiscal year beginning March 1, 2009.
Note 2.   Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
     Information relative to contracts in progress consisted of the following (in thousands):

	February 29,	February 28,
	2008	2007
Costs incurred to date on uncompleted contracts	$7,325	$4,127
Estimated earnings recognized to date on these contracts	1,617	1,203

	8,942	5,330
Billings to date	(6,717)	(2,401)

Costs and estimated earnings in excess of billings, net	$2,225	$2,929

Costs and estimated earnings in excess of billings	$2,225	$2,963
Billings in excess of costs and estimated earnings	—	(34)

	$2,225	$2,929

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
     Changes in job performance, manufacturing efficiency, final contract settlements and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The effect of changes in the estimated profitability of contracts for fiscal 2008 was to decrease net earnings by approximately $1.0 million pre-tax and $0.6 million after tax, below the amounts which would have been reported had the preceding year contract profitability estimates been used. This decrease in profitability was primarily the result of mechanical changes and the re-design of printed circuit card assemblies to correct reliability for one major customer.

     As of February 29, 2008 and February 28, 2007, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 29, 2008 and February 28, 2007, there were no progress payments that had been netted against inventory.
Note 3.   Intangible Assets
     Intangible assets consist primarily of the unamortized value of purchased patents/designs, customer lists, non-compete agreements and miscellaneous other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $940,000 and $815,00 for fiscal 2008 and 2007 respectively. As of February 29, 2008 and February 28, 2007, the cost and accumulated amortization of intangible assets was as follows (in thousands):

	February 29, 2008		February 28, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,611	$1,635	$3,611	$1,089
Non-compete agreements	1,245	803	1,245	552
Patents/designs	765	274	765	154
Other intangibles	149	104	149	81

	$5,770	$2,816	$5,770	$1,876

     Expected amortization expense for the next five years and thereafter is as follows (in thousands):

Year	Amort. Exp.
2009	$883
2010	$664
2011	$238
2012	$182
2013	$138
Thereafter	$849
Note 4.   Business Acquisitions
     Effective December 31, 2006, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. located in Loves Park, Illinois. The Cathode Ray Tube Manufacturing and Distribution Business has been an industry leader in the supply of monochrome CRTs used in video display products since 1964. The assets acquired in this transaction have been recorded based on their fair value at the date of acquisition and include inventories of $2,125,000, equipment of $100,000 and certain intellectual property and customer lists of $325,000. Consideration for the assets acquired included a $1.0 million face value Convertible Note Payable, convertible into 120,000 shares of the Company’s common stock, delivered on the closing date, January 9, 2007, an agreement to deliver, on the first anniversary of the closing date, a certificate for $1,125,000 in market value of the Company’s common stock as of that date, and on the second anniversary of the closing date, a certificate for $500,000 in market value of the Company’s common stock as of that date. The agreement to subsequently deliver shares of common stock includes terms which limit the maximum number of shares which may be issued and provide an option for the seller to receive cash in lieu of stock, if the Company’s common stock is selling for less than $7.00 per share on the applicable anniversary dates of the agreement. The Company recorded the convertible notes payable net of an implied discount of $75,000. The purchase agreement provides for an adjustment to this base purchase price on the second anniversary of the closing date, to be paid in shares of the Company’s common stock, based on the remaining fair value of the initial inventories on hand as of that date. The purchase agreement also included a $300,000 cash payment on the closing date for a 12 month lease of facilities located in Loves Park. The product development designs and drawings are being amortized over a five year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets.
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
     On June 22, 2006, the Company acquired the business and assets of EDL Displays, Inc. (“EDL”) located in Dayton Ohio. EDL is noted for its specialized, large-size, ruggedized, high-resolution displays with application in air traffic control, shipboard navigation, simulation, homeland security, and command and control. The assets acquired in this transaction have been recorded based on their fair value at the date of acquisition and include accounts receivable of $120,000, inventories of $400,000, equipment of $50,000 and certain intellectual property and customer lists of $658,000. Total consideration for the assets acquired included a cash payment of $550,000 and the assumption of a $678,000 bank loan. The purchase agreement provided for an adjustment to the purchase price based on final collection of accounts receivable and evaluation of the market value of purchased inventories at the end of a 12 month period of operation. No adjustment was necessary. The intellectual property, including product development designs and drawings are being amortized over a five year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets. The EDL business was relocated and merged into the Company’s Pennsylvania based Aydin Displays operation effective December 31, 2006.
Note 5.   Inventories
     Inventories consisted of the following (in thousands):

	February 29,	February 28,
	2008	2007
Raw materials	$19,028	$19,540
Work-in-process	6,699	4,210
Finished goods	14,374	14,980

	40,101	38,730
Reserves for obsolescence	(5,551)	(5,386)

	$34,550	$33,344

Note 6.   Long-Term Debt
     Long-term debt consisted of the following (in thousands):

	February 29,	February 28,
	2008	2007
Note payable to bank syndicate (RBC Centura and Regions Bank); interest rate at LIBOR plus applicable margin as defined per the loan agreement, (5.11% combined rate as of February 29, 2008); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company.	$2,050	$2,650
Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of February 29, 2008); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	500	521
Other	6	16

	2,556	3,187
Financing lease obligations	474	358

	3,030	3,545
Less current maturities	(789)	(726)

	$2,241	$2,819

     Future maturities of long-term debt and capitalized lease obligations are as follows (in thousands):

Year	Amount
2009	$789
2010	799
2011	760
2012	278
2013	30
Thereafter	374

$3,030

Note 7.   Lines of Credit
     On June 29, 2006, the Company executed a Loan and Security Agreement with a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Ltd. As of February 29, 2008, the outstanding balances of these lines of credit were $11.7 million and $3.5 million, respectively. The available amounts for borrowing were $5.3 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including the purchase of Company stock), divestitures and certain other changes in the business. The agreement was extended to June 2009, and accordingly is classified under long term liabilities on the Company’s balance sheet. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. In conjunction with Loan and Security Agreement, the syndicate also executed a $3.0 million term note with the Company, and the CEO of the Company provided a $6.0 million subordinated term note to the Company. See related information in Note 8 below.
Note 8.   Notes Payable to Officers and Directors
     In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. Interest payments of $260,000 and $446,000 were paid on this note in fiscal 2008 and fiscal 2007 respectively. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Centura and Regions Bank. The balance outstanding under this loan agreement was approximately $2.8 million at February 29, 2008.
     The Company has a demand note outstanding from another officer, bearing interest at 8%. Principal payments of $44,000 and $71,000 were made on these notes in fiscal 2008 and 2007, respectively, while additional advances of $0 and $220,000 were borrowed on these notes during fiscal 2008 and 2007, respectively. Interest payments of $22,000 and $34,000 were paid on this note in fiscal 2008 and fiscal 2007 respectively. The balance outstanding on this note is $252,000 at February 29, 2008.
Note 9.   Convertible Notes Payable
     In connection with the purchase of the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. discussed in Note 4, the Company issued a $1.0 million face value non-interest bearing Convertible Note Payable with a maturity date of January 8, 2008. The note is convertible into 120,000 shares of the Company’s common stock at any time prior to maturity. The Company recognized a $75,000 discount on the debt to reflect the inherent interest in the notes, which will accrete as interest expense over the one year life of the note. Total interest expense accreted on this note during fiscal 2008 and 2007 was $62,000 and $13,000 respectively. The convertible note was paid in January 2008.
     During fiscal 2004, the Company issued four non-interest bearing notes payable due August 2007, valued at $125,000 each, and convertible at any time into common shares of the Company’s stock at a rate of $12.50 per share. The Company recognized a $150,000 discount on the debt to reflect the inherent interest in the notes. This discount on debt is accreted as interest expense over the three year life of the notes. The discount fully accretes upon conversion of the debt to equity. During the fourth quarter of fiscal 2005, one of the notes was converted into 10,000 shares of the Company’s common stock. During the first quarter of fiscal 2006, another of the notes was converted into 10,000 shares of the Company’s common stock. The remaining two notes were paid during the second quarter of fiscal 2008. Total interest expense accreted on these notes during fiscal 2008 and Fiscal 2007 was $12,500 and $25,000, respectively.
Note 10.   Accrued Expenses and Warranty Obligations
     The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2008 and 2007. The Company provides no other guarantees.

	2008	2007
Balance at beginning of year	$363	$510
Provision for current year sales	941	769
Warranty costs incurred	(728)	(916)
Balance at end of year	$576	$363

     Accrued liabilities consisted of the following (in thousands):

	February 29, 2008	February 28, 2007
Accrued compensation and benefits	$1,219	$1,261
Accrued liability to issue stock	1,625	1,125
Accrued warranty	576	363
Accrued customer advances	173	338
Accrued other	1,481	967

	$5,074	$4,054

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

     Information regarding the stock option plans is as follows:

	Number of	Average Exercise
	Shares	Price
	(in thousands)	Per Share

Outstanding at February 28, 2006	310	$4.24
Granted	—	—
Exercised	(52)	1.67
Forfeited or expired	(24)	3.13

Outstanding at February 28, 2007	234	$5.52
Granted	41	7.74
Exercised	(67)	1.45
Forfeited or expired	(84)	10.23

Outstanding at February 29, 2008	124	$5.31

Options exercisable
February 29, 2008	89	$4.37
February 28, 2007	184	3.53
February 28, 2006	260	2.98

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
Range	February 29, 2008	Contractual Life	Average	February 29, 2008	Average
of Exercise Prices	(in thousands)	(in years)	Exercise Price	(in thousands)	Exercise Price
$2.20-3.25	52	2.4	$2.71	52	$2.71
3.38-4.22	22	0.3	3.84	22	3.84
7.71-7.91	41	8.5	7.74	6	7.91
12.85-13.30	9	0.5	12.87	9	12.87

	124	4.1	$5.31	89	$4.37

     The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock. The Company calculates the historic volatility based on the weekly stock closing price, adjusted for dividends and stock splits. The fair value of the stock options is based on the stock price at the time the option is granted, the annualized volatility of the stock and the discount rate at the grant date.
     On September 1, 2006, the Company granted 10,000 restricted common stock shares to certain management employees at fair value on the date of grant, $8.12 per share. Total compensation cost associated with the grant, $81,000 will be recognized over the twenty-one month vesting period, at which time the restrictions on the shares will terminate. No forfeitures are expected in relation to this grant due to the limited term of vesting. 35,000 options were granted to the new Chief Financial Officer during the fiscal year ended February 29, 2008.

Note 12. Taxes on Income
     Provision for (benefit from) income taxes in the consolidated statements of operations consisted of the following components (in thousands):

	Fiscal Year Ended
	February 29,	February 28,
	2008	2007
Current:
Federal	1,311	$1,230
State	(22)	151
Foreign	93	31
	1,382	1,412

Deferred:
Federal	(190)	(207)
State	(29)	(45)
	(219)	(252)

Total	$1,163	$1,160

     Income before provision for taxes consisted of the following (in thousands):

	Fiscal Year Ended
	February 29,	February 28,
	2008	2007
U.S. operations Foreign operations	$3,627 307	$2,706 77

	$3,934	$2,783

     The following table shows the reconciliation of federal income taxes at the statutory rate on income before income taxes to the reported provision for income tax (in thousands):

	Fiscal Year Ended
	February 29, 2008	February 28, 2007
Statutory U.S. federal income tax rate	$1,338	$936
State income taxes, net of federal benefit	(76)	106
Foreign operating income (loss)	(12)	36
Non-deductible expenses	3	37
Domestic production activities deduction	(84)	(40)
Other	(6)	85

Taxes at effective income tax rate	$1,163	$1,160

     The effective tax rate for fiscal 2008 was 29.6% compared to 41.7% for fiscal 2007. The lower effective rate in 2008 was primarily due to the impact of a state tax refund received of approximately $0.2 million (net of federal taxes), which related to amendments to apportionment factors in previously filed state of Kentucky income tax returns and , and $0.3 million due to domestic production activities.
     Deferred income taxes as of February 29, 2008 and February 28, 2007 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards.
     The sources of the temporary differences and carryforwards, and their effect on the net deferred tax asset consisted of the following (in thousands):

	Fiscal Year Ended
	February 29,	February 28,
	2008	2007
Deferred tax assets:
Investment capital loss carryforwards	$41	$41
Uniform capitalization costs	362	446

	Fiscal Year Ended
	February 29,	February 28,
	2008	2007
Inventory reserves	2,075	2,047
Accrued liabilities	793	420
Allowance for doubtful accounts	77	174
Amortization of intangibles	401	554
Other	27	9

	3,776	3,691

Valuation allowance	(38)	(38)

Deferred tax liabilities:
Basis difference of property, plant and equipment	(531)	(630)
Other	(17)	(52)

Net deferred tax assets	$3,190	$2,971

Current asset	$2,998	$3,042
Non-current asset	192
Non-current liability	—	(71)

	$3,190	$2,971

     Investment loss carryforwards consist primarily of investment losses, which may be utilized to offset any future taxable gains on the sale of investments. Investment loss carryforwards in the amount of $108,000 expire in 2009. The Company has provided a valuation allowance on these loss carryforwards, as full realization of these assets is not considered likely.
     Undistributed earnings of the Company’s foreign subsidiary have been considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign country. The Company has decided to close the foreign subsidiary and has determined the tax liability to be immaterial.
Note 13. Segment Information
     In accordance with Statement No. 131, Disclosures about segments of an Enterprise and Related Information, the Company has determined that it has two reportable segments. The two reportable segments are as follows: (1) the manufacture and distribution of displays and display components (“Display Segment”) and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers (“Wholesale Distribution Segment”). The operations within the Display Segment consist of monitors, data display CRTs, entertainment (television and projection) CRTs, projectors and other monitors and component parts. These operations have similar economic criteria, and are appropriately aggregated consistent with the criteria of paragraph 17 of Statement No. 131. The Company’s call center is an integral part of the distribution of electronic consumer parts, consumer and dealer support and technical support functions, with call activity for all of these functions being routed to call employees cross-trained to provide appropriate service. Accordingly the call center is included within the Wholesale Distribution segment.
     Sales to foreign customers were 13% and 13% of consolidated net sales for fiscal 2008 and 2007 respectively. Foreign operations are included in the Display Segment.
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

     The following table sets forth net sales, income before income taxes, depreciation and amortization, capital expenditures, and identifiable assets for each reportable segment and applicable operations:

	Fiscal Year Ended
	February 29,	February 29,
	2008	2008
Net Sales
Display Segment
Monitors	$44,331	$45,072
Data display CRTs	11,285	9,839
Entertainment CRTs	2,217	2,578
Component parts	454	397

	58,287	57,886
Wholesale Distribution Segment	29,914	24,053

	$88,201	$81,939

Income (loss) before income taxes
Display Segment
Monitors	$3,826	$4,847
Data display CRTs	1,320	(16)
Entertainment CRTs	481	155
Component parts	188	(130)

	5,815	4,856
Wholesale Distribution Segment	(610)	(4)

	5,205	4,852

Other income (expense)
Interest expense	(1,771)	(2,086)
Other, net	500	17

	$3,934	$2,783

Depreciation and amortization
Display Segment
Monitors	$1,815	$1,798
Data display CRTs	176	77
Entertainment CRTs	35	35
Component parts	6	13

	2,032	1,923
Wholesale Distribution Segment	322	327

	$2,354	$2,250

	Fiscal Year Ended
	February 29,	February 28,
	2008	2007
Capital Expenditures**
Display Segment
Monitors	$417	$344
Data display CRTs	16	271
Entertainment CRTs	—	—
Component parts	13	12

	446	627
Wholesale Distribution Segment	393	136

	$839	$763

**	Includes non-cash additions and additions to fixed assets through business acquisitions.

	Fiscal Year Ended
	February 29,	February 28,
	2008	2007
Identifiable Assets
Display Segment
Monitors	$47,866	$44,066
Data display CRTs	4,235	9,559
Entertainment CRTs	2,356	1,900
Component parts	811	482

	55,268	56,007
Wholesale Distribution Segment	10,009	9,080

	$65,277	$65,087

	Fiscal Year Ended
	February 29,	February 28,
	2008	2007
Geographic sales information
United States	$76,310	$71,641
All other	11,891	10,298

	$88,201	$81,939

Note 14. Benefit Plan
     The Company maintains defined contribution plans that are available to all U.S. employees. The Company accrued $91,000 and $100,000 in fiscal years ended 2008 and 2007 respectively for 401(k) matching contributions.
Note 15. Commitments and Contingencies
Operating Leases
     The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases, expiring at various dates through 2012. These leases provide that the Company pays taxes, insurance and other expenses on the leased property and equipment. Rent expense for all leases was approximately $2.0 million and $1.8 million in fiscal 2008 and 2007 respectively.

Future minimum rental payments due under these leases are as follows (in thousands):

Fiscal Year	Amount
2009	$1,386
2010	843
2011	289
2012	205
2013	127

$2,850

Related Party Leases
     Included above are leases for manufacturing and warehouse facilities leased from the Company’s Chief Executive Officer under operating leases expiring at various dates through 2009. Rent expense under these leases totaled approximately $314,000 in fiscal 2008 and 2007.
     Future minimum rental payments due under these leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2009	$129

$129

     The Company is involved in various legal proceedings relating to claims arising in the ordinary course of business.
Legal Proceedings
     In May 2008, the Company was named in a lawsuit captioned Barco Federal Systems, LLC and Barco N.V., a Belgian corporation v. Aydin Displays, Inc. a Pennsylvania corporation , a subsidiary of Video Display Corporation, U.S. District Court, Northern District of Georgia, 1: 08-cv-01252-JEC. The complaint filed alleges that Aydin Displays, Inc. has infringed two patents held by Barco NV of Kortrijk, Belgium and licensed to Barco Federal Systems LLC, a U.S. subsidiary devised by Barco NV presumed to qualify Barco NV as a U.S. entity for solicitation of U.S. Government defense contracts.
     Aydin Displays, Inc. denies any infringement of the two Barco patents. In response to the lawsuit, Aydin Displays, Inc. has filed several counterclaims against Barco, asserting not only that Aydin Displays, Inc. has not infringed the patents, but also that Barco’s patents are invalid and unenforceable. Aydin Displays, Inc. is also investigating additional claims against Barco.
Note 16. Concentrations of Risk and Major Customers
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit.
     The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, television and avionics industries. The Company’s Display Segment had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 46% and 45% of Display Segment net sales and 30% and 34% of consolidated net sales in fiscal 2008 and 2007 respectively. Sales to foreign customers were 13% and 13% of consolidated net sales in fiscal 2008 and 2007 respectively. The Company’s Wholesale

Distribution Segment, Fox International, had net sales to one customer that comprised approximately 17% and 19% of that subsidiary’s net sales in fiscal 2008 and 2007 respectively. The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Note 17. Supplemental Cash Flow Information

	Fiscal Year Ended
	(in thousands)
	February 29,	February 28,
	2008	2007
Cash paid for:
Interest	$1,833	$2,098

Income taxes, net of refunds	$2,118	$109

     Non-cash investing and financing activities:
     During 2008, the Company acquired certain computer and telephone equipment in the amount of $216,000 under a financing lease obligation.
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

Note 18. Selected Quarterly Financial Data (unaudited)
     The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 29, 2008 and February 28, 2007, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share.

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Net Sales	$21,465	$22,864	$21,272	$22,537
Gross profit	7,540	7,656	7,051	6,247
Net income	853	1,238	654	26
Basic net income per share	$0.09	$0.13	$0.07	$0.00
Diluted net income per share	$0.09	$0.13	$0.07	$0.00

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Net Sales	$18,598	$19,832	$22,298	$21,211
Gross profit	5,564	6,810	7,985	7,233
Net income (loss)	(235)	385	1,016	457
Basic net income (loss) per share	$(0.02)	$0.04	$0.11	$0.05
Diluted net income (loss) per share	$(0.02)	$0.04	$0.10	$0.04
Note 19. Subsequent Events
     On May 27, 2008 the Company’s Board of Directors unanimously voted to give tentative approval for the Company to distribute a minimum of 80% of the shares of its wholly owned subsidiary, Fox International Ltd., to the existing Video Display Corporation shareholders. The final decision on the distribution is dependent upon receiving certain legal opinions, tax considerations and other regulatory approvals. Because there are still unknown factors that require resolution, no dates have been determined for the distribution or if the distribution shall actually occur.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A(T).	Controls and Procedures.
Evaluation of disclosure controls and procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 29,2008). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and

Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Because of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting, our management has concluded that, as of February 29, 2008, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed below, our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
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
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     Changes in Internal Controls
     There have not been any other changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2008. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 29, 2008 our internal control over financial reporting was not effective.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management has identified the following material weakness as of February 29, 2008:
The Company did not maintain effective controls over the valuation and accuracy of certain inventory and related costs of goods sold. Specifically, the Company failed to maintain effective controls over the core inventory accounting at its Fox International, Ltd. subsidiary to ensure that inventory valuation and the related cost of goods sold were in accordance with generally accepted accounting principles. This control deficiency could potentially result in a misstatement of our inventory and related costs of goods accounts, and could therefore result in a material misstatement in the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
Plan for Remediation of Material Weakness
To remedy the material weaknesses identified above, the Company intends to take the following actions:
1)	A more robust, proactive tracking of cores being returned to the supplier.

2)	Information systems improvements for identifying cores received and returned.

3)	Reviews by the appropriate accounting management of the data collected and used in recording the entries for the core accounting.
Management believes these changes will allow them to improve internal controls over financial reporting and enable them to evaluate such controls. Management will continue to assess the actions necessary to maintain effective controls over the core inventory accounting at its Fox International, Ltd. subsidiary.
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
     The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2008 fiscal year end (the “2008 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2008 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.

Item 11.	Executive Compensation.
     The information contained in the 2008 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information contained in the 2008 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
     The information contained in the 2008 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services.
     The information contained in the 2008 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)      The following documents are filed as part of this Report:
1.	Financial Statements:
               The following consolidated financial statements of the Company and its consolidated subsidiaries and the Reports of the Independent Registered Public Accounting Firms are included in Part II, Item 8.
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 29, 2008 and February 28, 2007 Consolidated Statements of Operations — Fiscal Years Ended

February 29, 2008 and February 28, 2007.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income —

Fiscal Years Ended February 29, 2008 and February 28, 2007.

Consolidated Statements of Cash Flows — Fiscal Years Ended February 29, 2008 and February 28, 2007.

Notes to Consolidated Financial Statements
2.	Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts (with auditor’s report)
(b)      Exhibits

Exhibit Number		Exhibit Description

3	(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3	(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10	(b)
Lease dated January 1, 1992 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia (incorporated by reference to Exhibit 10(i) to the Company’s 1995 Annual Report on Form 10-K).

Exhibit Number		Exhibit Description
10	(c)
Lease dated November 1, 2003 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia (incorporated by reference to Exhibit 10(c) to the Company’s 2004 Annual Report on Form 10-K).

10	(h)
Loan and Security Agreement and related documents, dated June 14, 2006, among Video Display Corporation and Subsidiaries and RBC Centura Bank and Regions Bank as lenders and RBC Centura Bank as collateral agent (incorporated by reference to Exhibit 10(h) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10	(i)
$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10	(j)	Video Display Corporation 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A).
21		Subsidiary companies
23.1		Consent of Carr, Riggs & Ingram, LLC
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2008	VIDEO DISPLAY CORPORATION
	By:	/s/ Ronald D. Ordway
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

Signature - Name	Capacity	Date

/s/ Ronald D. Ordway Ronald D. Ordway	Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	June 13, 2008
/s/ Gregory L. Osborn Gregory L. Osborn	Chief Financial Officer (Principal Financial Officer)	June 13, 2008
/s/ Erv Kuczogi Erv Kuczogi	Director	June 13, 2008
/s/ Carolyn Howard Carolyn Howard	Director	June 13, 2008
/s/ Peter Frend Peter Frend	Director	June 13, 2008
/s/ Thomas D. Clinton Thomas D Clinton	Director	June 13, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Video Display Corporation
Our audits of the consolidated financial statements referred to in our report dated June 13, 2008 included elsewhere in this Annual Report on Form 10-K also included the financial statement schedule of Video Display Corporation, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Video Display Corporation’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Carr, Riggs & Ingram, LLC
Atlanta, Georgia
June 13, 2008

VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Allowance for doubtful accounts:
February 29, 2008	$458	$198	$—	$455	$201
February 28, 2007	381	96	—	19	458
Reserves for inventory:
February 29, 2008	$5,386	$1,875	$—	$1,710	$5,551
February 28, 2007	4,433	1,748	—	795	5,386