Form 10-Q
period 2008-05-31
VIDEO DISPLAY CORP
filed 2008-07-15
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2008.
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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 31, 2008, the registrant had 9,462,472 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

ITEM 1.	FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	May 31,	February 29,
	2008	2008
	(unaudited)
Assets
Current assets
Cash	$1,803	$1,636
Accounts receivable, less allowance for doubtful accounts of $252 and $201	9,252	10,373
Inventories, net	34,250	34,550
Cost and estimated earnings in excess of billings on uncompleted contracts	2,114	2,225
Deferred income taxes	3,111	2,998
Income taxes refundable	239	672
Prepaid expenses and other	444	367

Total current assets	51,213	52,821

Property, plant and equipment:
Land	585	585
Buildings	8,258	8,258
Machinery and equipment	21,181	20,943

	30,024	29,786
Accumulated depreciation and amortization	(22,841)	(22,470)

Net property, plant, and equipment	7,183	7,316

Goodwill	1,343	1,343
Intangible assets, net	2,731	2,954
Other assets	351	266

Total assets	$62,821	$64,700

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands)

	May 31,	February 29,
	2008	2008
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,720	$7,334
Accrued liabilities	5,013	5,074
Current maturities of notes payable to officers and directors	638	648
Current maturities of long-term debt and financing lease obligations	791	789

Total current liabilities	11,162	13,845
Lines of credit	15,881	15,164
Long-term debt, less current maturities	1,772	1,928
Financing lease obligations, less current maturities	270	313
Notes payable to officers and directors, less current maturities	2,278	2,377
Other long term liabilities	123	123
Total liabilities	31,486	33,750

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value — 50,000 shares authorized; 9,707 issued and 9,462 outstanding at May 31, 2008 and 9,707 issued and 9,491 outstanding at February 29, 2008	7,293	7,293
Additional paid-in capital	139	127
Retained earnings	26,727	26,147
Accumulated other comprehensive income	85	85
Treasury stock, 304 and 275 shares at cost	(2,909)	(2,702)

Total shareholders’ equity	31,335	30,950

Total liabilities and shareholders’ equity	$62,821	$64,700

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended
	May 31,
	2008	2007
Net sales	$19,505	$21,465
Cost of goods sold	12,313	13,925

Gross profit	7,192	7,540

Operating expenses
Selling and delivery	1,941	1,922
General and administrative	4,180	3,885

	6,121	5,807

Operating profit	1,071	1,733

Other income (expense)
Interest expense	(286)	(471)
Other, net	112	65

	(174)	(406)

Income before income taxes	897	1,327
Income tax expense	317	474

Net income	$580	$853

Basic earnings per share of common stock	$.06	$.09

Diluted earnings per share of common stock	$.06	$.09

Basic weighted average shares outstanding	9,469	9,655

Diluted weighted average shares outstanding	9,577	9,716

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity
Three Months Ended May 31, 2008 (unaudited)
(in thousands)

					Accumulated
			Additional		Other		Compre-
	Common	Share	Paid-in	Retained	Comprehensive	Treasury	hensive
	Shares	Amount	Capital	Earnings	Income	Stock	Income
Balance, February 29, 2008	9,491	$7,293	$127	$26,147	$85	$(2,702)

Net income	—	—	—	580	—	—	$580
Foreign currency	—	—	—	—	—	—	—
translation adjustment

Total comprehensive income	—	—	—	—	—	—	$580

Repurchase of Treasury Stock	(29)	—	—	—	—	(207)
Share based compensation	—	—	12	—	—	—

Balance, May 31, 2008	9,462	$7,293	$139	$26,727	$85	$(2,909)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	May 31,
	2008	2007
Operating Activities
Net income	$580	$853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	594	583
Provision for doubtful accounts	50	27
Provision for inventory reserve	270	494
Non-cash charge for share based compensation	12	25
Deferred income taxes	(201)	(183)
Interest on convertible note	—	25
Changes in working capital, net of effects from acquisitions:
Accounts receivable	1,071	(571)
Inventories	30	(308)
Prepaid expenses and other current assets	(74)	73
Accounts payable and accrued liabilities Cost, estimated earnings and billings, net, on uncompleted contracts Income taxes refundable	(2,676 111 433)	(1,269 (30 426	) )

Net cash provided by operating activities	200	145

Investing Activities
Capital expenditures	(238)	(235)

Net cash used in investing activities	(238)	(235)

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

Financing Activities
Proceeds from long-term debt, lines of credit
and financing lease obligations	4,339	6,449
Payments on long-term debt, lines of credit
and financing lease obligations	(3,818)	(4,486)
Repayments of notes payable to officers and directors	(109)	(2,113)
Purchases and retirements of common stock and purchase of treasury stock	(207)	(129)
Proceeds from exercise of stock options	—	8
Net cash provided by (used in) financing activities	205	(271)

Effect of exchange rate changes on cash	—	37

Net increase(decrease) in cash	167	(324)

Cash, beginning of period	1,636	1,226

Cash, end of period	$1,803	$902

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
May 31, 2008
Note 1. — Summary of Significant Accounting Policies
     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions.
     As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form
10-K for the fiscal year ended February 29, 2008, as filed with the Commission. There have been no material changes in accounting policy during the three months ended May 31, 2008.
     The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 29, 2008 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U. S. generally accepted accounting principles.
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
Note 2. — Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Values Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. The adoption of Statement No. 157 did not have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 allows companies to elect to apply fair value accounting for certain financial assets and liabilities. Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. Statement No. 159 will be effective for the Company during the fiscal year ended February 28, 2009. The Company has evaluated the effect of the adoption of Statement No. 159 and due to it having no material impact on the Company’s consolidated financial statements, elected not to apply it.
     In March 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the Companies’ consolidated financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. The adoption of Interpretation No. 48 in fiscal 2008 did not have a material impact on the Company’s consolidated financial statements.
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
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has determined the impact of SFAS 160 does not have a material effect on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning March 1, 2009.

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

Video Display Corporation and Subsidiaries
May 31, 2008
amortized over a five year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets.
Note 4. — Inventories
     Inventories are stated at the lower of cost (first in, first out) or market.
     Inventories consisted of the following (in thousands):

	May 31,	February 29,
	2008	2008
Raw materials	$19,147	$19,028
Work-in-process	6,639	6,699
Finished goods	14,191	14,374

	39,977	40,101
Reserves for obsolescence	(5,727)	(5,551)

	$34,250	$34,550

Note 5. — Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
Information relative to contracts in progress consisted of the following

	May 31,	February 29,
	2008	2008
Costs incurred to date on uncompleted contracts	$7,612	$7,325
Estimated earnings recognized to date on these contracts	1,296	1,617

	8,908	8,942
Billings to date	(6,794)	(6,717)

Costs and estimated earnings in excess of billings, net	$2,114	$2,225

Costs and estimated earnings in excess of billings	$2,114	$2,225
Billings in excess of costs and estimated earnings	—	—

	$2,114	$2,225

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

Video Display Corporation and Subsidiaries
May 31, 2008
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
     As of May 31, 2008 and February 29, 2008, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of May 31, 2008 and February 29, 2008, there were no progress payments that had been netted against inventory.
Note 6. — Intangible Assets
     Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $235,000 and $235,000 for the three months ended May 31, 2008 and 2007 respectively.
     The cost and accumulated amortization of intangible assets was as follows (in thousands).

	May 31, 2008		February 29, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,611	$1,772	$3,611	$1,635
Non-compete agreements	1,245	866	1,245	803
Patents	777	304	765	274
Other intangibles	149	109	149	104

	$5,782	$3,051	$5,770	$2,816

Video Display Corporation and Subsidiaries
May 31, 2008
Note 7. — Long-term Debt and Financing Lease Obligations
     Long-term debt and financing lease obligations consisted of the following (in thousands):

	May 31,	February 29,
	2008	2008
Note payable to bank syndicate (RBC Centura and Regions Bank); interest rate at LIBOR plus applicable margin as defined per the loan agreement, (4.68% combined rate as of May 31, 2008); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company.	$1,900	$2,050
Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of May 31, 2008); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc	495	500
Other	6	6

	2,400	2,556
Financing lease obligations	433	474

	2,833	3,030
Less current maturities	(791)	(789)

	$2,043	$2,241

Note 8. — Lines of Credit
     On June 29, 2006, Video Display Corporation and Subsidiaries executed a Loan and Security Agreement with a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Inc. As of May 31,2008 the outstanding balances of these lines of credit were $12.4 million and $3.5 million, respectively and the available amounts for borrowing were $4.6 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The agreement expires in June 2009, and accordingly is classified under long term liabilities on the Company’s balance sheet. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. In conjunction with Loan and Security Agreement, the syndicate also executed a $3.0 million term note with the Company, and the CEO of the Company provided a $6.0 million subordinated term note to the company.

Video Display Corporation and Subsidiaries
May 31, 2008
Note 9. — Segment Information
     Condensed segment information is as follows (in thousands):

	Three Months
	Ended May 31,
	2008	2007
Net sales
Display segment	$13,816	$14,659
Wholesale distribution segment	5,689	6,806

	$19,505	$21,465

Operating profit
Display segment	$1,045	$1,596
Wholesale distribution segment	26	137

Income from operations	1,071	1,733
Interest expense	(286)	(471)
Other income, net	112	65

Income before income taxes	$897	$1,327

Note 10. — Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (in thousands):

	Three Months
	Ended May 31,
	2008	2007
Cash Paid for:
Interest	$277	$492

Income taxes, net of refunds	$(8)	$31

Note 11. — Shareholder’s Equity
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

Video Display Corporation and Subsidiaries
May 31, 2008
     The following table sets forth the computation of basic and diluted earnings (loss) per share for the three month periods ended May 31, 2008 and 2007 (in thousands, except per share data):

		Weighted
		Average	Earnings
	Net	Common Shares	(Loss) Per
	Income (Loss)	Outstanding	Share
Three months ended May 31, 2008
Basic	$580	9,446	$0.06
Effect of dilution:
Options	—	108

Diluted	$580	9,554	$0.06

Three months ended May 31, 2007
Basic	$853	9,655	$0.09
Effect of dilution:
Options	—	61

Diluted	$853	9,716	$0.09

Stock-Based Compensation Plans
     For the three month period ended May 31, 2008 and 2007, the Company recognized general and administrative expenses of $11,556 and $25,626 respectively related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of May 31, 2008, total unrecognized compensation costs related to stock options granted was $92,128. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 4 years.
     The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will remain outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock which represents the standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for dividends and stock splits.
     No options were granted during the three month periods ended May 31, 2008 and 2007.
Stock Repurchase Program
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a one-time limited continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the first quarter ended May 31, 2008, the Company repurchased 28,762 shares at an average price of $7.20 per share, which have been added to treasury shares on the consolidated balance sheet. Under this program, an additional 346,570 shares remain authorized to be repurchased by the Company at May 31, 2008. The Loan and Security Agreement executed by the Company on June 29, 2006 included restrictions on investments which restricted further repurchases of stock under this program. The company currently is authorized by the bank to repurchase in excess of 100,000 additional shares.

Video Display Corporation and Subsidiaries
May 31, 2008
Note 12. — Comprehensive Income
     Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income/(loss) and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. During the three months ended May 31, 2008 and 2007, total comprehensive income was $0.6 million and $0.9 million, respectively.
Note 13. — Related Party Transactions
     In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Centura and Regions Bank. The balance outstanding under this loan agreement was approximately $2.7 million at May 31, 2008 and $2.8 million at February 29, 2008. Interest paid during the quarter ended May 31, 2008 and 2007 on this note was $52,300 and $101,307, respectively.
     The Company has a $250,000 term note due December 1, 2008 and a demand note outstanding from another officer, both bearing interest at 8%. Interest on the demand note for the quarter ended May 31, 2008 was $4,990. Principal payments of $10,345 were made on these notes in the first quarter.
Note 14. — Convertible Notes Payable
     In connection with the purchase of the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. discussed in Note. 5, the Company issued a $1.0 million face value non-interest bearing Convertible Note Payable with a maturity date of January 8, 2008. The note is convertible into 120,000 shares of the Company’s common stock at any time prior to maturity. The Company recognized a $75,000 discount on the debt to reflect the inherent interest in the notes, which was accreted as interest expense over the one year life of the note. The convertible note was paid in January 2008. Total interest expense accreted on this note for the quarter ending May 31, 2007 was $19,000.
     During fiscal 2004, the Company issued four non-interest bearing notes payable due August 2007, valued at $125,000 each, and convertible at any time into common shares of the Company’s stock at a rate of $12.50 per share. The Company recognized a $150,000 discount on the debt to reflect the inherent interest in the notes. This discount on debt was accreted as interest expense over the three year life of the notes. The discount fully accreted upon conversion of the debt to equity. During the fourth quarter of fiscal 2005, one of the notes was converted into 10,000 shares of the Company’s common stock. During the first quarter of fiscal 2006, another of the notes was converted into 10,000 shares of the Company’s common stock. The remaining two notes were paid during the second quarter of fiscal 2008. Total interest expense accreted on these notes for the quarter ending May 31, 2007 was $6,250.

Video Display Corporation and Subsidiaries
May 31, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company’s 2008 Annual Report to Shareholders, which included audited consolidated financial statements and notes thereto for the fiscal year ended February 29, 2008, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two segments — (1) The Display Segment representing the manufacture and distribution of monitors, projection systems and CRT displays(the “Display segment”) and (2) The Wholesale Distribution Segment representing the wholesale distribution of consumer electronic parts(the “Wholesale Distribution Segment”). The Display Segment is organized into four interrelated operations aggregated into one operating segment pursuant to the aggregation criteria of SFAS 131:
•	Monitors — offers a complete range of CRT, flat panel and projection display systems for use in training and simulation, military, medical and industrial applications.

•	Data Display CRT— offers a complete range of CRTs for use in data display screen, including computer terminal monitors and medical monitoring equipment.

•	Entertainment CRT — offers a wide range of CRTs and projection tubes for television and home theater equipment.

•	Component Parts — provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.
     During Fiscal 2009, management of the Company is focusing key resources on strategic efforts to dispose of unprofitable operations and seek acquisition opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. In addition, the Company plans to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:
     Inventory management - the Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.
     Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at May 31, 2008 and February 29, 2008, believes its reserves to be adequate.

Video Display Corporation and Subsidiaries
May 31, 2008
     Interest rate exposure — The Company had outstanding bank debt in excess of $18.0 million as of May 31, 2008, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board could have a negative affect on the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
Results of Operations
     The following table sets forth, for the three months ended May 31, 2008 and 2007, the percentages which selected items in the Statements of Operations bear to total sales:

	Three Months
	Ended May 31,
	2008	2007
Sales
Display Segment
Monitors	54.8%	46.0%
Data Display CRT	13.8	18.6
Entertainment CRT	1.9	3.0
Components Parts	0.3	0.7

Total Display Segment	70.8%	68.3%
Wholesale Distribution Segment	29.2	31.7

	100.0%	100.0%

Costs and expenses
Cost of goods sold	63.1%	64.9%
Selling and delivery	10.0	9.0
General and administrative	21.4	18.1

	94.5%	92.0%

Operating Profit	5.5%	8.0%

Interest expense	(1.5)%	(2.2)%

Other income, net	0.6	0.3

Income before income taxes	4.6%	6.1%
Income tax expense	1.6	2.2

Net income	3.0%	3.9%

Net sales
     Consolidated net sales decreased $2.0 million for the three months ended May 31, 2008 compared to the three months ended May 31, 2007. Display segment sales decreased $0.9 million for the three-month comparative period and sales within the Wholesale Distribution segment decreased $1.1 million for the three-month comparative period.

Video Display Corporation and Subsidiaries
May 31, 2008
     The net decrease in Display Segment sales for the three months ended May 31, 2008 is primarily attributed to the display division, as compared to the same period ended May 31, 2007. The Monitor revenues increased $0.8 million over the three-month period primarily due to the implementation of long term contracts. The Data Display CRT revenues decreased $1.3 million over the three-month period primarily due to the decline in the replacement CRT market. Entertainment CRTs revenues declined $0.3 million over the comparable three-month period. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Growth in this division will be negatively impacted by the decreasing number of extended warranties sold for the larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.
     The net decrease in the Wholesale Segment sales for the three months ended May 31, 2008 is attributable to the decrease in sales for one of the divisions leading customers, a decrease of $1.4 million. The decrease is due to the restructuring of their business model. The Segment’s remaining business was up $0.3 million.
Gross margins
     Consolidated gross margins increased from 35.1% for the three months ended May 31, 2007 to 36.9% for the three months ended May 31, 2008.
     Display segment margins increased from 20.6% to 21.6% for the comparative three month period. Gross margins within the Monitor division increased to 16.2% for the three months ended May 31, 2008 from 12.5% for the three months ended May 31, 2007. This increase is primarily attributable to the impact of new contracts in the Monitor division in Fiscal 2009. Data Display CRT gross margins decreased from 6.6% for the three months ended May 31, 2007 to 4.2% for the three months ended May 31, 2008, due to the impact of market conditions during the three months ended May 31, 2008. Gross margins in Entertainment CRT decreased from 1.4% for the three months ended May 31, 2007 to 0.8% for the three months ended May 31, 2008, due to the impact of the reduced sales volume. Gross margins from Component Parts sold increased from 0.2% for the three months ended May 31, 2007 to 0.4% for the three months ended May 31, 2008.
Operating expenses
     Operating expenses as a percentage of sales increased from 27.1% for the three months ended May 31, 2007 to 31.4% for the three months ended May 31, 2008.
     Display segment operating expenses increased 7.7% for the three month period as compared to the comparable prior year period primarily attributable to administrative and legal expenses.
     Wholesale Distribution segment operating expenses increased 3.0% compared to the three month period a year ago, primarily due to additional expenses associated with the call center (primarily payroll and telephone) which are classified in general and administrative expense in the consolidated financial statements.

Video Display Corporation and Subsidiaries
May 31, 2008
Interest expense
     Interest expense decreased $0.2 million for the three months ended May 31, 2008 as compared to the same period a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. These decreases in interest expense reflect lower average borrowings outstanding and lower average interest rates.
Income taxes
     The effective tax rate for the three months ended May 31, 2008 and 2007 was 35.3% and 35.6%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.
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
     The Company is closing the UK subsidiary and transferring the business to its Data Display division. This process will be completed this year.
Liquidity and Capital Resources
     As of May 31, 2008, the Company had total cash of $1.4 million. The Company’s working capital was $40.1 million and $39.0 million at May 31, 2008 and February 29, 2008, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions and dividends.
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
     Cash provided by operations for the three months ended May 31, 2008 was $0.2 million as compared to cash provided by operations of $0.1 million for the three months ended May 31, 2007. This net increase in cash provided is primarily the result of a decrease in accounts receivables offset by a decrease in accounts payables.
     Investing activities used cash of $0.24 million related to the purchase of various equipment items during the three months ended May 31, 2008, compared to cash used of $0.24 million during the three months ended May 31, 2007.

Video Display Corporation and Subsidiaries
May 31, 2008
     Financing activities provided cash of $0.2 million for the three months ended May 31, 2008, compared to cash used of $0.3 million for the three months ended May 31, 2007, reflecting borrowings from the line of credit, a payment against a loan from the Company’s Chief Executive Officer and the purchases of Treasury stock.
     The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under this program, an additional 346,570 shares remain authorized to be repurchased by the Company at May 31, 2008. The Loan and Security Agreement executed by the Company on June 29, 2006 includes restrictions on investments which currently restrict further repurchases of stock under this program.
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
Reserves on inventories
     Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEMs, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There have been no significant changes in management’s estimates in the first quarter of fiscal 2009 and 2008; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.
Revenue Recognition
     Revenue is recognized on the sale of products when the products are shipped, all significant contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.

Video Display Corporation and Subsidiaries
May 31, 2008
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
Warranty reserves
     The warranty reserve is determined by recording a specific reserve for known warranty issues and a general reserve based on historical claims experience. The Company considers actual warranty claims compared to net sales, then adjusts its reserve liability accordingly. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. Management believes that its procedures historically have been adequate and does not anticipate that its assumptions are reasonably likely to change in the future.
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

Video Display Corporation and Subsidiaries
May 31, 2008
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Values Measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for any interim periods within those fiscal years. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies are required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. The adoption of Statement No. 157 did not have a material impact on the Management’s consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 allows companies to elect to apply fair value accounting for certain financial assets and liabilities. Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. Statement No. 159 will be effective for the Company during the fiscal year ended February 28, 2009. The Company has evaluated the effect of the adoption of Statement No. 159 and due to it having no material impact on the Company’s consolidated financial statements, elected not to apply it.
     In March 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the Companies’ consolidated financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. The adoption of Interpretation No. 48 in fiscal 2008 did not have a material impact on the Company’s consolidated financial statements.
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
     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has determined the impact of Statement No. 160 does not have a material effect on its consolidated financial statements. Statement No. 160 is effective for the Company’s fiscal year beginning March 1, 2009.

Video Display Corporation and Subsidiaries
May 31, 2008
Forward-Looking Information and Risk Factors
     This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report of Form 10-K for the year ended February 29, 2008 could cause actual results to differ materially.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $21.2 million of outstanding debt at May 31, 2008 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at May 31, 2008. The Company does not trade in derivative financial instruments.
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
     Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2008.
Changes in Internal Controls
     During the three months ended May 31, 2008, the Company initiated changes in its internal control over financial reporting to address material weaknesses discussed in the 2008 Annual Report on Form 10-K. Subsequent to the end of

Video Display Corporation and Subsidiaries
May 31, 2008
the fiscal year, Management instituted new reporting and approval procedures in its core accounting at its Fox subsidiary and believes that these new procedures have remediated the disclosed material weakness.
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
Item 1A. Risk Factors
Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2008. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Video Display Corporation and Subsidiaries
May 31, 2008

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION
July 15, 2008	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 15, 2008	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer