Form 10-Q
period 2008-08-31
VIDEO DISPLAY CORP
filed 2008-10-16
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2008.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _________________ to ________________________
Commission File Number 0-13394
VIDEO DISPLAY CORPORATION
(Exact name of registrant as specified on its charter)

GEORGIA	58-1217564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1868 TUCKER INDUSTRIAL ROAD, TUCKER, GEORGIA 30084
(Address of principal executive offices)
770-938-2080
(Registrant’s telephone number including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐     No  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     As of October 12, 2008, the registrant had 9,276,234 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

ITEM 1.	FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	August 31,	February 29,
	2008	2008
	(unaudited)
Assets
Current Assets
Cash	$1,736	$1,636
Accounts receivable, less allowance for doubtful accounts of $303 and $201	9,827	10,373
Inventories, net	34,842	34,550
Cost and estimated earnings in excess of billings on uncompleted contracts	1,165	2,225
Deferred income taxes	3,273	2,998
Income Taxes Refundable	66	672
Prepaid expenses and other	526	367

Total current assets	51,435	52,821

Property, plant and equipment:
Land	585	585
Buildings	8,262	8,258
Machinery and equipment	21,265	20,943

	30,112	29,786
Accumulated depreciation and amortization	(23,137)	(22,470)

Net property, plant, and equipment	6,975	7,316

Goodwill	1,376	1,343
Intangible assets, net	2,496	2,954
Deferred income taxes	323	192
Other assets	68	74

Total assets	$62,673	$64,700

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands)

	August 31,	February 29,
	2008	2008
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,001	$7,334
Accrued liabilities	4,743	5,074
Billings in excess of cost and estimated earnings on uncompleted contracts	34	—
Current maturities of notes payable to officers and directors	633	648
Current maturities of long-term debt and financing lease obligations	795	789

Total current liabilities	11,206	13,845
Lines of credit	16,535	15,164
Long-term debt, less current maturities	1,646	1,928
Financing lease obligations, less current maturities	225	313
Notes payable to officers and directors, less current maturities	2,179	2,377
Other long term liabilities	122	123

Total liabilities	31,913	33,750

Shareholders’ Equity
Preferred stock, no par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value — 50,000 shares authorized; 9,707 and 9,310 issued and outstanding at August 31, 2008 and 9,707 and 9,491 issued and outstanding at February 29, 2008	7,293	7,293
Additional paid-in capital	142	127
Retained earnings	27,280	26,147
Accumulated other comprehensive income	83	85
Treasury stock, 456 and 275 shares at cost	(4,038)	(2,702)

Total shareholders’ equity	30,760	30,950

Total liabilities and shareholders’ equity	$62,673	$64,700

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2008	2007	2008	2007
Net sales	$19,287	$22,864	$38,792	$44,329

Cost of goods sold	12,219	15,208	24,532	29,133

Gross profit	7,068	7,656	14,260	15,196

Operating expenses
Selling and delivery	1,846	1,967	3,787	3,889
General and administrative	4,180	3,850	8,360	7,735

	6,026	5,817	12,147	11,624

Operating profit	1,042	1,839	2,113	3,572

Other income (expense)
Interest expense	(282)	(470)	(568)	(941)
Other, net	48	140	160	205

	(234)	(330)	(408)	(736)

Income before income taxes	808	1,509	1,705	2,836

Income tax expense	255	272	572	746

Net income	$553	$1,237	$1,133	$2,090

Basic earnings per share of common stock	$.06	$.13	$.12	$.22

Diluted earnings per share of common stock	$.06	$.13	$.12	$.22

Basic weighted average shares outstanding	9,374	9,637	9,421	9,642

Diluted weighted average shares outstanding	9,482	9,687	9,530	9,698

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity
Six Months Ended August 31, 2008 (unaudited)
(in thousands)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Stock	Income
Balance, February 29, 2008	9,491	$7,293	$127	$26,147	$85	$(2,702)

Net income	—	—	—	1,133	—	—	$1,133
Foreign currency translation adjustment	—	—	—	—	(2)	—	(2)

Total comprehensive income	—	—	—	—	—	—	$1,131

Repurchase of Treasury Stock	(188)	—	—	—	—	(1,390)
Share based compensation	7	—	15	—	—	54

Balance, August 31, 2008	9,310	$7,293	$142	$27,280	$83	$(4,038)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	August 31,
	2008	2007
Operating Activities
Net income	$1,133	$2,090
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,198	1,167
Provision for doubtful accounts	102	88
Provision for inventory reserve	620	76
Non-cash charge for share based compensation	69	(67)
Deferred income taxes	(405)	(290)
Interest on convertible note	—	50
Loss on sale of equipment	7	—
Change in Other Assets & Liabilities	(27)	-
Changes in working capital, net of effects from acquisitions:
Accounts receivable	444	(1,591)
Inventories	(911)	70
Prepaid expenses and other current assets	(159)	83
Accounts payable and accrued liabilities	(2,665)	235
Cost, estimated earnings and billings on uncompleted contracts	1,093	(561)
Income taxes refundable	605	—

Net cash provided by operating activities	1,104	1,350

Investing Activities
Net cash used in capital expenditures	(407)	(432)

Net cash used in investing activities	(407)	(432)

Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	8,926	11,549
Payments on long-term debt, lines of credit and financing lease obligations	(7,918)	(9,602)
Proceeds from loans from officers and directors	—	702
Repayments of loans from officers and directors	(213)	(2,224)
Purchases and retirements of common stock and purchase of treasury stock	(1,390)	(471)
Proceeds from exercise of stock options	—	9

Net cash used in financing activities	(595)	(37)

Effect of exchange rate changes on cash	(2)	70

Net increase in cash	100	951

Cash, beginning of period	1,636	1,226

Cash, end of period	$1,736	$2,177

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2008
Note 1. — Summary of Significant Accounting Policies
     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions.
     As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 29, 2008, as filed with the Commission. There have been no material changes in accounting policies during the six months ended August 31, 2008.
     The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 29, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U. S. generally accepted accounting principles.
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
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 allows companies to elect to apply fair value accounting for certain financial assets and liabilities. Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. Statement No. 159 is effective for the Company during the fiscal year ended February 28, 2009. The Company has evaluated the effect of the adoption of Statement No. 159 and due to it having no material impact on the Company’s consolidated financial statements, elected not to apply it.
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
August 31, 2008
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

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2008
Note 4. — Inventories
     Inventories are stated at the lower of cost (first in, first out) or market.
     Inventories consisted of the following (in thousands):

	August 31,	February 29,
	2008	2008
Raw materials	$20,812	$19,028
Work-in-process	6,275	6,699
Finished goods	13,692	14,374

	40,779	40,101
Reserves for obsolescence	(5,937)	(5,551)
	$34,842	$34,550

Note 5. — Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
Information relative to contracts in progress consisted of the following

	August 31,	February 29,
	2008	2008
Costs incurred to date on uncompleted contracts	$7,689	$7,325
Estimated earnings recognized to date on these contracts	1,474	1,617

	9,163	8,942
Billings to date	(8,032)	(6,717)

Costs and estimated earnings in excess of billings, net	$1,131	$2,225

Costs and estimated earnings in excess of billings	$1,165	$2,225
Billings in excess of costs and estimated earnings	(34)	—

	$1,131	$2,225

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
August 31, 2008
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
     As of August 31, 2008 and February 29, 2008, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of August 31, 2008 and February 29, 2008, there were no progress payments that had been netted against inventory.
Note 6. — Intangible Assets
     Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $470,000 and $470,000 for the six months ended August 31, 2008 and 2007, respectively.
     The cost and accumulated amortization of intangible assets was as follows (in thousands).

	August 31, 2008		February 29, 2008
	Cost	Accumulated	Cost	Accumulated
		Amortization		Amortization
Customer lists	$3,611	$1,909	$3,611	$1,635
Non-compete agreements	1,245	928	1,245	803
Patents	777	334	765	274
Other intangibles	149	115	149	104

	$5,782	$3,286	$5,770	$2,816

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2008
Note 7. — Long-term Debt and Financing Lease Obligations
     Long-term debt and financing lease obligations consisted of the following (in thousands):

	August 31,	February 29,
	2008	2008
Note payable to bank syndicate (RBC Centura and Regions Bank); interest rate at LIBOR plus applicable margin as defined per the loan agreement, (4.31% combined rate as of August 31, 2008); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company.	$1,750	$2,050

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of August 31, 2008); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc	489	500

Other	35	6

	2,274	2,556
Financing lease obligations	392	474

	2,666	3,030
Less current maturities	(795)	(789)

	$1,871	$2,241

Note 8. — Lines of Credit
     On June 29, 2006, Video Display Corporation and Subsidiaries executed a Loan and Security Agreement with a syndicate including RBC Centura Bank and Regions Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary, Fox International, Inc. As of August 31, 2008, the outstanding balances of these lines of credit were $13.0 million and $3.5 million, respectively and the available amounts for borrowing were $4.0 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow, and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The agreement expires in June 2009, and accordingly is classified under long term liabilities on the Company’s balance sheet. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. In conjunction with Loan and Security Agreement, the syndicate also executed a $3.0 million term note with the Company, and the CEO of the Company provided a $6.0 million subordinated term note to the Company.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2008
Note 9. — Segment Information
     Condensed segment information is as follows (in thousands):

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2008	2007	2008	2007
Net Sales
Display Segment	$13,433	$14,054	$27,249	$28,713
Wholesale Distribution Segment	5,855	8,810	11,543	15,616

	$19,288	$22,864	$38,792	$44,329

Operating profit
Display Segment	$1,093	$1,356	$2,138	$3,074
Wholesale Distribution Segment	(51)	483	(25)	498

Income from Operations	1,042	1,839	2,113	3,572

Interest expense	(282)	(470)	(568)	(941)
Other income, net	48	140	160	205

Income before income taxes	$808	$1,509	$1,705	$2,836

Note 10. — Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (in thousands):

	Six Months
	Ended August 31,
	2008	2007
Cash Paid for:
Interest	$454	$902

Income taxes, net of refunds	$279	$1,169

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2008
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
     The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended August 31, 2008 and 2007 (in thousands, except per share data):

		Weighted
		Average
		Common Shares	Earnings Per
	Net Income	Outstanding	Share
Three months ended August 31, 2008
Basic	$553	9,374	$0.06
Effect of dilution:
Options	—	108

Diluted	$553	9,482	$0.06

Three months ended August 31, 2007
Basic	$1,237	9,637	$0.13
Effect of dilution:
Options	—	50

Diluted	$1,237	9,687	$0.13

Six months ended August 31, 2008
Basic	$1,133	9,421	$0.12
Effect of dilution:
Options	—	109

Diluted	$1,133	9,530	$0.12

Six months ended August 31, 2007
Basic	$2,090	9,642	$0.22
Effect of dilution:
Options	—	56

Diluted	$2,090	9,698	$0.22

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2008
Stock-Based Compensation Plans
     For the six month period ended August 31, 2008 and August 31, 2007, the Company recognized general and administrative expense of $23,112 and $(66,630) respectively related to share-based compensation. After the adoption of SFAS No. 123(R), the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of August 31, 2008, total unrecognized compensation costs related to stock options granted was $80,572. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 4 years.
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
     No options were granted for the six month period ending August 31, 2008 and options were granted to the new Chief Financial Officer during the six month period ended August 31, 2007 in the amount of $115,163.
Stock Repurchase Program
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a non-time limited continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the six months ended August 31, 2008, the Company repurchased 187,903 shares at an average price of $7.40 per share, which have been added to treasury shares on the consolidated balance sheet. Under this program, an additional 187,429 shares remain authorized to be repurchased by the Company at August 31, 2008. The Loan and Security Agreement executed by the Company on June 29, 2006 included restrictions on investments which restricted further repurchases of stock under this program. The company currently is authorized by the bank to repurchase in excess of 100,000 additional shares.
Note 12. — Comprehensive Income
     Statement No. 130 Reporting Comprehensive Income establishes standards for reporting and display of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income/(loss) and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. During the six months ended August 31, 2008 and 2007, total comprehensive income was $1.1 million and $2.2 million, respectively.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
August 31, 2008
Note 13. — Related Party Transactions
     In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Centura and Regions Bank. The balance outstanding under this loan agreement was approximately $2.6 million at August 31, 2008 and $2.8 million at February 29, 2008. Interest paid during the quarter ending August 31, 2008 and August 31, 2007 on this note was $53,312 and $86,488, respectively and interest paid for the six months ending August 31, 2008 and August 31, 2007 was $108,397 and $189,917, respectively.
     A demand note is outstanding from another officer in the amount of $237,051 bearing interest at 8%. Interest on the demand note for the six months ending August 31, 2008 was $9,918. Principal payments of $15,086 were made on these notes in the six months ending August 31, 2008.
Note 14. — Convertible Notes Payable
     In connection with the purchase of the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. discussed in Note. 5, the Company issued a $1.0 million face value non-interest bearing Convertible Note Payable with a maturity date of January 8, 2008. The note was convertible into 120,000 shares of the Company’s common stock at any time prior to maturity. The Company recognized a $75,000 discount on the debt to reflect the inherent interest in the notes, which was accreted as interest expense over the one year life of the note. Total interest expense accreted on this note for the six months ending August 31, 2007 was $37,500.
     During fiscal 2004, the Company issued four non-interest bearing notes payable due August 2007, valued at $125,000 each, and convertible at any time into common shares of the Company’s stock at a rate of $12.50 per share. The Company recognized a $150,000 discount on the debt to reflect the inherent interest in the notes. This discount on debt is accreted as interest expense over the three year life of the notes. The discount fully accreted upon conversion of the debt to equity. During the fourth quarter of fiscal 2005, one of the notes was converted into 10,000 shares of the Company’s common stock. During the first quarter of fiscal 2006, another of the notes was converted into 10,000 shares of the Company’s common stock. The remaining two notes were paid during the second quarter of fiscal 2008. Total interest expense accreted on these notes for the six months ending August 31, 2007 was $12,500.

Video Display Corporation and Subsidiaries
August 31, 2008

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
Overview
     The Company is a leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two segments — (1) the manufacture and distribution of monitors, projection systems and CRT displays and (2) the wholesale distribution of consumer electronic parts. The display segment is organized into four interrelated operations aggregated into one operating segment pursuant to the aggregation criteria of SFAS 131:
•	Monitors — offers a complete range of CRT, flat panel and projection display systems for use in training and simulation, military, medical and industrial applications.

•	Data Display CRTS — offers a complete range of CRTs for use in data display screen, including computer terminal monitors and medical monitoring equipment.

•	Entertainment CRTS — offers a wide range of CRTs and projection tubes for television and home theater equipment.

•	Component Parts — provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.
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
     Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will

Video Display Corporation and Subsidiaries
August 31, 2008
be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at August 31, 2008 and February 29, 2008 believes its reserves to be adequate.
     Interest rate exposure — The Company had outstanding bank debt in excess of $18.0 million as of August 31, 2008, all of which is subject to interest rate fluctuations by the Company’s lenders. Changes in rates by the Federal Reserve Board have the potential to negatively affect the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
Results of Operations
      The following table sets forth, for the three and six months ended August 31, 2008 and 2007, the percentages which selected items in the Statements of Operations bear to total sales:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2008	2007	2008	2007
Sales
Display Segment
Monitors	56.3%	49.3%	55.6%	47.7%
Data Display CRTs	11.1	9.3	12.4	13.8
Entertainment CRTs	1.9	2.6	1.9	2.8
Components Parts	0.4	0.3	0.3	0.5

Total Display Segment	69.7%	61.5%	70.2%	64.8%
Wholesale Distribution Segment	30.3	38.5	29.8	35.2

	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Cost of goods sold	63.3%	66.5%	63.2%	65.7%
Selling and delivery	9.6	8.6	9.8	8.8
General and administrative	21.7	16.9	21.6	17.5

	94.6%	92.0%	94.6%	92.0%

Income from Operations	5.4%	8.0%	5.4%	8.0%

Interest expense	(1.5)%	(2.0)%	(1.5)%	(2.1)%
Other income, net	0.3	0.6	.4	.5

Income before income taxes	4.2%	6.6%	4.3%	6.4%
Provision for income taxes	1.3	1.2	1.4	1.7

Net Income	2.9%	5.4%	2.9%	4.7%

Video Display Corporation and Subsidiaries
August 31, 2008
Net sales
     Consolidated net sales decreased $3.6 million for the three months ended August 31, 2008 and decreased $5.5 million for the six months ended August 31, 2008 as compared to the three and six months ended August 31, 2007, respectively. Display segment sales decreased $0.6 million for the three month comparative period and decreased $1.5 million for the six-month comparative period. Sales within the Wholesale Distribution segment decreased $3.0 million for the three month comparative period and decreased $4.1 million for the six-month comparative period.
     The net decrease in Display Segment sales for the three months ended August 31, 2008 is primarily attributed to the monitor and entertainment divisions, as compared to the same period ended August 31, 2007. The Monitor revenues decreased $0.4 million for the three month comparable period but increased $0.4 million over the six-month period primarily due to the completion of long term contracts. Entertainment CRTs revenues decreased $0.2 to the comparable three month period and $0.5 to the comparable six-month period. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Growth in this division will be negatively impacted by the decreasing number of extended warranties sold for the larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.
Gross margins
     Consolidated gross margins increased from 33.5% for the three months ended August 31, 2007 to 36.7% for the three months ended August 31, 2008 and increased from 34.3% for the six months ended August 31, 2007 to 36.8% for the six months ended August 31, 2008.
     Display segment margins increased from 30.3% to 31.1% for the comparable three month period ended August 31, 2008 and increased from 30.2% to 30.8% for the comparative six month period ending August 31, 2008 due to holding overhead costs down while increasing sales. Gross margins within the Monitor division increased from 30.6% to 32.0% for the comparable three month period ending August 31, 2008 and increased from 29.0% to 30.8% for the six months ended August 31, 2008. This increase is primarily attributable to the impact of the product mix of sales in the Monitor segment in Fiscal 2008. Display division gross margins increased from 23.5% to 28.6% for the three month comparable period ending August 31, 2008, and decreased from 31.2% for the six months ended August 31, 2007 to 29.8% for the six months ended August 31, 2008, due to the impact of the decreased margins at the UK division as it transitioned the business to the Data division in the US. Gross margins in home entertainment CRTs decreased from 45.1% to 0.8% for the three month comparable period ending August 31, 2008 and decreased from 46.3% for the six months ended August 31, 2007 to 22.8% for the six months ended August 31, 2008, due to the reduction of manufactured tubes at the Chroma division. Gross margins from Component Parts sold increased from 65.9% to 114.9% for the three month comparable period ending August 31, 2008 and increased from 35.6% for the six months ended August 31, 2007 compared to 124.4% for the six months ended August 31, 2008.
     The wholesale segment margins increased from 38.6% to 49.4% for the three months comparable period ended August 31, 2008 and increased from 41.7% to 50.8% for the comparable six month period ended August 31, 2008 due to the changes in customer and product mix.

Video Display Corporation and Subsidiaries
August 31, 2008
Operating expenses
     Operating expenses as a percentage of sales increased from 25.4% to 31.2% for the three month comparable period ending August 31, 2008 and increased from 26.2% for the six months ended August 31, 2007 to 31.3% for the six months ended August 31, 2008, primarily due to increased legal and accounting fees and a reduction in sales.
     Display segment operating expenses increased from 12.7% to 17.3% for the three month comparable period ending August 31, 2008 and from 13.2% to 16.8% for the six month period as compared to the comparable prior year period.
     Wholesale Distribution segment operating expenses increased from 12.8% to 14.0% for the three month comparable period ending August 31, 2008 and increased from 13.0% to 14.6% compared to the six month period a year ago, primarily due to a reduction in sales while expenses held steady.
Interest expense
     Interest expense decreased $0.2 million for the three month comparable period ending August 31, 2008 and $0.4 million for the six months ended August 31, 2008 as compared to the same period a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. These decreases in interest expense reflect lower average borrowings outstanding and lower average interest rates.
Income taxes
     The effective tax rate for the three month period ended August 31, 2008 and August 31, 2007 was 31.5% and 18.0%, respectively and for the six months ended August 31, 2008 and August 31, 2007 was 33.5% and 26.3%, respectively. The rate for August 31, 2007 differs from the Federal statutory rate primarily due to the tax refund, net of tax of $0.2 million from the state of Kentucky from prior years recognized in the quarter ending August 31, 2007 and the permanent deductibility of certain expenses for tax purposes and the effect of state taxes and the rate for August 31, 2008 differs from the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.
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
     The Company is closing the UK subsidiary and transferring the business to its Data Display division. This process will be completed this calendar year.
Liquidity and Capital Resources
     As of August 31, 2008, the Company had total cash of $1.7 million. The Company’s working capital was $40.2 million and $39.0 million at August 31, 2008 and February 29, 2008, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions, stock repurchases and dividends.

Video Display Corporation and Subsidiaries
August 31, 2008
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
     Cash provided by operations for the six months ended August 31, 2008 was $1.1 million as compared to cash provided of $1.4 million for the six months ended August 31, 2007. This net decrease in cash provided is primarily the result of a decrease in net income partially offset by changes in working capital, particularly accounts payable and uncompleted contracts.
     Investing activities used cash of $0.4 million related to the purchase of various equipment items during the six months ended August 31, 2008, compared to cash used of $0.4 million during the six months ended August 31, 2007.
     Financing activities used cash of $0.6 million for the six months ended August 31, 2008, compared to cash used of $0.1 million for the six months ended August 31, 2007, reflecting the purchases of Treasury stock of $1.4 million offset by borrowings of $0.8 million.
     The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On January 11, 2006, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 600,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under this program, an additional 187,429 shares remain authorized to be repurchased by the Company at August 31, 2008. The Loan and Security Agreement executed by Company on June 29, 2006 includes restrictions on investments and requires bank approval on further repurchases of stock under this program.

Video Display Corporation and Subsidiaries
August 31, 2008
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
     A portion of the Company’s revenue is derived from contracts to manufacture flat panel and CRTs to a buyers’ specification. These contracts are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. These contracts are fixed-price and cost-plus contracts and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.
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
August 31, 2008
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
Warranty reserves
     The warranty reserve is determined by recording a specific reserve for known warranty issues and a general reserve based on claims experience. The Company considers actual warranty claims compared to net sales, then adjusts its reserve liability accordingly. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. Management believes that historically its procedures have been adequate and does not anticipate that its assumptions are reasonably likely to change in the future.
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
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 allows companies to elect to apply fair value accounting for certain financial assets and liabilities. Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. Statement No. 159 is effective for the Company during the fiscal year ended February 28, 2009. The Company has evaluated the effect of the adoption of Statement No. 159 and due to it having no material impact on the Company’s consolidated financial statements, elected not to apply it.
     In March 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the Companies’ consolidated financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.

Video Display Corporation and Subsidiaries
August 31, 2008
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
August 31, 2008

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $21.3 million of outstanding debt at August 31, 2008 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at August 31, 2008. The Company does not trade in derivative financial instruments.
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
     Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2008.
Changes in Internal Controls
     During the six months ended August 31, 2008, the Company initiated changes in its internal control over financial reporting to address material weaknesses discussed in the 2008 Annual Report on Form 10-K. Subsequent to the end of the fiscal year, Management instituted new reporting and approval procedures in its core accounting at its Fox subsidiary and believes that these new procedures have remediated the disclosed material weakness.
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
August 31, 2008
PART II

Item 1.	Legal Proceedings
     In May 2008, the Company was named in a lawsuit captioned Barco Federal Systems, LLC and Barco N.V., a Belgian corporation v. Aydin Displays, Inc. a Pennsylvania corporation, a subsidiary of Video Display Corporation, U.S. District Court, Northern District of Georgia, 1: 08-cv-01252-JEC. The complaint filed alleges that Aydin Displays, Inc. has infringed two patents held by Barco NV of Kortrijk, Belgium and licensed to Barco Federal Systems LLC, a U.S. subsidiary devised by Barco NV presumed to qualify Barco NV as a U.S. entity for solicitation of U.S. Government defense contracts.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Video Display Corporation and Subsidiaries
August 31, 2008

Item 6.	Exhibits

Exhibit
Number		Exhibit Description
3	(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).
3	(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).
10	(d)	$27,500,000 promissory note dated November 10, 2004 between the Company and Bank of America (holder) (incorporated by reference to Exhibit 10(d) to the Company’s 2005 Annual Report on Form 10-K).
10	(e)	$6,800,000 term note dated February 27, 2006 between the Company and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(e) to the Company’s 2006 Annual Report on Form 10-K) .
10	(h)
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

VIDEO DISPLAY CORPORATION
October 15, 2008	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 15, 2008	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer