Form 10-Q
period 2008-11-30
VIDEO DISPLAY CORP
filed 2009-01-15
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2008.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 12, 2009, the registrant had 9,273,288 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

ITEM 1. FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	November 30,	February 29,
	2008	2008
	(unaudited)
Assets
Current Assets
Cash	$1,127	$1,636
Accounts receivable, less allowance for doubtful accounts of $455 and $201	10,327	10,373
Inventories, net	36,693	34,550
Cost and estimated earnings in excess of billings on uncompleted contracts	1,082	2,225
Deferred income taxes	3,838	2,998
Income taxes refundable	508	672
Investments	414	—
Prepaid expenses and other	583	367

Total current assets	54,572	52,821

Property, plant and equipment:
Land	585	585
Buildings	8,268	8,258
Machinery and equipment	21,645	20,943

	30,498	29,786
Accumulated depreciation and amortization	(23,498)	(22,470)

Net property, plant, and equipment	7,000	7,316

Goodwill	1,381	1,343
Intangible assets, net	2,305	2,954
Deferred income taxes	354	192
Other assets	58	74

Total assets	$65,670	$64,700

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands)

	November 30,	February 29,
	2008	2008
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$6,755	$7,334
Accrued liabilities	5,675	5,074
Billings in excess of cost and estimated earnings on uncompleted contracts	224	—
Current maturities of notes payable to officers and directors	297	648
Current maturities of long-term debt and financing lease obligations	499	789

Total current liabilities	13,450	13,845

Lines of credit	20,012	15,164
Long-term debt, less current maturities	1,818	1,928
Financing lease obligations, less current maturities	180	313
Notes payable to officers and directors, less current maturities	301	2,377
Other long term liabilities	123	123

Total liabilities	35,884	33,750

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,707 and 9,233 issued and outstanding at November 30, 2008 and 9,707 and 9,491 issued and outstanding at February 29, 2008	7,293	7,293
Additional paid-in capital	142	127
Retained earnings	27,015	26,147
Accumulated other comprehensive (loss) income	(41)	85
Treasury stock, 533 and 275 shares at cost	(4,623)	(2,702)

Total shareholders’ equity	29,786	30,950

Total liabilities and shareholders’ equity	$65,670	$64,700

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Net sales	$18,493	$21,272	$57,285	$65,601

Cost of goods sold	12,874	14,221	37,406	43,354

Gross profit	5,619	7,051	19,879	22,247

Operating expenses
Selling and delivery	1,895	1,898	5,682	5,787
General and administrative	4,402	4,059	12,762	11,794

	6,297	5,957	18,444	17,581

Operating profit (loss)	(678)	1,094	1,435	4,666

Other income (expense)
Interest expense	(326)	(444)	(894)	(1,384)
Other, net	150	293	310	498

	(176)	(151)	(584)	(886)

Income (loss) before income tax expense	(854)	943	851	3,780

Income tax (benefit) expense	(589)	288	(17)	1,034

Net income (loss)	$(265)	$655	$868	$2,746

Basic earnings (loss) per share of common stock	$(.03)	$.07	$.09	$.28

Diluted earnings (loss) per share of common stock	$(.03)	$.07	$.09	$.28

Basic weighted average shares outstanding	9,276	9,599	9,385	9,627

Diluted weighted average shares outstanding	9,276	9,735	9,754	9,718

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity
Nine Months Ended November 30, 2008 (unaudited)
(in thousands)

					Accumulated
	Common	Common	Additional		Other		Compre-
	Stock	Stock	Paid-in	Retained	Comprehensive	Treasury	hensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Income
Balance, February 29, 2008	9,491	$7,293	$127	$26,147	$85	$(2,702)

Net income	—	—	—	868	—	—	$868
Foreign currency translation adjustment	—	—	—	—	(126)	—	(126)

Total comprehensive income	—	—	—	—	—	—	$742

Repurchase of Treasury Stock	(267)	—	—	—	—	(1,998)
Share based compensation	9	—	15	—	—	77

Balance, November 30, 2008	9,233	$7,293	$142	$27,015	$(41)	$(4,623)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	November 30,
	2008	2007
Operating Activities
Net income	$868	$2,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,750	1,751
Provision for doubtful accounts	254	108
Provision for inventory reserve	1,034	1,361
Non-cash charge for share based compensation	15	(55)
Deferred income taxes	(1,002)	(592)
Interest on convertible note	—	69
Loss on sale of equipment	9	—
Change in other assets and liabilities	(21)	—
Changes in working capital, net of effects from acquisitions:
Accounts receivable	(208)	(1,391)
Inventories	(3,177)	(2,810)
Prepaid expenses and other current assets	(216)	79
Accounts payable and accrued liabilities	21	561
Cost, estimated earnings and billings on uncompleted contracts	1,367	(181)
Income taxes refundable	163	—

Net cash provided by operating activities	857	1,646

Investing Activities
Capital expenditures	(794)	(544)
Purchases of investments	(414)	—

Net cash used in investing activities	(1,208)	(544)

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	November 30,
	2008	2007
Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	21,696	17,596
Payments on long-term debt, lines of credit and financing lease obligations	(17,380)	(15,233)
Proceeds from loans from officers and directors	—	1,103
Repayments of loans from officers and directors	(2,427)	(4,033)
Purchases and retirements of common stock and purchase of treasury stock	(1,921)	(753)
Proceeds from exercise of stock options	—	9

Net cash used in financing activities	(32)	(1,311)

Effect of exchange rate changes on cash	(126)	74

Net decrease in cash	(509)	(135)

Cash, beginning of period	1,636	1,226

Cash, end of period	$1,127	$1,091

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2008
Note 1. – Summary of Significant Accounting Policies
     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions.
     As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 29, 2008, as filed with the Commission. There have been no material changes in accounting policies during the nine months ended November 30, 2008.
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
     Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.
Note 2. – New Accounting Pronouncements
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

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2008
     In March 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. The adoption of Interpretation No. 48 in fiscal 2008 did not have a material impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS 141 (R), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning March 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141 (R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after March 1, 2009.
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
Note 3. – Business Acquisition
      Effective December 31, 2006, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. located in Loves Park, Illinois. The Cathode Ray Tube Manufacturing and Distribution Business has been an industry leader in the supply of monochrome CRTs used in video display products since 1964. The assets acquired in this transaction have been recorded based on their fair value at the date of acquisition and include inventories of $2,125,000, equipment of $100,000 and certain intellectual property and customer lists of $325,000. Consideration for the assets acquired include a $1.0 million face value Convertible Note Payable, convertible into 120,000 shares of the Company’s common stock, delivered on the closing date, January 9, 2007, an agreement to deliver, on the first anniversary of the closing date, a certificate for $1,125,000 in market value of the Company’s common stock as of that date, and on the second anniversary of the closing date, a certificate for $500,000 in market value of the Company’s common stock as of that date. These shares have not been delivered and are included in the Company’s accrued liabilities. The agreement to subsequently deliver shares of common stock includes terms which limit the maximum number of shares which may be issued and provide an option for the seller to receive cash in lieu of stock, if the Company’s common stock is selling for less than $7.00 per share on the applicable anniversary dates of the agreement. The Company recorded the convertible notes payable net of an implied discount of $75,000. The purchase agreement provides for an adjustment to this base purchase price on the second anniversary of the closing date, to be paid

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2008
in shares of the Company’s common stock, based on the remaining fair value of the initial inventories on hand as of that date. The purchase agreement also included a $300,000 cash payment on the closing date for a 12 month lease of facilities located in Loves Park. The product development designs and drawings are being amortized over a five year period, while the customer list is being amortized over a three year period, which the Company estimates to be the useful life of these assets.

Note 4. – Inventories
     Inventories are stated at the lower of cost (first in, first out) or market.
     Inventories consisted of the following (in thousands):

	November 30,	February 29,
	2008	2008
Raw materials	$21,440	$19,028
Work-in-process	7,401	6,699
Finished goods	14,030	14,374

	42,871	40,101
Reserves for obsolescence	(6,178)	(5,551)

	$36,693	$34,550

Note 5. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
Information relative to contracts in progress consisted of the following

	November 30,	February 29,
	2008	2008
Costs incurred to date on uncompleted contracts	$4,713	$7,325
Estimated earnings recognized to date on these contracts	407	1,617

	5,120	8,942
Billings to date	(4,262)	(6,717)

Costs and estimated earnings in excess of billings, net	$858	$2,225

Costs and estimated earnings in excess of billings	$1,082	$2,225
Billings in excess of costs and estimated earnings	(224)	—

	$858	$2,225

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2008
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
     As of November 30, 2008 and February 29, 2008, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of November 30, 2008 and February 29, 2008, there were no progress payments that had been netted against inventory.
Note 6. – Intangible Assets
     Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $661,000 and $705,000 for the nine months ended November 30, 2008 and 2007, respectively.
     The cost and accumulated amortization of intangible assets was as follows (in thousands).

	November 30, 2008		February 29, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,611	$2,001	$3,611	$1,635
Non-compete agreements	1,245	991	1,245	803
Patents	777	365	765	274
Other intangibles	149	120	149	104

	$5,782	$3,477	$5,770	$2,816

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2008
Note 7. – Long-term Debt and Financing Lease Obligations
     Long-term debt and financing lease obligations consisted of the following (in thousands):

	November 30,	February 29,
	2008	2008
Note payable to RBC Centura; interest rate at LIBOR plus applicable margin as defined per the loan agreement refinanced September 26, 2008, (2.85% combined rate as of November 30, 2008); monthly principal payments of $25 plus accrued interest, payable through March 2014; collateralized by all assets of the Company. The Company’s debt agreement with this financial institution contains certain restrictions regarding investments. As of November 30, 2008 the Company was in technical violation of a restriction. The Company received a waiver for the quarter ending November 30, 2008. The Company must divest of these investments by the end of the quarter ending February 28, 2009.
	$1,628	$2,050

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of November 30, 2008); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc	484	500

Other	34	6

	2,146	2,556
Financing lease obligations	351	474

	2,497	3,030
Less current maturities	(499)	(789)

	$1,998	$2,241

Note 8. – Lines of Credit
     On September 26, 2008, Video Display Corporation and Subsidiaries executed a Loan and Security Agreement with RBC Centura Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary, Fox International, Inc. As of November 30, 2008, the outstanding balances of these lines of credit were $16.5 million and $3.5 million, respectively and the available amounts for borrowing were $0.5 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow, and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. Refer to Note 7 concerning a waiver received regarding these restrictions. The agreement expires in June 2010, and accordingly is classified under long term liabilities on the Company’s balance sheet. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. In conjunction with Loan and Security Agreement, the syndicate also executed a $1.7 million term note with the Company. The Company has a $6.0 million subordinated term note with the CEO which has a $0.4 million balance.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2008
Note 9. – Segment Information
     Condensed segment information is as follows (in thousands):

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2008	2007	2008	2007
Net Sales
Display Segment	$11,930	$14,227	$39,179	$42,941
Wholesale Distribution Segment	6,563	7,045	18,106	22,660

	$18,493	$21,272	$57,285	$65,601

Operating (loss) income
Display Segment	$241	$1,187	$2,135	$4,261
Wholesale Distribution Segment	(919)	(93)	(700)	405

	(678)	1,094	1,435	4,666

Interest expense	(326)	(444)	(894)	(1,384)
Other income, net	150	293	310	498

Income (loss) before income taxes	$(854)	$943	$851	$3,780

Note 10. – Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (in thousands):

	Nine Months
	Ended November 30,
	2008	2007
Cash Paid for:
Interest	$911	$1,421

Income taxes, net of refunds	$570	$1,920

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2008
Note 11. – Shareholder’s Equity
Net (Loss) Income Per Share
     Basic net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Diluted net (loss) income per share is calculated in a manner consistent with that of basic net (loss) income per share while giving effect to all potentially dilutive common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted net (loss) income per share for the three and nine month periods ended November 30, 2008 and 2007 (in thousands, except per share data):

		Weighted
		Average	Net (Loss)
	Net (Loss)	Common Shares	Income
	Income	Outstanding	Per Share
Three months ended November 30, 2008
Basic	$(265)	9,276	$(0.03)
Effect of dilution:
Options	—	—

Diluted	$ (265)	9,276	$(0.03)

Three months ended November 30, 2007
Basic	$653	9,599	$0.07
Effect of dilution:
Options	—	136

Diluted	$653	9,735	$0.07

Nine months ended November 30, 2008
Basic	$868	9,385	$0.09
Effect of dilution:
Options	—	369

Diluted	$868	9,754	$0.09

Nine months ended November 30, 2007
Basic	$2,744	9,627	$0.29
Effect of dilution:
Options	—	90

Diluted	$2,744	9,717	$0.29

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2008
Stock-Based Compensation Plans
     For the nine month period ended November 30, 2008 and November 30, 2007, the Company recognized general and administrative expense of $23,069 and $(55,074) respectively related to share-based compensation. After the adoption of SFAS No. 123(R), the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of November 30, 2008, total unrecognized compensation costs related to stock options granted was $80,614. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 4 years.
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
     No options were granted for the nine month period ended November 30, 2008 and options were granted to the new Chief Financial Officer during the nine month period ended November 30, 2007 in the amount of $115,163.
Stock Repurchase Program
     The Company has a stock repurchase program, pursuant to which it was authorized to repurchase up to 1,062,500 shares of the Company’s common stock in the open market. On December 4, 2008, the Board of Directors of the Company approved a one-time limited continuation of the stock repurchase program, and authorized the Company to repurchase up to 570,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the nine months ended November 30, 2008, the Company repurchased 267,395 shares at an average price of $7.47 per share, which have been added to treasury shares on the consolidated balance sheet. Under the Company program, an additional 681,315 shares remain authorized to be repurchased by the Company at November 30, 2008. The Loan and Security Agreement executed by the Company on June 29, 2006 and updated on September 26, 2008 included restrictions on investments which restricted further repurchases of stock under this program. The company currently is authorized by the bank to repurchase in excess of 100,000 additional shares.
Note 12. – Comprehensive Income
     Statement No. 130 Reporting Comprehensive Income establishes standards for reporting and display of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income/(loss) and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. During the nine months ended November 30, 2008 and 2007, total comprehensive income was $0.7 million and $2.8 million, respectively.

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2008
Note 13. – Related Party Transactions
      In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the RBC Centura Bank. The balance outstanding under this loan agreement was approximately $0.4 million at November 30, 2008 and $2.8 million at February 29, 2008. The Company made a $2.0 million prepayment to the CEO during the quarter which will be repaid to the Company by February 28, 2009. Interest paid during the quarter ended November 30, 2008 and November 30, 2007 on this note was $41,844 and $70,348, respectively and interest paid for the nine months ended November 30, 2008 and November 30, 2007 was $148,138 and $260,265, respectively.
      A demand note is outstanding from another officer in the amount of $221,201 bearing interest at 8%. Interest on the demand note for the nine months ended November 30, 2008 was $14,735. Principal payments of $15,850 were made on this note in the nine months ended November 30, 2008.
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
     During fiscal 2004, the Company issued four non-interest bearing notes payable due August 2007, valued at $125,000 each, and convertible at any time into common shares of the Company’s stock at a rate of $12.50 per share. The Company recognized a $150,000 discount on the debt to reflect the inherent interest in the notes. This discount on debt is accreted as interest expense over the three year life of the notes. The discount fully accreted upon conversion of the debt to equity. During the fourth quarter of fiscal 2005, one of the notes was converted into 10,000 shares of the Company’s common stock. During the first quarter of fiscal 2006, another of the notes was converted into 10,000 shares of the Company’s common stock. The remaining two notes were paid during the second quarter of fiscal 2008. Total interest expense accreted on these notes for the nine months ended November 30, 2007 was $12,500.
Note 15. – Investments in Trading Securities
     During November, 2008 the Company acquired equity securities as an investment. For the quarter ending November 30, 2008 the total cost in the securities was $309,575, the gross unrealized gains was $104,003 and the total fair value of the investments were $413,578.
Note 16. – Income Taxes
     The effective tax rate for the three month period ended November 30, 2008 and November 30, 2007 was (69.0%) and 30.8%, respectively and for the nine months ended November 30, 2008 and November 30, 2007 was (2.0%) and 27.4%, respectively. The rate for the nine months ended November 30, 2008 differs from the Federal statutory rate primarily due to approximately $175,000 of Research and Development tax credits applied to the fiscal 2008 tax year and approximately $150,000 of Research and Development tax credits anticipated for the fiscal 2009 tax year. These amounts were offset partially by an increase of approximately $42,000 related to transfer pricing adjustments.
     An IRS audit was concluded during the quarter. The results were the above mentioned transfer pricing adjustment, and an adjustment of approximately $115,000 for differences in the valuation of the inventory and approximately $23,000 of interest.
     The company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes in the first quarter ended May 31, 2007. See Note 2.

Video Display Corporation and Subsidiaries
November 30, 2008
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company’s 2008 Annual Report to Shareholders, which included consolidated audited financial statements and notes thereto for the fiscal year ended February 29, 2008, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 175 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will

Video Display Corporation and Subsidiaries
November 30, 2008
be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at November 30, 2008 and February 29, 2008 believes its reserves to be adequate.
     Interest rate exposure – The Company had outstanding bank debt in excess of $22.0 million as of November 30, 2008, all of which is subject to interest rate fluctuations by the Company’s lenders. Changes in rates by the Federal Reserve Board have the potential to negatively affect the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
Results of Operations
     The following table sets forth, for the three and nine months ended November 30, 2008 and 2007, the percentages which selected items in the Statements of Operations bear to total sales:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2008	2007	2008	2007
Sales
Display Segment
Monitors	54.4%	51.7%	55.2%	49.0%
Data Display CRTs	8.0	12.3	11.0	13.3
Entertainment CRTs	1.7	2.4	1.8	2.7
Components Parts	0.4	0.5	0.4	0.5

Total Display Segment	64.5%	66.9%	68.4%	65.5%
Wholesale Distribution Segment	35.5	33.1	31.6	34.5

	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Cost of goods sold	69.6%	66.9%	65.3%	66.1%
Selling and delivery	10.3	8.9	9.9	8.8
General and administrative	23.8	19.1	22.3	18.0

	103.7%	94.9%	97.5%	92.9%

Income (loss) from operations	(3.7)%	5.1%	2.5%	7.1%

Interest expense	(1.7)%	(2.1)%	(1.5)%	(2.1)%
Other income, net	0.8	1.4	0.5	.8

Income (loss) before income taxes	(4.6)%	4.4%	1.5%	5.8%
Provision (benefit) for income taxes	(3.2)	1.4	0.0	1.6

Net Income (loss)	(1.4)%	3.0%	1.5%	4.2%

Video Display Corporation and Subsidiaries
November 30, 2008
Net sales
     Consolidated net sales decreased $2.8 million for the three months ended November 30, 2008 and decreased $8.3 million for the nine months ended November 30, 2008 as compared to the three and nine months ended November 30, 2007, respectively. Display segment sales decreased $2.3 million for the three month comparative period and decreased $3.8 million for the nine-month comparative period. Sales within the Wholesale Distribution segment decreased $0.5 million for the three month comparative period and decreased $4.5 million for the nine-month comparative period.
     The net decrease in Display Segment sales for the three months ended November 30, 2008 is primarily attributed to the monitor and entertainment divisions, as compared to the same period ended November 30, 2007. The net decrease in sales for the nine months ended November 30, 2008 as compared to the same period ending November 30, 2007 is attributable to the Display division which was down due to the closing of the UK subsidiary and slow sales for replacement CRTs. The Monitor revenues decreased $1.0 million for the three month comparable period and $0.5 million over the nine-month period primarily due to the completion of long term contracts. Entertainment CRTs revenues decreased $0.2 to the comparable three month period and $0.7 to the comparable nine-month period. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Growth in this division will be negatively impacted by the decreasing number of extended warranties sold for the larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.
Gross margins
     Consolidated gross margins decreased by 20.3% for the three months ended November 30, 2008 compared three months ended November 30, 2007 and decreased by 10.6% for the nine months ended November 30, 2008 to the nine months ended November 30, 2007.
     Display segment margins decreased by 8.3% for the comparable three month period ended November 30, 2008 and decreased by 4.9% for the comparative nine month period ending November 30, 2008 due to holding overhead costs down while sales decreased at a greater rate. Gross margins within the Monitor division were flat due to the increased margin percentages 31.6% to 29.2% for the comparable three month period ending November 30, 2008 and the increased percentages 31.0% to 29.1% for the nine months ended November 30, 2008 even though sales were down. This increase is primarily attributable to the impact of the product mix of sales in the Monitor segment in Fiscal 2009. Display division gross margins increased from 29.2% to 30.7% for the three month comparable period ending November 30, 2008, and decreased from 30.6% for the nine months ended November 30, 2007 to 30.0% for the nine months ended November 30, 2008, due to the impact of the decreased margins at the UK division as it transitioned the business to the Data division in the US. Gross margins in home entertainment CRTs increased from 31.5% to 37.6% for the three month comparable period ending November 30, 2008 and decreased from 42.0% for the nine months ended November 30, 2007 to 27.2% for the nine months ended November 30, 2008, due to the reduction of manufactured tubes at the Chroma division. Gross margins from Component Parts sold increased by 82.8% for the three month comparable period ending November 30, 2008 and increased by 98.7% for the nine months ended November 30, 2008.
     The wholesale segment margins increased from 41.3% to 42.1% for the nine months comparable period ended November 30, 2008 and decreased from 40.4% to 26.8% for the comparable three month period ended November 30, 2008 due to the changes in customer mix. Fox sales have increased with high volume low margin accounts while decreasing with a high volume account with better margins.

Video Display Corporation and Subsidiaries
November 30, 2008
Operating expenses
     Operating expenses as a percentage of sales increased from 28.0% to 34.1% for the three month comparable period ending November 30, 2008 and increased from 26.8% for the nine months ended November 30, 2007 to 32.2% for the nine months ended November 30, 2008, primarily due to increased legal and accounting fees and a reduction in sales.
     Display segment operating expenses increased from 14.8% to 19.6% for the three month comparable period ending November 30, 2008 and from 13.7% to 17.8% for the nine month period as compared to the comparable prior year period. The expenses have increased primarily due to higher legal fees due to the Barco lawsuit and increased professional fees due to outside help in the IRS audit and in procuring the Research and Experimentation tax credits.
     Wholesale Distribution segment operating expenses increased from 13.3% to 14.5% for the three month comparable period ended November 30, 2008 and increased from 13.1% to 14.5% compared to the nine month period a year ago, primarily due to a reduction in sales while expenses held steady.
Interest expense
     Interest expense decreased $0.1 million for the three month comparable period ending November 30, 2008 and $0.5 million for the nine months ended November 30, 2008 as compared to the same period a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. These decreases in interest expense reflect lower average borrowings outstanding and lower average interest rates.
Income taxes
     The effective tax rate for the three month period ended November 30, 2008 and November 30, 2007 was (69.0%) and 30.8%, respectively and for the nine months ended November 30, 2008 and November 30, 2007 was (2.0%) and 27.4%, respectively. The rate for the nine months ended November 30, 2008 differs from the Federal statutory rate primarily due to approximately $175,000 of research and development tax credits applied to the fiscal 2008 tax year and approximately $150,000 of research and development tax credits anticipated for the fiscal 2009 tax year. These amounts were offset partially by an increase of approximately $42,000 related to transfer pricing adjustments.
     An IRS audit was concluded during the quarter. The results were the above mentioned transfer pricing adjustment, an adjustment of approximately $115,000 for differences in the valuation of the inventory and approximately $23,000 of interest.
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
Liquidity and Capital Resources
     As of November 30, 2008, the Company had total cash of $1.1 million. The Company’s working capital was $40.8 million and $39.0 million at November 30, 2008 and February 29, 2008, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by

Video Display Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
November 30, 2008
operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, investments, product line additions, stock repurchases and dividends.
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
     Cash provided by operations for the nine months ended November 30, 2008 was $0.9 million as compared to cash provided of $1.6 million for the nine months ended November 30, 2007. This net decrease in cash provided is primarily the result of a decrease in net income.
     Investing activities used cash of $1.2 million related to the purchase of various equipment items and the investment in outside securities during the nine months ended November 30, 2008, compared to cash used of $0.6 million during the nine months ended November 30, 2007 for the purchase of various equipment items.
     Financing activities used cash of $0.1 million for the nine months ended November 30, 2008, compared to cash used of $1.3 million for the nine months ended November 30, 2007, reflecting the purchases of Treasury stock of $1.9, repayments of loans to related parties of $2.4 million offset by borrowings of $4.3 million.
     The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.
     The Company’s debt agreement with this financial institution contains certain restrictions regarding investments. As of November 30, 2008 the Company was in technical violation of a restriction. The Company received a waiver for the quarter ending November 30, 2008. The Company must divest of these investments by the end of the quarter ending February 28, 2009.
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,062,500 shares of the Company’s common stock in the open market. On December 4, 2008, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 570,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under this program, an additional 681,315 shares remain authorized to be repurchased by the Company at November 30, 2008. The Loan and Security Agreement executed by the Company on June 29, 2006 and updated on September 26, 2008 includes restrictions on investments and requires bank approval on further repurchases of stock under this program.
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
November 30, 2008
on inventories, revenue recognition, the allowance for bad debts and warranty reserves. The Company uses the following methods and assumptions in determining its estimates:
Reserves on inventories
     Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEMs, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There have been no significant changes in management’s estimates in fiscal 2009 and 2008; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.
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
November 30, 2008
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
November 30, 2008
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
     In December 2007, the FASB issued Statement No. 141 (R), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning March 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that Statement No. 141 (R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after March 1, 2009.
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
November 30, 2008
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $22.5 million of outstanding debt at November 30, 2008 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at November 30, 2008. The Company does not trade in derivative financial instruments.
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
     Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2008.
Changes in Internal Controls
     During the nine months ended November 30, 2008, the Company initiated changes in its internal control over financial reporting to address material weaknesses discussed in the 2008 Annual Report on Form 10-K. Subsequent to the end of the fiscal year, Management instituted new reporting and approval procedures in its core accounting at its Fox subsidiary and believes that these new procedures have remediated the disclosed material weakness.
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
November 30, 2008
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
None.
Item 5. Other information
None.

Video Display Corporation and Subsidiaries
November 30, 2008
Item 6. Exhibits

Exhibit
Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(d)	$27,500,000 promissory note dated November 10, 2004 between the Company and Bank of America (holder) (incorporated by reference to Exhibit 10(d) to the Company’s 2005 Annual Report on Form 10-K).

10(e)	$6,800,000 term note dated February 27, 2006 between the Company and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(e) to the Company’s 2006 Annual Report on Form 10-K) .

10(h)	Loan and Security Agreement and related documents, dated September 26, 2008, among Video Display Corporation and Subsidiaries and RBC Centura Bank as lender and RBC Centura Bank as collateral agent.

10(i)	$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION
January 14, 2009	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 14, 2009	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer