Form 10-K
period 2009-02-28
VIDEO DISPLAY CORP
filed 2009-05-29
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009
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
          Securities registered pursuant to Section 12(g) of the Act: None
          Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☑
          Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☑
          Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐   NO ☑
          As of August 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the NASDAQ National Market System was $29,455,000.
          The number of shares outstanding of the registrant’s Common Stock as of May 1, 2009 was 8,600,758.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the definitive proxy statement to be delivered to stockholders with our 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

VIDEO DISPLAY CORPORATION

PART I
Item 1. Business.
General
          Video Display Corporation (the “Company”) is a leading designer, manufacturer, and supplier of a wide range of display devices and component parts for military, medical, industrial and consumer display applications. The Company’s product line encompasses both cathode ray tube (“CRT”) displays and flat panel displays with emphasis on high-end niche market displays for specialty applications. The Company also acts as a facilitator and wholesale distributor of parts and accessories for various original equipment manufacturers (“OEMs”) of consumer products. The Company’s call center acts as a consumer and dealer support center for in-warranty and out-of-warranty household products, appliances, parts and accessories for various electronics manufacturers. This call center also acts as a technical support center for the same manufacturers. The Company markets its products worldwide primarily from facilities located in the United States and several sales and service agents located worldwide. Please read the comments under the caption “Forward looking statements and risk factors” in Item 1A Risk Factors of this Annual Report on Form 10-K.
Description of Principal Business
          The Company generates revenues from the manufacturing and distribution of displays and display components (“Display Segment”)(69% of consolidated net sales in fiscal 2009) as well as the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers (“Wholesale Distribution Segment”) (31% of consolidated net sales in 2009). Substantially all of the Company’s income before income taxes was derived from the Display Segment of the business in fiscal 2009. See Note 13. “Segment Information” to the Consolidated Financial Statements.
          Net Sales, by category, from the Display Segment for fiscal 2009 were as follows:
Monitor (81%)
Data Display CRTs (16%)
Entertainment CRTs (2%)
Component Parts (1%)
          The Company’s manufacturing and distribution facilities are located in Georgia, Florida, Louisiana, Pennsylvania, New York, Illinois, Kentucky, in addition to several sales and service agents located worldwide.
          The Wholesale Distribution Segment, operated under the Fox International Ltd name, is headquartered in Bedford Heights, Ohio with additional distribution centers in Buffalo, New York and Richardson, Texas.
          The Company continues to explore opportunities to expand its product offerings in the display industry. The Company anticipates that this expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company’s position in the display industry. Management continually evaluates product trends in the industry and divisions in which the Company operates. Overall trends are discussed herein under “Flat Panel and Other Technology.” During the last three years, the Company expended significant research and development funds (approximately $1.3 million in fiscal 2009) in both high resolution projection displays, active matrix liquid crystal display (“AMLCD”) technologies, and infrared imaging (“IR”) for commercial and military applications.

Segment Information
          This information is provided in Note 13. “Segment Information” to the Consolidated Financial Statements.
Principal Products In Display Segment
Monitors
          The Company’s monitor operations are conducted at Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Aydin); Cape Canaveral, Florida (Display Systems); and Lexington, Kentucky (Lexel).
          This portion of the Company’s operations, which contributed approximately 56% of fiscal 2009 consolidated net sales, involves the design, engineering, and manufacture of complete monochrome, color monitor and projector display units using new CRTs or flat panel displays. The Company will customize these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.
          This portion of the Company’s operations targets niche markets where competition from major multinational electronics companies tends not to be a significant factor. The prime customers for this product include defense, security, training, and simulation areas of the United States of America and foreign militaries as well as the major defense contractors such as the Boeing Company, L-3 Communications Corporation, Lockheed Martin Corporation, and others. These defense contractors utilize the Company’s products for ruggedized mission critical applications such as shipboard and nuclear submarines. Flight simulator displays are also produced to provide a full range of flight training simulations for military applications. The primary components for the ruggedized product line consist of projection systems, CRT and flat panel displays, circuit boards and machine parts. Through the EDL product lines, the Company offers an additional line of Air Traffic Control (ATC) displays.
          Although most monitors are customized to meet a customer’s specifications, all monitors sold include the following general components: CRT or flat panel displays, circuit boards, and machine parts. Most of the Company’s monitors are then ruggedized, which allows them to better withstand adverse conditions, such as extreme temperature, depth, altitude, and vibration.
          The Company anticipates that AMLCD and Plasma Display products, due to their lower space and power requirements, will eventually become the display of choice in many display applications. The significance of this continuing trend has had an effect on the Display Segment of the Company. In anticipation of long-term trends toward flat panel display usage, the Company has focused its efforts as well as its acquisition strategy toward flat panel technologies for niche market applications in the medical, simulation, training and military markets. Other types of technology, including high-definition television (“HDTV”), have not had a significant impact on the Company’s business. HDTV utilizes both CRT and flat panel technology and, therefore, has potential positive effects on the Company due to anticipated higher margin CRT replacements. There will be long-term negative effects, as the HDTV market moves toward greater flat panel utilization, on the Company’s CRT business, but the impact is not anticipated to be significant as the consumer television replacement market currently accounts for less than 1% of overall Company revenues. The Company will continue to monitor these trends and make adjustments to its CRT inventory levels and operating facilities to reflect changes in demand.

Data Display CRTs and Entertainment CRTs
          Since its organization in 1975, the Company has been engaged in the distribution and manufacturing of CRTs using new and recycled CRT glass bulbs, primarily in the replacement market, for use in data display screens, including computer terminal monitors, medical monitoring equipment and various other data display applications and in television sets. The Company currently markets CRTs in over 3,000 types and sizes.
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
          The Company maintains the capability of manufacturing a full range of monochrome CRTs as well as remanufacturing color CRTs from recycled glass. In addition, our Aydin and Lexel operations manufacture a wide range of radar, infrared, camera and direct-view storage tubes for military and security applications. All CRTs manufactured by the Company are tested for quality in accordance with standards approved by United Laboratories.
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
          Although Southwest Vacuum markets its products to independent customers, the majority of electron guns produced by the Company are consumed internally among the Company’s own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $480,000 and $285,000 for fiscal 2009 and 2008, respectively.

Principal Products in Wholesale Distribution Segment
          Fox International purchases consumer electronic parts of numerous major consumer electronics manufacturers, both foreign and domestic. This subsidiary resells these products to major electronic distributors, retail electronic repair facilities, third-party contractual repair shops, and directly to consumers. In its relationship with consumer electronic manufacturers, Fox International receives the right, often exclusively, to ship parts to authorized dealers. Many of the manufacturers also direct inquiries for replacement parts to Fox International. Manufacturers require a distributor to stock their most popular parts and monitor the order fill ratio to ensure that their customers have access to sufficient replacement parts. Fox International attempts to maintain high fill ratios in order to secure favored distributor status from the manufacturers, requiring a significant investment in inventories. Fox International operates a call center as a consumer and dealer support center for both in-warranty and out-of-warranty household products, appliances, parts and electronics for Black & Decker, Delonghi, Norelco, Coby, and numerous other manufacturers. This call center also performs as a technical support center for the same manufacturers and processes all orders for distribution of the consumer electronic parts.
Patents and Trademarks
          The Company is currently in the process of applying for patents on newly developed products and technology and holds patents with respect to certain products and services. The Company also sells products under various trademarks and trade names. Additionally, the Company licenses certain electronic technology to other manufacturing companies, which generated royalty revenues of approximately $109,000 and $177,000 in fiscal 2009 and 2008, respectively. The Company believes that its patents and trademarks are of value, and intends to protect its rights when, in its view, these rights are infringed upon. The Company’s key patents expire in 2014. The Company believes that success in its industry primarily will be dependent upon incorporating emerging technology into new product line introductions, frequent product enhancements, and customer support and service.
Seasonal Variations in Business
          Historically, there has not been seasonal variability in the Company’s business.
Working Capital Practices
          The Company has a Loan and Security Agreement with RBC Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Ltd. These lines are used primarily for the purchases of inventory and payments of accounts payable. The Company is in violation of the Fixed Charge Coverage Ratio as of February 15, 2009 and has received a waiver from RBC Bank. Refer to Note 7.
Concentration of Customers
          The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, television and avionics industries. The Company’s Display Segment had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 40% and 46% of Display Segment net sales and 28% and 32% of consolidated net sales in fiscal 2009 and 2008, respectively. Sales to foreign customers were 13% and 14% of consolidated net sales for fiscal 2009 and 2008, respectively. The Company’s Wholesale Distribution Segment had net sales to one customer, Rent-A-Center, that comprised approximately 30%,

11% of that segment’s net sales in fiscal 2009 and 2008, respectively. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Backlog
          The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $17.8 million at February 28, 2009 and $20.5 million at February 29, 2008. The Company’s Lexel division, which is in the Display Segment, comprised $10.2 million or 57% and $13.1 million or 64% of the 2009 and 2008 backlog, respectively. It is anticipated that more than 94% of the February 28, 2009 backlog will ship during fiscal 2010.
Government Contracts
          The Company, primarily through its Aydin, Lexel, and Display Systems subsidiaries, had contracts with the U.S. government (principally the Department of Defense and Department of Defense subcontractors) which generated net sales of approximately $20.0 million and $26.8 million for fiscal 2009 and 2008, respectively. The Company’s costs and earnings in excess of billings on these contracts were approximately $1.4 million at February 28, 2009 and $2.2 million at February 29, 2008. The Company had billings in excess of costs and earnings on these contracts of a nominal amount at February 28, 2009 and at February 29, 2008. These contracts are typically less than twelve months in duration and specify a delivery schedule for units ordered. Most of these government contracts specify a designated number of units to be delivered at a specified price, rather than on a cost plus basis. These contracts are subject to government audit to ensure conformity with design specifications.
Environmental Matters
          The Company’s operations are subject to federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on the Company’s financial condition or results of operations in the past and are not expected to have a material adverse impact in the foreseeable future.
Research and Development
          The objectives of the Company’s research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing cathode ray and electron optic technology. The Company continues its research and development in advanced infrared imaging (“IR”) for commercial and military applications. The Company has funded additional IR research in partnership with the University of Rhode Island. The Company believes that potential future markets for IR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative costs. Research and development costs were approximately $1.3 million and $0.8 million in fiscal 2009 and 2008, respectively.
Employees
          As of February 28, 2009, the Company employed 461 persons on a full time basis. Of these, 117 were employed in executive, administrative, and clerical positions, 152 were employed in sales and distribution, and 192 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory.
Competition
          Although the Company believes that it is the largest domestic recycler and distributor of recycled television CRTs in the United States CRT replacement market, it competes with other CRT manufacturers, as well as OEMs, many of which have greater financial resources than the Company. The Company believes it is the only company that offers complete service in replacement markets with its manufacturing and recycling capabilities. As a wholesale distributor of original equipment CRTs purchased from other manufacturers, the Company also competes with numerous other distributors and the manufacturers’ own distribution centers, many of which are larger and have substantially greater financial resources than the Company has. The Company’s ability to compete effectively in this market is dependent upon its continued ability to respond promptly to customer orders and to offer competitive pricing. The Company expects that competition may increase, especially in the computer and other display replacement markets, should domestic and foreign competitors expand their presence in the domestic replacement markets.
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
          The Company believes it has a competitive advantage and is the sole source in providing many of its CRTs to the customer base of its Aydin and Lexel subsidiaries as these operations have been providing reliable products and services to these customers for more than 30 years. Lexel manufactures a broad range of CRT and direct view storage tube (“DVST”) solutions used in military, industrial, and commercial applications, including Avionics, Projection, Medical and general purpose displays. Aydin offers a wide range of high performance imaging devices and high resolution CRTs for medical, X-ray, infrared, military, and aerospace applications.
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
          The Company utilizes flat panel displays in many of its monitor units. These flat panels are purchased from OEMs. The net sales generated in fiscal 2009 from products utilizing flat panel technology were $10.6 million as compared to $13.1 million in Fiscal 2008. Since a significant portion of the Company’s revenues is generated from the replacement market, the Company has the opportunity to see trends in OEM sales, and while the growth in flat panel products is outpacing growth in CRT products, the CRT market remains a quite viable market for its products. As trends continue to become more defined, and replacement of these products occurs in five to seven years, the Company foresees a bigger impact and utilization of flat panel products in its business. There is competition in the area of flat panel technology and the Company will strive to rely on its ability to adapt and incorporate designs into its future products so that it may compete in a profitable manner. Currently, the flat panel market is made up of many competitors of various sizes, none holding a dominant position in the flat panel marketplace.
          The Company’s competition in the Wholesale Distribution Segment comes primarily from other parts distributors. Many of these distributors are smaller than Fox International but a few are of equal or greater revenue size. Prices for major manufacturers’ products can be directly affected by the manufacturers’ suggested resale price. The Company believes that its service to customers and warehousing and shipping network give it a competitive advantage. Fox International sells a wide variety of electronic parts and accessories, including semiconductors, resistors, audio/video parts, and batteries. In addition, Fox International operates a call center that serves as both a consumer and dealer support center for household products, parts and accessories, as well as serving as a technical support center for these products.
Item 1A. Risk Factors.
Forward looking statements and risk factors
          All statements other than statements of historical facts included in this report, including, without limitation, those statements contained in Item 1, are statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934. The words “expect”, “estimate”, “anticipate”, “predict”, “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations; (ii) the Company’s financing plans; (iii) the Company’s business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends.
          Our Company operates in technology based markets that involve a number of risks, some of which are beyond our control. The following discussion highlights some risks and uncertainties that investors should consider, in conjunction with all other information in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to the Company may also impair the Company’s business and operations. If any of the following risks actually occur, the Company’s business, financial condition, cash flows, or results of operations could be materially affected.
Our industry is highly competitive and competitive conditions may adversely affect our business.
          Our success depends on our ability to compete in markets that are highly competitive, with rapid technological advances and products that require constant improvement in both price and performance. In most of our markets, we are experiencing increased competition, and we expect this trend to continue. This environment may result in changes in relationships with customers or vendors, the ability to develop new relationships, or the business failure of customers or vendors, which may negatively affect our business. If our competitors are more successful than we are in developing new technology and products, our business may be adversely affected.
          Competitive pressures may increase or change through industry consolidation, entry of new competitors, marketing changes or otherwise. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors.
Competitors or third parties may infringe on our intellectual property.
          The Company holds patents with respect to certain products and services. The Company also sells products under various trademarks and trade names. Should competitors or third parties infringe on these rights, costly legal processes may be required to defend our intellectual property rights, which could adversely affect our business.

Migration to flat panel and other technology may negatively affect our CRT business.
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
Changes in government priorities may affect military spending, and our financial condition and results of operations could suffer if their purchases decline.
          We currently derive a significant portion of our net sales (40% in fiscal 2009) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less then twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, financial condition and results of operations. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.
If we are unable to retain certain key personnel and hire new highly skilled personnel, we may not be able to execute our business plan.
          Our future success depends on the skills, experience, and efforts of our senior managers. The loss of services of any of these individuals, or our inability to attract and retain qualified individuals for key management positions, could negatively affect our business.
Our business operations could be disrupted if our information technology systems fail to perform adequately.
          We depend upon our information technology systems in the conduct of our operations and financial reporting. If our major information systems fail to perform as anticipated, we could experience difficulties in maintaining normal business operations. Such systems related problems could adversely affect product development, sales, and profitability.
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
          We make certain estimates and projections in connection with impairment analyses for goodwill and other long term assets in accordance with Financial Accounting Standards Board (FASB) Statements No. 142 “Goodwill and Other Intangible Assets” and No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” These calculations require us to make a number of estimates and projections of long term future results. If these estimates or projections change or prove incorrect, we may be required to record impairment charges. If these impairment charges were significant, our results of operations would be adversely affected.
International factors could negatively affect our business.
          A significant portion of our net sales (13% in fiscal 2009) is made to foreign customers. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:
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
          A breach of any of these covenants could result in default under our debt agreements, which could prompt the lender to declare all amounts outstanding under the debt agreements to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreements accelerates the repayment of borrowings, we cannot assure you that we will have sufficient assets and funds to repay the borrowings under our debt agreements. See related comments under the caption “Management’s Discussion of Liquidity and Capital Resources” in Part II, Item 7 in this Annual Report of Form 10-K.
Item 1B. Unresolved Staff Comments.
          None.

Item 2. Properties.
          The Company leases its corporate headquarters at 1868 Tucker Industrial Road in Tucker, Georgia (within the Atlanta metropolitan area). Its headquarters occupy approximately 10,000 square feet of the total 59,000 square feet at this location. The remainder is utilized as warehouse and assembly facilities. This location, as well as one other, is leased from a related party at current market rates. See Part II, Item 13 Certain Relationships and Related Transactions in this Annual Report on Form 10-K. Management believes the facilities to be adequate for its needs. The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires

CRT, Monitor and Electron Gun — Manufacturing and Warehouse Facilities
Tucker, Georgia	59,000	October 31, 2018
Stone Mountain, Georgia	45,000	May 31, 2018
White Mills, Pennsylvania	110,000	Company Owned
Bossier City, Louisiana	26,000	Company Owned
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Phelps, New York	32,000	Company Owned
Cape Canaveral, Florida	30,000	January 17, 2010
Lexington, Kentucky	80,000	March 31, 2010

Wholesale Electronic Parts Distribution
Bedford Heights, Ohio	60,000	Company Owned
Bedford Heights, Ohio	40,000	January 31, 2011
Beachwood, Ohio	16,000	July 31, 2010
Richardson, Texas	13,000	April 30, 2012
Buffalo, New York	30,000	November 30, 2009

(a)	The Birdsboro, Pennsylvania property secures mortgage loans from a bank with a principal balance of $0.5 million as of February 28, 2009. This mortgage loan bears an interest rate of approximately 7.3%. Monthly principal and interest payments of approximately $5,000 are payable through October 2021.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
          The Company’s common stock is traded on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) national market system under the symbol VIDE.
          The following table shows the range of prices for the Company’s common stock as reported (and as adjusted for the stock dividend discussed below) by NASDAQ for each quarterly period beginning on March 1, 2007. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 28, 2009		February 29, 2008
Quarter Ended	High	Low	High	Low

May	$7.90	$6.86	$8.31	$7.19
August	8.42	7.00	8.12	7.45
November	9.30	7.00	8.72	7.64
February	8.02	2.00	8.00	6.28
          There were approximately 587 holders of record of the Company’s common stock as of May 15, 2009.
          Payment of cash dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate. The Company is restricted by certain loan agreements regarding the payout of cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
          The following table provides information as of February 29, 2008 regarding compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance.

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
Stock Option Plan	and rights	warrants and rights	first column)

Equity compensation plans approved by security holders	87,000	$5.46	747,000

Issuer Purchases of Equity Securities
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,062,500 shares of the Company’s common stock in the open market. On December 4, 2008, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 570,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2009, the Company repurchased 899,877 shares at an average price of $4.91 per share, which have been added to treasury shares in the consolidated balance sheet. Under this program, an additional 45,455 shares remain authorized to be repurchased by the Company at February 28, 2009. As discussed in Note 7 to the Consolidated Financial Statements, the Loan and Security Agreement executed by the Company on June, 29, 2006 included restrictions on investments which restricted further repurchases of stock under this program. The participating banks granted an exception to these restrictions, allowing the Company to purchase unlimited shares providing the company meets the covenants in the loan agreement.
          The following table summarizes repurchases of our stock in the fourth quarter ended February 28, 2009 (in thousands):

				Maximum Number
				of Shares that
	Total		Total Number of	May Yet Be
	Number	Average	Shares Purchased	Purchased Under
	of	Price	as Part of Publicly	the Plans or
	Shares	Paid Per	Announced Plans	Programs at
Fiscal Period	Purchased	Share	or Programs	Period End

December 1, 2008 through December 31, 2008	25,852	$7.56	25,852	652,085
January 1, 2009 through January 31, 2009	212,058	4.27	212,058	440,027
February 1, 2009 through February 28, 2009	394,572	3.35	394,572	45,455

Total Fourth Quarter Fiscal 2009	632,482	$3.83	632,482	45,455

Item 6. Selected Financial Data
          N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
          The Company is a worldwide leader in the manufacturing and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two segments — (1) the manufacturing and distribution of displays and display components (“Display Segment”) and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers (“Wholesale Distribution Segment”). The Display Segment is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of Financial Accounting Standards Board Statement (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information.
•	Monitor — offers a wide range of CRT, flat panel and projection display systems for use in training and simulation, military, medical, and industrial applications.

•	Data Display CRTs — offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Entertainment CRTs — offers a wide range of CRTs and projection tubes for television and home theater equipment.

•	Component Parts — provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.
          During fiscal 2009, management of the Company focused key resources on strategic efforts to improve the profitability of operations while seeking acquisition opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. In addition, the Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:
Inventory management — The Company continually monitors historical sales trends as well as projected needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.
          Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 250 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make “last time” buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers or accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. The Company’s management monitors the adequacy of its inventory reserves regularly, and at February 28, 2009, believes its reserves to be adequate.
Interest rate exposure — The Company had outstanding debt of approximately $24 million as of February 28, 2009, which is subject to interest rate fluctuations by the Company’s lenders. Variable interest rates on the Company’s loans and the potential for rate hikes could negatively affect the Company’s future earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Operations
          The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total net sales (amounts in thousands):
          (See Item 1. Business — Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions. See also Note 13. Segment Information to the Consolidated Financial Statements.)

	2009		2008
	Amount	%	Amount	%
Net Sales
Display Segment
Monitors	$40,596	55.7%	$44,331	52.3%
Data Display CRTs	8,003	11.0	11,285	13.3
Entertainment CRTs	1,281	1.7	2,217	2.6
Component Parts	263	0.4	454	0.6

Total Display Segment	50,143	68.8	58,287	68.8
Wholesale Distribution Segment	22,760	31.2	26,407	31.2

	$72,903	100.0%	$84,694	100.0%

Costs and expenses
Cost of goods sold	$48,023	65.9%	$56,199	66.4%
Selling and delivery	7,388	10.1	7,725	9.1
General and administrative	16,854	23.1	15,565	18.4

	72,265	99.1	79,489	93.9

Income from operations	638	0.9	5,205	6.1

Interest expense	(1,083)	(1.5)	(1,771)	(2.1)
Other income, net	325	0.4	500	0.6

Income (loss) before income taxes	(120)	(0.2)	3,934	4.6
Provision for (benefit from) income taxes	(434)	(0.6)	1,163	1.4

Net income	$314	0.4%	$2,771	3.2%

Fiscal 2009 Compared to Fiscal 2008
Net Sales
          Consolidated net sales decreased $11.7 million or 13.9% to $73.0 million for fiscal 2009, compared to $84.7 million for fiscal 2008. Display Segment sales decreased 14.0% or $8.2 million to $50.1 million for fiscal 2009, compared to $58.3 million for fiscal 2008. Wholesale Distribution Segment sales decreased 13.8% or $3.6 million from $26.4 million for fiscal 2008 to $22.8 million for fiscal 2009.
          The net decrease in Display Segment sales for fiscal 2009 is attributed to a general weakening in the market, a down cycle in the fulfillment of long term contracts and the closing of the UK facility. The Monitor revenues declined $3.7 million primarily due to the reduced demand for new flight training systems for commercial and military flight training. Data Display CRT sales in fiscal 2009 declined due to the transition of the UK business to the Data Display CRTs division in the US and the general slowing of the US economy in the Company’s third and fourth quarters. Entertainment CRT net sales declined $0.9 million in fiscal 2009 compared to fiscal 2008. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets, fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Future sales trends in this division will be negatively impacted by the decreasing number of extended warranties sold for larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.
          Components Parts sales decreased $0.2 million from fiscal 2008 to fiscal 2009. Component Parts sales have generally declined in recent years due to weaker demand for electron gun and stem sales. Component Parts sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers. These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets. The division primarily supplies the other divisions with parts they need to complete the assembly of their products.
          Wholesale Distribution Segment net sales decline is attributed to a decline in the overall economy, particularly the consumer market. The call center’s sales declined about $1.0 million due to less calls taken and therefore less billable time. The call center acts as a consumer and dealer support center for in-warranty and out-of-warranty household products, appliances, parts and accessories for Black & Decker, Delonghi, Norelco, Coby and various other manufacturers. This call center also acts as a technical support center for these same manufacturers. The remainder of the decline was in the segment’s dealer base which suffered due to reduced consumer demand.
Gross Margins
          Consolidated gross margins increased to 34.1% for fiscal 2009 from 33.6% for fiscal 2008.
          Display Segment margins increased to 29.5% for fiscal 2009 from 28.9% for fiscal 2008. Gross margins within the Monitor operation increased to 29.5% for fiscal 2009 compared to 28.3% for fiscal 2008. This increase is primarily attributable to decreased costs on several contracts in fiscal 2009 at the Aydin division and the increases generated at the Z-Axis division form both internal growth and acquisitions. Data Display CRT gross margins increased to 28.4% for fiscal 2009 compared to 28.1% for fiscal 2008. This increase in margins is primarily a result of reduced overhead. Gross margins in Entertainment CRTs decreased to 16.3% for fiscal 2009 from 41.7% for fiscal 2008 due to the decrease in sales volume of high margin products at the company’s Louisiana facility and the decreased production at the Chroma division. Gross margins from Component Parts increased to 46.5% for fiscal 2009 from 30.9% for fiscal 2008 for its customers outside the Company, primarily reflecting the specialization of its products.

          The Wholesale Distribution Segment gross margins increased to 44.6% for fiscal 2009 from 44.0% for fiscal 2008, primarily due to customer and product mix. Lower sales volumes translate into fewer price breaks for high volume dealers.
Operating Expenses
          Operating expenses as a percentage of sales increased to 33.3% for fiscal 2009 from 27.5% for fiscal 2008 primarily reflecting increases in research and development, legal fees, professional services and bad debts.
          Display Segment operating expenses increased $1.8 million or 16.8% to $12.9 million for fiscal 2009 compared to $11.1 million in fiscal 2008. This increase is primarily due to the expenses mentioned above as all those expenses occurred in the Display Segment of the business.
          Wholesale Distribution Segment operating expenses decreased $0.9 million or 7.4% to $11.3 million for fiscal 2009 compared to $12.2 million in fiscal 2008, primarily due to a decrease in salaries. These expenses (primarily payroll) are classified in general and administrative expense in the consolidated financial statements.
Interest Expense
          Interest expense decreased $0.7 million or 38.8% to $1.1 million for fiscal 2009 compared to $1.8 million in fiscal 2008. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. These decreases in interest expense primarily reflect lower market interest rates in effect during fiscal 2009 compared to fiscal 2008.
Income Taxes
          The effective tax rate for fiscal 2009 was (361.7%) compared to 29.6% for fiscal 2008. The lower effective rate in 2009 was primarily due to research and experimentation credits and various other permanent items.
Foreign Currency Translation
          Gains or losses resulting from the transactions with the Company’s UK subsidiary are reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity. There were no significant gains or losses recognized in either period related to the UK subsidiary.

Fiscal 2008 Compared to Fiscal 2007
Net Sales
          Consolidated net sales increased $5.3 million or 6.6% to $84.7 million for fiscal 2008, compared to $79.4 million for fiscal 2007. Display Segment sales increased 0.7% or $0.4 million to $58.3 million for fiscal 2008, compared to $57.9 million for fiscal 2007. Wholesale Distribution Segment sales increased 22.5% or $4.8 million from $21.6 million for fiscal 2007 to $26.4 million for fiscal 2008.
          The net increase in Display Segment sales for fiscal 2008 is primarily attributed to the addition of the Clinton facility to the Data Display CRTs that offset declines in Monitors, other Data Display CRT facilities, and the Entertainment CRT sales, as compared to fiscal 2007. The Monitor revenues declined $0.7 million primarily due to the reduced demand for new flight training systems for commercial and military flight training. Data Display CRTs sales in fiscal 2008 benefited from the addition of the Clinton division, which offset declines in the Data and UK divisions. Entertainment CRT net sales declined $0.4 million in fiscal 2008 compared to fiscal 2007. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets, fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Future sales trends in this division will be negatively impacted by the decreasing number of extended warranties sold for larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.
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
Gross Margins
          Consolidated gross margins decreased to 33.6% for fiscal 2008 from 34.7% for fiscal 2007.
          Display Segment margins increased from 28.6% for fiscal 2007 to 28.9% for fiscal 2008. Gross margins within the Monitor operation decreased to 28.3% for fiscal 2008 compared to 30.1% for fiscal 2007. This decrease is primarily attributable to delays and increased costs on several contracts in fiscal 2008 at the Aydin division. Data Display CRT gross margins increased to 28.1% for fiscal 2008 compared to 22.1% for fiscal 2007. This improvement in margins is primarily attributed to improved selling prices of certain CRT products with limited availability and reduced costs through transition to internal manufacturing of certain high resolution projection tubes. Gross margins in Entertainment CRTs increased from 30.3% for fiscal 2007 to 41.7% for fiscal 2008 due to the impact of the increased volume of high margin products at the company’s Louisiana facility. Gross margins from Component Parts increased to 50.4% for fiscal 2008 from 2.8% for fiscal 2007, primarily reflecting the disposal of the unprofitable Wintron facility in May 2006.
          The Wholesale Distribution Segment gross margins decreased from 51.2% for fiscal 2007 to 44.0% for fiscal 2008, primarily due to the impact of increased sales volume of lower margin call center “service sales” during fiscal 2008. Expenses for the call center are classified as operating expenses.

Operating Expenses
          Operating expenses as a percentage of sales decreased from 28.6% for fiscal 2007 to 27.5% for fiscal 2008 primarily reflecting the impact of increased sales without increasing expenses during fiscal 2008.
          Display Segment operating expenses decreased $0.6 million or 5.4% to $11.5 million for fiscal 2008 compared to $11.7 million in fiscal 2007. This reduction is primarily due to cost savings derived from management’s efforts to consolidate facilities, reduce overhead personnel and disposal of unprofitable operations.
          Wholesale Distribution Segment operating expenses increased $1.1 million or 9.9% to $12.2 million for fiscal 2008 compared to $11.1 million in fiscal 2007, primarily due to additional expenses associated with the call center, which was expanded late in fiscal 2006. These expenses (primarily payroll) are classified in general and administrative expense in the consolidated financial statements.
Interest Expense
          Interest expense decreased $0.3 million or 15.1% to $1.8 million for fiscal 2008 compared to $2.1 million in fiscal 2007. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. These decreases in interest expense primarily reflect a reduced balance on the debt and lower market interest rates in effect during fiscal 2008 compared to fiscal 2007.
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
Management’s Discussion of Liquidity and Capital Resources
          At February 28, 2009 and February 29, 2008, the Company had total cash of $0.7 million and $1.6 million, respectively. The Company’s working capital was $36.4 and $39.0 million at February 28, 2009 and February 29, 2008. At February 28, 2009, the Company’s $17.0 million in outstanding lines of credit were classified as long-term debt as the bank agreement was extended during fiscal 2009 to June 2010, as discussed later in this section. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, borrowings from its CEO and long-term debt.
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
          Cash provided by operations was $1.3 million in fiscal 2009 and $5.7 million in fiscal 2008. During fiscal 2009, net working capital items decreased by $2.6 million primarily to a decrease in net income of $2.5 million and $1.2 million increase in refundable income taxes. During fiscal 2008, net working capital items increased by $0.6 million due to an increase in accounts payable of $1.0 million and a $0.7 million decrease in cost, estimated earnings and billings net on uncompleted contracts offset by a $3.1 million increase in gross inventories.
          Investing activities used cash of $1.3 million and $0.8 million in fiscal 2009 and fiscal 2008 respectively. Capital expenditures exclusive of acquisitions were $0.9 million and $0.8 million in fiscal 2009 and fiscal 2008 respectively. Capital expenditures in fiscal 2009 and 2008 were for general maintenance requirements and computer hardware. The Company does not anticipate significant investments in capital assets for fiscal 2010 beyond normal maintenance requirements.
          Financing activities used cash of $0.8 million and $4.5 million in fiscal 2009 and fiscal 2008 respectively. During fiscal 2009, the Company used cash for the net repayment of loans to related parties of $0.6 million and for the repurchase of common stock of $4.3 million while increasing borrowing on its revolver by $4.2 million. During fiscal 2008, the Company used cash for net repayment of loans from related parties of $3.0 million and for the repurchase of common stock of $1.3 million.
          On September 26, 2008, the Company executed a Loan and Security Agreement with RBC Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Ltd. As of February 28, 2009, the outstanding balances of these lines of credit were $16.5 million and $3.5 million, respectively. The available amounts for borrowing were $0.5 million and $0.0 million, respectively at February 28, 2009. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The Company’s $17.0 million line of credit was extended to June 2010, and accordingly is classified under long term liabilities on the Company’s balance sheet. The Company’s subsidiary, Fox International, Ltd agreement expired in June, 2009 and is classified in short term liabilities. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. In conjunction with Loan and Security Agreement, the syndicate also executed a $1.7 million term note with the Company repayable in 32 monthly increments of $25,000 each through July 1, 2011, and the Chief Executive Officer (“CEO”) of the Company personally provided a $6.0 million subordinated term note to the Company. See related information in Notes 7 and 8 to the Consolidated Financial Statements. These new lines of credit replaced the existing lines of credit with a syndicate including RBC Centura Bank and Regions Bank, which were terminated in conjunction with this agreement. As of February 28, 2009, the Company was not in compliance with the consolidated Fixed Charge Coverage Ratio as defined by the RBC credit line agreements. The Company received a waiver of this covenant violation from RBC Bank through the July 15, 2009 reporting of the next measurement of this covenant as of the Company’s first fiscal quarter end. The Company is in negotiations with RBC Bank for a new revolving line of credit and term loan with more favorable thresholds for the covenants. Management believes based on their projections, the Company will be able to meet the new covenants and be in compliance under the new loan agreements.
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,062,500 shares of the Company’s common stock in the open market. On December 4,

2008, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 570,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2009, the Company repurchased 899,877 shares at an average price of $4.91 per share, which have been added to treasury shares on the consolidated balance sheet. Under this program, an additional 45,455 shares remain authorized to be repurchased by the Company at February 28, 2009. As discussed in Note 7, the Loan and Security Agreement executed by Company on June 29, 2006 included restrictions on investments that restricted further repurchases of stock under this program. The participating banks granted an exception to these restrictions, allowing the Company to purchase unlimited shares providing the company meets the covenants in the loan agreement.
Transactions with Related Parties, Contractual Obligations, and Commitments
          In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the RBC Bank. The balance outstanding under this loan agreement was approximately $2.2 million at February 28, 2009.
          The Company has a demand note outstanding from another officer, bearing interest at 8 percent. Principal payments of $63,000 and $44,000 were made on this note in fiscal 2009 and 2008, respectively, there were no additional advances on this note during fiscal 2009 or 2008. The balance outstanding on this note is $189,000 at February 28, 2009.

Contractual Obligations
          Future maturities of long-term debt and future contractual obligations due under operating leases at February 28, 2009 are as follows (in thousands):

	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Long-term debt obligations	$24,443	$4,245	$18,785	$853	$560
Capital lease obligations	349	187	162	—	—
Interest obligations on long-term debt and capital lease obligations (a)	1,725	922	532	154	117
Operating lease obligations	4,918	1,455	1,275	772	1,416
Purchase obligations	1,352	1,352	—	—	—
Warranty reserve obligations	585	585	—	—	—

Total	$33,372	$8,746	$20,754	$1,779	$2,093

(a)	This line item was calculated by utilizing the effective rate on outstanding debt as of February 28, 2009 and the increase due to the covenant waiver.
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
          During fiscal 2009 and fiscal 2008, the Company deducted inventory against the reserve for obsolescence in the amount of $3.3 million and $1.7 million respectively. The reserve for inventory obsolescence was approximately $3.6 million and $5.5 million at February 28, 2009 and February 29, 2008, respectively. During fiscal 2009, the Company wrote down inventories of $1.2 million to market which had previously been reserved and disposed of $1.1 million of inventory at its Aydin subsidiary which had previously been reserved.
Revenue and profit or loss recognition
          Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collect-ability can be reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.
          In accordance with Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred for the delivery of product to customers are classified in selling and delivery in the consolidated statements of operations.
          A portion of the Company’s revenue is derived from contracts to manufacture CRTs to a buyer’s specification. These contracts are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. These contracts are fixed-price and cost-plus contracts and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.
          The Wholesale Distribution Segment has several distribution agreements that it accounts for using the gross revenue basis and one agreement which uses the net revenue basis as prescribed by EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company uses the gross method because the Company has general inventory risk, physical loss inventory risk and credit risk on the majority of its agreements but uses the net method on the one agreement because it does not have those same risks for that agreement. The call center service revenue is recognized based on written pricing agreements with each manufacturer, on a per-call, per-email, or per-standard-mail basis.
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
Reclassified Revenues
          In the current year, the Company classified certain revenues previously reported on a gross basis to the net basis in the statement of operations. For comparative purposes, amounts in the prior years have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
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
          In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 allows companies to elect to apply fair value accounting for certain financial assets and liabilities. Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. Statement No. 159 is effective for the Company during the fiscal year ended February 28, 2009. The Company’s adoption of Statement No. 159 did not have a material impact on Management’s consolidated financial statements.
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
          In December 2007, the FASB issued Statement No. 141 (R), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning March 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that Statement No. 141 (R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after March 1, 2010.
          In December 2007, the FASB issued Statement No. 160, Non-controlling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company’s adoption of Statement No. 160 did not have a material impact on Management’s consolidated financial statements.
          In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the pending adoption of FSP 142-3 on its consolidated financial statements.
          In May 2009, the FASB issued Statement No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet data but before financial statements are issued. An entity should apply the requirements of this statement to interim or annual financial period ending after June 15, 2009. This statement should not result in significant change in the subsequent events that an entity reports.
Impact of Inflation
          Inflation has not had a material effect on the Company’s results of operations to date.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $24.2 million of outstanding debt at February 28, 2009 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a increase of approximately $242,000 in pre-tax loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at February 28, 2009. The Company has a new financing agreement pending with RBC Bank which will increase the interest rate one and a half percentage points. The Company does not trade in derivative financial instruments.
          The Company had a subsidiary in the UK, which was not material, but used the British pound as its functional currency. Due to its limited operations outside of the U.S., the Company’s exposure to changes in foreign currency exchange rates between the U.S. dollar and foreign currencies or to weakening economic conditions in foreign markets is not expected to significantly affect the Company’s financial position.
Item 8. Financial Statements and Supplementary Data.
Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Video Display Corporation
We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the “Company”) as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 28, 2009 and February 29, 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Carr, Riggs & Ingram, LLC
Atlanta, Georgia
May 29, 2009

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	February 28,	February 29,
	2009	2008

Assets
Current Assets
Cash	$662	$1,636
Accounts receivable, less allowance for bad debts of $608 and $201, respectively	9,088	10,373
Inventories, net	36,692	34,550
Cost and estimated earnings in excess of billings on uncompleted contracts	1,421	2,225
Deferred income taxes	2,724	2,998
Income taxes refundable	1,836	672
Investments	335	—
Prepaid expenses and other current assets	612	367

Total current assets	53,370	52,821

Property, plant and equipment:
Land	585	585
Buildings	8,262	8,258
Machinery and equipment	21,786	20,943

	30,633	29,786
Accumulated depreciation	(23,866)	(22,470)

Net property, plant and equipment	6,767	7,316

Goodwill	1,376	1,343
Intangible assets, net	2,083	2,954
Deferred income taxes	576	192
Other assets	36	74

Total assets	$64,208	$64,700

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	February 28, 2009	February 29, 2008
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$7,175	$7,334
Accrued liabilities	5,245	5,074
Billings in excess of cost and estimated earnings on uncompleted contracts	108	—
Current maturities of notes payable to officers and directors	396	648
Line of credit	3,493	—
Current maturities of long-term debt and financing lease obligations	544	789

Total current liabilities	16,961	13,845

Line of credit	16,498	15,164
Long-term debt, less current maturities	1,707	1,928
Financing lease obligations, less current maturities	162	313
Notes payable to officers and directors, less current maturities	1,992	2,377
Other long-term liabilities	123	123

Total liabilities	37,443	33,750

Commitments and contingencies (See Note 15)

Shareholders’ Equity
Preferred stock, no par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value — 50,000 shares authorized; 9,707 issued and 8,601 outstanding at February 28, 2009, and 9,707 issued and 9,491 outstanding at February 29, 2008	7,293	7,293
Additional paid-in capital	147	127
Retained earnings	26,461	26,147
Accumulated other comprehensive income (loss)	(90)	85
Treasury stock, 1,165 shares at February 28, 2009 and 275 shares at February 29, 2008 at cost	(7,046)	(2,702)

Total shareholders’ equity	26,765	30,950

Total liabilities and shareholders’ equity	$64,208	$64,700

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	February 28, 2009	February 29, 2008

Net sales	$72,903	$84,694
Cost of goods sold	48,023	56,199

Gross profit	24,880	28,495

Operating expenses
Selling and delivery	7,388	7,725
General and administrative	16,854	15,565

	24,242	23,290

Operating income	638	5,205

Other income (expense)
Interest expense	(1,083)	(1,771)
Other, net	325	500

	(759)	(1,271)

Income (loss) before income taxes	(120)	3,934
Provision for (benefit from) income taxes	(434)	1,163

Net income	$314	$2,771

Net income per share — basic	$0.03	$0.29

Net income per share — diluted	$0.03	$0.29

Average shares outstanding — basic	9,315	9,583

Average shares outstanding — diluted	9,664	9,664

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(in thousands)

							Current
					Accumulated		Year
			Additional		Other		Compre-
	Common	Share	Paid-in	Retained	Comprehensive	Treasury	hensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Income

Balance, February 28, 2007	9,600	7,284	171	23,376	95	(1,385)

Net income	—	—	—	2,771	—	—	$2,771
Foreign currency translation adjustment	—	—	—	—	(10)	—	(10)

Total comprehensive income	—	—	—	—	—	—	$2,761

Issuance of common stock under stock option plan	—	9	—	—	—	—
Issuance of common stock from treasury	67	—	—	—	—	—
Repurchase of treasury stock	(176)	—	—	—	—	(1,317)
Share based compensation	—	—	(44)	—	—	—

Balance, February 29, 2008	9,491	7,293	127	26,147	85	(2,702)

Net income	—	—	—	314	—	—	$314
Foreign currency translation adjustment	—	—	—	—	(175)	—	(175)

Total comprehensive income	—	—	—	—	—	—	$139

Issuance of common stock from treasury	9	—	—	—	—	77
Repurchase of treasury stock	(899)	—	—	—	—	(4,421)
Share based compensation	—	—	20	—	—	—

Balance, February 28, 2009	8,601	$7,293	$147	$26,461	$(90)	$(7,046)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	February 28,	February 29,
	2009	2008
Operating Activities
Net income	$314	$2,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,387	2,354
Provision for bad debts	406	(257)
Reserves on inventories	1,247	1,875
Non-cash charge for share based compensation	20	(44)
Deferred income taxes	(110)	(219)
(Gain) Loss on disposal of equipment	36	29
Changes in working capital items, net of effect of acquisitions:
Accounts receivable	879	380
Inventories	(3,389)	(3,081)
Cost, estimated earnings and billings, net on uncompleted contracts	912	705
Prepaid expenses and other assets	(241)	(816)
Increase in income taxes refundable	(1,164)	—
Accounts payable and accrued liabilities	12	2,028

Net cash provided by operating activities	1,309	5,725

Investing Activities
Capital expenditures	(991)	(839)
Patents	(12)	—
Investments in equity securities	(334)	—

Net cash used in investing activities	(1,337)	(839)

Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	24,763	22,749
Repayments of long-term debt, lines of credit and financing lease obligations	(20,552)	(22,867)
Proceeds from notes payable from officers and directors	115	1,103
Repayments of notes payable to officers and directors	(2,459)	(4,143)
Proceeds from stock option exercises	—	9
Purchases and retirements of common stock and purchases of treasury stock	(2,638)	(1,317)

Net cash used in financing activities	(771)	(4,466)

Effect of exchange rates on cash	(175)	(10)

Net change in cash	(974)	410

Cash, beginning of year	1,636	1,226

Cash, end of year	$662	$1,636

The accompanying notes are an integral part of these statements.
See Note 17 for supplemental cash flow information.

Note 1. Summary of Significant Accounting Policies
Fiscal Year
          All references herein to “2009” and “2008” mean the fiscal years ended February 28, 2009 and February 29, 2008 respectively.
Nature of Business
          Video Display Corporation and subsidiaries (the “Company”) principally manufactures and distributes cathode ray tubes (“CRTs”) in the worldwide replacement market for use in television sets and data display screens for medical, military, and industrial monitoring systems as well as manufacturing and distributing electron optic parts, which are significant components in new and recycled CRTs and monitors. The Company also manufactures low and high-end monochrome and color CRT and active matrix liquid crystal monitor displays for use in specialty high performance and ruggedized applications. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. In addition, the Company operates a call center that acts as a consumer and dealer support center for in-warranty and out-of-warranty household products, appliances, parts and accessories for Black & Decker, Delonghi, Norelco, Coby and various other manufacturers. This call center also acts as a technical support center for these same manufacturers. The Company’s operations are located in the U.S. however, the Company did have a subsidiary operation located in the United Kingdom which it closed in October, 2008.
Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.
Reclassifications
          Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. The Company has reclassified $3.5 million of cost of goods sold at its Wholesale Distribution segment to net such amount against net sales to conform with the net presentation in accordance with EITF 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent.
Use of Estimates
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, bad debts, inventory reserves, valuations on deferred income tax assets, goodwill, and other intangible assets, accounting for percentage of completion contracts and the length of product life cycles and fixed asset lives. Actual results could vary from these estimates.
Revenue Recognition
          Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collect-ability can be reasonably assured. The Company’s delivery term typically is F.O.B. shipping point. The Company offers one-year and two-year limited warranties on certain products. The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The provisions of Financial Standards Accounting Board (FASB) Interpretation No. 45, “Guarantor’s

Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, require disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.
          In accordance with Emerging Issues Task Force Issue (“EITF”) 00-10 “Accounting for Shipping and Handling Fees and Costs”, shipping, and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of operations. Shipping costs of $1.9 million and $2.2 million were included in the fiscal years ended 2009 and 2008, respectively.
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
          The Wholesale Distribution Segment has several distribution agreements that it accounts for using the gross revenue basis and one agreement which uses the net revenue basis as prescribed by EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company uses the gross method because the Company has general inventory risk, physical loss inventory risk and credit risk on the majority of its agreements but uses the net method on the one agreement because it does not have those same risks for that agreement. The call center service revenue is recognized based on written pricing agreements with each manufacturer, on a per-call, per-email, or per-standard-mail basis.
Research and Development
          The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative expenses. Research and development costs were approximately $1.3 million and $0.8 million in the fiscal years ended 2009 and 2008 respectively.
Financial Instruments
          Fair values of cash, accounts receivable, short-term liabilities, and debt approximate cost due to the short period of time to maturity. Recorded amounts of long-term debt and convertible debentures are considered to approximate fair value due to either rates that fluctuate with the market or are otherwise commensurate with the current market.
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
Property, Plant and Equipment
          Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings — ten to twenty-five years; Machinery and Equipment — five to ten years. Depreciation expense totaled approximately $1.5 million and $1.4 million for the fiscal years ended 2009 and 2008 respectively. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred.
          Management reviews and assesses long-lived assets, which includes property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, management estimates the future cash flows expected to result from the use of the asset. If the sum of the undiscounted expected cash flows is less than the carrying amount of the asset, an impairment loss is recognized based upon the estimated fair value of the asset.

Goodwill and Other Intangibles
          Goodwill and non-amortizable intangible assets are tested for impairment annually unless events or circumstances exist that would require an assessment in the interim. The Company in order to estimate the fair value of goodwill and non-amortizable intangible assets estimates future revenue, considers market factors, and estimates our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the assets carried on our balance sheet to their estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy or our forecast. Although we believe the assumptions, judgments and estimates we have made are reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results. As a result of such testing in February 2009 and 2008, the Company determined there was no impairment of goodwill.
          Intangible assets consist primarily of customer lists and non-competition agreements related to acquisitions. Intangible assets are amortized using the straight-line method over their estimated period of benefit. The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. No impairment of intangible assets has been identified during either of the periods presented.
Stock-Based Compensation Plans
          On March 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires employee share-based compensation to be accounted for under the fair value method and requires the use of an option pricing model for estimating the fair value of stock options at the date of grant. Previously, the Company accounted for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation,” (“Statement No. 123”), as amended. Since the exercise price of options equaled the market price of the stock on the date of grant, the stock options had no intrinsic value and, therefore, no expense was recognized for stock options by the Company prior to the beginning of fiscal 2007.
          The Company elected to adopt Statement No. 123(R) using the modified prospective method, which required compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption.
          For the fiscal year ended February 28, 2009 and February 29, 2008, the Company recognized general and administrative expense of approximately $20,000 and ($44,000) related to share-based compensation. After the adoption of SFAS No. 123(R), the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of February 28, 2009, total unrecognized compensation costs related to stock options and shares of restricted stock granted was $74,860. The unrecognized share based compensation cost is expected to be recognized ratably over a period of approximately 3 years.
Comprehensive Income
          SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and presentation of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. Total comprehensive income was approximately $0.1 million and $2.8 million in the fiscal years ended 2009 and 2008, respectively.

Stock Repurchase Program
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,062,500 shares of the Company’s common stock in the open market. On December 4, 2008, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 570,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2009, the Company repurchased 899,877 shares at an average price of $4.91 per share, which have been added to treasury shares on the consolidated balance sheet. Under this program, an additional 48,833 shares remain authorized to be repurchased by the Company at February 28, 2009. As discussed in Note 7, the Loan and Security Agreement executed by the Company on June 29, 2006 included restrictions on investments that restricted further repurchases of stock under this program. The participating banks granted a limited exception to these restrictions, allowing the Company to purchase unlimited shares providing the company meets the covenants in the loan agreement.
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
          Effective March 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the Companies’ consolidated financial statements. Interpretation No. 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material unrecognized tax benefits. As of February 28, 2009, the Company does not have any material unrecognized tax benefits.
          The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued upon the adoption of Interpretation No. 48, and, as of February 28, 2009 and February 29, 2008, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.
          An examination by the Internal Revenue Service (“IRS”) was concluded during the Company’s third quarter for the fiscal years of 2007 and 2008. The result of the audit was an adjustment of approximately $115,000 for differences in the valuation of the inventory, approximately $42,000 related to transfer pricing adjustments and approximately $23,000 of interest.
Foreign Currency Translations
          Assets and liabilities of foreign subsidiaries are translated using the exchange rate in effect at the end of the year. Revenues and expenses are translated using the average of the exchange rates in effect during the year. Translation adjustments and transaction gains and losses related to long-term inter-

company transactions are accumulated as a separate component of shareholders’ equity. The Company has a subsidiary in the United Kingdom, which is not material, and uses the British pound as its functional currency.
Net Income per Share
          Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each year. Shares issued or repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted net income per share is calculated in a manner consistent with that of basic net income per share while giving effect to all potentially dilutive common shares that were outstanding during the period.
          The following is a reconciliation of basic net income per share to diluted net income per share for 2009 and 2008, (in thousands, except for per share data)

		Average Shares	Net Income
	Net Income	Outstanding	Per Share
2009
Basic	$314	9,315	$0.03
Effect of dilution:
Options	—	349

Diluted	$314	9,664	$0.03

2008
Basic	$2,771	9,586	$0.29
Effect of dilution:
Options	—	81

Diluted	$2,771	9,667	$0.29

          Stock options, debentures, and other liabilities convertible into 87,000 and 304,000 shares of the Company’s common stock were anti-dilutive and were excluded from the fiscal 2009 and 2008 diluted net income per share calculations, respectively.
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
Recent Accounting Pronouncements
          In September 2006, the FASB issued Statement No. 157, Fair Values Measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for any interim periods within those fiscal years. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies are required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. The Company’s adoption of Statement No. 157 did not have a material impact on Management’s consolidated financial statements.
          In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 allows companies to elect to apply fair value accounting for certain financial assets and liabilities. Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. Statement No. 159 will be effective for the Company during the fiscal year ended February 28, 2009. The Company’s adoption of Statement No. 159 did not have a material impact on Management’s consolidated financial statements.
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
          In December 2007, the FASB issued Statement No. 141 (R), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning March 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that Statement No. 141 (R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after March 1, 2010.
          In December 2007, the FASB issued Statement No. 160, Non-controlling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company’s adoption of Statement No. 160 did not have a material impact on Management’s consolidated financial statements.

          In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the pending adoption of FSP 142-3 on its consolidated financial statements.
          In May 2009, the FASB issued Statement No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet data but before financial statements are issued. An entity should apply the requirements of this statement to interim or annual financial period ending after June 15, 2009. This statement should not result in significant change in the subsequent events that an entity reports.

Note 2. Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
          Information relative to contracts in progress consisted of the following (in thousands):

	February 28,	February 29,
	2009	2008

Costs incurred to date on uncompleted contracts	$3,423	$7,325
Estimated earnings recognized to date on these contracts	1,515	1,617

	4,938	8,942
Billings to date	(3,625)	(6,717)

Costs and estimated earnings in excess of billings, net	$1,313	$2,225

Costs and estimated earnings in excess of billings	$1,421	$2,225
Billings in excess of costs and estimated earnings	(108)	—

	$1,313	$2,225

          Costs and estimated earnings in excess of billings are the results of contracts in progress (jobs) in completing orders to customers’ specifications on contracts accounted for under SOP 81-1. Costs included are material, labor, and overhead. These jobs require design and engineering effort for a specific customer purchasing a unique product. The Company records revenue on these fixed-price and cost-plus contracts on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable. Billings are generated based on specific contract terms, which might be a progress payment schedule, specific shipments, etc. None of the above contracts in progress contains post-shipment obligations.
          Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The effect of changes in the estimated profitability of contracts for fiscal 2009 was to increase net earnings by approximately $0.2 million pre-tax and $0.1 million after tax, below the amounts that would have been reported had the preceding year contract profitability estimates been used. This decrease in profitability was primarily the result of mechanical changes and the re-design of printed circuit card assemblies to correct reliability for one major customer. The effect of changes in the estimated profitability of contracts for fiscal 2008 was to decrease net earnings by approximately $1.0 million pre-tax and $0.6 million after tax, below the amounts which would have been reported had the preceding year contract profitability estimates been used. This decrease in profitability was primarily the result of mechanical changes and the re-design of printed circuit card assemblies to correct reliability for one major customer.

          As of February 28, 2009 and February 29, 2008, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 28, 2009 and February 29, 2008, there were no progress payments that had been netted against inventory.

Note 3. Intangible Assets
          Intangible assets consist primarily of the unamortized value of purchased patents/designs, customer lists, non-compete agreements and miscellaneous other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $883,000 and $940,000 for fiscal 2009 and 2008 respectively. As of February 28, 2009 and February 29, 2008, the cost and accumulated amortization of intangible assets was as follows (in thousands):

	February 28, 2009		February 29, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Customer lists	$3,611	$2,124	$3,611	$1,635
Non-compete agreements	1,245	1,054	1,245	803
Patents/designs	777	395	765	274
Other intangibles	149	126	149	104

	$5,782	$3,699	$5,770	$2,816

          Expected amortization expense for the next five years and thereafter is as follows (in thousands):

Year	Amort. Exp.
2010	$665
2011	$239
2012	$182
2013	$138
2014	$138
Thereafter	$721
Note 4. Business Acquisitions
          On September 28, 2008 the Company acquired the assets of Boundless Technologies, Inc. of Farmingdale, N.Y. and has transferred the company’s operations to it’s subsidiary Z-Axis near Rochester, N. Y. Boundless Technologies designs and manufactures text terminals and thin clients for computer systems in manufacturing, retail, health care, financial and educational settings. The assets acquired in the transaction have been recorded at fair market value at the date of acquisition and include raw material inventories valued at $196,598 and equipment valued at $86,176.
Note 5. Inventories
          Inventories consisted of the following (in thousands):

	February 28,	February 29,
	2009	2008
Raw materials	$20,086	$19,028
Work-in-process	7,938	6,699
Finished goods	12,245	14,374

	40,269	40,101
Reserves for obsolescence	(3,577)	(5,551)

	$36,692	$34,550

     During fiscal 2009 and fiscal 2008, the Company deducted inventory against the reserves for obsolescence in the amount of $3.2 million and $1.7 million respectively. During fiscal 2009, the Company wrote down inventories of $1.2 million to market which had previously been reserved and disposed of $1.1 million of inventory at its Aydin subsidiary which had previously been reserved.

Note 6. Long-Term Debt
          Long-term debt consisted of the following (in thousands):

	February 28,	February 29,
	2009	2008
Note payable to RBC Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, (2.51% combined rate as of February 28, 2009); monthly principal payments of $25 plus accrued interest, payable through July 2011; collateralized by all assets of the Company	$1,553	$2,050

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of February 28, 2009); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	478	500

Other	33	6

	2,064	2,556
Financing lease obligations	349	474

	2,413	3,030
Less current maturities	(544)	(789)

	$1,869	$2,241

          Future maturities of long-term debt and capitalized lease obligations are as follows (in thousands):

Year	Amount
2010	$544
2011	475
2012	993
2013	30
2014	32
Thereafter	339

$2,413

          As of February 28, 2009, the Company was not in compliance with the consolidated Fixed Charge Cover Ratio as defined by the RBC credit line agreements. The Company received a waiver of this covenant violation from RBC Bank through the July 15, 2009 reporting of the next measurement of this covenant as of the Company’s first fiscal quarter end. The Company is in negotiations with RBC Bank for a new revolving line of credit and term loan with more favorable thresholds for the covenants. The new bank agreement includes a new interest rate with a minimum of 4%. Management believes based on their projections, the Company will be able to meet the new covenants and be in compliance under the new loan agreements.
Note 7. Lines of Credit
          On September 26, 2008, the Company executed a Loan and Security Agreement with RBC Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Ltd. As of February 28, 2009, the outstanding balances of these lines of credit were $16.5 million and $3.5 million, respectively. The available amounts for borrowing were $0.5 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The $17 million line of credit was extended to June 2010, and accordingly is classified under long term liabilities on the Company’s balance sheet. The Company’s subsidiary, Fox International, Ltd agreement expires in June, 2009 and is classified in short term liabilities. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. In conjunction with Loan and Security

Agreement, the syndicate also executed a $1.7 million term note with the Company repayable in 32 monthly increments of $25,000 each through July 1, 2011, and the Chief Executive Officer (“CEO”) of the Company personally provided a $6.0 million subordinated term note to the Company. See related information in Note 8 below. These new lines of credit replaced the existing lines of credit outstanding with a syndicate including RBC Bank and Regions Bank, which were terminated in conjunction with this agreement.
           As of February 28, 2009, the Company was not in compliance with the consolidated Fixed Charge Coverage Ratio as defined by the RBC credit line agreements. The Company received a waiver of this covenant violation from RBC Bank through the July 15, 2009 reporting of the next measurement of this covenant as of the Company’s first fiscal quarter end. The Company is in negotiations with RBC Bank for a new revolving line of credit and term loan with more favorable thresholds for the covenants. The new bank agreement includes a new interest rate with a minimum of 4%. Management believes based on their projections, the Company will be able to meet the new covenants and be in compliance under the new loan agreements.
Note 8. Notes Payable to Officers and Directors
          In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. Interest payments of $167,000 and $260,000 were paid on this note in fiscal 2009 and fiscal 2008, respectively. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Bank. The balance outstanding under this loan agreement was approximately $2.2 million at February 28, 2009.
          The Company has a demand note outstanding from another officer, bearing interest at 8%. Principal payments of $63,000 and $44,000 were made on these notes in fiscal 2009 and 2008, respectively. Interest payments of $19,000 and $22,000 were paid on this note in fiscal 2009 and fiscal 2008, respectively. The balance outstanding on this note is approximately $189,000 at February 28, 2009.
Note 9. Convertible Notes Payable
          In connection with the purchase of the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. discussed in Note 4, the Company issued a $1.0 million face value non-interest bearing Convertible Note Payable with a maturity date of January 8, 2008. The note is convertible into 120,000 shares of the Company’s common stock at any time prior to maturity. The Company recognized a $75,000 discount on the debt to reflect the inherent interest in the notes, which will accrete as interest expense over the one year life of the note. Total interest expense accreted on this note during fiscal 2009 and 2008 was $0 and $62,000 respectively. The convertible note was paid in January 2008.
          During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp., including inventory, fixed assets, and various other assets of $2,550,000. Consideration for the assets acquired include a $1.0 million face value Convertible Note Payable convertible into 120,000 shares of the Company’s common stock, an agreement to deliver, on the first anniversary of the closing date, a certificate for $1,125,000 in market value of the Company’s common stock as of that date, and on the second anniversary of the closing date, a certificate for $500,000 in market value of the Company’s common stock as of that date. The agreement to subsequently deliver shares of common stock includes terms which limit the maximum number of shares which may be issued and provide an option for the seller to receive cash in lieu of stock, if the Company’s common stock is selling for less than $7.00 per share on the applicable anniversary dates of the agreement.

          During fiscal 2004, the Company issued four non-interest bearing notes payable due August 2007, valued at $125,000 each, and convertible at any time into common shares of the Company’s stock at a rate of $12.50 per share. The Company recognized a $150,000 discount on the debt to reflect the inherent interest in the notes. This discount on debt is accreted as interest expense over the three-year life of the notes. The discount fully accretes upon conversion of the debt to equity. During the fourth quarter of fiscal 2005, one of the notes was converted into 10,000 shares of the Company’s common stock. During the first quarter of fiscal 2006, another of the notes was converted into 10,000 shares of the Company’s common stock. The remaining two notes were paid during the second quarter of fiscal 2008. Total interest expense accreted on these notes during fiscal 2009 and Fiscal 2008 was $0 and $12,500, respectively.
Note 10. Accrued Expenses and Warranty Obligations
          The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2009 and 2008. The Company provides no other guarantees.

	2009	2008
Balance at beginning of year	$576	$363
Provision for current year sales	1,713	941
Warranty costs incurred	(1,704)	(728)

Balance at end of year	$585	$576

          Accrued liabilities consisted of the following (in thousands):

	February 28,	February 29,
	2009	2008
Accrued compensation and benefits	$1,095	$1,219
Accrued liability to issue stock	1,625	1,625
Accrued warranty	585	576
Accrued customer advances	128	173
Accrued other	1,812	1,481

	$5,245	$5,074

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
          Prior to expiration on May 1, 2006, the Company maintained an incentive stock option plan whereby options to purchase up to 1.2 million shares could be granted to directors and key employees at a price not less than fair market value at the time the options were granted. Upon vesting, options granted are exercisable for a period not to exceed ten years. No further options may be granted pursuant to the plan after the expiration date; provided, however, those options outstanding at that date will remain exercisable in accordance with their respective terms.
          Information regarding the stock option plans is as follows:

		Average
	Number of	Exercise
	Shares	Price
	(in thousands)	Per Share

Outstanding at February 28, 2007	234	$5.52
Granted	41	7.74
Exercised	(67)	1.45
Forfeited or expired	(84)	10.23

Outstanding at February 29, 2008	124	$5.31
Granted	6	8.08
Forfeited or expired	(43)	5.40

Outstanding at February 28, 2009	87	$5.46

Options exercisable
February 28, 2009	46	$3.40
February 29, 2008	89	4.37

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
Range	February 28, 2009	Contractual Life	Average	February 28, 2009	Average
of Exercise Prices	(in thousands)	(in years)	Exercise Price	(in thousands)	Exercise Price

$2.20 - 2.20	20	1.4	$2.20	20	$2.20
3.25 - 3.25	20	2.7	3.25	20	3.25
7.71 - 8.08	47	7.2	7.78	6	7.91

	87	4.8	$5.46	46	$3.40

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
Note 12. Taxes on Income
          Provision for (benefit from) income taxes in the consolidated statements of operations consisted of the following components (in thousands):

	Fiscal Year Ended
	February 28,	February 29,
	2009	2008
Current:
Federal	$(400)	$1,311
State	76	(22)
Foreign	—	93

	(324)	1,382

Deferred:
Federal	(96)	(190)
State	(14)	(29)

	(110)	(219)

Total	$(434)	$1,163

          Income (loss) before provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	February 28,	February 29,
	2009	2008
U.S. operations	$(52)	$3,627
Foreign operations	(68)	307

	$(120)	$3,934

The following table shows the reconciliation of federal income taxes at the statutory rate on income before income taxes to the reported provision for income tax (in thousands):

	Fiscal Year Ended
	February 28,	February 29,
	2009	2008
Statutory U.S. federal income tax rate	$(39)	$1,338
State income taxes, net of federal benefit	(2)	(76)
Foreign operating loss	(23)	(12)
Research and experimentation credits	(408)	—
Transfer pricing adjustment	42	—
Non-deductible expenses	55	3
Domestic production activities deduction	(23)	(84)
Other	(34)	(6)

Taxes at effective income tax rate	$(434)	$1,163

          The effective tax rate for fiscal 2009 was (361.7%) compared to 29.6% for fiscal 2008. The lower effective rate in 2009 was primarily due to research and experimentation credits and various other permanent items.
          Deferred income taxes as of February 28, 2009 and February 29, 2008 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carry forwards.
          The sources of the temporary differences and carry forwards, and their effect on the net deferred tax asset consisted of the following (in thousands):

	Fiscal Year Ended
	February 28,	February 29,
	2009	2008
Deferred tax assets:
Investment capital loss carry forwards	$—	$41
Uniform capitalization costs	720	362
Inventory reserves	1,359	2,075
Accrued liabilities	712	793
Allowance for doubtful accounts	231	77
Amortization of intangibles	559	401
Other	—	27

	3,581	3,776

State NOL	134	—
Valuation allowance	—	(38)
Foreign tax credit carryforward	107	—

Deferred tax liabilities:
Basis difference of property, plant and equipment	(483)	(531)
Other	(39)	(17)

Net deferred tax assets	$3,300	$3,190

Current asset	$2,724	$2,998
Non-current asset	576	192

	$3,300	$3,190

          Investment loss carry forwards in the amount of $108,000 expired in 2009. The Company provided a valuation allowance on these loss carry forwards, as full realization of these assets was not considered likely.

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
Note 13. Segment Information
          In accordance with Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has two reportable segments. The two reportable segments are as follows: (1) the manufacturing and distribution of displays and display components (“Display Segment”) and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers (“Wholesale Distribution Segment”). The operations within the Display Segment consist of monitors, data display CRTs, entertainment (television and projection) CRTs, projectors and other monitors and component parts. These operations have similar economic criteria, and are appropriately aggregated consistent with the criteria of paragraph 17 of Statement No. 131. The Company’s call center is an integral part of the distribution of electronic consumer parts, consumer and dealer support and technical support functions, with call activity for all of these functions being routed to call employees cross-trained to provide appropriate service. Accordingly, the call center is included within the Wholesale Distribution segment.
          Sales to foreign customers were 13% and 14% of consolidated net sales for fiscal 2009 and 2008, respectively. Foreign operations are included in the Display Segment.
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
          The following table sets forth net sales, income before income taxes, depreciation and amortization, capital expenditures, and identifiable assets for each reportable segment and applicable operations:

	Fiscal Year Ended
	February 28,	February 29,
	2009	2008
Net Sales
Display Segment
Monitors	$40,596	$44,331
Data display CRTs	8,003	11,285
Entertainment CRTs	1,281	2,217
Component parts	263	454

	50,143	58,287
Wholesale Distribution Segment	22,760	26,407

	$72,903	$84,694

	Fiscal Year Ended
	February 28,	February 29,
	2009	2008
Income (loss) before income taxes
Display Segment
Monitors	$1,252	$3,826
Data display CRTs	504	1,320
Entertainment CRTs	(173)	481
Component parts	317	188

	1,900	5,815
Wholesale Distribution Segment	(1,262)	(610)

	638	5,205

Other income (expense)
Interest expense	(1,083)	(1,771)
Other, net	325	500

	$(120)	$3,934

	Fiscal Year Ended
	February 28,	February 29,
	2009	2008
Depreciation and amortization
Display Segment
Monitors	$1,804	$1,815
Data display CRTs	166	176
Entertainment CRTs	34	35
Component parts	5	6

	2,009	2,032
Wholesale Distribution Segment	378	322

	$2,387	$2,354

	Fiscal Year Ended
	February 28,	February 29,
	2009	2008
Capital Expenditures**
Display Segment
Monitors	$770	$417
Data display CRTs	82	16
Entertainment CRTs	—	—
Component parts	—	13

	852	446
Wholesale Distribution Segment	139	393

	$991	$839

**	Includes non-cash additions and additions to fixed assets through business acquisitions.

	Fiscal Year Ended
	February 28,	February 29,
	2009	2008
Identifiable Assets
Display Segment
Monitors	$49,232	$47,866
Data display CRTs	4,576	4,235
Entertainment CRTs	2,181	2,356
Component parts	904	811

	56,785	55,268
Wholesale Distribution Segment	7,315	9,432

	$64,208	$64,700

	Fiscal Year Ended
	February 28,	February 29,
	2009	2008
Geographic sales information
United States	$63,399	$72,803
All other	9,504	11,891

	$72,903	$84,694

Note 14. Benefit Plan
          The Company maintains defined contribution plans that are available to all U.S. employees. The Company accrued $0 and $91,000 in fiscal years ended 2009 and 2008 respectively for 401(k) matching contributions.
Note 15. Commitments and Contingencies
Operating Leases
          The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases, expiring at various dates through 2018. These leases provide that the Company pay taxes, insurance, and other expenses on the leased property and equipment. Rent expense for all leases was approximately $1.8 million and $2.0 million in fiscal 2009 and 2008 respectively.
Future minimum rental payments due under these leases are as follows (in thousands):

Fiscal Year	Amount

2010	$1,455
2011	694
2012	581
2013	458
2014	314
Thereafter	1,416

$4,918

Related Party Leases
          Included above are leases for manufacturing and warehouse facilities leased from the Company’s Chief Executive Officer under operating leases expiring at various dates through 2018. Rent expense under these leases totaled approximately $314,000 in fiscal 2009 and 2008.
          Future minimum rental payments due under these leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2010	$314
2011	314
2012	314
2013	314
2014	314
Thereafter	1,416

$2,986

          The Company is involved in various legal proceedings relating to claims arising in the ordinary course of business.
Legal Proceedings
          In May 2008, the Company was named in a lawsuit captioned Barco Federal Systems, LLC and Barco N.V., a Belgian corporation v. Aydin Displays, Inc. a Pennsylvania corporation, a subsidiary of Video Display Corporation, U.S. District Court, Northern District of Georgia, 1: 08-cv-01252-JEC. The complaint filed alleges that Aydin Displays, Inc. has infringed two patents held by Barco NV of Kortrijk, Belgium and licensed to Barco Federal Systems LLC, a U.S. subsidiary of Barco NV.
          Aydin Displays, Inc. denies any infringement of the two Barco patents. In response to the lawsuit, Aydin Displays, Inc. has filed several counterclaims against Barco, asserting not only that Aydin Displays, Inc. has not infringed the patents, but also that Barco’s patents are invalid and unenforceable. Aydin Displays, Inc. is also investigating additional claims against Barco.
Note 16. Concentrations of Risk and Major Customers
          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit.
          The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, television and avionics industries. The Company’s Display Segment had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 40% and 46% of Display Segment net sales and 27% and 30% of consolidated net sales in fiscal 2009 and 2008, respectively. Sales to foreign customers were 13% and 14% of consolidated net sales in fiscal 2009 and 2008, respectively. The Company’s Wholesale Distribution Segment, Fox International, had net sales to one customer that comprised approximately 30% and 11% of that subsidiary’s net sales in fiscal 2009 and 2008, respectively. The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 17. Supplemental Cash Flow Information

	Fiscal Year Ended
	(in thousands)
	February 28,	February 29,
	2009	2008
Cash paid for:
Interest	$1,083	$1,833

Income taxes, net of refunds	$751	$2,118

          Non-cash investing and financing activities:
          During 2009 and 2008, the Company acquired certain computer and telephone equipment in the amount of $42,000 and $216,000 respectively under a financing lease obligation.
          During fiscal 2009, the chief executive officer repaid the Company $1.7 million in common stock against a $2.0 million prepayment on the loan he made to the company.
Note 18. Selected Quarterly Financial Data (unaudited)
          The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 28, 2009 and February 29, 2008, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share.

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)

Net sales	$19,226	$18,988	$18,208	$16,481
Gross profit	7,192	7,068	5,619	5,001
Net income (loss)	579	554	(265)	(554)
Basic net income (loss) per share	$0.06	$0.06	$(0.03)	$(0.06)
Diluted net income (loss) per share	$0.06	$0.06	$(0.03)	$(0.06)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)

Net Sales	$20,653	$21,590	$20,619	$21,832
Gross profit	7,540	7,656	7,051	6,247
Net income	853	1,238	654	26
Basic net income per share	$0.09	$0.13	$0.07	$0.00
Diluted net income per share	$0.09	$0.13	$0.07	$0.00
Note 19. Subsequent Events
          The Company is refinancing its debt with the RBC Bank. The refinancing will restructure the debt, change the terms to include an interest rate floor of four percent and restructure the debt covenants. The Fox line of credit will be refinanced with another lending institution.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
Item 9A(T). Controls and Procedures.
Evaluation of disclosure controls and procedures.
          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 28,2009). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2009, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 28, 2009 our internal control over financial reporting was effective.
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
Item 9B. Other Information.
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2009 fiscal year end (the “2009 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2009 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.
Item 11. Executive Compensation.
          The information contained in the 2009 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information contained in the 2009 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
          The information contained in the 2009 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.
Item 14. Principal Accounting Fees and Services.
          The information contained in the 2009 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 28, 2009 and February 29, 2008
Consolidated Statements of Operations — Fiscal Years Ended February 28, 2009 and February 29, 2008.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Fiscal Years Ended February 28, 2009 and February 29, 2008.
Consolidated Statements of Cash Flows — Fiscal Years Ended February 28, 2009 and February 29, 2008.
Notes to Consolidated Financial Statements
          2. Financial Statement Schedules
          Schedule II — Valuation and Qualifying Accounts (with auditor’s report)
(b) Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).
3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).
10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia.
10(c)	Lease dated November 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia.
10(d)	Amendment to Loan Documents and Waiver dated May 27, 2009.
10(h)	Loan and Security Agreement and related documents, dated September 26, 2008, among Video Display Corporation and Subsidiaries and RBC Centura Bank as lender and RBC Centura Bank as collateral agent. (incorporated by reference to Exhibit 10(h) to the Company’s 2009 10Q dated January 14, 2009)
10(i)	$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).
10(j)	Video Display Corporation 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A).
21	Subsidiary companies
23.1	Consent of Carr, Riggs & Ingram, LLC
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2009	VIDEO DISPLAY CORPORATION
	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway Ronald D. Ordway	Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	May 29, 2009

/s/ Gregory L. Osborn Gregory L. Osborn	Chief Financial Officer (Principal Financial Officer)	May 29, 2009

/s/ Murray Fox Murray Fox	Director	May 29, 2009

/s/ Carolyn Howard Carolyn Howard	Director	May 29, 2009

/s/ Peter Frend Peter Frend	Director	May 29, 2009

/s/ Carleton Sawyer Carleton Sawyer	Director	May 29, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Video Display Corporation
Our audits of the consolidated financial statements referred to in our report dated May 29, 2009 included elsewhere in this Annual Report on Form 10-K also included the financial statement schedule of Video Display Corporation, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Video Display Corporation’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Carr, Riggs & Ingram, LLC
Atlanta, Georgia
May 29, 2009

VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Allowance for doubtful accounts:
February 28, 2009	$201	$462	$—	$55	$608
February 29, 2008	458	198	—	455	201

Reserves for inventory:
February 28, 2009	$5,551	$1,247	$—	$3,221	$3,577
February 29, 2008	5,386	1,875	—	1,710	5,551