Form 10-Q
period 2009-05-31
VIDEO DISPLAY CORP
filed 2009-08-27
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of May 31, 2009, the registrant had 8,371,721 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

ITEM 1. FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	May 31,	February 28,
	2009	2009
	(unaudited)
Assets
Current assets
Cash	$696	$662
Accounts receivable, less allowance for doubtful accounts of $627 and $608	7,488	9,088
Inventories, net	36,763	36,692
Cost and estimated earnings in excess of billings on uncompleted contracts	2,548	1,421
Deferred income taxes	2,989	2,724
Income taxes refundable	1,451	1,836
Investments	92	335
Prepaid expenses and other	526	612

Total current assets	52,553	53,370

Property, plant and equipment:
Land	585	585
Buildings	8,266	8,262
Machinery and equipment	21,832	21,786

	30,683	30,633
Accumulated depreciation and amortization	(24,233)	(23,866)

Net property, plant, and equipment	6,450	6,767

Goodwill	1,376	1,376
Intangible assets, net	1,870	2,083
Deferred income taxes	665	576
Other assets	36	36

Total assets	$62,950	$64,208

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands)

	May 31,	February 28,
	2009	2009
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$6,329	$7,175
Accrued liabilities	4,953	5,245
Billings in excess of cost and estimated earnings on uncompleted contracts	46	108
Current maturities of notes payable to officers and directors	396	396
Line of credit	3,493	3,493
Current maturities of long-term debt and financing lease obligations	772	544

Total current liabilities	15,989	16,961

Line of credit	16,494	16,498
Long-term debt, less current maturities	1,401	1,707
Financing lease obligations, less current maturities	216	162
Notes payable to officers and directors, less current maturities	2,149	1,992
Other long term liabilities	123	123

Total liabilities	36,372	37,443

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,707 issued and 8,372 outstanding at May 31, 2009 and 9,707 issued and 8,601 outstanding at February 28, 2009	7,293	7,293
Additional paid-in capital	153	147
Retained earnings	26,612	26,461
Accumulated other comprehensive loss	(90)	(90)
Treasury stock, 1,394 and 1,165 shares at cost	(7,390)	(7,046)

Total shareholders’ equity	26,578	26,765

Total liabilities and shareholders’ equity	$62,950	$64,208

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended
	May 31,
	2009	2008
Net sales	$16,351	$19,226

Cost of goods sold	10,513	12,034

Gross profit	5,838	7,192

Operating expenses
Selling and delivery	1,783	1,941
General and administrative	3,944	4,180

	5,727	6,121

Operating profit	111	1,071

Other income (expense)
Interest expense	(200)	(286)
Other, net	300	112

	100	(174)

Income before income taxes	211	897

Income tax expense	60	317

Net income	$151	$580

Net income per share — basic	$.02	$.06

Net income per share — diluted	$.02	$.06

Average shares outstanding — basic	8,593	9,469

Average shares outstanding — diluted	8,883	9,577

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
Three Months Ended May 31, 2009 (unaudited)
(in thousands)

					Accumulated
			Additional		Other		Compre-
	Common	Share	Paid-in	Retained	Comprehensive	Treasury	hensive
	Shares	Amount	Capital	Earnings	Loss	Stock	Income
Balance, February 28, 2009	8,601	$7,293	$147	$26,461	$(90)	$(7,046)

Net income	—	—	—	151	—	—	$151

Total comprehensive income	—	—	—	—	—	—	$151

Repurchase of Treasury Stock	(229)	—	—	—	—	(344)
Share based compensation	—	—	6	—	—	—

Balance, May 31, 2009	8,372	$7,293	$153	$26,612	$(90)	$(7,390)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	May 31,
	2009	2008
Operating Activities
Net income	$151	$580
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	581	594
Provision for doubtful accounts	19	50
Provision for inventory reserve	478	270
Non-cash charge for share based compensation	6	12
Deferred income taxes	(354)	(201)
Net realized/unrealized gain on equity securities	(116)	—
Changes in working capital, net of effects from acquisitions:
Accounts receivable	1,581	1,071
Inventories	(549)	30
Prepaid expenses and other current assets	86	(74)
Accounts payable and accrued liabilities	(1,139)	(2,676)
Cost, estimated earnings and billings, net, on uncompleted contracts	(1,189)	111
Income taxes refundable	385	433

Net cash provided by (used in) operating activities	(60)	200

Investing Activities
Capital expenditures	(50)	(238)
Net investments in equity securities	359	—

Net cash provided by (used in) investing activities	309	(238)

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	3,793	4,339
Payments on long-term debt, lines of credit and financing lease obligations	(3,821)	(3,818)
Proceeds from notes payable to officers and directors	287	—
Repayments of notes payable to officers and directors	(130)	(109)
Purchases and retirements of common stock and purchase of treasury stock	(344)	(207)

Net cash provided by (used in) financing activities	(215)	205

Net increase in cash	34	167

Cash, beginning of period	662	1,636

Cash, end of period	$696	$1,803

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
May 31, 2009
Note 1. — Summary of Significant Accounting Policies
          The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.
          As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2009, as filed with the Commission. There are no material changes in accounting policy during the three months ended May 31, 2009.
          The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 28, 2009 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles accepted in the United States of America.
          The Company had a subsidiary in the U.K., which it closed in October 2008. This subsidiary used the British pound as its functional currency. Assets and liabilities of this foreign subsidiary were translated using the exchange rate in effect at the end of the period. Revenues and expenses were translated using the average of the exchange rates in effect during the period. Translation adjustments and transaction gains and losses related to long-term intercompany transactions were accumulated as a separate component of shareholders’ equity.
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
          In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 allows companies to elect to apply fair value accounting for certain financial assets and liabilities. Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. Statement No. 159 was effective for the Company during the fiscal year ended February 28, 2009. The Company elected not to adopt Statement No. 159.
          In March 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the Companies’ consolidated financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.

Video Display Corporation and Subsidiaries
May 31, 2009
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
          In December 2007, the FASB issued Statement No. 141 (R), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning March 1, 2009. The Company is currently evaluating the impact on its consolidated financial statements.
          In December 2007, the FASB issued Statement No. 160, Non-controlling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company’s adoption of Statement No. 160 did not have a material impact on the consolidated financial statements.
          In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of FSP 142-3 did not have a material impact on its consolidated financial statements.
          In May 2009, the FASB issued Statement No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. An entity should apply the requirements of this statement to interim or annual financial periods ending after June 15, 2009. The adoption of statement No. 165 should not result in significant changes in the subsequent events that the Company reports.
          In June 2009, the FASB issued Statement No. 168, Accounting Standards Codification . This statement establishes the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernment entities. This statement is effective for financial statements issued for periods ending after September 15, 2009. The adoption of Statement No. 168 should not have a material impact on the Company’s consolidated financial statements.

Video Display Corporation and Subsidiaries
May 31, 2009
Note 3. — Business Acquisition
               On September 28, 2008 the Company acquired the assets of Boundless Technologies, Inc. of Farmingdale, N.Y. and has transferred the company’s operations to its subsidiary Z-Axis near Rochester, N. Y. Boundless Technologies designs and manufactures text terminals and thin clients for computer systems in manufacturing, retail, health care, financial and educational settings. The assets acquired in the transaction have been recorded at fair market value at the date of acquisition and include raw material inventories valued at $196,598 and equipment valued at $86,176.
Note 4. — Inventories
          Inventories are stated at the lower of cost (first in, first out) or market.
          Inventories consisted of the following (in thousands):

	May 31,	February 28,
	2009	2009
Raw materials	$19,958	$20,086
Work-in-process	7,801	7,938
Finished goods	12,898	12,245

	40,657	40,269
Reserves for obsolescence	(3,894)	(3,577)

	$36,763	$36,692

Note 5. — Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
Information relative to contracts in progress consisted of the following

	May 31,	February 28,
	2009	2009
Costs incurred to date on uncompleted contracts	$4,587	$3,423
Estimated earnings recognized to date on these contracts	2,199	1,515

	6,786	4,938
Billings to date	(4,284)	(3,625)

Costs and estimated earnings in excess of billings, net	$2,502	$1,313

Costs and estimated earnings in excess of billings	$2,548	$1,421
Billings in excess of costs and estimated earnings	(46)	(108)

	$2,502	$1,313

Video Display Corporation and Subsidiaries
May 31, 2009
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
          As of May 31, 2009 and February 28, 2009, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of May 31, 2009 and February 28, 2009, there were no progress payments that had been netted against inventory.
Note 6. — Intangible Assets
          Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $213,000 and $235,000 for the three months ended May 31, 2009 and 2008, respectively.
          The cost and accumulated amortization of intangible assets was as follows (in thousands).

	May 31, 2009		February 28, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,611	$2,240	$3,611	$2,124
Non-compete agreements	1,245	1,116	1,245	1,054
Patents	777	425	777	395
Other intangibles	149	131	149	126

	$5,782	$3,912	$5,782	$3,699

Note 7. — Long-term Debt and Financing Lease Obligations

Video Display Corporation and Subsidiaries
May 31, 2009
          Long-term debt and financing lease obligations consisted of the following (in thousands):

	May 31,	February 28,
	2009	2009
Note payable to RBC Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, (2.51% combined rate as of May 31, 2009); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company.	$1,478	$1,553

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of May 31, 2009); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc	472	478

Other	33	33

	1,983	2,064
Financing lease obligations	406	349

	2,389	2,413
Less current maturities	(772)	(544)

	$1,617	$1,869

     As of May 31, 2009, the Company was in violation of the Consolidated Fixed Charge Cover Ratio, the restriction of purchases of the Company stock and the Company’s Fox International, Ltd. Subsidiary’s line of credit expired. On August 27, 2009, the Company and RBC Bank executed an amendment to the credit agreements. The amendment includes a waiver for the first quarter Fixed Charge Cover Ratio, annualized covenants for the quarters ended May 31, 2009, August 31, 2009, and November 30, 2009, and thereafter to be calculated on a rolling twelve months, modifications to the Fixed Charge Covenant Ratio, modifying the Adjusted Total Liabilities to Adjusted Tangible Net Worth threshold, extending the subsidiary’s line of credit for 90 days while new financing is completed with another financial institution, modifying the existing term loan by increasing the fixed monthly principal from $25,000 monthly to $50,000 monthly, a waiver for the purchases of the Company stock, the addition of a limited guarantee from Ron Ordway, CEO and mortgages on certain properties as additional collateral. Interest will be based on Libor plus the applicable margin as defined in the loan agreement with a minimum interest rate of 4%. The Company is currently working with several banks for the new financing for Fox International, Ltd. Management believes the new loan agreements will be completed before the end of the third quarter. The Company is in compliance with the Consolidated Fixed Charge Cover Ratio under the new agreement and management believes based on their projections, the Company will be able to meet the new covenants and remain in compliance under the new loan agreements.
Note 8. — Lines of Credit
          On September 26, 2008, the Company executed a Loan and Security Agreement with RBC Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Ltd. As of May 31, 2009, the outstanding balances of these lines of credit were $16.5 million and $3.5 million, respectively. The available amounts for borrowing were $0.5 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The $17 million line of credit is due to expire in June 2010. The Company’s subsidiary, Fox International,

Video Display Corporation and Subsidiaries
May 31, 2009
Ltd agreement expired in June 2009 and is classified in short term liabilities. The Company is working with several banks to refinance the Fox International Ltd. Subsidiary’s line of credit and has approval from RBC Bank for a 90 day extension of the expired line of credit while the new financing is obtained. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. In conjunction with Loan and Security Agreement, the syndicate also executed a $1.7 million term note with the Company repayable in 32 monthly increments of $25,000 each through July 1, 2011, and the Chief Executive Officer (“CEO”) of the Company personally provided a $6.0 million subordinated term note to the Company. These new lines of credit replaced the existing lines of credit outstanding with a syndicate including RBC Bank and Regions Bank, which were terminated in conjunction with this agreement.
     As of May 31, 2009, the Company was in violation of the Consolidated Fixed Charge Cover Ratio, the restriction of purchases of the Company stock and the Company’s Fox International, Ltd. Subsidiary’s line of credit expired. On August 27, 2009, the Company and RBC Bank executed an amendment to the credit agreements. The amendment includes a waiver for the first quarter Fixed Charge Cover Ratio, annualized covenants for the quarters ended May 31, 2009, August 31, 2009, and November 30, 2009, and thereafter to be calculated on a rolling twelve months, modifications to the Fixed Charge Covenant Ratio, modifying the Adjusted Total Liabilities to Adjusted Tangible Net Worth threshold, extending the subsidiary’s line of credit for 90 days while new financing is completed with another financial institution, modifying the existing term loan by increasing the fixed monthly principal from $25,000 monthly to $50,000 monthly, a waiver for the purchases of the Company stock, the addition of a limited guarantee from Ron Ordway, CEO and mortgages on certain properties as additional collateral. Interest will be based on Libor plus the applicable margin as defined in the loan agreement with a minimum interest rate of 4%. The Company is currently working with several banks for the new financing for Fox International, Ltd. Management believes the new loan agreements will be completed before the end of the third quarter. The Company is in compliance with the Consolidated Fixed Charge Cover Ratio under the new agreement and management believes based on their projections, the Company will be able to meet the new covenants and remain in compliance under the new loan agreements.
Note 9. — Segment Information
          Condensed segment information is as follows (in thousands):

	Three Months
	Ended May 31,
	2009	2008
Net sales
Display segment	$11,582	$13,816
Wholesale distribution segment	4,769	5,410

	$16,351	$19,226

Operating profit
Display segment	$(210)	$1,045
Wholesale distribution segment	321	26

Income from operations	111	1,071

Interest expense	(200)	(286)
Other income, net	300	112

Income before income taxes	$211	$897

Note 10. — Supplemental Cash Flow Information
          Supplemental cash flow information is as follows (in thousands):

Video Display Corporation and Subsidiaries
May 31, 2009

	Three Months
	Ended May 31,
	2009	2008
Cash paid for:
Interest	$196	$277

Income taxes, net of refunds	$29	$(8)

Note 11. — Shareholder’s Equity
Net Income Per Share
          Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Diluted net income per share is calculated in a manner consistent with that of basic net income per share while giving effect to all dilutive potential common shares that were outstanding during the period.
          The following table sets forth the computation of basic and diluted net income per share for the three month periods ended May 31, 2009 and 2008 (in thousands, except per share data):

		Average	Net Income
	Net	Shares	Per
	Income	Outstanding	Share
Three months ended May 31, 2009
Basic	$151	8,593	$0.02
Effect of dilution:
Options	—	290

Diluted	$151	8,883	$0.02

Three months ended May 31, 2008
Basic	$580	9,469	$0.06
Effect of dilution:
Options	—	108

Diluted	$580	9,577	$0.06

Stock-Based Compensation Plans
          For the three month period ended May 31, 2009 and 2008, the Company recognized general and administrative expenses of $5,757 and $11,556 respectively related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of May 31, 2009, total unrecognized compensation costs related to stock options granted was $69,100. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 3 years.

Video Display Corporation and Subsidiaries
May 31, 2009
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
          No options were granted during the three month periods ended May 31, 2009 and 2008.
Stock Repurchase Program
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009 the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the quarter ended May 31, 2009, the Company repurchased 229,037 shares at an average price of $1.50 per share, which have been added to treasury shares on the consolidated balance sheet. The Company was in violation of a restriction to purchase Company shares of stock while in violation of a covenant under the terms of the RBC Bank credit agreements (see Note 8). Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at May 31, 2009. The Loan and Security Agreement executed by the Company on September 26, 2008 included restrictions on investments that restricted further repurchases of stock under this program. The bank granted a limited exception to these restrictions, allowing the Company to purchase unlimited shares providing the company meets the covenants in the loan agreement. At May 31, 2009 the Company had violated the restriction of purchases of Company stock; on August 27 2009, the bank approved a waiver for this violation. Under the approved amendment, repurchases are subject to prior written bank approval.
Note 12. — Comprehensive Income
          Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income/(loss) and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. During the three months ended May 31, 2009 and 2008, total comprehensive income was $0.2 million and $0.6 million, respectively.
Note 13. — Related Party Transactions
          In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by RBC Bank. The balance outstanding under this loan agreement was approximately $2.4 million at May 31, 2009 and $2.2 million at February 28, 2009. Interest paid during the quarter ended May 31, 2009 and 2008 on this note was $41,474 and $52,300 respectively.
          The Company has a demand note outstanding from another officer, bearing interest at 8%. Interest paid on the demand note for the quarter ended May 31, 2009 and 2008 was $3,748 and $4,990 respectively.

Video Display Corporation and Subsidiaries
May 31, 2009
Note 14. — Subsequent Events
     On June 4, 2009, the Company announced that its Aydin Displays, Inc., subsidiary had entered into a License Agreement with Barco Federal Systems, LLC and Barco N.V. a Belgian corporation. The License Agreement resolves all active litigation filed and currently pending between the companies in the U.S. District Court of North Georgia. As part of the Agreement, Barco will issue a non-exclusive license to Aydin Displays, Inc. for the use of Barco’s patented Flicker Compensation(FC) technology utilized in certain advanced naval and industrial LCD displays. Under the terms of this agreement, Aydin is currently the only company worldwide licensed by Barco for utilization of Barco’s FC in advanced LCD displays.
     Through this agreement the Company is able to provide continued uninterrupted sales and support of LCD displays utilizing FC technology to existing and potential customer base. The Company looks on this agreement as mutually beneficial to both Barco and Aydin in growing LCD display business.
     As of May 31, 2009, the Company was in violation of the Consolidated Fixed Charge Cover Ratio, the restriction of purchases of the Company stock and the Company’s Fox International, Ltd. Subsidiary’s line of credit expired. On August 27, 2009, the Company and RBC Bank executed an amendment to the credit agreements. The amendment includes a waiver for the first quarter Fixed Charge Cover Ratio, annualized covenants for the quarters ended May 31, 2009, August 31, 2009, and November 30, 2009, and thereafter to be calculated on a rolling twelve months, modifications to the Fixed Charge Covenant Ratio, modifying the Adjusted Total Liabilities to Adjusted Tangible Net Worth threshold, extending the subsidiary’s line of credit for 90 days while new financing is completed with another financial institution, modifying the existing term loan by increasing the fixed monthly principal from $25,000 monthly to $50,000 monthly, a waiver for the purchases of the Company stock, the addition of a limited guarantee from Ron Ordway, CEO and mortgages on certain properties as additional collateral. Interest will be based on Libor plus the applicable margin as defined in the loan agreement with a minimum interest rate of 4%. The Company is currently working with several banks for the new financing for Fox International, Ltd. Management believes the new loan agreements will be completed before the end of the third quarter. The Company is in compliance with the Consolidated Fixed Charge Cover Ratio under the new agreement and management believes based on their projections, the Company will be able to meet the new covenants and remain in compliance under the new loan agreements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company’s 2009 Annual Report to Shareholders, which included audited condensed consolidated financial statements and notes thereto for the fiscal year ended February 28, 2009, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
               The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two segments — (1) The Display Segment representing the manufacture and distribution of monitors, projection systems and CRT displays (the “Display segment”) and (2) The Wholesale Distribution Segment representing the wholesale distribution of consumer electronic parts (the “Wholesale Distribution Segment”). The Display Segment is organized into four interrelated operations aggregated into one operating segment pursuant to the aggregation criteria of SFAS 131:
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
                    During Fiscal 2010, management of the Company is focusing key resources on strategic efforts to dispose of unprofitable operations and seek opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. In addition, the Company plans to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:
               Inventory management - the Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.
               Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 250 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products

Video Display Corporation and Subsidiaries
May 31, 2009
representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at May 31, 2009 and February 28, 2009, believes its reserves to be adequate.
          Interest rate exposure — The Company had outstanding bank debt in excess of $22.0 million as of May 31, 2009, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board could have a negative affect on the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
Results of Operations
          The following table sets forth, for the three months ended May 31, 2009 and 2008, the percentages which selected items in the Statements of Operations bear to total sales:

	Three Months
	Ended May 31,
	2009	2008
Sales
Display Segment
Monitors	54.7%	55.6%
Data Display CRT	15.0	14.0
Entertainment CRT	1.0	2.0
Components Parts	0.1	0.3

Total Display Segment	70.8%	71.9%
Wholesale Distribution Segment	29.2	28.1

	100.0%	100.0%
Costs and expenses
Cost of goods sold	64.3%	62.6%
Selling and delivery	10.9	10.1
General and administrative	24.1	21.7

	99.3%	94.4%

Operating Profit	0.7%	5.6%

Video Display Corporation and Subsidiaries
May 31, 2009

	Three Months
	Ended May 31,
	2009	2008
Interest expense	(1.2)%	(1.5)%

Other income, net	1.8	0.6

Income before income taxes	1.3%	4.7%
Income tax expense	0.4	1.7

Net income	0.9%	3.0%

Net sales
          Consolidated net sales decreased $2.9 million for the three months ended May 31, 2009 compared to the three months ended May 31, 2008. Display segment sales decreased $2.2 million for the three-month comparative period and sales within the Wholesale Distribution segment decreased $0.6 million for the three-month comparative period.
          The net decrease in Display Segment sales for the three months ended May 31, 2009 is primarily attributed to the monitor division, as compared to the same period ended May 31, 2008. The Monitor revenues decreased $1.7 million over the three-month period primarily due to the delay in the implementation of long term contracts. The Company expects these contracts to begin shipping in the second and third quarters. The Data Display CRT revenues decreased $0.2 million over the three-month period primarily due to the decline in the replacement CRT market. Entertainment CRTs revenues declined $0.2 million over the comparable three-month period. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Growth in this division will be negatively impacted by the decreasing number of extended warranties sold for the larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, can attempt to adjust quantities of certain size CRTs carried in stock and reduce exposure to obsolescence.
          The net decrease in the Wholesale Segment sales for the three months ended May 31, 2009 is attributable to the decrease in sales for one of the divisions leading customers, Rent-A-Center due to decreased consumer demand.
Gross margins
          Consolidated gross margins decreased from 37.4% for the three months ended May 31, 2008 to 35.7% for the three months ended May 31, 2009.
          Display segment margins decreased from 30.6% to 24.8% for the comparative three month period. Gross margins within the Monitor division decreased to 21.8% for the three months ended May 31, 2009 from 29.5% for the three months ended May 31, 2008. This decrease is primarily attributable to the impact of the delay in the implementation of the new contracts in the Monitor division in Fiscal 2010, fixed costs absorbed on less sales. Data Display CRT gross margins increased from 30.6% for the three months ended May 31, 2008 to 35.7% for the three months ended May 31, 2009, due to the increase of higher margin products to large customers during the three months ended May 31, 2009. Gross margins in Entertainment CRT were negative for the three months ended May 31, 2009 due to reduced volume at both of the division’s locations as business winds down at the Chroma television tube plant. Gross margins from Component Parts were 55.0% for the three months ended May 31, 2009 and 41.8% the three months ended May 31, 2008 including intercompany sales. The majority of this division’s sales are within the Company.

Video Display Corporation and Subsidiaries
May 31, 2009
Operating expenses
          Operating expenses as a percentage of sales increased from 31.8% for the three months ended May 31, 2008 to 35.0% for the three months ended May 31, 2009. This increase was primarily due to an increase in display segment research and development costs and legal fees offset by wholesale distribution segment cost reduction programs implemented by management during the fourth quarter of fiscal 2009.
Interest expense
          Interest expense decreased $0.1 million for the three months ended May 31, 2009 as compared to the same period a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. These decreases in interest expense reflect lower average interest rates.
Income taxes
          The effective tax rate for the three months ended May 31, 2009 and 2008 was 28.3% and 35.3%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.
Liquidity and Capital Resources
          As of May 31, 2009, the Company had total cash of $0.7 million. The Company’s working capital was $36.6 million and $36.4 million at May 31, 2009 and February 29, 2009, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions and dividends.
     As of May 31, 2009, the Company was in violation of the Consolidated Fixed Charge Cover Ratio, the restriction of purchases of the Company stock and the Company’s Fox International, Ltd. Subsidiary’s line of credit expired. On August 27, 2009, the Company and RBC Bank executed an amendment to the credit agreements. The amendment includes a waiver for the first quarter Fixed Charge Cover Ratio, annualized covenants for the quarters ended May 31, 2009, August 31, 2009, and November 30, 2009, and thereafter to be calculated on a rolling twelve months, modifications to the Fixed Charge Covenant Ratio, modifying the Adjusted Total Liabilities to Adjusted Tangible Net Worth threshold, extending the subsidiary’s line of credit for 90 days while new financing is completed with another financial institution, modifying the existing term loan by increasing the fixed monthly principal from $25,000 monthly to $50,000 monthly, a waiver for the purchases of the Company stock, the addition of a limited guarantee from Ron Ordway, CEO and mortgages on certain properties as additional collateral. Interest will be based on Libor plus the applicable margin as defined in the loan agreement with a minimum interest rate of 4%. The Company is currently working with several banks for the new financing for Fox International, Ltd. Management believes the new loan agreements will be completed before the end of the third quarter. The Company is in compliance with the Consolidated Fixed Charge Cover Ratio under the new agreement and management believes based on their projections, the Company will be able to meet the new covenants and remain in compliance under the new loan agreements.
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

Video Display Corporation and Subsidiaries
May 31, 2009
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
          Cash used in operations for the three months ended May 31, 2009 was $0.1 million as compared to cash provided by operations of $0.2 million for the three months ended May 31, 2008. This net decrease in cash provided is primarily the result of a decrease in profitability.
          Investing activities provided cash of $0.3 million primarily related to changes in outside investments offset by purchases of equipment during the three months ended May 31, 2009, compared to cash used of $0.2 million during the three months ended May 31, 2008.
          Financing activities used cash of $0.2 million for the three months ended May 31, 2009, compared to cash provided of $0.2 million for the three months ended May 31, 2008, reflecting borrowings from the line of credit, a repayment against a loan from the Company’s Chief Executive Officer and the purchases of Treasury stock.
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
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under this program, an additional 816,418 shares remain authorized to be repurchased by the Company at May 31, 2009. The Loan and Security Agreement executed by the Company on September 26, 2008 includes restrictions on investments which currently restrict further repurchases of stock under this program.
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

Video Display Corporation and Subsidiaries
May 31, 2009
Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEMs, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There were no significant changes in management’s estimates in the first quarter of fiscal 2010 and 2009; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.
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
Warranty reserves

Video Display Corporation and Subsidiaries
May 31, 2009
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
Reclassified Revenues
          In the current period, the Company classified certain revenues on a net basis that had been reported in prior periods on a gross basis in the statement of operations. For comparative purposes, amounts in the prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
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
          In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 allows companies to elect to apply fair value accounting for certain financial assets and liabilities. Statement No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. Statement No. 159 was effective for the Company during the fiscal year ended February 28, 2009. The Company elected not to adopt Statement No. 159.
          In March 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the Companies’ consolidated financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.
          Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. In addition, it provides guidance on the measurement, de-recognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. The adoption of Interpretation No. 48 in fiscal 2008 did not have a material impact on the Company’s consolidated financial statements.
          In December 2007, the FASB issued Statement No. 141 (R), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning March 1, 2009. The Company is currently evaluating the impact on its consolidated financial statements.
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
          In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company ‘s adoption of FSP 142-3 did not have a material impact on its consolidated financial statements.
          In May 2009, the FASB issued Statement No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. An entity should apply the requirements of this statement to interim or annual financial period ending after June 15, 2009. The adoption of statement No. 165 should not result in significant change in the subsequent events the Company reports.
          In June 2009, the FASB issued Statement No. 168, Accounting Standards Codification . This statement establishes the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernment entities. This statement is effective for financial statements issued for periods ending after September 15, 2009. The adoption of statement No. 168 should not have a material impact on the Company’s consolidated financial statements.
Forward-Looking Information and Risk Factors
          This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report of Form 10-K for the year ended February 28, 2009 could cause actual results to differ materially.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Video Display Corporation and Subsidiaries
May 31, 2009
          The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $22.0 million of outstanding debt at May 31, 2009 related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at May 31, 2009. The Company does not trade in derivative financial instruments.
          The Company had a subsidiary in the U.K., which is not material, but used the British pound as its functional currency. Due to its limited operations outside of the U.S., the Company’s exposure to changes in foreign currency exchange rates between the U.S. dollar and foreign currencies or to weakening economic conditions in foreign markets is not expected to significantly impact the Company’s financial position.
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
          Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2009. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2009.
Changes in Internal Controls
          There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II
Item 1. Legal Proceedings
     On June 4, 2009, the Company announced that its Aydin Displays, Inc., subsidiary had entered into a License Agreement with Barco Federal Systems, LLC and Barco N.V. a Belgian corporation. The License Agreement resolves all active litigation filed and currently pending between the companies in the U.S. District Court of North Georgia. As part of the Agreement, Barco will issue a non-exclusive license to Aydin Displays,

Video Display Corporation and Subsidiaries
May 31, 2009
Inc. for the use of Barco’s patented Flicker Compensation(FC) technology utilized in certain advanced naval and industrial LCD displays. Under the terms of this agreement, Aydin is currently the only company worldwide licensed by Barco for utilization of Barco’s FC in advanced LCD displays.
     Through this agreement the Company is able to provide continued uninterrupted sales and support of LCD displays utilizing FC technology to existing and potential customer base. The Company looks on this agreement as mutually beneficial to both Barco and Aydin in growing LCD display business.
Item 1A. Risk Factors
Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2009. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
     As of May 31, 2009, the Company was in violation of the Consolidated Fixed Charge Cover Ratio, the restriction of purchases of the Company stock and the Company’s Fox International, Ltd. Subsidiary’s line of credit expired. On August 27, 2009, the Company and RBC Bank executed an amendment to the credit agreements. The amendment includes a waiver for the first quarter Fixed Charge Cover Ratio, annualized covenants for the quarters ended May 31, 2009, August 31, 2009, and November 30, 2009, and thereafter to be calculated on a rolling twelve months, modifications to the Fixed Charge Covenant Ratio, modifying the Adjusted Total Liabilities to Adjusted Tangible Net Worth threshold, extending the subsidiary’s line of credit for 90 days while new financing is completed with another financial institution, modifying the existing term loan by increasing the fixed monthly principal from $25,000 monthly to $50,000 monthly, a waiver for the purchases of the Company stock, the addition of a limited guarantee from Ron Ordway, CEO and mortgages on certain properties as additional collateral. Interest will be based on Libor plus the applicable margin as defined in the loan agreement with a minimum interest rate of 4%. The Company is currently working with several banks for the new financing for Fox International, Ltd. Management believes the new loan agreements will be completed before the end of the third quarter. The Company is in compliance with the Consolidated Fixed Charge Cover Ratio under the new agreement and management believes based on their projections, the Company will be able to meet the new covenants and remain in compliance under the new loan agreements.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other information
None.
Item 6. Exhibits

Exhibit
Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

Video Display Corporation and Subsidiaries
May 31, 2009

Exhibit
Number	Exhibit Description

10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(c)	Lease dated November 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2009 Annual Report on Form 10-K)

10(e)	$6,800,000 term note dated February 27, 2006 between the Company and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(e) to the Company’s 2006 Annual Report on Form 10-K) .

10(h)	Loan and Security Agreement and related documents, dated September 26, 2008, among Video Display Corporation and Subsidiaries and RBC Centura Bank as lender and RBC Centura Bank as collateral agent (incorporated by reference to Exhibit 10(h) to the Company’s Report on Form 10-Q dated January 14, 2009).

10(i)	$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10(j)	Amendment to Loan Documents and Waiver between Video Display Corporation and RBC Bank dated August 27, 2009

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION
August 27, 2009	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

August 27, 2009	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer