Form 10-Q
period 2009-08-31
VIDEO DISPLAY CORP
filed 2009-10-15
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2009.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From __________ to __________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of October 12, 2009, the registrant had 8,371,721 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

ITEM 1. FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	August 31,	February 28,
	2009	2009
	(unaudited)
Assets
Current Assets
Cash	$1,114	$662
Accounts receivable, less allowance for doubtful accounts of $675 and $608	8,404	9,088
Inventories, net	38,377	36,692
Cost and estimated earnings in excess of billings on uncompleted contracts	2,663	1,421
Deferred income taxes	3,029	2,724
Income taxes refundable	380	1,836
Investments	89	335
Prepaid expenses and other	451	612

Total current assets	54,507	53,370

Property, plant and equipment:
Land	585	585
Buildings	8,283	8,262
Machinery and equipment	21,881	21,786

	30,749	30,633
Accumulated depreciation and amortization	(24,602)	(23,866)

Net property, plant, and equipment	6,147	6,767

Goodwill	1,376	1,376
Intangible assets, net	2,145	2,083
Deferred income taxes	723	576
Other assets	32	36

Total assets	$64,930	$64,208

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands)

	August 31,	February 28,
	2009	2009
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$7,542	$7,175
Accrued liabilities	5,423	5,245
Billings in excess of cost and estimated earnings on uncompleted contracts	59	108
Current maturities of notes payable to officers and directors	569	396
Lines of credit	20,244	3,493
Current maturities of long-term debt and financing lease obligations	809	544

Total current liabilities	34,646	16,961

Line of credit	—	16,498
Long-term debt, less current maturities	1,275	1,707
Financing lease obligations, less current maturities	176	162
Notes payable to officers and directors, less current maturities	1,865	1,992
Other long term liabilities	357	123

Total liabilities	38,319	37,443

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,707 and 8,372 issued and outstanding at August 31, 2009 and 9,707 and 8,601 issued and outstanding at February 28, 2009	7,293	7,293
Additional paid-in capital	159	147
Retained earnings	26,639	26,461
Accumulated other comprehensive loss	(90)	(90)
Treasury stock, 1,394 and 1,165 shares at cost	(7,390)	(7,046)

Total shareholders’ equity	26,611	26,765

Total liabilities and shareholders’ equity	$64,930	$64,208

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
Net sales	$16,840	$18,988	$33,191	$38,214

Cost of goods sold	10,872	11,920	21,385	23,954

Gross profit	5,968	7,068	11,806	14,260

Operating expenses
Selling and delivery	1,740	1,846	3,523	3,787
General and administrative	3,938	4,180	7,882	8,360

	5,678	6,026	11,405	12,147

Operating profit	290	1,042	401	2,113

Other income (expense)
Interest expense	(303)	(282)	(503)	(568)
Other, net	32	48	333	160

	(271)	(234)	(170)	(408)

Income before income tax expense	19	808	231	1,705

Income tax expense	(7)	255	53	572

Net income	$26	$553	$178	$1,133

Net income per share - basic	$.00	$.06	$.02	$.12

Net income per share - diluted	$.00	$.06	$.02	$.12

Average shares outstanding - basic	8,372	9,374	8,482	9,421

Average shares outstanding - diluted	8,680	9,482	8,781	9,530

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
Six Months Ended August 31, 2009 (unaudited)
(in thousands)

					Accumulated
	Common	Common	Additional		Other		Compre-
	Stock	Stock	Paid-in	Retained	Comprehensive	Treasury	hensive
	Shares	Amount	Capital	Earnings	Loss	Stock	Income
Balance, February 28, 2009	8,601	$7,293	$147	$26,461	$(90)	$(7,046)

Net income	—	—	—	178	—	—	$178

Total comprehensive income	—	—	—	—	—	—	$178

Repurchase of Treasury Stock	(229)	—	—	—	—	(344)
Share based compensation	—	—	12	—	—	—

Balance, August 31, 2009	8,372	$7,293	$159	$26,639	$(90)	$(7,390)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	August 31,
	2009	2008
Operating Activities
Net income	$178	$1,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,175	1,198
Provision for doubtful accounts	67	102
Provision for inventory reserve	885	620
Non-cash charge for share based compensation	12	69
Deferred income taxes	(451)	(405)
Loss on sale of equipment	—	7
Change in other assets and liabilities	4	(27)
Changes in working capital, net of effects from acquisitions:
Accounts receivable	617	444
Inventories	(2,570)	(911)
Cost, estimated earnings and billings on uncompleted contracts	(1,291)	1,093
Income taxes refundable	1,455	605
Prepaid expenses and other current assets	161	(159)
Accounts payable and accrued liabilities	779	(2,665)

Net cash provided by operating activities	1,021	1,104

Investing Activities
Capital expenditures	(116)	(407)
Net investments in equity securities	245	—
License agreement	(500)	—

Net cash used in investing activities	(371)	(407)

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	August 31,
	2009	2008
Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	7,700	8,926
Payments on long-term debt, lines of credit and financing lease obligations	(7,601)	(7,918)
Proceeds from loans from officers and directors	287	—
Repayments of loans from officers and directors	(240)	(213)
Purchases and retirements of common stock and purchase of treasury stock	(344)	(1,390)

Net cash used in financing activities	(198)	(595)

Effect of exchange rate changes on cash	—	(2)

Net increase in cash	452	100

Cash, beginning of period	662	1,636

Cash, end of period	$1,114	$1,736

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2009
Note 1. – Summary of Significant Accounting Policies
     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries after elimination of all significant intercompany accounts and transactions.
     As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2009, as filed with the Commission. There have been no material changes in accounting policies during the six months ended August 31, 2009.
     The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 28, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U. S. generally accepted accounting principles.
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

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2009
     In December 2007, the FASB issued SFAS 141 (R), Business Combinations. This statement replaces SFAS 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning March 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141 (R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after February 28, 2009.
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
     In May 2009, the FASB issued Statement No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of SFAS No. 165 in the quarter ended August 31, 2009. The adoption of statement No. 165 did not result in a significant change in the subsequent events that the Company reports.
     In June 2009, the FASB issued Statement No. 168, Accounting Standards Codification . This statement establishes the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernment entities. This statement is effective for financial statements issued for periods ending after September 15, 2009. We do not anticipate the adoption of Statement No. 168 to have a material impact on the Company’s consolidated financial statements.

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2009
Note 3. – Business Acquisition
          On September 28, 2008 the Company acquired the assets of Boundless Technologies, Inc. (“Boundless Technologies”) of Farmingdale, N.Y. and has transferred Boundless Technologies operations to its subsidiary Z-Axis near Rochester, N. Y. Boundless Technologies designs and manufactures text terminals and thin clients for computer systems in manufacturing, retail, health care, financial and educational settings. The assets acquired in the transaction have been recorded at fair market value at the date of acquisition and include raw material inventories valued at $196,598 and equipment valued at $86,176.
Note 4. – Inventories
Inventories are stated at the lower of cost (first in, first out) or market.
Inventories consisted of the following (in thousands):

	August 31,	February 28,
	2009	2009
Raw materials	$20,183	$20,086
Work-in-process	7,983	7,938
Finished goods	14,349	12,245

	42,515	40,269
Reserves for obsolescence	(4,138)	(3,577)

	$38,377	$36,692

Note 5. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
Information relative to contracts in progress consisted of the following:

	August 31,	February 28,
	2009	2009
Costs incurred to date on uncompleted contracts	$5,703	$3,423
Estimated earnings recognized to date on these contracts	2,530	1,515

	8,233	4,938
Billings to date	(5,629)	(3,625)

Costs and estimated earnings in excess of billings, net	$2,604	$1,313

Costs and estimated earnings in excess of billings	$2,663	$1,421
Billings in excess of costs and estimated earnings	(59)	(108)

	$2,604	$1,313

     Costs and estimated earnings in excess of billings are the results of contracts in progress (jobs) in completing orders to customers’ specifications on contracts accounted for under SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Costs included are material, labor and overhead. These jobs require design and engineering effort for a specific customer purchasing a unique product. The Company records revenue on these fixed-price and cost-plus contracts on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable. Billings are generated based on specific contract terms, which might be a progress payment schedule, specific shipments, etc. None of the above contracts in progress contain post-shipment obligations.

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2009
     Changes in job performance, manufacturing efficiency, final contract settlements and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
     As of August 31, 2009 and February 28, 2009, there were no production costs which exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of August 31, 2009 and February 28, 2009, there were no progress payments that had been netted against inventory.
Note 6. – Intangible Assets
     Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $438,000 and $470,000 for the six months ended August 31, 2009 and 2008, respectively.
     The cost and accumulated amortization of intangible assets was as follows (in thousands).

	August 31, 2009		February 28, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,611	$2,343	$3,611	$2,124
Non-compete agreements	1,245	1,177	1,245	1,054
Patents	777	455	777	395
Other intangibles	649	162	149	126

	$6,282	$4,137	$5,782	$3,699

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2009
Note 7. – Long-term Debt and Financing Lease Obligations
     Long-term debt and financing lease obligations consisted of the following (in thousands):

	August 31,	February 28,
	2009	2009
Note payable RBC Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of August 31, 2009); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company.	$1,403	$1,553

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of August 31, 2009); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc	466	478

Other	32	33

	1,901	2,064
Financing lease obligations	359	349

	2,260	2,413
Less current maturities	(809)	(544)

	$1,451	$1,869

Note 8. – Lines of Credit
     On August 25, 2009, the Company and RBC Bank executed an amendment to the Loan and Security Agreement dated September 26, 2008 which provided a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Ltd. As of August 31, 2009, the outstanding balances of these lines of credit were $16.8 million and $3.5 million, respectively. The available amounts for borrowing were $0.2 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The $17 million line of credit is due to expire in June 2010 and is classified in short term liabilities. The Company’s subsidiary, Fox International, Ltd agreement expired in June, 2009 and is classified in short term liabilities.
     The amendment called for annualized covenants through the Company’s third quarter ending November 30, 2009 and calculated on a rolling twelve months thereafter, it amended the term loan dated September 26, 2008 by increasing the monthly principal on the term loan from $25,000 per month to $50,000 per month, changed the interest rate structure by affixing a minimum interest rate of 4%, granted additional collateral by securing the loans with mortgages on the Company’s New York and White Mills, Pa. properties, granted an extension of the Fox International Ltd. subsidiary’s line of credit for 90 days which expired September 30, 2009, and added a limited guarantee from the Chief Executive Officer on the outstanding loan with Fox International Ltd. On October 8, 2009 the Company executed another 90 day extension

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2009
until December 31, 2009 with the bank for the Company to obtain new financing for the Fox International Ltd. line of credit.
Note 9. – Segment Information
     Condensed segment information is as follows (in thousands):

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2009	2008	2009	2008
Net Sales
Display Segment	$11,856	$13,433	$23,438	$27,249
Wholesale Distribution Segment	4,984	5,555	9,753	10,965

	$16,840	$18,988	$33,191	$38,214

Operating profit
Display Segment	$545	$1,093	$335	$2,138
Wholesale Distribution Segment	(255)	(51)	66	(25)

Income from Operations	290	1,042	401	2,113

Interest expense	(303)	(282)	(503)	(568)
Other income, net	32	48	333	160

Income before income taxes	$19	$808	$231	$1,705

Note 10. – Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (in thousands):

	Six Months
	Ended August 31,
	2009	2008
Cash paid for:
Interest	$468	$454

Income taxes, net of refunds	$(952)	$279

Note 11. – Shareholder’s Equity
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

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2009
     The following table sets forth the computation of basic and diluted net income per share for the three and six month periods ended August 31, 2009 and 2008 (in thousands, except per share data):

		Average
		Shares	Net Income
	Net Income	Outstanding	Per Share
Three months ended August 31, 2009
Basic	$26	8,372	$0.00
Effect of dilution:
Options	—	308

Diluted	$26	8,680	$0.00

Three months ended August 31, 2008
Basic	$553	9,374	$0.06
Effect of dilution:
Options	—	108

Diluted	$553	9,482	$0.06

Six months ended August 31, 2009
Basic	$178	8,482	$0.02
Effect of dilution:
Options	—	299

Diluted	$178	8,781	$0.02

Six months ended August 31, 2008
Basic	$1,133	9,421	$0.12
Effect of dilution:
Options	—	109

Diluted	$1,133	9,530	$0.12

Stock-Based Compensation Plans
     For the six month period ended August 31, 2009 and August 31, 2008, the Company recognized general and administrative expense of $11,514 and $23,112 respectively related to share-based compensation. After the adoption of SFAS No. 123(R), the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of August 31, 2009, total unrecognized compensation costs related to stock options granted was $63,343. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 3 years.

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2009
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
     The Company granted a total of 3,000 stock options for the three and six months ended August 31, 2009.
Stock Repurchase Program
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009 the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the six months ended August 31, 2009, the Company repurchased 229,037 shares at an average price of $1.50 per share, which have been added to treasury shares on the consolidated balance sheet. Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at August 31, 2009. The Loan and Security Agreement executed by the Company on September 26, 2008 included restrictions on investments that restricted further repurchases of stock under this program. The bank granted a limited exception to these restrictions, allowing the Company to purchase unlimited shares providing the company meets the covenants in the loan agreement. Under the amendment to the credit agreement signed on August 25, 2009, repurchases are subject to prior written bank approval.
Note 12. – Comprehensive Income
     Statement No. 130 Reporting Comprehensive Income establishes standards for reporting and display of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. During the six months ended August 31, 2009 and 2008, total comprehensive income was $0.2 million and $1.1 million, respectively.
Note 13. – Related Party Transactions
     In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by RBC Bank. The balance outstanding under this loan agreement was approximately $2.3 million at August 31, 2009 and $2.2 million at February 28, 2009. Interest paid during the quarter ended August 31, 2009 and August 31, 2008 on this note was $47,584 and $53,312, respectively and interest paid for the six months ended August 31, 2009 and August 31, 2008 was $89,058 and $108,397, respectively.

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 31, 2009
     The Company has a demand note outstanding from another officer in the amount of $173,063, bearing interest at 8%. Interest paid during the quarter ended August 31, 2009 and August 31, 2008 on this note was $3,725 and $4,928, respectively and interest paid for the six months ended August 31, 2009 and August 31, 2008 was $7,473 and $9,918, respectively.
Note 14 – Subsequent Events
As part of the Amendment dated August 25, 2009 to the Company’s bank agreement with RBC Bank dated September 26, 2008, the bank granted the Company a 90 day extension on the Fox International Ltd., line of credit to expire on September 30, 2009. RBC Bank has granted the Company an additional 90 day extension until December 31, 2009 to obtain new financing for the Fox International Ltd. line of credit.
In preparing the financial statements, management evaluated subsequent events through October 15, 2009, the date of filing this Quarterly Report on Form 10-Q. Other than as described above, management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s condensed consolidated financial statements, or that required recognition or disclosure in the condensed consolidated financial statements.

Video Display Corporation and Subsidiaries
August 31, 2009
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company’s 2009 Annual Report to Shareholders, which included consolidated audited financial statements and notes thereto for the fiscal year ended February 28, 2009, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 250 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company makes last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at August 31, 2009 and February 28, 2009 believes its reserves to be adequate.

Video Display Corporation and Subsidiaries
August 31, 2009
     Interest rate exposure – The Company had outstanding bank debt in excess of $21.6 million as of August 31, 2009, all of which is subject to interest rate fluctuations by the Company’s lenders. Changes in rates by the Federal Reserve Board have the potential to negatively affect the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
Results of Operations
     The following table sets forth, for the three and six months ended August 31, 2009 and 2008, the percentages which selected items in the Statements of Operations bear to total sales:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2009	2008	2009	2008
Sales
Display Segment Monitors	59.0%	57.2%	56.9%	56.4%
Data Display CRTs	10.0	11.2	12.5	12.6
Entertainment CRTs	1.0	1.9	1.0	1.9
Components Parts	0.4	0.4	0.2	0.4

Total Display Segment	70.4%	70.7%	70.6%	71.3%
Wholesale Distribution Segment	29.6	29.3	29.4	28.7

	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	64.6%	62.8%	64.4%	62.7%
Selling and delivery	10.3	9.7	10.6	9.9
General and administrative	23.4	22.0	23.8	21.9

	98.3%	94.5%	98.8%	94.5%

Income from operations	1.7%	5.5%	1.2%	5.5%

Interest expense	(1.8)%	(1.5)%	(1.5)%	(1.5)%
Other income, net	0.2	0.2	1.0	.4

Income before income taxes	0.1%	4.2%	0.7%	4.4%
Provision for income taxes	0.0	1.3	0.2	1.5

Net income	0.1%	2.9%	0.5%	2.9%

Video Display Corporation and Subsidiaries
August 31, 2009
Net sales
     Consolidated net sales decreased $2.1 million for the three months ended August 31, 2009 and decreased $5.0 million for the six months ended August 31, 2009 as compared to the three and six months ended August 31, 2008, respectively. Display segment sales decreased $1.6 million for the three month comparative period and decreased $3.8 million for the six-month comparative period. Sales within the Wholesale Distribution segment decreased $0.5 million for the three month comparative period and decreased $1.2 million for the six-month comparative period.
     The net decrease in Display Segment sales for the three months ended August 31, 2009 is primarily attributed to the monitor and display divisions, as compared to the same period ended August 31, 2008. The Monitor revenues decreased $0.9 million for the three month comparable period and decreased $2.7 million over the six-month period primarily due to delays in releases of long term contracts. The display revenues decreased $0.4 to the comparable three month period and $0.7 to the comparable six-month period primarily due to the shut down of the UK division in June, 2009.
Gross margins
     Consolidated gross margins decreased from 37.2% for the three months ended August 31, 2008 to 35.4% for the three months ended August 31, 2009 and decreased from 37.3% for the six months ended August 31, 2008 to 35.6% for the six months ended August 31, 2009.
     Display segment margins decreased from 31.1% to 30.5% for the comparable three month period ended August 31, 2009 and decreased from 30.8% to 27.7% for the comparative six month period ended August 31, 2009 due to the absorption of the fixed overhead costs on lower sales volume. Gross margins within the Monitor division decreased from 32.0% to 29.7% for the comparable three month period ended August 31, 2009 and decreased from 30.8% to 26.0% for the six months ended August 31, 2009. This decrease is primarily attributable to the impact of lower sales in the Monitor division in Fiscal 2010. Data Display division gross margins increased from 28.6% to 36.7% for the three month comparable period ended August 31, 2009, and increased from 29.7% for the six months ended August 31, 2008 to 36.1% for the six months ended August 31, 2009, due to the impact of the increased margins at the Company’s Clinton Displays facility. Gross margins in home entertainment CRTs decreased from 0.5% to (13.6%) for the three month comparable period ended August 31, 2009 and decreased from 22.6% for the six months ended August 31, 2008 to (11.4%) for the six months ended August 31, 2009, due to the reduction of manufactured tubes at the Chroma division. Gross margins from Component Parts sold increased from 114.3% to 128.6% for the three month comparable period ended August 31, 2009 and increased from 124.1% for the six months ended August 31, 2008 compared to 191.2% for the six months ended August 31, 2009.
     The Wholesale Distribution segment margins decreased from 52.1% to 47.1% for the three months comparable period ended August 31, 2009 and increased from 53.5% to 54.4% for the comparable six month period ended August 31, 2009 due to the changes in customer and product mix.

Video Display Corporation and Subsidiaries
August 31, 2009
Operating expenses
     Operating expenses as a percentage of sales increased from 31.7% to 33.7% for the three month comparable period ended August 31, 2009 and increased from 31.8% for the six months ended August 31, 2008 to 34.4% for the six months ended August 31, 2009, due to a reduction in sales from the prior year. Actual operating expenses decreased from the prior year for the six month period ended August 31, 2009.
     Display segment operating expenses increased from 23.9% to 26.0% of net sales for the three month comparable period ended August 31, 2009 and from 23.0% to 26.3% for the six month period as compared to the comparable prior year period.
     Wholesale Distribution segment operating expenses increased from 50.8% to 52.2% of net sales for the three month comparable period ended August 31, 2009 and were flat at 53.7% against the six month period a year ago, primarily due to a reduction in expenses to offset a decline in sales.
Interest expense
     Interest expense remained flat for the three month comparable period ended August 31, 2009 and for the six months ended August 31, 2009 as compared to the same period a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. The interest expense reflects higher average borrowings outstanding and higher average interest rates.
Income taxes
     The effective tax rate for the three months ended August 31, 2009 and August 31, 2008 was (36.8%) and 31.5%, respectively and for the six months ended August 31, 2009 and August 31, 2008 was 22.9% and 33.6%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes and research and experimentation tax credits.
Liquidity and Capital Resources
     As of August 31, 2009, the Company had total cash of $1.1 million. The Company’s working capital was $19.9 million and $36.4 million at August 31, 2009 and February 28, 2009, respectively. This fluctuation is due to the line of credit being a short term liability in the current year. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions, stock repurchases and dividends.

Video Display Corporation and Subsidiaries
August 31, 2009
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
     Cash provided by operations for the six months ended August 31, 2009 was $1.0 million as compared to cash provided of $1.1 million for the six months ended August 31, 2008. This net decrease in cash provided is primarily the result of a decrease in net income, an increase in uncompleted contracts, and an increase in inventories due to last time buys partially offset by an income tax refund and an increase in accounts payables.
     Investing activities used cash of $0.4 million primarily related to license agreements and purchases of equipment offset by changes in outside investments during the six months ended August 31, 2009, compared to cash used of $0.4 million during the six months ended August 31, 2008 for equipment purchases.
     Financing activities used cash of $0.2 million for the six months ended August 31, 2009, compared to cash used of $0.6 million for the six months ended August 31, 2008, reflecting net borrowings on the Company’s line of credit, and borrowings from the Company’s Chief Executive Officer and the purchases of Treasury stock.
     The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under this program, an additional 816,418 shares remain authorized to be repurchased by the Company at August 31, 2009. The Loan and Security Agreement executed by the Company on September 26, 2008 includes restrictions on investments which currently restrict further repurchases of stock under this program.
Critical Accounting Policies
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. The accounting policies that may involve a higher degree of judgment, estimation, and complexity include reserves on inventories, revenue recognition, the allowance for bad debts and warranty reserves. The Company uses the following methods and assumptions in determining its estimates:

Video Display Corporation and Subsidiaries
August 31, 2009
Reserves on inventories
     Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEMs, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There have been no significant changes in management’s estimates in fiscal 2010 and 2009; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.
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
     A portion of the Company’s revenue is derived from contracts to manufacture flat panel and CRTs to a buyers’ specification. These contracts are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. These contracts are fixed-price and cost-plus contracts and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.
     The Wholesale Distribution Segment has several distribution agreements that it accounts for using the gross revenue basis and one agreement which uses the net revenue basis as prescribed by EITF 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. The Company uses the gross method because the Company has general inventory risk, physical loss inventory risk and credit risk on the majority of its agreements but uses the net method on the one agreement because it does not have those same risks for that agreement. The call center service revenue is recognized based on written pricing agreements with each manufacturer, on a per-call, per-email, or per-standard-mail basis.

Video Display Corporation and Subsidiaries
August 31, 2009
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
Recent Accounting Pronouncements
     See Note 2 in Notes to Condensed Consolidated Financial Statements (unaudited) for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations and financial conditions, which is incorporated herein by reference.
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
August 31, 2009
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $21.9 million of outstanding debt at August 31, 2009 is related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at August 31, 2009. The Company does not trade in derivative financial instruments.
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
     Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2009. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2009.
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

Video Display Corporation and Subsidiaries
August 31, 2009
PART II
Item 1. Legal Proceedings
     On June 4, 2009, the Company announced that its Aydin Displays, Inc., subsidiary had entered into a License Agreement with BARCO Federal Systems, LLC and BARCO N.V. a Belgian corporation. The License Agreement resolves all active litigation filed and currently pending between the companies in the U.S. District Court of North Georgia. As part of the Agreement, BARCO issued a non-exclusive license to Aydin Displays, Inc. for the use of BARCO’s patented Flicker Compensation(FC) technology utilized in certain advanced naval and industrial LCD displays. Under the terms of this agreement, Aydin is currently the only company worldwide licensed by BARCO for utilization of BARCO’s FC in advanced LCD displays.
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
None.
Item 5. Other information
None.

Video Display Corporation and Subsidiaries
August 31, 2009
Item 6. Exhibits

Exhibit
Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(c)	Lease dated November 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2009 Annual Report on Form 10-K)

10(e)	$6,800,000 term note dated February 27, 2006 between the Company and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(e) to the Company’s 2006 Annual Report on Form 10-K) .

10(h)	Loan and Security Agreement and related documents, dated September 26, 2008, among Video Display Corporation and Subsidiaries and RBC Centura Bank as lender and RBC Centura Bank as collateral agent (incorporated by reference to Exhibit 10(h) to the Company’s Report on Form 10-Q dated January 14, 2009).

10(i)	$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10(j)	Amendment to Loan Documents and Waiver between Video Display Corporation and RBC Bank dated August 25, 2009(incorporated by reference to Exhibit 10(j) to the Company’s Report on Form 10-Q dated August 27, 2009).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION
October 15, 2009	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 15, 2009	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer