Form 10-Q
period 2009-11-30
VIDEO DISPLAY CORP
filed 2010-01-14
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2009.

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of January 14, 2010, the registrant had 8,371,721 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

ITEM 1. FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	November 30,	February 28,
	2009	2009
	(unaudited)
Assets
Current Assets
Cash	$720	$662
Accounts receivable, less allowance for doubtful accounts of $663 and $608	7,723	9,088
Inventories, net	38,542	36,692
Cost and estimated earnings in excess of billings on uncompleted contracts	3,851	1,421
Deferred income taxes	3,157	2,724
Income taxes refundable	312	1,836
Investments	80	335
Prepaid expenses and other	500	612

Total current assets	54,885	53,370

Property, plant and equipment:
Land	585	585
Buildings	8,284	8,262
Machinery and equipment	21,990	21,786

	30,859	30,633
Accumulated depreciation and amortization	(24,963)	(23,866)

Net property, plant, and equipment	5,896	6,767

Goodwill	1,376	1,376
Intangible assets, net	1,961	2,083
Deferred income taxes	797	576
Other assets	32	36

Total assets	$64,947	$64,208

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands)

	November 30,	February 28,
	2009	2009
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$7,967	$7,175
Accrued liabilities	4,998	5,245
Billings in excess of cost and estimated earnings on uncompleted contracts	2	108
Current maturities of notes payable to officers and directors	541	396
Lines of credit	19,961	3,493
Current maturities of long-term debt and financing lease obligations	801	544

Total current liabilities	34,270	16,961

Line of credit	—	16,498
Long-term debt, less current maturities	1,113	1,707
Financing lease obligations, less current maturities	131	162
Notes payable to officers and directors, less current maturities	2,396	1,992
Other long term liabilities	350	123

Total liabilities	38,260	37,443

Shareholders’ Equity
Preferred stock, no par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value — 50,000 shares authorized; 9,707 and 8,372 issued and outstanding at November 30, 2009 and 9,707 and 8,601 issued and outstanding at February 28, 2009	7,293	7,293
Additional paid-in capital	165	147
Retained earnings	26,709	26,461
Accumulated other comprehensive loss	(90)	(90)
Treasury stock, 1,394 and 1,165 shares at cost	(7,390)	(7,046)

Total shareholders’ equity	26,687	26,765

Total liabilities and shareholders’ equity	$64,947	$64,208

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Net sales	$17,513	$18,208	$50,704	$56,422

Cost of goods sold	12,328	12,589	33,713	36,543

Gross profit	5,185	5,619	16,991	19,879

Operating expenses
Selling and delivery	1,711	1,895	5,234	5,682
General and administrative	3,202	4,402	11,084	12,762

	4,913	6,297	16,318	18,444

Operating profit (loss)	272	(678)	673	1,435

Other income (expense)
Interest expense	(308)	(326)	(811)	(894)
Other, net	80	150	413	310

	(228)	(176)	(398)	(584)

Income before income tax expense (benefit)	44	(854)	275	851

Income tax expense (benefit)	(26)	(589)	27	(17)

Net income (loss)	$70	$(265)	$248	$868

Net income (loss) per share — basic	$.01	$(.03)	$.03	$.09

Net income (loss) per share — diluted	$.01	$(.03)	$.03	$.09

Average shares outstanding — basic	8,372	9,276	8,445	9,385

Average shares outstanding — diluted	8,706	9,276	8,756	9,754

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
Nine Months Ended November 30, 2009 (unaudited)
(in thousands)

					Accumulated
	Common	Common	Additional		Other		Compre-
	Stock	Stock	Paid-in	Retained	Comprehensive	Treasury	hensive
	Shares	Amount	Capital	Earnings	Loss	Stock	Income
Balance, February 28, 2009	8,601	$7,293	$147	$26,461	$(90)	$(7,046)

Net income	—	—	—	248	—	—	$248

Total comprehensive income	—	—	—	—	—	—	$248

Repurchase of Treasury Stock	(229)	—	—	—	—	(344)
Share based compensation	—	—	18	—	—	—

Balance, November 30, 2009	8,372	$7,293	$165	$26,709	$(90)	$(7,390)

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	November 30,
	2009	2008
Operating Activities
Net income	$248	$868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,720	1,750
Provision for doubtful accounts	157	254
Provision for inventory reserve	1,236	1,034
Non-cash charge for share based compensation	18	15
Deferred income taxes	(654)	(1,002)
Loss on sale of equipment	—	9
Change in other assets and liabilities	4	(21)
Changes in working capital, net of effects from acquisitions:
Accounts receivable	1,208	(208)
Inventories	(3,086)	(3,177)
Cost, estimated earnings and billings on uncompleted contracts	(2,537)	1,367
Income taxes refundable	1,524	163
Prepaid expenses and other current assets	112	(216)
Accounts payable and accrued liabilities	772	21

Net cash provided by operating activities	722	857

Investing Activities
Capital expenditures	(227)	(794)
Net investments in equity securities	255	(414)
License agreement	(500)	—

Net cash used in investing activities	(472)	(1,208)

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	November 30,
	2009	2008
Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	10,388	21,696
Payments on long-term debt, lines of credit and financing lease obligations	(10,785)	(17,380)
Proceeds from loans from officers and directors	916	—
Repayments of loans from officers and directors	(367)	(2,427)
Purchases and retirements of common stock and purchase of treasury stock	(344)	(1,921)

Net cash used in financing activities	(192)	(32)

Effect of exchange rate changes on cash	—	(126)

Net increase in cash	58	(509)

Cash, beginning of period	662	1,636

Cash, end of period	$720	$1,127

The accompanying notes are an integral part of these statements.

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2009
Note 1. — Summary of Significant Accounting Policies
     The condensed consolidated financial statements include the accounts of Video Display Corporation and its majority owned subsidiaries (collectively the “Company”) after elimination of all significant intercompany accounts and transactions.
     As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2009, as filed with the Commission. There have been no material changes in accounting policies during the nine months ended November 30, 2009.
     The condensed consolidated financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the condensed consolidated financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 28, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U. S. generally accepted accounting principles.
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
Note 2. — New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance effective for financial statements issued for periods ending after September 15, 2009. “The FASB Accounting Standards Codification” (FASB ASC) establishes the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. Our adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
     In May 2009, the FASB issued revised guidance FASB ASC Topic 855 “Subsequent Events” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, this guidance requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. The Company adopted these requirements for the quarter ended August 31, 2009. The adoption of these requirements did not result in a significant change in the subsequent events that the Company reports.
     In June 2009, the FASB issued revised guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. These revisions to FASB ASC 810, “Consolidation,” are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2009
interim and annual reporting periods thereafter. Earlier application is prohibited. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. These revisions, which are a part of FASB ASC 805, “Business Combinations,” address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance did not have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued revised guidance for the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These revisions to FASB ASC 350, “Intangible Assets,” are intended to improve the consistency between the useful life of recognized intangible assets and the period of expected cash flows used to measure the fair value of the intangible asset. This guidance is effective for fiscal years beginning after December 15, 2008. This guidance did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued revised guidance for the accounting of business combinations. These revisions to FASB ASC 805, “Business Combinations,” require that the acquisition method of accounting (previously the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. This guidance also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will apply prospectively to business combinations for which the acquisition date is on or after March 1, 2009. While we have not yet evaluated this statement for the impact, if any, that this guidance will have on its consolidated financial statements, we will be required to expense costs related to any acquisitions after February 28, 2009.
     In December 2009, the FASB issued revised guidance FASB ASC 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). FASB ASC 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. We are currently evaluating the impact, if any, this standard will have on our consolidated financial statements.
Note 3. — Business Acquisition
          On September 28, 2008 the Company acquired the assets of Boundless Technologies, Inc. (“Boundless Technologies”) of Farmingdale, N.Y. and has transferred Boundless Technologies operations to its subsidiary Z-Axis near Rochester, N. Y. Boundless Technologies designs and manufactures text terminals and thin clients for computer systems in manufacturing, retail, health care, financial, and educational settings. The assets acquired in the transaction have been recorded at fair market value at the date of acquisition and include raw material inventories valued at $196,598 and equipment valued at $86,176.

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2009
Note 4. — Inventories
Inventories are stated at the lower of cost (first in, first out) or market.
Inventories consisted of the following (in thousands):

	November 30,	February 28,
	2009	2009
Raw materials	$20,421	$20,086
Work-in-process	8,310	7,938
Finished goods	14,300	12,245

	43,031	40,269
Reserves for obsolescence	(4,489)	(3,577)

	$38,542	$36,692

Note 5. — Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
Information relative to contracts in progress consisted of the following (in thousands):

	November 30,	February 28,
	2009	2009
Costs incurred to date on uncompleted contracts	$6,516	$3,423
Estimated earnings recognized to date on these contracts	3,213	1,515

	9,729	4,938
Billings to date	(5,880)	(3,625)

Costs and estimated earnings in excess of billings, net	$3,849	$1,313

Costs and estimated earnings in excess of billings	$3,851	$1,421
Billings in excess of costs and estimated earnings	(2)	(108)

	$3,849	$1,313

     Costs and estimated earnings in excess of billings are the results of contracts in progress (jobs) in completing orders to customers’ specifications on contracts accounted for under FASB ASC 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts.” Costs included are material, labor, and overhead. These jobs require design and engineering effort for a specific customer purchasing a unique product. The Company records revenue on these fixed-price and cost-plus contracts on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable. Billings are generated based on

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2009
specific contract terms, which might be a progress payment schedule, specific shipments, etc. None of the above contracts in progress contain post-shipment obligations.
     Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
     As of November 30, 2009 and February 28, 2009, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of November 30, 2009 and February 28, 2009, there were no progress payments that had been netted against inventory.
Note 6. — Intangible Assets
     Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $622,000 and $661,000 for the nine months ended November 30, 2009 and 2008, respectively.
     The cost and accumulated amortization of intangible assets was as follows (in thousands):

	November 30, 2009		February 28, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,611	$2,420	$3,611	$2,124
Non-compete agreements	1,245	1,222	1,245	1,054
Patents	777	486	777	395
Other intangibles	649	193	149	126

	$6,282	$4,321	$5,782	$3,699

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2009
Note 7. — Long-term Debt and Financing Lease Obligations
     Long-term debt and financing lease obligations consisted of the following (in thousands):

	November 30,	February 28,
	2009	2009
Note payable RBC Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of November 30, 2009); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company.	$1,278	$1,553

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of November 30, 2009); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	460	478

Other	1	33

	1,739	2,064
Financing lease obligations	306	349

	2,045	2,413
Less current maturities	(801)	(544)

	$1,244	$1,869

See Note 8 for further discussion of Company’s debt facility & covenants.
Note 8. — Lines of Credit
     On August 25, 2009, the Company and RBC Bank executed an amendment to the Loan and Security Agreement dated September 26, 2008 that provided a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Ltd. As of November 30, 2009, the outstanding balances of these lines of credit were $16.5 million and $3.5 million, respectively. The available amounts for borrowing were $0.5 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The $17 million line of credit is due to expire in June 2010 and is classified in short-term liabilities. The Company’s subsidiary, Fox International, Ltd agreement expired in June 2009 and is classified in short term liabilities.
     The amendment called for covenants calculated on an annualized basis through the Company’s third quarter ending November 30, 2009 and calculated on a rolling twelve months thereafter, it amended the term loan dated September 26, 2008 by increasing the monthly principal on the term loan from $25,000 per month to $50,000 per month, changed the interest rate structure by affixing a minimum interest rate of 4%, granted additional collateral by securing the loans with mortgages on the Company’s New York and White Mills, Pa. properties, granted an extension of the Fox International Ltd. subsidiary’s line of credit for 90 days which expired September 30, 2009, and added a limited guarantee from the Chief Executive Officer on the outstanding loan with Fox International Ltd. On October 8, 2009, the Company executed another 90-day extension

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2009
until December 31, 2009 with the bank for the Company to obtain new financing for the Fox International Ltd. line of credit.
     As of November 30, 2009, the Company was in violation of the Asset Coverage Ratio. The Company has received a waiver from RBC Bank for the covenant violation until the next measurement date of February 28, 2010. The waiver agreement was obtained on January 12, 2010 and contains no additional requirements for the Company to meet in order for it to be effective. If the current covenants are not amended prior to the next measurement date, management believes that it will violate the existing covenants for the term of the agreement. However, management and RBC Bank are negotiating possible revisions to financial covenants to levels that would be attainable by the Company.
     As of January 1, 2010, the Company was unable to refinance the Fox subsidiary’s line of credit that had an extension to refinance that expired on December 31, 2009. The Company expects to receive an additional 90-day extension on the Fox subsidiary’s line of credit. Additionally, the Company has 90 days to refinance the line of credit after the extension expires before the CEO’s limited guarantee would be enforced. The Company is in negotiations with financial institutions and expects the refinancing to be completed before the next filing.
     Management believes that it will be successful in its negotiations with lenders to revise the financial covenants to attainable levels or to obtain a waiver in the event no changes are made and a future default occurs. However, there can be no assurance that either an agreement can be reached or a waiver obtained. If an agreement cannot be reached or if the existing or amended covenants are not attainable and the lenders were to exercise their rights, the Company may experience liquidity problems which would have a material adverse effect on the Company, unless the lenders agree to additional waivers, forbearance or restructuring of the debt or unless the Company can refinance the debt.
Note 9. — Segment Information
     Condensed segment information is as follows (in thousands):

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2009	2008	2009	2008
Net Sales
Display Segment	$12,552	$11,930	$35,989	$39,179
Wholesale Distribution Segment	4,961	6,278	14,715	17,243

	$17,513	$18,208	$50,704	$56,422

Operating profit
Display Segment	$174	$241	$509	$2,135
Wholesale Distribution Segment	98	(919)	164	(700)

Income from Operations	272	(678)	673	1,435

Interest expense	(308)	(326)	(811)	(894)
Other income, net	80	150	413	310

Income before income taxes	$44	$(854)	$275	$851

Note 10. — Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (in thousands):

	Nine Months
	Ended November 30,
	2009	2008
Cash paid for:
Interest	$780	$911

Income taxes, net of refunds	$(843)	$570

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2009
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
     The following table sets forth the computation of basic and diluted net income per share for the three and nine-month periods ended November 30, 2009 and 2008 (in thousands, except per share data):

		Average
		Shares	Net Income
	Net Income	Outstanding	Per Share
Three months ended November 30, 2009
Basic	$70	8,372	$0.01
Effect of dilution:
Options	—	334

Diluted	$70	8,706	$0.01

Three months ended November 30, 2008
Basic	$(265)	9,276	$(0.03)
Effect of dilution:
Options	—	—

Diluted	$(265)	9,276	$(0.03)

Nine months ended November 30, 2009
Basic	$248	8,445	$0.03
Effect of dilution:
Options	—	311

Diluted	$248	8,756	$0.03

Nine months ended November 30, 2008
Basic	$868	9,385	$0.09
Effect of dilution:
Options	—	369

Diluted	$868	9,754	$0.09

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2009
Stock-Based Compensation Plans
     For the nine-month period ended November 30, 2009 and November 30, 2008, the Company recognized general and administrative expense of $17,271 and $23,069 respectively related to share-based compensation. After the adoption of FASB ASC Topic 718 “Compensation — Stock Compensation”, the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of November 30, 2009, total unrecognized compensation costs related to stock options granted was $57,580. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 3 years.
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
     The Company granted a total of 6,000 stock options for the three and nine months ended November 30, 2009.
Stock Repurchase Program
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009 the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the nine months ended November 30, 2009, the Company repurchased 229,037 shares at an average price of $1.50 per share, which have been added to treasury shares on the consolidated balance sheet. Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at November 30, 2009. The Loan and Security Agreement executed by the Company on September 26, 2008 included restrictions on investments that restricted further repurchases of stock under this program. The bank granted a limited exception to these restrictions, allowing the Company to purchase unlimited shares providing the company meets the covenants in the loan agreement. Under the amendment to the credit agreement signed on August 25, 2009, repurchases are subject to prior written bank approval.
Note 12. — Comprehensive Income
     FASB ASC Topic 220 “Comprehensive Income” establishes standards for reporting and display of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. During the nine months ended November 30, 2009 and 2008, total comprehensive income was $0.3 million and $0.7 million, respectively.

Video Display Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 30, 2009
Note 13. — Related Party Transactions
     In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by RBC Bank. The balance outstanding under this loan agreement was approximately $2.8 million at November 30, 2009 and $2.2 million at February 28, 2009. Interest paid during the quarter ended November 30, 2009 and November 30, 2008 on this note was $50,574 and $41,844, respectively, and interest paid for the nine months ended November 30, 2009 and November 30, 2008 was $139,632 and $148,138, respectively.
     The Company has a demand note outstanding from another officer for $145,333, bearing interest at 8%. Interest paid during the quarter ended November 30, 2009 and November 30, 2008 on this note was $3,405 and $4,816, respectively, and interest paid for the nine months ended November 30, 2009 and November 30, 2008 was $10,878 and $14,735, respectively.
Note 14. — Income Taxes
     The effective tax rate for the three months ended November 30, 2009 and November 30, 2008 was (59.1)% and 69.0%, respectively and for the nine months ended November 30, 2009 and November 30, 2008 was 9.8% and (2.0)%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes and research and experimentation tax credits.
Note 15. — Subsequent Events
     As of November 30, 2009, the Company was in violation of the Asset Coverage Ratio. The Company has received a waiver from RBC Bank for the covenant violation until the next measurement date of February 28, 2010. The waiver agreement was obtained on January 12, 2010 and contains no additional requirements for the Company to meet in order for it to be effective. If the current covenants are not amended prior to the next measurement date, management believes that it will violate the existing covenants for the term of the agreement. However, management and RBC Bank are negotiating possible revisions to financial covenants to levels that would be attainable by the Company.
     As of January 1, 2010, the Company was unable to refinance the Fox subsidiary’s line of credit that had an extension to refinance that expired on December 31, 2009. The Company expects to receive an additional 90-day extension on the Fox subsidiary’s line of credit. Additionally, the Company has 90 days to refinance the line of credit after the extension expires before the CEO’s limited guarantee would be enforced. The Company is in negotiations with financial institutions and expects the refinancing to be completed before the next filing.
     Management believes that it will be successful in its negotiations with lenders to revise the financial covenants to attainable levels or to obtain a waiver in the event no changes are made and a future default occurs. However, there can be no assurance that either an agreement can be reached or a waiver obtained. If an agreement cannot be reached or if the existing or amended covenants are not attainable and the lenders were to exercise their rights, the Company may experience liquidity problems which would have a material adverse effect on the Company, unless the lenders agree to additional waivers, forbearance or restructuring of the debt or unless the Company can refinance the debt.
     In preparing the condensed consolidated financial statements, management evaluated subsequent events through January 14, 2010, the date of filing this Quarterly Report on Form 10-Q. Other than as described above, management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s condensed consolidated financial statements, or that required recognition or disclosure in the condensed consolidated financial statements.

Video Display Corporation and Subsidiaries
November 30, 2009
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2009 Annual Report to Shareholders, which included consolidated audited financial statements and notes thereto for the fiscal year ended February 28, 2009, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The Company is a leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, entertainment, military, medical and simulation display solutions. The Company is comprised of two segments — (1) the manufacture and distribution of monitors, projection systems, and CRT displays and (2) the wholesale distribution of consumer electronic parts. The display segment is organized into four interrelated operations aggregated into one operating segment pursuant to the aggregation criteria of ASC Topic 280 “Segment Reporting”:
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
     Inventory management — the Company continually monitors historical sales trends as well as projected future needs to ensure adequate on-hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.
     Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 250 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors due to the fact that it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company makes last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers or accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will

Video Display Corporation and Subsidiaries
November 30, 2009
be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at November 30, 2009 and February 28, 2009 believes its reserves to be adequate.
     Interest rate exposure — The Company had outstanding bank debt in excess of $21.2 million as of November 30, 2009, all of which is subject to interest rate fluctuations by the Company’s lenders. Changes in rates by the Federal Reserve Board have the potential to negatively affect the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
Results of Operations
     The following table sets forth, for the three and nine months ended November 30, 2009 and 2008, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2009	2008	2009	2008
Sales
Display Segment
Monitors	62.2%	55.2%	58.7%	56.0%
Data Display CRTs	8.6	8.1	11.1	11.2
Entertainment CRTs	0.5	1.7	0.9	1.8
Components Parts	0.4	0.5	0.3	0.4

Total Display Segment	71.7%	65.5%	71.0%	69.4%
Wholesale Distribution Segment	28.3	34.5	29.0	30.6

	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Cost of goods sold	70.4%	69.1%	66.5%	64.8%
Selling and delivery	9.7	10.4	10.3	10.1
General and administrative	18.3	24.2	21.9	22.6

	98.4%	103.7%	98.7%	97.5%

Income from operations	1.6%	(3.7)%	1.3%	2.5%

Interest expense	(1.8)%	(1.8)%	(1.6)%	(1.6)%
Other income, net	0.5	0.8	0.8	.6

Income before income taxes	0.3%	(4.7)%	0.5%	1.5%
Provision for income taxes	(0.1)	(3.2)	0.0	0.0

Net income	0.4%	(1.5)%	0.5%	1.5%

Video Display Corporation and Subsidiaries
November 30, 2009
Net sales
     Consolidated net sales decreased $0.7 million for the three months ended November 30, 2009 and decreased $5.7 million for the nine months ended November 30, 2009 as compared to the three and nine months ended November 30, 2008, respectively. Display segment sales increased $0.6 million for the three-month comparative period and decreased $3.2 million for the nine-month comparative period. Sales within the Wholesale Distribution segment decreased $1.3 million for the three-month comparative period and decreased $2.5 million for the nine-month comparative period.
     The net increase in Display Segment sales for the three months ended November 30, 2009 is attributed to the monitor division, as compared to the same period ended November 30, 2008. The Monitor revenues increased $0.8 million for the three-month comparable period but decreased $1.8 million over the nine-month period primarily due to delays in releases of long-term contracts during the first half of the year. The Entertainment revenues decreased $0.2 to the comparable three-month period and $0.6 to the comparable nine-month period primarily due to the slowdown of replacement CRTs. The Display revenues decreased $0.7 million for the comparable nine-month period due to the decrease in demand for this market. The decrease in sales in the wholesale segment for both the third quarter and the nine months ending November 30, 2009 are due to management’s decisions to reduce unprofitable sales and a slower economy.
Gross margins
     Consolidated gross margins decreased from 30.9% for the three months ended November 30, 2008 to 29.6% for the three months ended November 30, 2009 and decreased from 35.2% for the nine months ended November 30, 2008 to 33.5% for the nine months ended November 30, 2009.
     Display segment margins decreased from 32.3% to 25.2% for the comparable three month period ended November 30, 2009 and decreased from 31.3% to 26.8% for the comparative nine month period ended November 30, 2009 due to the absorption of the fixed overhead costs on lower sales volume. Gross margins within the Monitor division decreased from 31.6% to 26.4% for the comparable three-month period ended November 30, 2009 and decreased from 31.0% to 26.1% for the nine months ended November 30, 2009. This decrease is primarily attributable to the impact of lower sales in the Monitor division in Fiscal 2010. Data Display division gross margins decreased from 30.7% to 23.4% for the three month comparable period ended November 30, 2009 due to lower sales volume at the Data facility, and increased from 30.0% for the nine months ended November 30, 2008 to 32.7% for the nine months ended November 30, 2009, due to the impact of the increased margins at the Company’s Clinton Displays facility. Gross margins in home entertainment CRTs decreased from 38.0% to (79.8%) for the three-month comparable period ended November 30, 2009 and decreased from 27.2% for the nine months ended November 30, 2008 to (26.1%) for the nine months ended November 30, 2009, due to the reduction of manufactured tubes at the Chroma division. Gross margins from Component Parts sold decreased from 135.1% to 6.1% for the three-month comparable period ended November 30, 2009 and decreased from 128.3% for the nine months ended November 30, 2008 compared to 109.4% for the nine months ended November 30, 2009.
     The Wholesale Distribution segment margins increased from 28.1% to 40.8% for the three months comparable period ended November 30, 2009 and increased from 44.2% to 49.8% for the comparable nine-month period ended November 30, 2009 due to the changes in customer and product mix.

Video Display Corporation and Subsidiaries
November 30, 2009
Operating expenses
     Operating expenses as a percentage of sales decreased from 34.6% to 28.1% for the three-month comparable period ended November 30, 2009 and decreased from 32.7% for the nine months ended November 30, 2008 to 32.2% for the nine months ended November 30, 2009. The decreases in percentages and actual expenses are due primarily to a reduction in personnel costs for the comparable quarters as a result of management’s focus on reducing costs.
     Display segment operating expenses decreased from 32.4% to 23.8% of net sales for the three-month comparable period ended November 30, 2009 and increased from 17.9% to 18.0% for the nine-month period as compared to the comparable prior year period. The decreases are reduced wages, legal and professional fees.
     Wholesale Distribution segment operating expenses were flat at 38.8% of net sales for the three-month comparable period ended November 30, 2009 and decreased from 14.8% to 14.1% for the nine month period as compared to the comparable prior year period, primarily due to a reduction in salaries to offset a decline in sales as a result of management’s focus on reducing costs.
Interest expense
     Interest expense remained flat for the three-month comparable period ended November 30, 2009 and for the nine months ended November 30, 2009 as compared to the same period a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. The interest expense reflects higher average borrowings outstanding and higher average interest rates.
Income taxes
     The effective tax rate for the three months ended November 30, 2009 and November 30, 2008 was (59.1)% and 69.0%, respectively and for the nine months ended November 30, 2009 and November 30, 2008 was 9.8% and (2.0)%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes and research and experimentation tax credits.
Liquidity and Capital Resources
     As of November 30, 2009, the Company had total cash of $0.7 million. The Company’s working capital was $20.6 million and $36.4 million at November 30, 2009 and February 28, 2009, respectively. This fluctuation is due to the line of credit becoming a short-term liability during the current year. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions, stock repurchases and dividends.

Video Display Corporation and Subsidiaries
November 30, 2009
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
     Cash provided by operations for the nine months ended November 30, 2009 was $0.7 million as compared to cash provided of $0.9 million for the nine months ended November 30, 2008. This net decrease in cash provided is primarily the result of a decrease in net income, an increase in uncompleted contracts, and an increase in inventories due to last time buys partially offset by an income tax refund and an increase in accounts payables.
     Investing activities used cash of $0.5 million primarily related to license agreements and purchases of equipment offset by changes in outside investments during the nine months ended November 30, 2009, compared to cash used of $1.2 million during the nine months ended November 30, 2008 for equipment purchases and the purchase of outside investments.
     Financing activities used cash of $0.2 million for the nine months ended November 30, 2009, compared to cash used of $0.0 million for the nine months ended November 30, 2008, reflecting net payments on the Company’s line of credit, and borrowings from the Company’s Chief Executive Officer and the purchases of Treasury stock.
     The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and assets coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. Substantially all of the Company’s retained earnings are restricted based upon these covenants. As of November 30, 2009, the Company was in violation of the Asset Coverage Ratio. The Company has received a waiver from RBC Bank for the covenant violation until the next measurement date of February 28, 2010. The waiver agreement was obtained on January 12, 2010 and contains no additional requirements for the Company to meet in order for it to be effective. If the current covenants are not amended prior to the next measurement date, management believes that it will violate the existing covenants for the term of the agreement. However, management and RBC Bank are negotiating possible revisions to financial covenants to levels that would be attainable by the Company.
     As of January 1, 2010, the Company was unable to refinance the Fox subsidiary’s line of credit that had an extension to refinance that expired on December 31, 2009. The Company expects to receive an additional 90-day extension on the Fox subsidiary’s line of credit. Additionally, the Company has 90 days to refinance the line of credit after the extension expires before the CEO’s limited guarantee would be enforced. The Company is in negotiations with financial institutions and expects the refinancing to be completed before the next filing.
     Management believes that it will be successful in its negotiations with lenders to revise the financial covenants to attainable levels or to obtain a waiver in the event no changes are made and a future default occurs. However, there can be no assurance that either an agreement can be reached or a waiver obtained. If an agreement cannot be reached or if the existing or amended covenants are not attainable and the lenders were to exercise their rights, the Company may experience liquidity problems which would have a material adverse effect on the Company, unless the lenders agree to additional waivers, forbearance or restructuring of the debt or unless the Company can refinance the debt.
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 462,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under this program, an additional 816,418 shares remain authorized to be repurchased by the Company at November 30, 2009. The Loan and Security Agreement executed by the Company on September 26, 2008 includes restrictions on investments that currently restrict further repurchases of stock under this program.

Video Display Corporation and Subsidiaries
November 30, 2009
Critical Accounting Policies
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. The accounting policies that may involve a higher degree of judgment, estimation, and complexity include reserves on inventories, revenue recognition, the allowance for bad debts and warranty reserves. The Company uses the following methods and assumptions in determining its estimates:
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
     In accordance with FASB ASC Topic 605-45 “Revenue Recognition: Principal Agent Considerations”, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of operations.
     A portion of the Company’s revenue is derived from contracts to manufacture flat panel and CRTs to a buyers’ specification. These contracts are accounted for under the provisions of FASB ASC Topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts”. These contracts are fixed-price and cost-plus contracts and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.
     The Wholesale Distribution Segment has several distribution agreements that it accounts for using the gross revenue basis and one agreement that uses the net revenue basis as prescribed by FASB ASC Topic 605-45 “Revenue Recognition: Principal Agent Considerations”. The Company uses the gross method because the Company has general inventory risk, physical loss inventory risk and credit risk on the majority of its agreements but uses the net method on the one agreement because it does not have those same risks for that agreement. The call center service revenue is recognized based on written pricing agreements with each manufacturer, on a per-call, per-email, or per-standard-mail basis.

Video Display Corporation and Subsidiaries
November 30, 2009
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
November 30, 2009

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $21.2 million of outstanding debt at November 30, 2009 is related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at November 30, 2009. The Company does not trade in derivative financial instruments.
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
     Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2009. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2009.
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
November 30, 2009
PART II

Item 1.	Legal Proceedings
          On June 4, 2009, the Company announced that its Aydin Displays, Inc., subsidiary had entered into a License Agreement with BARCO Federal Systems, LLC, and BARCO N.V. a Belgian corporation. The License Agreement resolves all active litigation filed and currently pending between the companies in the U.S. District Court of North Georgia. As part of the Agreement, BARCO issued a non-exclusive license to Aydin Displays, Inc. for the use of BARCO’s patented Flicker Compensation(FC) technology utilized in certain advanced naval and industrial LCD displays. Under the terms of this agreement, Aydin is currently the only company worldwide licensed by BARCO for utilization of BARCO’s FC in advanced LCD displays.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other information
None.

Video Display Corporation and Subsidiaries
November 30, 2009

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(c)	Lease dated November 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2009 Annual Report on Form 10-K)

10(e)	$6,800,000 term note dated February 27, 2006 between the Company and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(e) to the Company’s 2006 Annual Report on Form 10-K).

10(h)	Loan and Security Agreement and related documents, dated September 26, 2008, among Video Display Corporation and Subsidiaries and RBC Centura Bank as lender and RBC Centura Bank as collateral agent (incorporated by reference to Exhibit 10(h) to the Company’s Report on Form 10-Q dated January 14, 2009).

10(i)	$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10(j)	Amendment to Loan Documents and Waiver between Video Display Corporation and RBC Bank dated August 25, 2009(incorporated by reference to Exhibit 10(j) to the Company’s Report on Form 10-Q dated August 27, 2009).

10(k)	Waiver Agreement between Video Display Corporation and RBC Bank dated January 12, 2010.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION
January 14, 2010	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 14, 2010	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer