Form 10-K
period 2010-02-28
VIDEO DISPLAY CORP
filed 2010-05-28
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2010
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
          Securities registered pursuant to Section 12(g) of the Act: None
          Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☑
          Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☑
          Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☐  NO ☑
          As of August 31, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the NASDAQ National Market System was $8,262,935.
          The number of shares outstanding of the registrant’s Common Stock as of May 1, 2010 was 8,364,801.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the definitive proxy statement to be delivered to stockholders in conneection with our 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

VIDEO DISPLAY CORPORATION

PART I
Item 1. Business.
General
          Video Display Corporation (the “Company”) is a world-class provider and manufacturer of video products, components, and systems for data display and presentation of electronic information media in various requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems for government, military, aerospace, medical and commercial organizations. The Company also acts as a facilitator and wholesale distributor of parts and accessories for various original equipment manufacturers (“OEMs”) of consumer products. The Company’s call center acts as a consumer and dealer support center for in-warranty and out-of-warranty household products, appliances, parts and accessories for various electronics manufacturers. This call center also acts as a technical support center for the same manufacturers. The Company markets its products worldwide primarily from facilities located in the United States and several sales and service agents located worldwide. Please read the comments under the caption “Forward looking statements and risk factors” in Item 1A Risk Factors of this Annual Report on Form 10-K.
Description of Principal Business
          The Company generates revenues from the manufacturing and distribution of displays and display components (“Display Segment”) (71% of consolidated net sales in fiscal 2010) as well as the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers (“Wholesale Distribution Segment”) (29% of consolidated net sales in 2010). Substantially all of the Company’s income before income taxes was derived from the Display Segment of the business in fiscal 2010. See Note 12. “Segment Information” to the Condensed Consolidated Financial Statements.
          Net Sales, by category of product, of the Display Segment for fiscal 2010 are comprised of the following:
Monitors (84%)
Data Display CRTs (14%)
Entertainment CRTs (1%)
Component Parts (1%)
          A more detailed discussion of sales by category of product is included under the section entitled “Principal Products in Display Segment.”
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
          The Company continues to explore opportunities to expand its product offerings in the display industry. The Company anticipates that this expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company’s position in the display industry. Management continually evaluates product trends externally in the industry and internally in divisions in which the Company operates. Overall trends are discussed herein under “Flat Panel and Other Technology.” During the last three years, the Company expended significant research and development funds (approximately $1.0 million in fiscal 2010) in high-resolution projection displays, active matrix liquid crystal display (“AMLCD”) technologies, and infrared imaging (“IR”) for commercial and military applications.
Segment Information
          This information is provided in Note 12. “Segment Information” to the Condensed Consolidated Financial Statements.
Principal Products In Display Segment
Monitors
          The Company’s monitor operations are conducted in Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Aydin); Cape Canaveral, Florida (Display Systems); and Lexington, Kentucky (Lexel).
          This portion of the Company’s operations, which contributed approximately 60% of fiscal 2010 consolidated net sales, involves the design, engineering, and manufacture of complete monochrome, color monitor, and projector display units using new CRTs or flat panel displays. The Company will customize these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.
          This portion of the Company’s operations targets niche markets where competition from major multinational electronics companies tends to be lower. The prime customers for these products include defense, security, training, and simulation areas of the United States of America and foreign militaries as well as the major defense contractors such as the Boeing Company, L-3 Communications Corporation, Lockheed Martin Corporation, and others. These defense contractors utilize the Company’s products for ruggedized mission critical applications such as shipboard and nuclear submarines. Flight simulator displays are also produced to provide a full range of flight training simulations for military applications. The primary components for the ruggedized product line consist of projection systems, CRT and flat panel displays, circuit boards and machine parts. Through the EDL product lines, the Company offers an additional line of Air Traffic Control (ATC) displays.
          Although most monitors are customized to meet a customer’s specifications, all monitors sold include the following general components: CRT or flat panel displays, circuit boards, and machine parts. Most of the Company’s monitors are then ruggedized, which allows them to withstand adverse conditions, such as extreme temperature, depth, altitude, and vibration.
          The Company anticipates that AMLCD and Plasma Display products, due to their lower space and power requirements, will eventually become the display of choice in many display applications. The significance of this continuing trend has had an effect on the Display Segment of the Company. In anticipation of long-term trends toward flat panel display usage, the Company has focused its efforts as well as its acquisition strategy toward flat panel technologies for niche market applications in the medical, simulation, training and military markets. Other types of technology, including high-definition television (“HDTV”), have not had a significant impact on the Company’s business. HDTV utilizes both CRT and flat panel technology and, therefore, has potential positive effects on the Company due to anticipated higher margin CRT replacements. There will be long-term negative effects, as the HDTV market moves toward greater flat panel utilization, on the Company’s CRT business, but the impact is not anticipated to be significant as the consumer television replacement market currently accounts for less than 1% of overall Company revenues. The Company will continue to monitor these trends and adjust its CRT inventory levels and operating facilities to reflect changes in demand.

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
          In addition to factors affecting the overall market for such products, the Company’s sales volume in the CRT replacement markets is dependent upon the Company’s ability to provide prompt response to customers’ orders, while maintaining quality control and competitive pricing. The Company’s CRT manufacturing activities are scheduled primarily based upon current customer demands and projected future customer needs.
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
          Although Southwest Vacuum markets its products to independent customers, the majority of electron guns produced by the Company are consumed internally among the Company’s own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the condensed consolidated financial statements, amounted to approximately $234,000 and $480,000 for fiscal 2010 and 2009, respectively.

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
Patents and Trademarks
          The Company is currently in the process of applying for patents on newly developed products and technology and holds patents with respect to certain products and services. The Company also sells products under various trademarks and trade names. Additionally, the Company licenses certain electronic technology to other manufacturing companies, which generated royalty revenues of approximately $258,000 and $109,000 in fiscal 2010 and 2009, respectively. The Company believes that its patents and trademarks are of value, and intends to protect its rights when, in its view, these rights are infringed upon. The Company’s key patents expire in 2014. The Company believes that success in its industry primarily will be dependent upon incorporating emerging technology into new product line introductions, frequent product enhancements, and customer support and service.
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
Concentration of Customers
          The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, industrial and avionics industries. The Company’s Display Segment had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 37% and 40% of Display Segment net sales and 26% and 28% of consolidated net sales in fiscal 2010 and 2009, respectively. Sales to foreign customers were 11% and 13% of consolidated net sales for fiscal 2010 and 2009, respectively. The Company’s Wholesale Distribution Segment had net sales to two customers that comprised approximately 34% and 30% of that segment’s net sales in fiscal 2010 and 2009 respectively. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog
          The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $31.9 million at February 28, 2010 and $17.8 million at February 28, 2009. The Company’s Lexel division, which is in the Display Segment, comprised $10.1 million or 32% and $10.2 million or 57% of the 2010 and 2009 backlog, respectively. It is anticipated that more than 95% of the February 28, 2010 backlog will ship during fiscal 2011.
Government Contracts
          The Company, primarily through its Aydin, Lexel, and Display Systems subsidiaries, had contracts with the U.S. government (principally the Department of Defense and Department of Defense subcontractors) which generated net sales of approximately $18.6 million and $20.0 million for fiscal 2010 and 2009, respectively. The Company’s costs and earnings in excess of billings on these contracts were approximately $4.1 million at February 28, 2010 and $1.4 million at February 28, 2009. The Company had billings in excess of costs and earnings on these contracts of a nominal amount at February 28, 2010 and at February 28, 2009. These contracts are typically less than twelve months in duration and specify a delivery schedule for units ordered. Most of these government contracts specify a designated number of units to be delivered at a specified price, rather than on a cost plus basis. These contracts are subject to government audit to ensure conformity with design specifications.
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
Research and Development
          The objectives of the Company’s research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing display systems and electron optic technology. The Company continues its research and development in advanced infrared imaging (“IR”) for commercial and military applications. The Company has funded additional IR research in partnership with the University of Rhode Island. The Company believes that potential future markets for IR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative costs. Research and development costs were approximately $1.0 million and $1.3 million in fiscal 2010 and 2009, respectively.
Employees
          As of February 28, 2010, the Company employed 440 persons on a full time basis. Of these, 131 were employed in executive, administrative, and clerical positions, 117 were employed in sales and distribution, and 192 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory.
Competition
          The Company believes that it has a competitive advantage in the display industry due to its ability to engineer custom display solutions for a variety of industrial and military applications, its ability to provide internally produced component parts, and its manufacturing flexibility. As a result, the Company can offer more customization in the design and engineering of new products. With the operations of

Aydin Displays, Lexel Imaging and Display Systems, the Company has become one of the leading suppliers within the specialty display markets.
          The Company utilizes flat panel displays in many of its monitor units. These flat panels are purchased from OEMs. The net sales generated in fiscal 2010 from products utilizing flat panel technology were $11.1 million as compared to $10.6 million in Fiscal 2009. Since a significant portion of the Company’s revenues is generated from the replacement market, the Company has the opportunity to see trends in OEM sales, and while the growth in flat panel products is outpacing growth in CRT products, the CRT market remains a quite viable market for its products. As trends continue to become more defined, and replacement of these products occurs in five to seven years, the Company foresees a bigger impact and utilization of flat panel products in its business. There is competition in the area of flat panel technology and the Company will strive to rely on its ability to adapt and incorporate designs into its future products so that it may compete in a profitable manner. Currently, the flat panel market is made up of many competitors of various sizes, none holding a dominant position in the flat panel marketplace.
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
          The Company believes it has a competitive advantage and is the sole source in providing many of its CRTs to the customer base of its Aydin and Lexel subsidiaries as these operations have been providing reliable products and services to these customers for more than 30 years. Lexel manufactures a broad range of CRT and direct view storage tube (“DVST”) solutions used in military, industrial, and commercial applications, including Avionics, Projection, Medical and general-purpose displays. Aydin offers a wide range of high performance imaging devices and high resolution CRTs for medical, X-ray, infrared, military, and aerospace applications.
          The Company is a wholesale distributor of original equipment CRTs purchased from other manufacturers and produces its own CRTs at its Clinton manufacturing facility. The Company believes it is the only company that offers complete service in replacement markets with its manufacturing and recycling capabilities. The Company’s ability to compete effectively in this market is dependent upon its continued ability to respond promptly to customer orders and to offer competitive pricing.
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
          Our Company operates in technology-based markets that involve a number of risks, some of which are beyond our control. The following discussion highlights some risks and uncertainties that investors should consider, in conjunction with all other information in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to the Company may impair the Company’s business and operations. If any of the following risks actually occur, the Company’s business, financial condition, cash flows, or results of operations could be materially affected.
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
          The Company anticipates that flat panel and other technology products, due to their lower space and power requirements, will eventually become the display of choice in many display applications. In anticipation of long-term trends toward flat panel display usage, the Company has focused its efforts and its acquisition strategy toward flat panel technologies. If the Company is unable to replace any future declines in CRT sales with products based on other technologies, our business may be adversely affected.

Future acquisitions may not provide benefits to the Company.
          The Company’s growth strategy includes expansion through acquisitions. There can be no assurance that the Company will be able to complete further acquisitions or that past or future acquisitions will not have an adverse impact on the Company’s operations.
Changes in government priorities may affect military spending, and our financial condition and results of operations could suffer if their purchases decline.
          We currently derive a significant portion of our net sales (26% in fiscal 2010) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less then twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, financial condition and results of operations. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.
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
Changes to estimates related to long-term assets, or operating results that are lower than our current estimates, may cause us to incur impairment charges.
          We make certain estimates and projections in connection with impairment analyses for goodwill and other long-term assets in accordance with FASB ASC Topic 350, “Intangible Assets” and FASB ASC Topic 360 “Property, Plant and Equipment.” These calculations require us to make a number of estimates and projections of long-term future results. If these estimates or projections change or prove incorrect, we may be required to record impairment charges. If these impairment charges were significant, our results of operations would be adversely affected.
International factors could negatively affect our business.
          A significant portion of our net sales (11% in fiscal 2010) is made to foreign customers. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:
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
Our inability to refinance our debt could negatively affect the future of our business.
•	Our inability to refinance with our current bank or others, if necessary, could expose us to the risk of the bank exercising its rights against the collateral under the terms of the loan; and

•	Our inability to refinance with a commercial bank could expose us to the risk of increased interest rates;
Our level of indebtedness could adversely affect the future operation of our business.
          Our level of indebtedness could have important consequences, including:
•	making it more difficult for us to make payments on the debt, as our business may not be able to generate sufficient cash flows from operating activities to meet our debt service obligations;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operating activities to be dedicated to the payment of our outstanding lines of credit and long-term debt, and as a result reducing our ability to use our cash flow to fund our operations and capital expenditures, capitalize on future business opportunities and expand our business and execute our strategy;

•	exposing us to the risk of increased interest rates since much of our borrowings are at variable rates of interest;

•	causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and other general corporate purposes; and

•	limiting our ability to adjust to changing market conditions and to react to competitive pressure and placing us at a competitive disadvantage compared to our competitors who may have lower debt leverage.
Our debt agreements contain covenants that limit our flexibility in operating our business.
          The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions, and which may adversely affect our ability to operate our business. Among other things, these covenants limit our ability to:
•	incur additional indebtedness;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	engage in any business activity substantially different from our current businesses;

•	pay dividends; and

•	cause, permit, or suffer a change in capital ownership.
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
Item 1B. Unresolved Staff Comments.
          None.

Item 2. Properties.
          The Company leases its corporate headquarters at 1868 Tucker Industrial Road in Tucker, Georgia (within the Atlanta metropolitan area). Its headquarters occupy approximately 10,000 square feet of the total 59,000 square feet at this location. The remainder is utilized as warehouse and assembly facilities. This location, as well as one other, is leased from a related party at current market rates. See Part III, Item 13 Certain Relationships and Related Transactions in this Annual Report on Form 10-K. Management believes the facilities to be adequate for its needs. The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires

CRT, Monitor and Electron Gun — Manufacturing and Warehouse Facilities
Tucker, Georgia	59,000	October 31, 2018
Stone Mountain, Georgia	45,000	May 31, 2018
White Mills, Pennsylvania	110,000	Company Owned
Bossier City, Louisiana	26,000	Company Owned
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Phelps, New York	32,000	Company Owned
Cape Canaveral, Florida	30,000	January 17, 2011
Lexington, Kentucky	80,000	March 31, 2015

Wholesale Electronic Parts Distribution
Bedford Heights, Ohio	60,000	Company Owned
Bedford Heights, Ohio	40,000	January 31, 2011
Beachwood, Ohio	16,000	July 31, 2010
Richardson, Texas	13,000	April 30, 2012
Buffalo, New York	30,000	June 1, 2013

(a)	The Birdsboro, Pennsylvania property secures mortgage loans from a bank with a principal balance of $0.5 million as of February 28, 2010. This mortgage loan bears an interest rate of approximately 7.3%. Monthly principal and interest payments of approximately $5,000 are payable through October 2021.
Item 3. Legal Proceedings.
          The Company is involved in various legal proceedings relating to claims arising in the ordinary course of business.
          On June 4, 2009, the Company announced that its Aydin Displays, Inc., subsidiary had entered into a License Agreement with BARCO Federal Systems, LLC, and BARCO N.V. a Belgian corporation. The License Agreement resolves all active litigation filed and currently pending between the companies in the U.S. District Court of North Georgia. As part of the Agreement, BARCO issued a non-exclusive license to Aydin Displays, Inc. for the use of BARCO’s patented Flicker Compensation (FC) technology utilized in certain advanced naval and industrial LCD displays. Under the terms of this agreement, Aydin is currently the only company worldwide licensed by BARCO for utilization of BARCO’s FC in advanced LCD displays.
          Through this agreement, the Company is able to provide continued uninterrupted sales and support of LCD displays utilizing FC technology to existing and potential customer base. The Company looks on this agreement as mutually beneficial to both BARCO and Aydin in growing LCD display business.
          During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. (“Clinton”), including inventory and fixed assets, for a total purchase price of $2,550,000, pursuant to an asset purchase agreement between the parties (the “APA”). The form of consideration for the assets acquired included: (i) a $1.0 million face value Convertible Note; (ii) an agreement to deliver a stock certificate representing Company Common Shares having a $1,125,000 in market value of the Company’s common stock in January 2008; and (iii) an agreement to deliver a stock certificate representing Company Common Shares having a $500,000 in market value of the Company’s common stock in January 2009. The Company has paid the $1.0 million Note Payable. The Company is disputing certain representations made by Clinton in the APA including but not limited to representations concerning revenue, expenses and inventory. As a result of this dispute, the Company has not issued the stock certificates scheduled for delivery in January 2008 and January 2009. As such, the Company has accrued a potential liability of $1,625,000 and this accrued liability is reflected in the Company’s current balance sheet.

          Pursuant to the terms of the APA, the Company and Clinton have agreed to mediate the dispute in Atlanta, Georgia during the Company’s second quarter ended August 31, 2010. If mediation does not resolve the dispute, the APA provides for arbitration. Based on information currently available, the ultimate outcome of these disputed matters is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations. However, the ultimate outcome cannot be predicted with certainty, and there can be no assurance that the Company’s failure to prevail would not have a material adverse effect on the Company’s business, financial condition or results of operations.
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
          The following table shows the range of prices for the Company’s common stock as reported by NASDAQ for each quarterly period beginning on March 1, 2008. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 28, 2010		February 28, 2009
Quarter Ended	High	Low	High	Low

May	$3.64	$1.23	$7.90	$6.86
August	3.53	2.90	8.42	7.00
November	5.19	3.19	9.30	7.00
February	4.90	3.84	8.02	2.00
          There were approximately 493 holders of record of the Company’s common stock as of May 15, 2010.
          Payment of cash dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate. The Company is restricted by certain loan agreements regarding the payout of cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
          The following table provides information as of February 28, 2010 regarding compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance.

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
Stock Option Plan	and rights	warrants and rights	first column)

Equity compensation plans approved by security holders	93,000	$5.32	741,000
Issuer Purchases of Equity Securities
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2010, the Company repurchased 229,037 shares at an average price of $1.50 per share, which have been added to treasury shares in the consolidated balance sheet. Under this program, an additional 816,418 shares remain authorized to be repurchased by the Company at February 28, 2010. As discussed in Note 7 to the

Consolidated Financial Statements, the Loan and Security Agreement executed by the Company on June, 26, 2008 includes restrictions on investments which restricted further repurchases of stock under this program. Under an amendment to the credit agreement signed on August 25, 2009, repurchases are subject to prior written bank approval.
          The following table summarizes repurchases of our stock in the fourth quarter ended February 28, 2010 (in thousands):

				Maximum Number
				of Shares that
	Total		Total Number of	May Yet Be
	Number	Average	Shares Purchased	Purchased Under
	of	Price	as Part of Publicly	the Plans or
	Shares	Paid Per	Announced Plans	Programs at
Fiscal Period	Purchased	Share	or Programs	Period End

December 1, 2009 through December 31, 2009	—	$—	—	816,418
January 1, 2010 through January 31, 2010	—	—	—	816,418
February 1, 2010 through February 28, 2010	—	—	—	816,418

Total Fourth Quarter Fiscal 2010	—	$—	—	816,418

Item 6. Selected Financial Data
          N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
          The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of two segments — (1) the manufacture and distribution of displays and display components (“Display Segment”) and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers (“Wholesale Distribution Segment”). The Display Segment is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of FASB ASC Topic 280 “Segment Reporting”:
•	Monitors — offers a wide range of CRT, flat panel and projection display systems for use in training and simulation, military, medical, and industrial applications.

•	Data Display CRTs — offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Entertainment CRTs — offers a wide range of CRTs and projection tubes for television and home theater equipment.

•	Component Parts — provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.
          The wholesale distribution segment is made up of parts distribution for electronic parts manufacturers and a call center for small appliance manufacturers.
          During fiscal 2010, management of the Company focused key resources on strategic efforts to dispose of unprofitable operations seek acquisition opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. In addition, the Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:
Inventory management — The Company continually monitors historical sales trends as well as projected needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.
          Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 250 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make “last time” buys. In the monitor operations of the Company’s business, the market for its products is characterized by rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers or accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. The Company’s management monitors the adequacy of its inventory reserves regularly, and at February 28, 2010, believes its reserves to be adequate.
Interest rate exposure — The Company had outstanding debt of approximately $25 million and $24 million as of February 28, 2010 and 2009, respectively, which is subject to interest rate fluctuations by the Company’s lenders. Variable interest rates on the company’s loans and the potential for rate hikes could negatively affect the Company’s future earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
Operations
          The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):
          (See Item 1. Business — Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions. See also Note 12. Segment Information to the Consolidated Financial Statements.)

	2010		2009
	Amount	%	Amount	%
Net Sales
Display Segment
Monitors	$42,135	59.8%	$40,596	55.7%
Data Display CRTs	7,181	10.2	8,003	11.0
Entertainment CRTs	579	0.8	1,281	1.7
Component Parts	181	0.3	263	0.4

Total Display Segment	50,076	71.1	50,143	68.8
Wholesale Distribution Segment	20,355	28.9	22,760	31.2

	$70,431	100.0%	$72,903	100.0%

Costs and expenses
Cost of goods sold	$46,651	66.2%	$48,023	65.9%
Selling and delivery	6,961	9.9	7,388	10.1
General and administrative	14,642	20.8	16,854	23.1

	68,254	96.9	72,265	99.1

Income from operations	2,177	3.1	638	0.9

Interest expense	(1,086)	(1.5)	(1,083)	(1.5)
Other income, net	337	0.5	325	0.4

Income before income taxes	1,428	2.1	(120)	(0.2)
Provision (benefit) for income taxes	488	0.7	(434)	(0.6)

Net income	$940	1.4%	$314	0.4%

Fiscal 2010 Compared to Fiscal 2009
Net Sales
          Consolidated net sales decreased $2.5 million or 3.4% to $70.4 million for fiscal 2010, compared to $72.9 million for fiscal 2009. Display Segment sales were flat at $50.1 million for fiscal 2010, and for fiscal 2009. Wholesale Distribution Segment sales decreased 10.6% or $2.4 million from $22.8 million for fiscal 2009 to $20.4 million for fiscal 2010.
          The Display Segment sales for fiscal 2010 had a general shift away from being a CRT company to being a video display solutions company as the market for CRTs declines and moves to newer technologies. The segment’s business is more concentrated in the monitor division of the segment where all the new growth is occurring. The Monitor revenues increased $1.5 million primarily due to contracts that began in the fourth quarter by the Aydin and Display Systems facilities offset by Lexel and Z-Axis facilities, which saw a decline for the year. Data Display CRT sales in fiscal 2010 declined due to a decreased demand by the division’s smaller customers, sales with the larger customers were flat. Entertainment CRT net sales declined $0.7 million in fiscal 2010 compared to fiscal 2009. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to the continued shift to flat screen televisions, the market for replacement CRTs has diminished. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Future sales trends in this division will be negatively impacted by the decreasing number of extended warranties sold for larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, has reduced its inventory for these types of CRTs.
          Components Parts sales decreased by $0.1 million from fiscal 2009 to fiscal 2010. Component Parts sales have generally declined in recent years due to weaker demand for electron gun and stem sales. Component Parts sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers. These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets. This business will continue to decline as the television industry moves to the new technologies. The division primarily supplies the other divisions with parts they need to complete the assembly of their products.
          Wholesale Distribution Segment net sales decline is attributed to a decline in the overall economy, particularly the consumer market, and a decision by management to focus on more profitable business, letting lower margin business go to competitors. The call center’s sales declined about $0.2 million due to fewer calls taken and therefore less billable time. The segment’s business is expected to pick up as the economy improves and management secures new accounts with higher margins to replace the lower margin business. The call center which acts as a consumer and dealer support center for in-warranty and out-of-warranty household products, appliances, parts and accessories for Black & Decker, Delonghi, Norelco, Coby and various other manufacturers. This call center also acts as a technical support center for these same manufacturers. The remainder of the decline was in the segment’s dealer base, which suffered due to reduced consumer demand.
Gross Margins
          Consolidated gross margins decreased to 33.8% for fiscal 2010 from 34.1% for fiscal 2009.
          Display Segment margins decreased to 27.4% for fiscal 2010 from 29.5% for fiscal 2009. Gross margins within the Monitor operation decreased to 27.5% for fiscal 2010 compared to 29.5% for fiscal 2009. The decrease was due to an increase in material costs of 4 percentage points offset by a savings of 2 percentage points on the overhead expenses due to cost cutting measures. The margins for the Monitor division are expected to improve as the divisions revenues increase and better efficiencies are achieved within their operations. Data Display CRT gross margins increased to 30.3% for fiscal 2010 compared to 28.4% for fiscal 2009. This increase in margins is primarily a result of product mix and increased pricing on smaller orders. Gross margins in Entertainment CRTs decreased to (25.8%) for fiscal 2010 from 16.3% for fiscal 2009 due to the decrease in sales volume of high margin products at the company’s Louisiana facility and the decreased production at the Chroma division. These margins will continue to decline as these operations are liquidated. Gross margins from Component Parts decreased to 26.8% for fiscal 2010 from 46.5% for fiscal 2009 for its customers outside the Company, primarily reflecting the decrease in need of its products outside the Company.
          The Wholesale Distribution Segment gross margins increased to 49.5% for fiscal 2010 from 44.2% for fiscal 2009, primarily due to customer and product mix. The segment targeted customers with higher margins and the call center business, although it had a slight decrease in sales, contributed to an improvement in the gross margins. The segment is continuing to focus on profitable business and therefore expects to maintain its gross margins improvements.
Operating Expenses
          Operating expenses as a percentage of sales decreased to 30.7% for fiscal 2010 from 33.3% for fiscal 2009 primarily reflecting decreases in salaries, legal fees, research and development and professional services. The Company under took a cost cutting program to align its costs with its revenues. The Company expects to continue to control costs while growing its revenues in the coming year.
          Display Segment operating expenses decreased $1.6 million or 12.4% to $11.3 million for fiscal 2010 compared to $12.9 million in fiscal 2009. This decrease is primarily due to the expenses mentioned above as all those reductions occurred in the Display Segment of the business.
          Wholesale Distribution Segment operating expenses decreased $1.0 million or 9.2% to $10.3 million for fiscal 2010 compared to $11.3 million in fiscal 2009, primarily due to a decrease in salaries. These expenses (primarily payroll) are classified in general and administrative expense in the consolidated financial statements.
Interest Expense
          Interest expense was flat at $1.1 million for fiscal 2010 compared to $1.1 million in fiscal 2009. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. The interest expense remained the same primarily reflected by the same levels of borrowings at similar interest rates in effect during fiscal 2010 and fiscal 2009.
Income Taxes
          The effective tax rate for fiscal 2010 was 34.2% compared to (361.7%) for fiscal 2009. The higher effective rate in 2010 and lower effective rate in 2009 were primarily due to research and experimentation credits and various other permanent items.
Foreign Currency Translation
          Gains or losses resulting from the transactions with the Company’s UK subsidiary were reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity. The Company closed its operation in the UK and wrote off the foreign currency translation gain.

Management’s Discussion of Liquidity and Capital Resources
          At February 28, 2010 and February 28, 2009, the Company had total cash of $0.5 million and $0.7 million, respectively. The Company’s working capital was $21.8 and $36.4 million at February 28, 2010 and February 28, 2009. At February 28, 2010, the Company’s $20.1 million in outstanding lines of credit were classified as short-term debt as the bank agreement expires June 2010, as discussed later in this section. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, borrowings from its CEO and long-term debt.
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
          Cash provided by operations was $0.4 million in fiscal 2010 and $1.3 million in fiscal 2009. During fiscal 2010, net working capital items decreased by $4.1 million due to an increase in accounts receivable of $2.8 due to large billings on contracts at year-end and inventory of $2.7 due to gearing up for new contracts and a last time buy of CRTs of $2.2 million due to manufacturers discontinuing the production of CRT inventories. These increases were offset by a decrease in refundable income taxes of $1.7.
          Investing activities used cash of $0.7 million and $1.3 million in fiscal 2010 and fiscal 2009, respectively. Capital expenditures exclusive of acquisitions were $0.4 million and $0.9 million in fiscal 2010 and fiscal 2009, respectively. Capital expenditures in fiscal 2010 and 2009 were for general maintenance requirements and computer hardware. The Company does not anticipate significant investments in capital assets for fiscal 2011 beyond normal maintenance requirements.
          Financing activities used cash of $0.0 million and $0.8 million in fiscal 2010 and fiscal 2009, respectively. During fiscal 2010, the Company used cash for the repurchase of common stock of $0.3, borrowed a net amount of $0.6 from related parties, and used cash for the net repayment of debt of $0.3.
          On September 26, 2008, the Company executed a Loan and Security Agreement with RBC Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Ltd. As of February 28, 2010, the outstanding balances of these lines of credit were $16.7 million and $3.5 million, respectively. The available amounts for borrowing were $0.3 million and $0.0 million, respectively. These loans are secured by all assets, personal property, and certain real property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow, and asset coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The Company’s $17.0 million line of credit was extended to June 2010, and accordingly is classified under short-term liabilities on the Company’s balance sheet. The Company’s subsidiary, Fox International, Ltd. agreement expires in June 2010 and is classified in short term liabilities. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, as defined in the loan documents. In conjunction with Loan and Security Agreement, the syndicate also executed a $1.7 million term note with the Company repayable in 32 monthly increments of $50,000 each through July 1, 2011, and the Chief Executive Officer (“CEO”) of the Company personally provided a $6.0 million subordinated term note to the Company. The Company’s CEO loaned the Company an additional $1.2 million during the fiscal year ending February 28, 2010 leaving the balance outstanding under this loan agreement at approximately $2.8 million at February 28, 2010. See related information in Notes 7 and 8 to the Consolidated Financial Statements. These new lines of credit replaced the existing lines of credit with a syndicate including RBC Centura Bank and Regions Bank, which were terminated in conjunction with this agreement.
          On May 24, 2010, the Company and the RBC Bank signed an amendment to the Loan and Security Agreement that extended the $17 million line of credit and the Company’s subsidiary Fox International’s $3.5 million line of credit to September 30, 2010.
          The Company is in negotiations with RBC Bank for a new senior secured credit facility. The bank has indicated its intentions to renew with Video Display Company and is interviewing for a partner to syndicate the loans. The $21.5 million facility is expected to have three parts, a $15.5 million LOC, a $3.0 million equipment term loan for 5 years, and a $3.0 million real estate term loan for 10 years. The LOC is for a period of 35 months. The initial pricing is Libor +300 bps, with a minimum interest rate of 4% and will be adjusted quarterly based on a quarterly fixed charge cover ratio test with the minimum of 4% in effect. However, the Company is also talking with other financial institutions in the unlikely event it cannot secure new financing with RBC Bank.
          If the Company is unable to refinance its debt with RBC or another financial institution, the bank could exercise its rights against the collateral granted under the terms of the loan agreement. The Company cannot guarantee it will have sufficient assets and funds to repay the borrowings under the debt agreements if this occurs. Management believes it will be successful in its negotiations with the lenders in securing a new loan agreement; however, there can be no assurance an agreement can be reached.
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2010, the Company repurchased 229,037 shares at an average price of $1.50 per share, which have been added to treasury shares on the consolidated balance sheet. Under this program, an additional 816,418 shares remain authorized to be repurchased by the Company at February 28, 2010. As discussed in Note 7, the Loan and Security Agreement executed by Company on June 29, 2006 included restrictions on investments that restricted further repurchases of stock under this program. The participating banks granted an exception to these restrictions, allowing the Company to purchase unlimited shares providing the company meets the covenants in the loan agreement. Under an amendment to the credit agreement signed on August 25, 2009, repurchases are subject to prior written bank approval.
Transactions with Related Parties, Contractual Obligations, and Commitments
          In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006, the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through

July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the RBC Bank. The Company’s CEO loaned the Company an additional $1.2 million during the fiscal year ending February 28, 2010 leaving the balance outstanding under this loan agreement at approximately $2.8 million at February 28, 2010.
          The Company has a demand note outstanding from another officer, bearing interest at 8 percent. Principal payments of $73,000 and $63,000 were made on this note in fiscal 2010 and 2009, respectively, there were no additional advances on this note during fiscal 2010 or 2009. The balance outstanding on this note is $116,000 at February 28, 2010.
Contractual Obligations
          Future maturities of long-term debt and future contractual obligations due under operating leases at February 28, 2010 are as follows (in thousands):

	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$24,685	$21,281	$1,377	$858	$1,169
Capital lease obligations	420	201	185	34	—
Interest obligations on long-term debt and capital lease obligations (a)	3,169	1,722	1,028	257	162
Operating lease obligations	6,504	1,440	2,213	1,705	1,146
Purchase obligations	1,855	1,855	—	—	—
Warranty reserve obligations	451	451	—	—	—

Total	$37,084	$26,950	$4,803	$2,854	$2,477

(a)	This line item was calculated by utilizing the effective rate on outstanding debt as of February 28, 2010.
Off-Balance Sheet Arrangements
          Except for operating leases, the Company historically has not relied upon off-balance sheet arrangements, transactions or relationships that would materially affect liquidity or the availability of, or requirements for, capital resources.
Critical Accounting Estimates
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
          The reserve for inventory obsolescence was approximately $4.7 million and $3.6 million at February 28, 2010 and February 28, 2009, respectively. During fiscal 2009, the Company wrote down inventories of $1.2 million to market that had previously been reserved and disposed of $1.1 million of inventory at its Aydin subsidiary that previously had been reserved.
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
          A portion of the Company’s revenue is derived from contracts to manufacture display systems to a buyer’s specification. These contracts are accounted for under the provisions of FASB ASC Topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts”. These contracts are fixed-price and cost-plus contracts and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.
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
Recent Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance effective for financial statements issued for periods ending after September 15, 2009. “The FASB Accounting Standards Codification” (FASB ASC) establishes the source of authoritative accounting standards generally accepted in the United States of America (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. Our adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
          In June 2009, the FASB issued revised guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. These revisions to FASB ASC Topic 810, “Consolidation,” are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
          In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. These revisions, which are a part of FASB ASC Topic 805, “Business Combinations,” address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance did not have a material impact on our consolidated financial statements.

          In April 2008, the FASB issued revised guidance for the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These revisions to FASB ASC Topic 350, “Intangible Assets,” are intended to improve the consistency between the useful life of recognized intangible assets and the period of expected cash flows used to measure the fair value of the intangible asset. This guidance is effective for fiscal years beginning after December 15, 2008. This guidance did not have a material impact on our consolidated financial statements.
          In December 2007, the FASB issued revised guidance for the accounting of business combinations. These revisions to FASB ASC Topic 805, “Business Combinations,” require that the acquisition method of accounting (previously the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. This guidance also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will apply prospectively to business combinations for which the acquisition date is on or after March 1, 2009. We will be required to expense costs related to any acquisitions after February 28, 2009.
          In December 2009, the FASB issued revised guidance FASB ASC 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). FASB ASC 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, FASB ASC 2009-17 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. FASB ASC 2009-17 is effective for interim and annual reporting periods ending after November 15, 2009. This guidance did not have a material impact on our consolidated financial statements.
          In January 2010, the FASB issued revised guidance FASB ASC 2010-06, “Fair Value Measurements and Disclosures — Overall Subtopic” (Subtopic 820-10) to improve disclosure requirements for Fair Value Measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This guidance did not have a material impact on our consolidated financial statements.
          In February 2010, the FASB issued revised guidance FASB ASC 2010-09, “Subsequent Events” (Topic 855) to amend Subtopic 855-10. Among the provisions of the amendments is the removal for public companies of the requirement to disclose the date through which subsequent events were evaluated. All of the amendments in this Update are effective upon issuance of the final Update for most filers.
Impact of Inflation
          Inflation has not had a material effect on the Company’s results of operations to date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $24.2 million of outstanding debt at February 28, 2010 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $242,000 in pre-tax income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at February 28, 2010. The Company does not trade in derivative financial instruments.
Item 8. Financial Statements and Supplementary Data.
Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Video Display Corporation
We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the “Company”) as of February 28, 2010 and February 28, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 28, 2010 and February 28, 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, the Company is in negotiations with its bank for a new senior credit facility. The Company’s present credit facility, which was to expire on June 30, 2010, has been extended by the bank through September 30, 2010.
/s/ Carr, Riggs & Ingram, LLC
Atlanta, Georgia
May 28, 2010

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	February 28,	February 28,
	2010	2009

Assets
Current Assets
Cash	$465	$662
Accounts receivable, less allowance for Bad debts of $160 and $530, respectively	11,673	9,088
Inventories, net	37,997	36,692
Cost and estimated earnings in excess of billings on uncompleted contracts	4,089	1,421
Deferred income taxes	2,879	2,724
Income taxes refundable	162	1,836
Outside Investments	78	335
Prepaid expenses and other current assets	520	612

Total current assets	57,863	53,370

Property, plant and equipment:
Land	585	585
Buildings	8,292	8,262
Machinery and equipment	22,174	21,786

	31,051	30,633
Accumulated depreciation	(25,322)	(23,866)

Net property, plant and equipment	5,729	6,767

Goodwill	1,376	1,376
Intangible assets, net	1,843	2,083
Deferred income taxes	760	576
Other assets	32	36

Total assets	$67,603	$64,208

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	February 28,	February 28,
	2010	2009
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$9,232	$7,175
Accrued liabilities	4,475	5,245
Billings in excess of cost and estimated earnings on uncompleted contracts	880	108
Current maturities of notes payable to officers and directors	511	396
Line of credit	20,143	3,493
Current maturities of long-term debt And financing lease obligations	825	544

Total current liabilities	36,066	16,961

Lines of credit	—	16,498
Long-term debt, less current maturities	957	1,707
Financing lease obligations, less current maturities	221	162
Notes payable to officers and directors, less current maturities	2,447	1,992
Other long-term liabilities	415	123

Total liabilities	40,106	37,443

Commitments and contingencies (See Note 15)	—	—

Shareholders’ Equity
Preferred stock, no par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value — 50,000 shares authorized; 9,732 issued and 8,365 outstanding at February 28, 2010, and 9,732 issued and 8,601 outstanding at February 28, 2009	7,293	7,293
Additional paid-in capital	193	147
Retained earnings	27,401	26,461
Accumulated other comprehensive income (loss)	—	(90)
Treasury stock, 1,367 shares at February 28, 2010 and 1,131 shares at February 28, 2009 at cost	(7,390)	(7,046)

Total shareholders’ equity	27,497	26,765

Total liabilities and shareholders’ equity	$67,603	$64,208

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Consolidated Statement of Operations
(in thousands, except per share data)

	February 28,	February 28,
	2010	2009

Net sales	$70,431	$72,903
Cost of goods sold	46,651	48,023

Gross profit	23,780	24,880

Operating expenses
Selling and delivery	6,961	7,388
General and administrative	14,642	16,854

	21,603	24,242

Operating income	2,177	638

Other income (expense)
Interest expense	(1,086)	(1,083)
Other, net	337	325

	(749)	(759)

Income before income taxes	1,428	(120)
Provision (benefit) for income taxes	488	(434)

Net income	$940	$314

Net income per share — basic	$0.11	$0.03

Net income per share — diluted	$0.11	$0.03

Average shares outstanding — basic	8,427	9,315

Average shares outstanding — diluted	8,744	9,664

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(in thousands)

							Current
					Accumulated		Year
			Additional		Other		Compre-
	Common	Share	Paid-in	Retained	Comprehensive	Treasury	hensive
	Shares*	Amount	Capital	Earnings	Income (Loss)	Stock	Income

Balance, February 29, 2008	9,491	7,293	127	26,147	85	(2,702)

Net income	—	—	—	314	—	—	$314
Foreign currency translation adjustment	—	—	—	—	(175)	—	(175)

Total comprehensive income	—	—	—	—	—	—	$139

Issuance of common stock from treasury	9	—	—	—	—	77
Repurchase of treasury stock	(899)	—	—	—	—	(4,421)
Share based compensation	—	—	20	—	—	—

Balance, February 28, 2009	8,601	7,293	147	26,461	(90)	(7,046)

Net income	—	—	—	940	—	—	$940
Foreign currency translation adjustment	—	—	—	—	90	—	90

Total comprehensive income	—	—	—	—	—	—	$1,030

Repurchase of treasury stock	(229)	—	—	—	—	(344)
Share based compensation	—	—	46	—	—	—
Adjustment to correct shares	(7)	—	—	—	—	—

Balance, February 28, 2010	8,365	$7,293	$193	$27,401	$—	$(7,390)

*	Common Shares are shown net of Treasury Shares
The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	February 28,	February 28,
	2010	2009
Operating Activities
Net income	$940	$314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,196	2,387
Provision for bad debts	230	406
Reserves on inventories	1,399	1,247
Non-cash charge for share based compensation	46	20
Deferred income taxes	(340)	(110)
Loss on disposal of equipment	—	36
Change in other assets and liabilities	5	—
Changes in working capital items, net of effect of acquisitions:
Accounts receivable	(2,815)	879
Inventories	(2,704)	(3,389)
Cost, estimated earnings and billings, net on uncompleted contracts	(1,896)	912
Prepaid expenses and other assets	92	(241)
Decrease (increase) in income taxes refundable	1,674	(1,164)
Accounts payable and accrued liabilities	1,579	12

Net cash provided by operating activities	406	1,309

Investing Activities
Capital expenditures	(418)	(991)
Patents	—	(12)
License Agreement	(500)	—
Sales of (investments in) equity securities	257	(334)

Net cash used in investing activities	(661)	(1,337)

Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	13,760	24,763
Repayments of long-term debt, lines of credit and financing lease obligations	(14,018)	(20,552)
Proceeds from notes payable from officers and directors	1,166	115
Repayments of notes payable to officers and directors	(596)	(2,459)
Purchases and retirements of common stock and purchases of treasury stock	(344)	(2,638)

Net cash used in financing activities	(32)	(771)

Effect of exchange rates on cash	90	(175)

Net change in cash	(197)	(974)

Cash, beginning of year	662	1,636

Cash, end of year	$465	$662

The accompanying notes are an integral part of these consolidated statements.
See Note 16 for supplemental cash flow information.

Note 1. Summary of Significant Accounting Policies
Fiscal Year
          All references herein to “2010” and “2009” mean the fiscal years ended February 28, 2010 and February 28, 2009 respectively.
Nature of Business
          Video Display Corporation and subsidiaries (the “Company”) is a world-class provider and manufacturer of video products, components, and systems for data display and presentation of electronic information media in all requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems for government, military, aerospace, medical and commercial organizations. The Company also acts as a wholesale distributor of electronic parts and CRTs purchased from domestic and foreign manufacturers. In addition, the Company operates a call center that acts as a consumer and dealer support center for in-warranty and out-of-warranty household products, appliances, parts and accessories for Black & Decker, Delonghi, Norelco, Coby and various other manufacturers. This call center also acts as a technical support center for these same manufacturers. The Company’s operations are located in the U.S.; however, the Company did have a subsidiary operation located in the United Kingdom that closed in October 2008.
Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.
Basis of Accounting
          In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance effective for financial statements issued for periods ending after September 15, 2009. “The FASB Accounting Standards Codification” (FASB ASC) establishes the source of authoritative accounting standards generally accepted in the United States of America (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. Our adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
Use of Estimates
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, bad debts, inventory reserves, valuations on deferred income tax assets, goodwill, and other intangible assets, accounting for percentage of completion contracts and the length of product life cycles and fixed asset lives. Actual results could vary from these estimates.

Banking and Liquidity
          On May 24, 2010, the Company and the RBC Bank signed an amendment to the Loan and Security Agreement that extended the $17 million line of credit and the Company’s subsidiary Fox International’s $3.5 million line of credit to September 30, 2010. The original agreement dated September 26, 2008 was due to expire on June 30, 2010.
          The Company is in negotiations with RBC Bank for a new senior secured credit facility. The bank has indicated its intentions to renew with Video Display Corporation and is interviewing for a partner to syndicate the loans. The $21.5 million facility is expected to have three parts, a $15.5 million LOC, a $3.0 million equipment term loan for 5 years, and a $3.0 million real estate term loan for 10 years. The LOC is for a period of 35 months. The initial pricing is Libor +300 bps, with a minimum interest rate of 4% and will be adjusted quarterly based on a quarterly fixed charge cover ratio test with the minimum of 4% in effect.
          If the Company is unable to refinance its debt with RBC or another financial institution, the bank could exercise its rights against the collateral granted under the terms of the loan agreement. The Company cannot guarantee it will have sufficient assets and funds to repay the borrowings under the debt agreements if this occurs. Management believes it will be successful in its negotiations with the lenders in securing a new loan agreement; however, there can be no assurance an agreement can be reached
Revenue Recognition
          Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collect-ability can be reasonably assured. The Company’s delivery term typically is F.O.B. shipping point. The Company offers one-year and two-year limited warranties on certain products. The Company records, under the provisions of FASB ASC Topic 460-10-25 “Guarantees: Recognition,” a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available.
          In accordance with FASB ASC Topic 605-45 “Revenue Recognition: Principal Agent Considerations”, shipping, and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of operations. Shipping costs of $1.6 million and $1.9 million were included in the fiscal years ended 2010 and 2009, respectively.
          A portion of the Company’s revenue is derived from contracts to manufacture video displays to a buyer’s specification. These contracts are accounted for under the provisions of FASB ASC Topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts”. The Company utilizes the percentage of completion method as contemplated by this SOP to recognize revenue on all contracts to design, develop, manufacture, or modify complex electronic equipment to a buyer’s specification. Percentage of completion is measured using the ratio of costs incurred to estimated total costs at completion. Any losses identified on contracts are recognized immediately.
          The Wholesale Distribution Segment has several distribution agreements that it accounts for using the gross revenue basis and one agreement which uses the net revenue basis as prescribed by FASB ASC Topic 605-45 “Revenue Recognition: Principal Agent Considerations”. The Company uses the gross method because the Company has general inventory risk, physical loss inventory risk and credit risk on the majority of its agreements but uses the net method on the one agreement because it does not have those same risks for that agreement. The call center service revenue is recognized based on written pricing agreements with each manufacturer, on a per-call, per-email, or per-standard-mail basis.

Research and Development
          The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative expenses. Research and development costs were approximately $1.0 million and $1.3 million in the fiscal years ended 2010 and 2009 respectively.
Financial Instruments
          Fair values of cash, accounts receivable, short-term liabilities, and debt approximate cost due to the short period of time to maturity. Recorded amounts of long-term debt and convertible debentures are considered to approximate fair value due to either rates that fluctuate with the market or are otherwise commensurate with the current market.
Accounts Receivable and Allowance for Doubtful Accounts
          Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to general contractors, government agencies, manufacturers, and consumers of video displays and CRTs in the display segment and consumers of electronic products in the wholesale segment. Management performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances, such as foreign sales. The allowance for doubtful accounts is determined by reviewing all accounts receivable and applying historical credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors as well as payment history and overall trends in past due accounts compared to established thresholds. The Company monitors credit exposure and assesses the adequacy of the allowance for doubtful accounts on a regular basis. Historically, the Company’s allowance has been sufficient for any customer write-offs. Management believes accounts receivable are stated at amounts expected to be collected.
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
Inventories
          Inventories consist primarily of flat panel displays, CRTs, electron guns, monitors, and electronic parts. Inventories are stated at the lower of cost (primarily first-in, first-out) or market.
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

Property, Plant and Equipment
          Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. Depreciation expense totaled approximately $1.5 million and $1.5 million for the fiscal years ended 2010 and 2009 respectively. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred.
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
Goodwill and Other Intangibles
          Goodwill and non-amortizable intangible assets are tested for impairment annually unless events or circumstances exist that would require an assessment in the interim. The Company, in order to estimate the fair value of goodwill and non-amortizable intangible assets estimate future revenue, considers market factors, and estimates our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the assets carried on our balance sheet to their estimated fair value. Assumptions, judgments, and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy or our forecast. Although we believe the assumptions, judgments and estimates we have made are reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results. As a result of such testing in February 2010 and 2009, the Company determined there was no impairment of goodwill.
          Amortizable intangible assets consist primarily of customer lists and non-competition agreements related to acquisitions. Intangible assets are amortized using the straight-line method over their estimated period of benefit. The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. No impairment of intangible assets has been identified during any of the periods presented.
Stock-Based Compensation Plans
          The Company accounts for employee share-based compensation under the fair value method and uses an option pricing model for estimating the fair value of stock options at the date of grant as required by FASB ASC Topic 718-10-30, “Compensation – Stock Compensation: Initial Measurement”. For the fiscal year ended February 28, 2010 and February 28, 2009, the Company recognized general and administrative expense of $45,904 and $20,000 related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of February 28, 2010, total unrecognized compensation costs related to stock options and shares of restricted stock granted was $82,482. The unrecognized share based compensation cost is expected to be recognized ratably over a period of approximately 3 years.

Comprehensive Income
          FASB ASC Topic 220 “Comprehensive Income” establishes standards for reporting and presentation of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. Total comprehensive income was approximately $1.0 million and $0.1 million in the fiscal years ended 2010 and 2009, respectively.
Stock Repurchase Program
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009 the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2010, the Company repurchased 229,037 shares at an average price of $1.50 per share, which have been added to treasury shares on the consolidated balance sheet. Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at February 28, 2010. The Loan and Security Agreement executed by the Company on September 26, 2008 included restrictions on investments that restricted further repurchases of stock under this program. Under the amendment to the credit agreement signed on August 25, 2009, repurchases are subject to prior written bank approval.
Taxes on Income
          The Company accounts for income taxes under the asset and liability method prescribed in FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
          The Company has adopted the guidance in FASB ASC Topic 740-10-25-6, “Income Tax: Basic Recognition Threshold” which prescribes the accounting for uncertainty in income taxes recognized in the Companies’ consolidated financial statements. This guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material unrecognized tax benefits. As of February 28, 2010, the Company does not have any material unrecognized tax benefits.
          The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued upon the adoption of FASB ASC Topic 740-10-25 and, as of February 28, 2010, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.
          An examination by the Internal Revenue Service (“IRS”) was concluded during the Company’s fiscal year ending February 28, 2009 for the fiscal years of 2007 and 2008. The result of the audit was an adjustment of approximately $115,000 for differences in the valuation of the inventory, approximately $42,000 related to transfer pricing adjustments and approximately $23,000 of interest. The Company’s tax year ended February 28, 2009 remains open to examination.

Foreign Currency Translations
          Assets and liabilities of foreign subsidiaries are translated using the exchange rate in effect at the end of the year. Revenues and expenses are translated using the average of the exchange rates in effect during the year. Translation adjustments and transaction gains and losses related to long-term inter-company transactions are accumulated as a separate component of shareholders’ equity. The Company had a subsidiary in the United Kingdom, which was not material, and used the British pound as its functional currency. The Company closed its operation in the UK and wrote off the foreign currency translation gain during 2010.
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
          The following is a reconciliation of basic earnings per share to diluted earnings per share for 2010 and 2009, (in thousands, except for per share data)

		Average Shares	Net Income
	Net Income	Outstanding	Per Share
2010
Basic	$940	8,427	$0.11
Effect of dilution:
Options	—	317

Diluted	$940	8,744	$0.11

2009
Basic	$314	9,315	$0.03
Effect of dilution:
Options	—	349

Diluted	$314	9,664	$0.03

          Stock options, debentures, and other liabilities convertible into 47,000 and 87,000 shares respectively of the Company’s common stock were anti-dilutive and were excluded from the fiscal 2010 and 2009 diluted earnings per share calculation.
Segment Reporting
          The Company applies FASB ASC Topic 280, “Segment Reporting” to report information about operating segments in annual and interim financial reports. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the chief operating decision maker in order to make decisions about allocating resources, and for which discrete financial information is available (see Note 12. Segment Reporting).
Recent Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance effective for financial statements issued for periods ending after September 15, 2009. “The FASB Accounting Standards Codification” (FASB ASC) establishes the source of authoritative accounting standards generally accepted in the United States of America (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. Our adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
          In June 2009, the FASB issued revised guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. These revisions to FASB ASC Topic 810, “Consolidation,” are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
          In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. These revisions, which are a part of FASB ASC Topic 805, “Business Combinations,” address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance did not have a material impact on our consolidated financial statements.
          In April 2008, the FASB issued revised guidance for the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These revisions to FASB ASC Topic 350, “Intangible Assets,” are intended to improve the consistency between the useful life of recognized intangible assets and the period of expected cash flows used to measure the fair value of the intangible asset. This guidance is effective for fiscal years beginning after December 15, 2008. This guidance did not have a material impact on our consolidated financial statements.
          In December 2007, the FASB issued revised guidance for the accounting of business combinations. These revisions to FASB ASC Topic 805, “Business Combinations,” require that the acquisition method of accounting (previously the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. This guidance also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will apply prospectively to business combinations for which the acquisition date is on or after March 1, 2009. We will be required to expense costs related to any acquisitions after February 28, 2009.
          In December 2009, the FASB issued revised guidance FASB ASC 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). FASB ASC 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, FASB ASC 2009-17 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. FASB ASC 2009-17 is effective for interim and annual reporting periods ending after November 15, 2009. This guidance did not have a material impact on our consolidated financial statements.

          In January 2010, the FASB issued revised guidance FASB ASC 2010-06, “Fair Value Measurements and Disclosures — Overall Subtopic” (Subtopic 820-10) to improve disclosure requirements for Fair Value Measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This guidance did not have a material impact on our consolidated financial statements.
          In February 2010, the FASB issued revised guidance FASB ASC 2010-09, “Subsequent Events” (Topic 855) to amend Subtopic 855-10. Among the provisions of the amendments is the removal for public companies of the requirement to disclose the date through which subsequent events were evaluated. All of the amendments in this Update are effective upon issuance of the final Update for most filers.
Note 2. Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
          Information relative to contracts in progress consisted of the following (in thousands):

	February 28,	February 28,
	2010	2009

Costs incurred to date on uncompleted contracts	$5,476	$3,423
Estimated earnings recognized to date on these contracts	2,934	1,515

	8,410	4,938
Billings to date	(5,201)	(3,625)

Costs and estimated earnings in excess of billings, net	$3,209	$1,313

Costs and estimated earnings in excess of billings	$4,089	$1,421
Billings in excess of costs and estimated earnings	(880)	(108)

	$3,209	$1,313

          Costs and estimated earnings in excess of billings are the results of contracts in progress (jobs) in completing orders to customers’ specifications on contracts accounted for under FASB ASC Topic 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts.” Costs included are material, labor, and overhead. These jobs require design and engineering effort for a specific customer purchasing a unique product. The Company records revenue on these fixed-price and cost-plus contracts on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable. Billings are generated based on specific contract terms, which might be a progress payment schedule, specific shipments, etc. None of the above contracts in progress contains post-shipment obligations.
          Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The effect of changes in the estimated profitability of contracts for fiscal 2010 was to decrease net earnings by approximately $0.1 million pre-tax and $0.07 million after tax below the amounts that would have been reported had the preceding year contract profitability estimates been used. The effect of changes in the estimated profitability of contracts for fiscal 2009 was to increase net earnings by approximately $0.2 million pre-tax and $0.1 million after tax above the amounts that would have been reported had the preceding year contract profitability estimates been used.
          As of February 28, 2010 and February 28, 2009, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 28, 2010 and February 28, 2009, there were no progress payments that had been netted against inventory.
Note 3. Intangible Assets
          Intangible assets consist primarily of the unamortized value of purchased patents/designs, customer lists, non-compete agreements and miscellaneous other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from five to 15 years. Amortization expense related to intangible assets was $740,000 and $883,000 for fiscal 2010 and 2009 respectively. As of February 28, 2010 and February 28, 2009, the cost and accumulated amortization of intangible assets was as follows (in thousands):

	February 28, 2010		February 28, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Customer lists	$3,611	$2,466	$3,611	$2,124
Non-compete agreements	1,245	1,234	1,245	1,054
Patents/designs	777	516	777	395
Other intangibles	649	223	149	126

	$6,282	$4,439	$5,782	$3,699

          Expected amortization expense for the next five years and thereafter is as follows (in thousands):

Year	Amort. Exp.
2011	$339
2012	$283
2013	$238
2014	$238
2015	$163
Thereafter	$582
Note 4. Business Acquisitions
          On September 28, 2008, the Company acquired the assets of Boundless Technologies, Inc. (Boundless Technologies) of Farmingdale, N.Y. and has transferred the company’s operations to its subsidiary Z-Axis near Rochester, N. Y. Boundless Technologies designs and manufactures text terminals and thin clients for computer systems in manufacturing, retail, health care, financial, and educational settings. The assets acquired in the transaction have been recorded at fair market value at the date of acquisition and include raw material inventories valued at $196,598 and equipment valued at $86,176.

Note 5. Inventories
          Inventories consisted of the following (in thousands):

	February 28,	February 28,
	2010	2009
Raw materials	$20,464	$20,086
Work-in-process	8,396	7,938
Finished goods	13,789	12,245

	42,649	40,269
Reserves for obsolescence	(4,652)	(3,577)

	$37,997	$36,692

          During fiscal 2010, the Company disposed of inventories of $0.3 million of which $0.1 million was previously reserved. During fiscal 2009, the Company wrote down inventories of $1.2 million to market that had previously been reserved and disposed of $1.1 million of inventory at its Aydin subsidiary that had previously been reserved.
Note 6. Long-Term Debt
          Long-term debt consisted of the following (in thousands):

	February 28,	February 28,
	2010	2009
Note payable to RBC Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of February 28, 2010); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company.	$1,128	$1,553

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of February 28, 2010); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	454	478

Other	—	33

	1,582	2,064
Financing lease obligations	421	349

	2,003	2,413
Less current maturities	(825)	(544)

	$1,178	$1,869

          Future maturities of long-term debt and capitalized lease obligations are as follows (in thousands):

Year	Amount
2011	$825
2012	681
2013	90
2014	50
2015	51
Thereafter	306

$2,003

Note 7. Lines of Credit
          On September 26, 2008, the Company executed a Loan and Security Agreement with RBC Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Ltd. As of February 28, 2010, the outstanding balances of these lines of credit were $16.7 million and $3.5 million, respectively. The available amounts for borrowing were $0.3 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The $17 million line of credit was extended to June 2010, and accordingly is classified under short-term liabilities on the Company’s balance sheet. The Company’s subsidiary, Fox International, Ltd agreement expires in June 2010 and is classified in short term liabilities. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents. In conjunction with Loan and Security Agreement, the syndicate also executed a $1.7 million term note with the Company repayable in 32 monthly increments of $50,000 each through July 1, 2011, and the Chief Executive Officer (“CEO”) of the Company personally provided a $6.0 million subordinated term note to the Company. See related information in Note 8 below. These new lines of credit replaced the existing lines of credit outstanding with a syndicate including RBC Bank and Regions Bank, which were terminated in conjunction with this agreement.
          On February 26, 2010, the Company and the RBC Bank signed an amendment to the Loan and Security Agreement that extended the Fox International Line of Credit to June 30, 2010 and eliminated the asset cover ratio covenant for the quarter ending February 28, 2010.
          On May 24, 2010, the Company and the RBC Bank signed an amendment to the Loan and Security Agreement that extended the $17 million line of credit and the Company’s subsidiary Fox International’s $3.5 million line of credit to September 30, 2010.
          The Company is in negotiations with RBC Bank for a new senior secured credit facility. The bank has indicated its intentions to renew with Video Display Corporation and is interviewing for a partner to syndicate the loans. The $21.5 million facility is expected to have three parts, a $15.5 million LOC, a $3.0 million equipment term loan for 5 years, and a $3.0 million real estate term loan for 10 years. The LOC is for a period of 35 months. The initial pricing is Libor +300 bps, with a minimum interest rate of 4% and will be adjusted quarterly based on a quarterly fixed charge cover ratio test with the minimum of 4% in effect. However, the Company is also talking with other financial institutions in the unlikely event it cannot secure new financing with RBC Bank.
          If the Company is unable to refinance its debt with RBC or another financial institution, the bank could exercise its rights against the collateral granted under the terms of the loan agreement. The Company cannot guarantee it will have sufficient assets and funds to repay the borrowings under the debt agreements if this occurs. Management believes it will be successful in its negotiations with the lenders in securing a new loan agreement; however, there can be no assurance an agreement can be reached
Note 8. Notes Payable to Officers and Directors
          In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. Interest payments of $197,000 and $167,000 were paid on this note in fiscal 2010 and fiscal 2009, respectively. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Bank. The Company’s CEO loaned the Company an additional $1.2 million during the fiscal year ending February 28, 2010 leaving the balance outstanding under this loan agreement at approximately $2.8 million at February 28, 2010.

          The Company has a demand note outstanding from another officer, bearing interest at 8%. Principal payments of $73,000 and $63,000 were made on these notes in fiscal 2010 and 2009, respectively. Interest payments of $17,000 and $19,000 were paid on this note in fiscal 2010 and fiscal 2009, respectively. The balance outstanding on this note is approximately $116,000 at February 28, 2010.
Note 9. Accrued Expenses and Warranty Obligations
          The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2010 and 2009. The Company provides no other guarantees.

	2010	2009
Balance at beginning of year	$585	$576
Provision for current year sales	761	1,713
Warranty costs incurred	(895)	(1,704)

Balance at end of year	$451	$585

          Accrued liabilities consisted of the following (in thousands):

	February 28,	February 28,
	2010	2009
Accrued compensation and benefits	$1,089	$1,095
Accrued liability to issue stock	1,625	1,625
Accrued warranty	451	585
Accrued customer advances	77	128
Accrued other	1,233	1,813

	$4,475	$5,245

Note 10. Stock Options
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
          Information regarding the stock option plans is as follows:

		Average
	Number of	Exercise
	Shares	Price
	(in thousands)	Per Share

Outstanding at February 29, 2008	124	$5.31
Granted	6	8.08
Forfeited or expired	(43)	5.40

Outstanding at February 28, 2009	87	$5.46
Granted	6	3.27
Forfeited or expired	—	—

Outstanding at February 28, 2010	93	$5.21

Options exercisable
February 28, 2010	52	$3.94
February 28, 2009	46	3.40

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
Range	February 28, 2010	Contractual Life	Average	February 28, 2010	Average
of Exercise Prices	(in thousands)	(in years)	Exercise Price	(in thousands)	Exercise Price

$2.20 - 2.20	20	1.8	$2.20	20	$2.20
3.25 - 3.40	26	0.9	3.25	20	3.25
7.71 - 8.08	47	5.7	7.78	12	8.00

	93	3.5	$5.32	52	$3.94

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
Note 11. Taxes on Income
          Provision for (benefit from) income taxes in the consolidated statements of operations consisted of the following components (in thousands):

	Fiscal Year Ended
	February 28,	February 28,
	2010	2009
Current:
Federal	$85	$(400)
State	64	76
Foreign	—	—

	149	(324)

Deferred:
Federal	295	(96)
State	44	(14)

	339	(110)

Total	$488	$(434)

          Income before provision for taxes consisted of the following (in thousands):

	Fiscal Year Ended
	February 28,	February 28,
	2010	2009
U.S. operations	$1,563	$(52)
Foreign operations	(135)	(68)

	$1,428	$(120)

The following table shows the reconciliation of federal income taxes at the statutory rate on income before income taxes to the reported provision for income tax (in thousands):

	Fiscal Year Ended
	February 28,	February 28,
	2010	2009
Statutory U.S. federal income tax rate	$531	$(39)
State income taxes, net of federal benefit	62	(2)
Foreign operating income (loss)	(46)	(23)
Research and experimentation credits	(128)	(408)
Deemed Dividend Credit	10	—
State NOL adj — Fed. benefit	41	—
Transfer pricing adjustment	—	42
Non-deductible expenses	36	55
Domestic production activities deduction	(45)	(23)
Other	27	(34)

Taxes at effective income tax rate	$488	$(434)

          The effective tax rate for fiscal 2010 was 34.2% compared to (361.7%) for fiscal 2009. The higher effective rate in 2010 and lower effective rate in 2009 were primarily due to research and experimentation credits and various other permanent items.
          Deferred income taxes as of February 28, 2010 and February 28, 2009 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carry forwards.
          The sources of the temporary differences and carry forwards, and their effect on the net deferred tax asset consisted of the following (in thousands):

	Fiscal Year Ended
	February 28,	February 28,
	2010	2009
Deferred tax assets:
Uniform capitalization costs	$646	$720
Inventory reserves	1,768	1,359
Accrued liabilities	669	712
Allowance for doubtful accounts	61	231
Amortization of intangibles	673	559

	3,817	3,581

State NOL	79	134
Foreign tax credit carryforward	108	107

Deferred tax liabilities:
Basis difference of property, plant and equipment	(325)	(483)
Other	(40)	(39)

Net deferred tax assets	$3,639	$3,300

Current asset	$2,879	$2,724
Non-current asset	760	576

	$3,639	$3,300

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

Note 12. Segment Information
          In accordance with FASB ASC Topic 280, “Segment Reporting”, the Company has determined that it has two reportable segments. The two reportable segments are as follows: (1) the manufacture and distribution of displays and display components (“Display Segment”) and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers (“Wholesale Distribution Segment”). The operations within the Display Segment consist of monitors, data display CRTs, entertainment (television and projection) CRTs, projectors and other monitors and component parts. These operations have similar economic criteria, and are appropriately aggregated consistent with the criteria of FASB ASC Topic 280-10-50, “Segment Reporting: Disclosure”. The Company’s call center is an integral part of the distribution of electronic consumer parts, consumer and dealer support and technical support functions, with call activity for all of these functions being routed to call employees cross-trained to provide appropriate service. Accordingly, the call center is included within the Wholesale Distribution segment.
          Sales to foreign customers were 11% and 13% of consolidated net sales for fiscal 2010 and 2009, respectively. Foreign operations are included in the Display Segment.
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
          The following table sets forth net sales, income before income taxes, depreciation and amortization, capital expenditures, and identifiable assets for each reportable segment and applicable operations:

	Fiscal Year Ended
	February 28,	February 28,
	2010	2009
Net Sales
Display Segment
Monitors	$42,135	$40,596
Data display CRTs	7,181	8,003
Entertainment CRTs	579	1,281
Component parts	182	263

	50,077	50,143
Wholesale Distribution Segment	20,354	22,760

	$70,431	$72,903

	Fiscal Year Ended
	February 28,	February 28,
	2010	2009
Income (loss) before income taxes
Display Segment
Monitors	$2,168	$1,252
Data display CRTs	704	504
Entertainment CRTs	(571)	(173)
Component parts	92	317

	2,393	1,900
Wholesale Distribution Segment	(216)	(1,262)

	2,177	638

Other income (expense)
Interest expense	(1,086)	(1,083)
Other, net	337	325

	$1,428	$(120)

	Fiscal Year Ended
	February 28,	February 28,
	2010	2009
Depreciation and amortization
Display Segment
Monitors	$1,624	$1,804
Data display CRTs	152	166
Entertainment CRTs	32	34
Component parts	5	5

	1,813	2,009
Wholesale Distribution Segment	383	378

	$2,196	$2,387

	Fiscal Year Ended
	February 28,	February 28,
	2010	2009
Capital Expenditures**
Display Segment
Monitors	$146	$770
Data display CRTs	—	82
Entertainment CRTs	—	—
Component parts	—	—

	146	852
Wholesale Distribution Segment	272	139

	$418	$991

**	Includes non-cash additions and additions to fixed assets through business acquisitions.

	Fiscal Year Ended
	February 28,	February 28,
	2010	2009
Identifiable Assets
Display Segment
Monitors	$43,923	$49,232
Data display CRTs	15,110	4,576
Entertainment CRTs	763	2,181
Component parts	495	904

	60,291	56,785
Wholesale Distribution Segment	7,312	7,315

	$67,603	$64,208

	Fiscal Year Ended
	February 28,	February 28,
	2010	2009
Geographic sales information
United States	$62,557	$63,399
All other	7,874	9,504

	$70,431	$72,903

Note 13. Benefit Plan
          The Company maintains defined contribution plans that are available to all U.S. employees. The Company did not make a contribution in fiscal years ended 2010 and 2009 respectively for 401(k) matching contributions.
Note 14. Commitments and Contingencies
Operating Leases
          The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases, expiring at various dates through 2018. These leases provide that the Company pay taxes, insurance, and other expenses on the leased property and equipment. Rent expense for all leases was approximately $1.6 million and $1.8 million in fiscal 2010 and 2009 respectively.
Future minimum rental payments due under these leases are as follows (in thousands):

Fiscal Year	Amount

2011	$1,440
2012	1,173
2013	1,040
2014	860
2015	845
Thereafter	1,146

$6,504

Related Party Leases
          Included above are leases for manufacturing and warehouse facilities leased from the Company’s Chief Executive Officer under operating leases expiring at various dates through 2018. Rent expense under these leases totaled approximately $314,000 in fiscal 2010 and 2009.
          Future minimum rental payments due under these leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2011	$314
2012	314
2013	314
2014	314
2015	314
Thereafter	1,102

$2,672

          The Company is involved in various legal proceedings relating to claims arising in the ordinary course of business.
Legal Proceedings
          On June 4, 2009, the Company announced that its Aydin Displays, Inc., subsidiary had entered into a License Agreement with BARCO Federal Systems, LLC, and BARCO N.V. a Belgian corporation. The License Agreement resolves all active litigation filed and currently pending between the companies in the U.S. District Court of North Georgia. As part of the Agreement, BARCO issued a non-exclusive license to Aydin Displays, Inc. for the use of BARCO’s patented Flicker Compensation (FC) technology utilized in certain advanced naval and industrial LCD displays. Under the terms of this agreement, Aydin is currently the only company worldwide licensed by BARCO for utilization of BARCO’s FC in advanced LCD displays.
          Through this agreement, the Company is able to provide continued uninterrupted sales and support of LCD displays utilizing FC technology to existing and potential customer base. The Company looks on this agreement as mutually beneficial to both BARCO and Aydin in growing LCD display business.
          During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain assets of Clinton Electronics Corp. (“Clinton”), including inventory and fixed assets, for a total purchase price of $2,550,000, pursuant to an asset purchase agreement between the parties (the “APA”). The form of consideration for the assets acquired included: (i) a $1.0 million face value Convertible Note; (ii) an agreement to deliver a stock certificate representing Company Common Shares having a $1,125,000 in market value of the Company’s common stock in January 2008; and (iii) an agreement to deliver a stock certificate representing Company Common Shares having a $500,000 in market value of the Company’s common stock in January 2009. The Company has paid the $1.0 million Note Payable. The Company is disputing certain representations made by Clinton in the APA including but not limited to representations concerning revenue, expenses and inventory. As a result of this dispute, the Company has not issued the stock certificates scheduled for delivery in January 2008 and January 2009. As such, the Company has accrued a potential liability of $1,625,000 and this accrued liability is reflected in the Company’s current balance sheet.
          Pursuant to the terms of the APA, the Company and Clinton have agreed to mediate the dispute in Atlanta, Georgia during the Company’s second quarter. If mediation does not resolve the dispute, the APA provides for arbitration. Based on information currently available, the ultimate outcome of these disputed matters is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations. However, the ultimate outcome cannot be predicted with certainty, and there can be no assurance that the Company’s failure to prevail would not have a material adverse effect on the Company’s business, financial condition or results of operations.
Note 15. Concentrations of Risk and Major Customers
          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit.
          The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company’s Display Segment had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 37% and 40% of Display Segment net sales and 26% and 27% of consolidated net sales in fiscal 2010 and 2009, respectively. Sales to foreign customers were 11% and 13% of consolidated net sales in fiscal 2010 and 2009, respectively. The Company’s Wholesale Distribution Segment, Fox International, had net sales to two customers that comprised approximately 34% and 30% of that subsidiary’s net sales in fiscal 2010 and 2009, respectively. The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Note 16. Supplemental Cash Flow Information

	Fiscal Year Ended
	(in thousands)
	February 28,	February 28,
	2010	2009
Cash paid for:
Interest	$1,057	$1,083

Income taxes, net of refunds	$(847)	$751

          Non-cash investing and financing activities:
          During 2010 and 2009, the Company acquired certain computer and telephone equipment in the amount of $160,000 and $42,000 respectively under a financing lease obligation. During fiscal 2009, the Chief Executive Officer repaid the Company $1.7 million in common stock against a $2.0 million prepayment on the loan he made to the Company.
Note 17. Selected Quarterly Financial Data (unaudited)
          The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 28, 2010 and February 29, 2009, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share.

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)

Net Sales	$16,351	$16,840	$17,513	$19,727
Gross profit	5,838	5,968	5,185	6,789
Net income (loss)	151	26	70	693
Basic net income (loss) per share	$0.02	$0.00	$0.01	$0.08
Diluted net income (loss) per share	$0.02	$0.00	$0.01	$0.08

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)

Net Sales	$19,226	$18,988	$18,208	$16,481
Gross profit	7,192	7,068	5,619	5,001
Net income (loss)	580	553	(265)	(554)
Basic net income (loss) per share	$0.06	$0.06	$(0.03)	$(0.06)
Diluted net income (loss) per share	$0.06	$0.06	$(0.03)	$(0.06)

Note 18. Subsequent Events
          None
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
Item 9A (T). Controls and Procedures.
Evaluation of disclosure controls and procedures.
          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 28,2010). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2010, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2010. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 28, 2010 our internal control over financial reporting was effective.
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
Item 9B. Other Information.
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2010 fiscal year end (the “2010 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2010 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.
Item 11. Executive Compensation.
          The information contained in the 2010 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information contained in the 2010 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
          The information contained in the 2010 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.
Item 14. Principal Accounting Fees and Services.
          The information contained in the 2010 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm
Condensed Consolidated Balance Sheets as of February 28, 2010 and February 28, 2009.
Condensed Consolidated Statements of Operations — Fiscal Years Ended February 28, 2010 and February 28, 2009.
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Fiscal Years Ended February 28, 2010 and February 28, 2009.
Condensed Consolidated Statements of Cash Flows — Fiscal Years Ended February 28, 2010 and February 28, 2009.
Notes to Condensed Consolidated Financial Statements
          2. Financial Statement Schedules
          Schedule II — Valuation and Qualifying Accounts (with auditor’s report)
(b) Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).
3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).
10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K).
10(c)	Lease dated November 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia (incorporated by reference to Exhibit 10(c) to the Company’s 2009 Annual Report on Form 10-K).
10(d)	Amendment to Loan Documents and Waiver dated May 27, 2009 (incorporated by reference to Exhibit 10(d) to the Company’s 2009 Annual Report on Form 10-K).
10(e)	Second Amendment to Loan and Security Agreement dated February 26, 2010
10(f)	Amendment to Loan and Security Agreement dated May 24, 2010
10(h)	Loan and Security Agreement and related documents, dated September 26, 2008, among Video Display Corporation and Subsidiaries and RBC Centura Bank as lender and RBC Centura Bank as collateral agent (incorporated by reference to Exhibit 10(h) to the Company’s 2009 Annual Report on Form 10-K).
10(i)	$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).
10(j)	Video Display Corporation 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A).
21	Subsidiary companies
23.1	Consent of Carr, Riggs & Ingram, LLC
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 28, 2010	VIDEO DISPLAY CORPORATION
	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway Ronald D. Ordway	Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	May 28, 2010

/s/ Gregory L. Osborn Gregory L. Osborn	Chief Financial Officer (Principal Financial Officer)	May 28, 2010

/s/ Murray Fox Murray Fox	Director	May 28, 2010

/s/ Carolyn Howard Carolyn Howard	Director	May 28, 2010

/s/ Peter Frend Peter Frend	Director	May 28, 2010

/s/ Carleton Sawyer Carleton Sawyer	Director	May 28, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Video Display Corporation
Our audits of the consolidated financial statements referred to in our report dated May 28, 2009 included elsewhere in this Annual Report on Form 10-K also included the financial statement schedule of Video Display Corporation, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Video Display Corporation’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Carr, Riggs & Ingram, LLC
Atlanta, Georgia
May 28, 2009

VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Allowance for doubtful accounts:
February 28, 2010	$608	$230	$—	$678	$160
February 28, 2009	201	462	—	55	608

Reserves for inventory:
February 28, 2010	$3,577	$1,399	$—	$324	$4,652
February 29, 2009	5,551	1,247	—	3,221	3,577