Form 10-Q
period 2010-05-31
VIDEO DISPLAY CORP
filed 2010-07-19
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2010.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______ to ______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of May 31, 2010, the registrant had 8,364,801 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

ITEM 1. FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	May 31,	February 28,
	2010	2010
	(unaudited)
Assets
Current assets
Cash	$896	$465
Accounts receivable, less allowance for doubtful accounts of $199 and $160	8,707	11,673
Inventories, net	38,759	37,997
Cost and estimated earnings in excess of billings on uncompleted contracts	4,849	4,089
Deferred income taxes	2,862	2,879
Income taxes refundable	—	162
Outside investments	58	78
Prepaid expenses and other	530	520

Total current assets	56,661	57,863

Property, plant, and equipment:
Land	586	585
Buildings	8,316	8,292
Machinery and equipment	22,371	22,174

	31,273	31,051
Accumulated depreciation and amortization	(25,665)	(25,322)

Net property, plant, and equipment	5,608	5,729

Goodwill	1,376	1,376
Intangible assets, net	1,747	1,843
Deferred income taxes	789	760
Other assets	30	32

Total assets	$66,211	$67,603

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands)

	May 31,	February 28,
	2010	2010
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$6,789	$9,232
Accrued liabilities	5,031	4,475
Billings in excess of cost and estimated earnings on uncompleted contracts	969	880
Current maturities of notes payable to officers and directors	499	511
Line of credit	20,070	20,143
Income taxes payable	210	—
Current maturities of long-term debt and financing lease obligations	833	825

Total current liabilities	34,401	36,066
Long-term debt, less current maturities	783	957
Financing lease obligations, less current maturities	195	221
Notes payable to officers and directors, less current maturities	2,346	2,447
Other long term liabilities	402	415

Total liabilities	38,128	40,106

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value — 50,000 shares authorized; 9,732 issued and 8,365 outstanding at May 31, 2010 and 9,732 issued and 8,365 outstanding at February 28, 2010	7,293	7,293
Additional paid-in capital	203	193
Retained earnings	27,978	27,401
Treasury stock, 1,367 shares at cost	(7,390)	(7,390)

Total shareholders’ equity	28,084	27,497

Total liabilities and shareholders’ equity	$66,211	$67,603

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended
	May 31,
	2010	2009

Net sales	$20,337	$16,351

Cost of goods sold	13,900	10,513

Gross profit	6,437	5,838

Operating expenses
Selling and delivery	1,868	1,783
General and administrative	3,395	3,944

	5,263	5,727

Operating profit	1,174	111

Other income (expense)
Interest expense	(302)	(200)
Other, net	65	300

	(237)	100

Income before income taxes	937	211

Income tax expense	360	60

Net income	$577	$151

Basic earnings per share of common stock	$.07	$.02

Diluted earnings per share of common stock	$.07	$.02

Basic weighted average shares outstanding	8,365	8,593

Diluted weighted average shares outstanding	8,700	8,883

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
Three Months Ended May 31, 2010 (unaudited)
(in thousands)

			Additional
	Common	Share	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock

Balance, February 28, 2010	8,365	$7,293	$193	$27,401	$(7,390)

Net income	—	—	—	577	—

Share based compensation	—	—	10	—	—

Balance, May 31, 2010	8,365	$7,293	$203	$27,978	$(7,390)

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	May 31,
	2010	2009

Operating Activities
Net income	$577	$151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440	581
Provision for doubtful accounts	53	19
Provision for inventory reserve	377	478
Non-cash charge for share based compensation	10	6
Deferred income taxes	(12)	(354)
Net realized/unrealized (gain)/loss on equity securities	20	(116)
Changes in working capital, net of effects from acquisitions:
Accounts receivable	2,913	1,581
Inventories	(1,138)	(549)
Prepaid expenses and other current assets	(10)	86
Accounts payable and accrued liabilities	(1,900)	(1,139)
Cost, estimated earnings and billings, net, on uncompleted contracts	(671)	(1,189)
Income taxes refundable/payable	372	385

Net cash provided by (used in) operating activities	1,031	(60)

Investing Activities
Capital expenditures	(222)	(50)
Net investments in equity securities	—	359

Net cash provided by (used in) investing activities	(222)	309

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	May 31,
	2010	2009

Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	4,713	3,793
Payments on long-term debt, lines of credit and financing lease obligations	(4,977)	(3,821)
Proceeds from notes payable to officers and directors	350	287
Repayments of notes payable to officers and directors	(464)	(130)
Purchases and retirements of common stock and purchase of treasury stock	—	(344)

Net cash (used in) financing activities	(378)	(215)

Net increase in cash	431	34

Cash, beginning of period	465	662

Cash, end of period	$896	$696

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
May 31, 2010
Note 1. — Summary of Significant Accounting Policies
     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.
     As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2010, as filed with the Commission. There are no material changes in accounting policy during the three months ended May 31, 2010.
     The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 28, 2010 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Note 2. — Liquidity
     On May 24, 2010, the Company and the RBC Bank signed an amendment to the Loan and Security Agreement that extended the $17 million line of credit and the Company’s subsidiary Fox International’s $3.5 million line of credit to September 30, 2010. The original agreement dated September 26, 2008 was due to expire on June 30, 2010.
     The Company is in negotiations with RBC Bank for a new senior secured credit facility. The bank has indicated its intentions to renew with Video Display Corporation and is interviewing for a partner to syndicate the loans. The $21.5 million facility is expected to have three parts, a $15.5 million LOC, a $3.0 million equipment term loan for 5 years, and a $3.0 million real estate term loan for 10 years. The LOC is for a period of 35 months. The initial pricing is Libor +300 bps, with a minimum interest rate of 4% and will be adjusted quarterly based on a quarterly fixed charge cover ratio test with the minimum of 4% in effect. The Company is also considering an asset based loan facility with RBC Bank and other institutions.
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
Note 3. — Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance effective for financial statements issued for periods ending after September 15, 2009. “The FASB Accounting Standards Codification” (FASB ASC) establishes the source of authoritative accounting standards generally accepted in the United States of America (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. The FASB updates or modifies the FASB ASC through FASB Accounting Standards Updates (FASB ASU). Our adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Video Display Corporation and Subsidiaries
May 31, 2010
     In June 2009, the FASB issued revised guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. These revisions to FASB ASC Topic 810, “Consolidation,” are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In December 2009, the FASB issued revised guidance FASB ASU 2009-17, “Consolidations” (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). FASB ASC 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, FASB ASC 2009-17 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. FASB ASC 2009-17 is effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In January 2010, the FASB issued revised guidance FASB ASU 2010-06, “Fair Value Measurements and Disclosures — Overall Subtopic” (Subtopic 820-10) to improve disclosure requirements for Fair Value Measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In February 2010, the FASB issued revised guidance FASB ASU 2010-09, “Subsequent Events” (Topic 855) to amend Subtopic 855-10. Among the provisions of the amendments is the removal for public companies of the requirement to disclose the date through which subsequent events were evaluated. All of the amendments in this Update are effective upon issuance of the final Update for most filers. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Note 4. — Inventories
     Inventories are stated at the lower of cost (first in, first out) or market.
     Inventories consisted of the following (in thousands):

	May 31,	February 28,
	2010	2010

Raw materials	$21,143	$20,464
Work-in-process	8,230	8,396
Finished goods	14,371	13,789

	43,744	42,649
Reserves for obsolescence	(4,985)	(4,652)

	$38,759	$37,997

Video Display Corporation and Subsidiaries
May 31, 2010
Note 5. — Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
Information relative to contracts in progress consisted of the following:

	May 31,	February 28,
	2010	2010

Costs incurred to date on uncompleted contracts	$7,177	$5,476
Estimated earnings recognized to date on these contracts	4,140	2,934

	11,317	8,410
Billings to date	(7,437)	(5,201)

Costs and estimated earnings in excess of billings, net	$3,880	$3,209

Costs and estimated earnings in excess of billings	$4,849	$4,089
Billings in excess of costs and estimated earnings	(969)	(880)

	$3,880	$3,209

     Costs and estimated earnings in excess of billings are the results of contracts in progress (jobs) in completing orders to customers’ specifications on contracts accounted for under FASB ASC 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts.” Costs included are material, labor, and overhead. These jobs require design and engineering effort for a specific customer purchasing a unique product. The Company records revenue on these fixed-price and cost-plus contracts on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable. Billings are generated based on specific contract terms, which might be a progress payment schedule, specific shipments, etc. None of the above contracts in progress contain post-shipment obligations.
     Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
     As of May 31, 2010 and February 28, 2010, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of May 31, 2010 and February 28, 2010, there were no progress payments that had been netted against inventory.
Note 6. — Intangible Assets
     Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $96,066 and $213,000 for the three months ended May 31, 2010 and 2009, respectively.

Video Display Corporation and Subsidiaries
May 31, 2010
     The cost and accumulated amortization of intangible assets was as follows (in thousands).

	May 31, 2010		February 28, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Customer lists	$3,611	$2,496	$3,611	$2,466
Non-compete agreements	1,245	1,245	1,245	1,234
Patents	777	546	777	516
Other intangibles	649	248	649	223

	$6,282	$4,535	$6,282	$4,439

Note 7. — Long-term Debt and Financing Lease Obligations
     Long-term debt and financing lease obligations consisted of the following (in thousands):

	May 31,	February 28,
	2010	2010
Note payable to RBC Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00%(2.51% combined rate as of May 31, 2010); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company	$978	$1,128

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of May 31, 2010); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc	446	454

	1,424	1,582
Financing lease obligations	387	421

	1,811	2,003
Less current maturities	(833)	(825)

	$978	$1,178

Note 8. — Lines of Credit
     On September 26, 2008, the Company executed a Loan and Security Agreement with RBC Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Ltd. As of May 31, 2010, the outstanding balances of these lines of credit were $16.6 million and $3.5 million, respectively. The available amounts for borrowing were $0.4 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. Additionally, the Chief Executive Officer of the Company has provided a limited guarantee on the outstanding loan with Fox International Ltd. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in

Video Display Corporation and Subsidiaries
May 31, 2010
the business. The $17 million line of credit was extended to September 2010, and accordingly is classified under short-term liabilities on the Company’s balance sheet. The Company’s subsidiary, Fox International, Ltd agreement expires in September 2010 and is classified in short term liabilities. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents.
     In conjunction with the Loan and Security Agreement, the syndicate also executed a $1.7 million term note with the Company repayable in 32 monthly increments of $50,000 each through July 1, 2011, and the Chief Executive Officer (“CEO”) of the Company personally provided a $6.0 million subordinated term note to the Company. See related party information in Note 13 below.
      As described in Note 2, on May 24, 2010, the Company and RBC Bank signed an amendment to the Loan and Security Agreement that extended the maturity dates of both the Company’s $17 million and Fox International’s $3.5 million lines of credit to September 30, 2010. Although the Company is in active negotiations to secure a new financing arrangement with its current or alternative lenders, no assurance can be given that an agreement will be reached.
     As of May 31, 2010, the Company was in violation of the Asset Coverage Ratio. The Company has received a waiver from RBC Bank for the covenant violation until the next measurement date of August 31, 2010. The waiver agreement was obtained on July 16, 2010 and contains no additional requirements for the Company to meet in order for it to be effective. Management believes that it will be able to meet the existing covenants for the remaining term of the agreement.
Note 9. — Segment Information
     Condensed segment information is as follows (in thousands):

Video Display Corporation and Subsidiaries
May 31, 2010

	Three Months
	Ended May 31,
	2010	2009
Net sales
Display segment	$14,281	$11,582
Wholesale distribution segment	6,056	4,769

	$20,337	$16,351

Operating profit
Display segment	$1,354	$(210)
Wholesale distribution segment	(180)	321

Income from operations	1,174	111

Interest expense	(302)	(200)
Other income, net	65	300

Income before income taxes	$937	$211

Note 10. — Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (in thousands):

	Three Months
	Ended May 31,
	2010	2009
Cash Paid for:
Interest	$310	$196

Income taxes, net of refunds	$10	$29

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
     The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended May 31, 2010 and 2009 (in thousands, except per share data):

Video Display Corporation and Subsidiaries
May 31, 2010

		Weighted
		Average	Earnings
	Net	Common Shares	Per
	Income	Outstanding	Share
Three months ended May 31, 2010
Basic	$577	8,365	$0.07
Effect of dilution:
Options	—	335

Diluted	$577	8,700	$0.07

Three months ended May 31, 2009
Basic	$151	8,593	$0.02
Effect of dilution:
Options	—	290

Diluted	$151	8,883	$0.02

Stock-Based Compensation Plans
     For the three-month period ended May 31, 2010 and 2009, the Company recognized general and administrative expenses of $9,567 and $5,757 respectively related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of May 31, 2010, total unrecognized compensation costs related to stock options granted was $53,689. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 2 years.
     The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will remain outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, which represents the standard deviation of the differences in the weekly stock closing price, adjusted for dividends and stock splits.
     No options were granted during the three month periods ended May 31, 2010 and 2009.
Stock Repurchase Program
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009 the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at May 31, 2010. The Loan and Security Agreement executed by the Company on September 26, 2008 included restrictions on investments that restricted further repurchases of stock under this program. The bank granted a limited exception to these restrictions, allowing the Company to purchase unlimited shares providing the company meets the covenants in the loan agreement. Under the amendment to the credit agreement signed on August 25, 2009, repurchases are subject to prior written bank approval. For the quarter ended May 31, 2010, no treasury shares were repurchased, and during the quarter ended May 31, 2009, the Company repurchased 229,037 shares at an average price of $1.50 per share, which have been added to treasury shares on the consolidated balance sheet.
Note 12. — Income Taxes
     The effective tax rate for the three months ended May 31, 2010 and 2009 was 38.4% and 28.3%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.

Video Display Corporation and Subsidiaries
May 31, 2010
Note 13. — Related Party Transactions
     In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by RBC Bank. The balance outstanding under this loan agreement was approximately $2.7 million at May 31, 2010 and $2.8 million at February 28, 2010. Interest paid during the quarter ended May 31, 2010 and 2009 on this note was $59,469 and $41,474 respectively.
     The Company has a demand note outstanding from another officer, bearing interest at 8%. Interest paid on the demand note for the quarter ended May 31, 2010 and 2009 was $2,347 and $3,748 respectively. The balance outstanding on this note is approximately $103,000 and $116,000 at May 31, 2010 and February 28, 2010, respectively.
Note 14. — Legal Proceedings
     During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain other assets of Clinton Electronics Corp. (“Clinton”), including inventory, fixed assets, for a total purchase price of $2,550,000, pursuant to an Asset Purchase Agreement between the parties (the “APA”). The form of consideration for the assets acquired included: (i) a $1.0 million face value Convertible Note; (ii) an agreement to deliver a stock certificate representing Company Common Shares having a $1,125,000 in market value of the Company’s common stock in January of 2008; and (iii) an agreement to deliver a stock certificate representing Company Common Shares having a $500,000 in market value of the Company’s common stock in January of 2009. The Company has paid the $1.0 million Note Payable. The Company is disputing certain representations made by Clinton in the APA including but not limited to representations concerning revenue, expenses, and inventory. As a result of this dispute, the Company has not issued the stock certificates scheduled for delivery January of 2008 and January of 2009. As such, the Company has accrued a potential liability of $1,625,000 and this accrued liability is reflected in the Company’s current balance sheet.
     Pursuant to the terms of the APA, the Company and Clinton have agreed to mediate the dispute in Atlanta, Georgia during the Company’s second quarter ending August 31, 2010. If the mediation does not resolve the dispute, the APA provides for arbitration. Based on information currently available, the ultimate outcome of this disputed matter is not expected to have a material adverse effect on the Company’s business, financial condition, or results of operations. However, the ultimate outcome cannot be predicted with certainty, and there can be no assurance that the Company’s failure to prevail would not have a material adverse effect on the Company’s business, financial condition or results of operations.
Note 15. — Subsequent Events
          As described in Note 8, on July 16, 2010, the Company received a waiver from RBC Bank for violation of the Asset Coverage Ratio as of May 31, 2010.

Video Display Corporation and Subsidiaries
May 31, 2010
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company’s 2010 Annual Report to Shareholders, which included audited consolidated financial statements and notes thereto for the fiscal year ended February 28, 2010, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The Company is a worldwide leader in the manufacture and distribution of a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of two segments — (1) the manufacture and distribution of monitors, projection systems, and CRT displays (“Display Segment”) and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers (“Wholesale Distribution Segment”).
     The Display Segment is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of FASB ASC Topic 280 “Segment Reporting”:
•	Monitors — offers a complete range of CRT, flat panel and projection display systems for use in training and simulation, military, medical, and industrial applications.

•	Data Display CRT— offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Entertainment CRT — offers a wide range of CRTs and projection tubes for television and home theater equipment.

•	Component Parts — provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.
     The Wholesale Distribution Segment is made up of parts distribution for electronic parts manufacturers and a call center for small appliance manufacturers.
     During fiscal 2011, management of the Company is focusing key resources on strategic efforts to dispose of unprofitable operations, seek opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines and to secure a long term financing package to support the Company’s goals. In addition, the Company plans to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:
     Inventory management — The Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to mitigate the risk of overstocking slower moving, obsolete items. The Company’s inventories increased particularly in the wholesale division due to new product lines it is carrying and at the Company’s display division in Cape Canaveral due to new contracts.
     Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 250 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will

Video Display Corporation and Subsidiaries
May 31, 2010
be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at May 31, 2010 and February 28, 2010, believes its reserves to be adequate.
     Interest rate exposure — The Company had outstanding bank debt of $21.5 million as of May 31, 2010, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board could have a negative affect on the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
     Liquidity — If the Company is unable to refinance with our current bank or others, if necessary, we could be exposed to the risk of the bank exercising its rights against the collateral under the terms of the loan. If the Company is unable to refinance with a commercial bank, we could be exposed to the risk of increased interest rates.
Results of Operations
     The following table sets forth, for the three months ended May 31, 2010 and 2009, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months
	Ended May 31,
	2010	2009
Sales
Display Segment
Monitors	63.2%	54.7%
Data Display CRT	6.4	15.0
Entertainment CRT	0.4	1.0
Components Parts	0.2	0.1

Total Display Segment	70.2%	70.8%
Wholesale Distribution Segment	29.8	29.2

	100.0%	100.0%
Costs and expenses
Cost of goods sold	68.3%	64.3%
Selling and delivery	9.2	10.9
General and administrative	16.7	24.1

	94.2%	99.3%

Operating Profit	5.8%	0.7%

Interest expense	(1.5)%	(1.2)%

Other income, net	0.3	1.8

Income before income taxes	4.6%	1.3%
Income tax expense	1.8	0.4

Net income	2.8%	0.9%

Video Display Corporation and Subsidiaries
May 31, 2010
Net sales
     Consolidated net sales increased $4.0 million for the three months ended May 31, 2010 compared to the three months ended May 31, 2009. Display segment sales increased $2.7 million for the three-month comparative period and sales within the Wholesale Distribution segment increased $1.3 million for the three-month comparative period.
     The net increase in Display Segment sales for the three months ended May 31, 2010 is primarily attributed to the monitor division, as compared to the same period ended May 31, 2009. The Monitor revenues increased $3.9 million over the three-month period primarily due to the implementation of long-term contracts. As these are long term contracts, the Company expects the Monitor division to continue to perform well throughout the year. The Data Display CRT revenues decreased $1.1 million over the three-month period primarily due to the decline in the replacement CRT market. Entertainment CRTs revenues declined $0.1 million over the comparable three-month period. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to continued lower retail sales prices for mid-size television sets (25” to 30”), fewer extended warranties were sold by retailers, a trend consistent with recent prior fiscal years. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Growth in this division will be negatively impacted by the decreasing number of extended warranties sold for the larger, more expensive sets.
     The net increase in the Wholesale Segment sales for the three months ended May 31, 2010 is attributable to the increase in sales for the division’s two leading customers, one who was not a customer for the full first quarter last year. This trend should continue as Fox has expanded its product lines and the new customer will continue to help drive sales increases.
Gross margins
     Consolidated gross margins decreased from 35.7% for the three months ended May 31, 2009 to 31.7% for the three months ended May 31, 2010.
     Display segment margins increased from 24.8% to 28.1% for the comparative three-month period. Gross margins within the Monitor division increased to 29.4% for the three months ended May 31, 2010 from 21.8% for the three months ended May 31, 2009. This increase is primarily attributable to the impact of the implementation of the new contracts in the Monitor division in Fiscal 2011, and fixed costs absorbed on more sales. Data Display CRT gross margins decreased from 35.7% for the three months ended May 31, 2009 to 29.3% for the three months ended May 31, 2010, due to outside sales that were about half of the prior year’s first quarter sales and fewer sales to absorb the fixed costs. Gross margins in Entertainment CRT were negative for the three months ended May 31, 2010 due to reduced volume at both of the division’s locations as business winds down at the Chroma television tube plant. The Company has reduced the net book value of this division in anticipation of its closure and does not anticipate a material loss when the division is closed. Gross margins from Component Parts were negative for the three months ended May 31, 2010. The majority of this division’s sales are within the Company.
     The wholesale segment gross margins decreased from 62.1% to 39.9% for the comparative three-month period, primarily due to an increase in overall sales at low margins and due to customer and product mix. The wholesale business is continually evaluating new business and expects to maintain its current margins.
Operating expenses
     Operating expenses as a percentage of sales decreased from 35.0% for the three months ended May 31, 2009 to 25.9% for the three months ended May 31, 2010. This decrease was primarily due to lower legal fees, research and development fees, and lower amortization costs of intangibles. The Company was also able to control other fixed costs, such as rent and other administrative costs on increased sales volume. The Company expects to continue to contain costs while increasing revenues.

Video Display Corporation and Subsidiaries
May 31, 2010
Interest expense
     Interest expense increased $0.3 million for the three months ended May 31, 2010 as compared to the same period a year ago. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. These increases in interest expense reflect higher average interest rates and borrowings.
Income taxes
     The effective tax rate for the three months ended May 31, 2010 and 2009 was 38.4% and 28.3%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.
Liquidity and Capital Resources
     As of May 31, 2010, the Company had total cash of $0.9 million. The Company’s working capital was $22.3 million and $21.8 million at May 31, 2010 and February 28, 2010, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions and dividends.
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
     On May 24, 2010, the Company and RBC Bank signed an amendment to the Loan and Security Agreement that extended the $17 million line of credit and the Company’s subsidiary Fox International’s $3.5 million line of credit to September 30, 2010. The original agreement dated September 26, 2008, was due to expire on June 30, 2010.
     The Company is in negotiations with RBC Bank for a new senior secured credit facility. The bank has indicated its intentions to renew with Video Display Corporation and is interviewing for a partner to syndicate the loans. The $21.5 million facility is expected to have three parts, a $15.5 million LOC, a $3.0 million equipment term loan for 5 years, and a $3.0 million real estate term loan for 10 years. The LOC is for a period of 35 months. The initial pricing is Libor +300 bps, with a minimum interest rate of 4% and will adjusted quarterly based on a quarterly fixed charge cover ratio test with the minimum of 4% in effect. The Company is also considering an asset based loan facility with RBC Bank and other institutions.
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
     Cash provided by operations for the three months ended May 31, 2010 was $1.0 million as compared to cash used in operations of $0.1 million for the three months ended May 31, 2009. This net increase in cash provided is primarily the result of an increase in profitability from $0.2 million for the three months ended May 31, 2009 to $0.6 million for the three months ended May 31, 2010 and cash provided by the net change in Accounts Receivable/Accounts Payable of $1.0 million for the three months ended May 31, 2010 compared to $0.4 million for the three months ended May 31, 2009.
     Investing activities used cash of $0.2 million for purchases of equipment during the three months ended May 31, 2010, compared to cash provided of $0.3 million during the three months ended May 31, 2009 from the sale of outside securities.

Video Display Corporation and Subsidiaries
May 31, 2010
     Financing activities used cash of $0.4 million for the three months ended May 31, 2010, due to net repayments against the line of credit and to the Companies officers, compared to cash used of $0.2 million for the three months ended May 31, 2009, reflecting repayments against the line of credit, the purchase of treasury stock offset by additional borrowing from the Company’s Chief Executive Officer.
     The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures, and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at May 31, 2010. The Loan and Security Agreement executed by the Company on September 26, 2008 included restrictions on investments that restricted further repurchases of stock under this program. The bank granted a limited exception to these restrictions, allowing the Company to purchase unlimited shares providing the company meets the covenants in the loan agreement. Under the amendment to the credit agreement signed on August 25, 2009, repurchases are subject to prior written bank approval. During the quarter ended May 31, 2009, the Company repurchased 229, 037 shares at an average price of $1.50 per share, which have been added to treasury shares on the consolidated balance sheet.
Critical Accounting Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s condensed consolidated financial statements. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, revenue recognition, the allowance for bad debts and warranty reserves. The Company uses the following methods and assumptions in determining its estimates:
Reserves on inventories
     Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer-buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEMs, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There were no significant changes in management’s estimates in the first quarter of fiscal 2010 and 2009; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

Video Display Corporation and Subsidiaries
May 31, 2010
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

Video Display Corporation and Subsidiaries
May 31, 2010
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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance effective for financial statements issued for periods ending after September 15, 2009. “The FASB Accounting Standards Codification” (FASB ASC) establishes the source of authoritative accounting standards generally accepted in the United States of America (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. The FASB updates or modifies the FASB ASC through FASB Accounting Standards Updates (FASB ASU). Our adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
     In June 2009, the FASB issued revised guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. These revisions to FASB ASC Topic 810, “Consolidation,” are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In December 2009, the FASB issued revised guidance FASB ASU 2009-17, “Consolidations” (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). FASB ASC 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, FASB ASC 2009-17 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. FASB ASC 2009-17 is effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In January 2010, the FASB issued revised guidance FASB ASU 2010-06, “Fair Value Measurements and Disclosures — Overall Subtopic” (Subtopic 820-10) to improve disclosure requirements for Fair Value Measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In February 2010, the FASB issued revised guidance FASB ASU 2010-09, “Subsequent Events” (Topic 855) to amend Subtopic 855-10. Among the provisions of the amendments is the removal for public companies of the requirement to disclose the date through which subsequent events were evaluated. All of the amendments in this Update are effective upon issuance of the final Update for most filers. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Video Display Corporation and Subsidiaries
May 31, 2010
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $24.2 million of outstanding debt at May 31, 2010 related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at May 31, 2010. The Company does not trade in derivative financial instruments.
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
     Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2010. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2010.
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

Video Display Corporation and Subsidiaries
May 31, 2010
PART II
Item 1. Legal Proceedings
     During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain other assets of Clinton Electronics Corp. (“Clinton”), including inventory, fixed assets, for a total purchase price of $2,550,000, pursuant to an Asset Purchase Agreement between the parties (the “APA”). The form of consideration for the assets acquired included: (i) a $1.0 million face value Convertible Note; (ii) an agreement to deliver a stock certificate representing Company Common Shares having a $1,125,000 in market value of the Company’s common stock in January of 2008; and (iii) an agreement to deliver a stock certificate representing Company Common Shares having a $500,000 in market value of the Company’s common stock in January of 2009. The Company has paid the $1.0 million Note Payable. The Company is disputing certain representations made by Clinton in the APA including but not limited to representations concerning revenue, expenses, and inventory. As a result of this dispute, the Company has not issued the stock certificates scheduled for delivery January of 2008 and January of 2009. As such, the Company has accrued a potential liability of $1,625,000 and this accrued liability is reflected in the Company’s current balance sheet.
     Pursuant to the terms of the APA, the Company and Clinton have agreed to mediate the dispute in Atlanta, Georgia during the Company’s second quarter ending August 31, 2010. If the mediation does not resolve the dispute, the APA provides for arbitration. Based on information currently available, the ultimate outcome of this disputed matter is not expected to have a material adverse effect on the Company’s business, financial condition, or results of operations. However, the ultimate outcome cannot be predicted with certainty, and there can be no assurance that the Company’s failure to prevail would not have a material adverse effect on the Company’s business, financial condition or results of operations.
Item 1A. Risk Factors
Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2010. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other information
None.

Video Display Corporation and Subsidiaries
May 31, 2010
Item 6. Exhibits

Exhibit
Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(c)	Lease dated November 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2009 Annual Report on Form 10-K)

10(d)	Amendment to Loan Documents and Waiver dated May 27, 2009. (incorporated by reference to Exhibit 10(d) to the Company’s 2009 Annual Report on Form 10-K)

10(e)	Second Amendment to Loan and Security Agreement dated February 26, 2010. (incorporated by reference to Exhibit 10(e) to the Company’s 2010 Annual Report on Form 10-K)

10(f)	Amendment to Loan and Security Agreement dated May 24, 2010 (incorporated by reference to Exhibit 10(f) to the Company’s 2010 Annual Report on Form 10-K)

10(g)	Waiver to Loan Document dated July 16, 2010.

10(h)	Loan and Security Agreement and related documents, dated September 26, 2008, among Video Display Corporation and Subsidiaries and RBC Centura Bank as lender and RBC Centura Bank as collateral agent (incorporated by reference to Exhibit 10(h) to the Company’s Report on Form 10-Q dated January 14, 2009).

10(i)	$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10(j)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION
July 19, 2010	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 19, 2010	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer