Form 10-Q
period 2010-08-31
VIDEO DISPLAY CORP
filed 2010-10-15
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2010.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
     Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 31, 2010, the registrant had 8,364,801 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

ITEM 1.	FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	August 31,	February 28,
	2010	2010
	(unaudited)
Assets
Current assets
Cash	$1,276	$465
Accounts receivable, less allowance for doubtful accounts of $249 and $160	11,230	11,673
Inventories, net	36,839	37,997
Cost and estimated earnings in excess of billings on uncompleted contracts	3,464	4,089
Deferred income taxes	3,141	2,879
Income taxes refundable	—	162
Outside investments	46	78
Prepaid expenses and other	633	520

Total current assets	56,629	57,863

Property, plant, and equipment:
Land	585	585
Buildings	8,342	8,292
Machinery and equipment	22,405	22,174

	31,332	31,051
Accumulated depreciation and amortization	(25,963)	(25,322)

Net property, plant, and equipment	5,369	5,729

Goodwill	1,376	1,376
Intangible assets, net	1,666	1,843
Deferred income taxes	855	760
Other assets	29	32

Total assets	$65,924	$67,603

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands)

	August 31,	February 28,
	2010	2010
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,973	$9,232
Accrued liabilities	4,842	4,475
Billings in excess of cost and estimated earnings on uncompleted contracts	489	880
Current maturities of notes payable to officers and directors	396	511
Line of credit	19,929	20,143
Income taxes payable	917	—
Current maturities of long-term debt and financing lease obligations	1,041	825

Total current liabilities	33,587	36,066

Long-term debt, less current maturities	394	957
Financing lease obligations, less current maturities	163	221
Notes payable to officers and directors, less current maturities	2,047	2,447
Other long term liabilities	296	415

Total liabilities	36,487	40,106

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized;
9,732 issued and 8,365 outstanding at August 31, 2010 and 9,732 issued and 8,365 outstanding at February 28, 2010	7,293	7,293
Additional paid-in capital	212	193
Retained earnings	29,322	27,401
Treasury stock, 1,367 shares at cost	(7,390)	(7,390)

Total shareholders’ equity	29,437	27,497

Total liabilities and shareholders’ equity	$65,924	$67,603

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
Net sales	$22,114	$16,840	$42,451	$33,191

Cost of goods sold	14,704	10,872	28,604	21,385

Gross profit	7,410	5,968	13,847	11,806

Operating expenses
Selling and delivery	1,954	1,740	3,822	3,523
General and administrative	3,355	3,938	6,750	7,882

	5,309	5,678	10,572	11,405

Operating profit	2,101	290	3,275	401

Other income (expense)
Interest expense	(287)	(303)	(589)	(503)
Other, net	124	32	189	333

	(163)	(271)	(400)	(170)

Income before income tax expense	1,938	19	2,875	231

Income tax expense	594	(7)	954	53

Net income	$1,344	$26	$1,921	$178

Net income per share — basic	$.16	$.00	$.23	$.02

Net income per share — diluted	$.15	$.00	$.22	$.02

Average shares outstanding — basic	8,365	8,372	8,365	8,482

Average shares outstanding — diluted	8,680	8,680	8,690	8,781

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
Six Months Ended August 31, 2010 (unaudited)
(in thousands)

			Additional
	Common	Share	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock
Balance, February 28, 2010	8,365	$7,293	$193	$27,401	$(7,390)

Net income	—	—	—	1,921	—
Stock Options	—	—	—		—
Share based compensation	—	—	19	—	—

Balance, August 31, 2010	8,365	$7,293	$212	$29,322	$(7,390)

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	August 31,
	2010	2009
Operating Activities
Net income	$1,921	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	832	1,175
Provision for doubtful accounts	107	67
Provision for inventory reserve	743	885
Non-cash charge for share based compensation	19	12
Deferred income taxes	(356)	(451)
Net unrealized loss on equity securities	32	—
Gain on sale of equipment	(13)	—
Changes in working capital, net of effects from acquisitions:
Accounts receivable	336	617
Inventories	416	(2,570)
Prepaid expenses and other current assets	(113)	165
Accounts payable and accrued liabilities	(3,011)	779
Cost, estimated earnings and billings, net, on uncompleted contracts	234	(1,291)
Income taxes refundable/payable	1,080	1,455

Net cash provided by operating activities	2,227	1,021

Investing Activities
Capital expenditures	(383)	(116)
Net investments in equity securities	—	245
Proceeds on sale of equipment	101	—
License Agreement	—	(500)

Net cash used in investing activities	(282)	(371)

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	August 31,
	2010	2009
Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	8,375	7,700
Payments on long-term debt, lines of credit and financing lease obligations	(8,993)	(7,601)
Proceeds from notes payable to officers and directors	350	287
Repayments of notes payable to officers and directors	(866)	(240)
Purchases and retirements of common stock and purchase of treasury stock	—	(344)

Net cash used in financing activities	(1,134)	(198)

Net increase in cash	811	452

Cash, beginning of period	465	662

Cash, end of period	$1,276	$1,114

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries
August 31, 2010
Note 1. — Summary of Significant Accounting Policies
          The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.
          As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all the disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2010, as filed with the Commission. There are no material changes in accounting policy during the six months ended August 31, 2010.
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
Note 2. — Liquidity
          On September 30, 2010, the Company and RBC Bank signed an amendment to the Loan and Security Agreement that extended the $17 million line of credit (“LOC”) and the Company’s subsidiary Fox International’s $3.5 million LOC to November 30, 2010. The original agreement dated September 26, 2008, was due to expire on June 30, 2010. The Company had previously signed an amendment on May 24, 2010, which had extended the original agreement to September 30, 2010.
          The Company is negotiating an agreement with RBC Bank for a new senior secured credit facility. The bank has indicated its intentions to renew with Video Display Corporation and secured a partner to syndicate the loans. The $24.0 million facility is expected to have three parts, a $17.5 million LOC, a $3.5 million equipment term loan for 5 years, and a $3.0 million real estate term loan for 15 years. The LOC is for a period of 35 months. Pricing will be based on a fixed charge cover ratio test, with a minimum interest rate of 4% and will be adjusted quarterly based on the current quarterly fixed charge cover ratio test with the minimum of 4% in effect.
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
Note 3. — Recent Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance effective for financial statements issued for periods ending after September 15, 2009. “The FASB Accounting Standards Codification” (FASB ASC) establishes the source of authoritative accounting standards generally accepted in the United States of America (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. The FASB updates or modifies the FASB ASC

Video Display Corporation and Subsidiaries
August 31, 2010
through FASB Accounting Standards Updates (“FASB ASU” or “Update”). Our adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
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
          In December 2009, the FASB issued revised guidance FASB ASU 2009-17, “Consolidations” (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. FASB ASC 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, FASB ASC 2009-17 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. FASB ASC 2009-17 is effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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

Video Display Corporation and Subsidiaries
August 31, 2010
Note 4. — Inventories
Inventories are stated at the lower of cost (first in, first out) or market.
Inventories consisted of the following (in thousands):

	August 31,	February 28,
	2010	2010
Raw materials	$20,477	$20,464
Work-in-process	8,266	8,396
Finished goods	13,223	13,789

	41,966	42,649
Reserves for obsolescence	(5,127)	(4,652)

	$36,839	$37,997

Note 5. — Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
Information relative to contracts in progress consisted of the following:

	August 31,	February 28,
	2010	2010
Costs incurred to date on uncompleted contracts	$7,708	$5,476
Estimated earnings recognized to date on these contracts	2,624	2,934

	10,332	8,410
Billings to date	(7,357)	(5,201)

Costs and estimated earnings in excess of billings, net	$2,975	$3,209

Costs and estimated earnings in excess of billings	$3,464	$4,089
Billings in excess of costs and estimated earnings	(489)	(880)

	$2,975	$3,209

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
August 31, 2010
          Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
          As of August 31, 2010 and February 28, 2010, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of August 31, 2010 and February 28, 2010, there were no progress payments that had been netted against inventory.
Note 6. — Intangible Assets
          Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $177,000 and $438,000 for the six months ended August 31, 2010 and 2009, respectively.
          The cost and accumulated amortization of intangible assets was as follows (in thousands):

	August 31, 2010		February 28, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,611	$2,525	$3,611	$2,466
Non-compete agreements	1,245	1,245	1,245	1,234
Patents	777	573	777	516
Other intangibles	649	273	649	223

	$6,282	$4,616	$6,282	$4,439

Video Display Corporation and Subsidiaries
August 31, 2010
Note 7. — Long-term Debt and Financing Lease Obligations
          Long-term debt and financing lease obligations consisted of the following (in thousands):

	August 31,	February 28,
	2010	2010
Note payable to RBC Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of August 31, 2010); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company.	$828	$1,128

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of August 31, 2010); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc	436	454

	1,264	1,582
Financing lease obligations	334	421

	1,598	2,003
Less current maturities	(1,041)	(825)

	$557	$1,178

Note 8. — Lines of Credit
          On September 26, 2008, the Company executed a Loan and Security Agreement with RBC Bank to provide a $17 million line of credit to the Company and a $3.5 million line of credit to the Company’s subsidiary Fox International, Ltd. As of August 31, 2010, the outstanding balances of these lines of credit were $16.4 million and $3.5 million, respectively. The available amounts for borrowing were $0.6 million and $0.0 million, respectively. These loans are secured by all assets and personal property of the Company. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The $17 million line of credit was extended to November 30, 2010, and accordingly is classified under short-term liabilities on the Company’s balance sheet. The Company’s subsidiary, Fox International, Ltd agreement was also extended through November 30, 2010, and is classified in short term liabilities. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents.
          In conjunction with the Loan and Security Agreement, the syndicate also executed a $1.7 million term note with the Company repayable in 32 monthly increments of $50,000 each through July 1, 2011, and the Chief Executive Officer (“CEO”) of the Company personally provided a $6.0 million subordinated term note to the Company. See related party information in Note 13 below.
          As described in Note 2, on September 30, 2010, the Company and RBC Bank signed an amendment to the Loan and Security Agreement that extended the $17 million line of credit and the Company’s subsidiary Fox International’s $3.5 million line of credit to November 30, 2010. The original agreement dated September 26, 2008, was due to expire on June 30, 2010. The Company had previously signed an amendment on May 24, 2010, which had extended the original agreement to September 30, 2010. Although the Company is in active negotiations to secure a new financing arrangement with its current or alternative lenders, no assurance can be given that an arrangement will be reached.

Video Display Corporation and Subsidiaries
August 31, 2010
Note 9. — Segment Information
          Condensed segment information is as follows (in thousands):

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2010	2009	2010	2009
Net Sales
Display Segment	$17,126	$11,856	$31,407	$23,438
Wholesale Distribution Segment	4,988	4,984	11,044	9,753

	$22,114	$16,480	$42,451	$33,191

Operating profit
Display Segment	$1,909	$545	$3,263	$335
Wholesale Distribution Segment	192	(255)	12	66

Income from Operations	2,101	290	3,275	401

Interest expense	(287)	(303)	(589)	(503)
Other income, net	124	32	189	333

Income before income taxes	$1,938	$19	$2,875	$231

Note 10. — Supplemental Cash Flow Information
          Supplemental cash flow information is as follows (in thousands):

	Six Months
	Ended August 31,
	2010	2009
Cash Paid for:
Interest	$587	$468

Income taxes, net of refunds	$230	$(952)

Video Display Corporation and Subsidiaries
August 31, 2010
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
          The following table sets forth the computation of basic and diluted net income per share for the three and six month periods ended August 31, 2010 and 2009 (in thousands, except per share data):

		Average
		Shares	Net Income
	Net Income	Outstanding	Per Share
Three months ended August 31, 2010
Basic	$1,344	8,365	$0.16
Effect of dilution:
Options	—	315

Diluted	$1,344	8,680	$0.15

Three months ended August 31, 2009
Basic	$26	8,372	$0.00
Effect of dilution:
Options	—	308

Diluted	$26	8,680	$0.00

Six months ended August 31, 2010
Basic	$1,921	8,365	$0.23
Effect of dilution:
Options	—	325

Diluted	$1,921	8,690	$0.22

Six months ended August 31, 2009
Basic	$178	8,482	$0.02
Effect of dilution:
Options	—	299

Diluted	$178	8,781	$0.02

Stock-Based Compensation Plans
          For the six-month period ended August 31, 2010 and 2009, the Company recognized general and administrative expenses of $19,134 and $11,514 respectively related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of August 31, 2010, total unrecognized compensation costs related to stock options granted was $51,149. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 2 years.
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

Video Display Corporation and Subsidiaries
August 31, 2010
          Three members of the board of directors were each granted 3,000 stock options during the six month period ended August 31, 2010 and two members of the board of directors were each granted 3,000 stock options in the six months ended August 31, 2009.
Stock Repurchase Program
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009 the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at August 31, 2010. The Loan and Security Agreement executed by the Company on September 26, 2008 included restrictions on investments that restricted further repurchases of stock under this program. RBC Bank granted a limited exception to these restrictions, allowing the Company to purchase unlimited shares providing the company meets the covenants in the loan agreement. Under the amendment to the credit agreement signed on August 25, 2009, repurchases are subject to prior written bank approval. For the six months ended August 31, 2010, no treasury shares were repurchased, and during the six months ended August 31, 2009, the Company repurchased 229,037 shares at an average price of $1.50 per share, which have been added to treasury shares on the consolidated balance sheet.
Note 12. – Income Taxes
          The effective tax rate for the six months ended August 31, 2010 and 2009 was 33.2% and 22.9%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.
Note 13. – Related Party Transactions
          In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by RBC Bank. The balance outstanding under this loan agreement was approximately $2.4 million at August 31, 2010 and $2.8 million at February 28, 2010. Interest paid during the quarter ended August 31, 2010 and 2009 on this note was $56,842 and $47,584, respectively and interest paid for the six months ending August 31, 2010 and August 31, 2009 was $116,311 and $89,058, respectively.
          The Company had a demand note outstanding from another officer, bearing interest at 8%. Interest paid on the demand note for the six months ended August 31, 2010 and 2009 was $3,641 and $7,473 respectively. The note was paid in full during the quarter ending August 31, 2010. The balance outstanding on this note was $116,000 at February 28, 2010.
Note 14. – Legal Proceedings
          During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain other assets of Clinton Electronics Corp. (“Clinton”), including inventory, fixed assets, for a total purchase price of $2,550,000, pursuant to an Asset Purchase Agreement between the parties (the “APA”). The form of consideration for the assets acquired included: (i) a $1.0 million face value Convertible Note; (ii) an agreement to deliver a stock certificate

Video Display Corporation and Subsidiaries
August 31, 2010
representing Company Common Shares having a $1,125,000 in market value of the Company’s common stock in January of 2008; and (iii) an agreement to deliver a stock certificate representing Company Common Shares having a $500,000 in market value of the Company’s common stock in January of 2009. The Company has paid the $1.0 million Note Payable. The Company is disputing certain representations made by Clinton in the APA including but not limited to representations concerning revenue, expenses, and inventory. As a result of this dispute, the Company has not issued the stock certificates scheduled for delivery January of 2008 and January of 2009. As such, the Company has accrued a potential liability of $1,625,000 and this accrued liability is reflected in the Company’s current Balance Schedule.
          Pursuant to the terms of the APA, the Company and Clinton have agreed to arbitrate the dispute in Atlanta, Georgia. A time has not been set for the arbitration. Based on information currently available, the ultimate outcome of this disputed matter is not expected to have a material adverse effect on the Company’s business, financial condition, or results of operations. However, the ultimate outcome cannot be predicted with certainty, and there can be no assurance that the Company’s failure to prevail would not have a material adverse effect on the Company’s business, financial condition or results of operations.
Note 15. – Subsequent Events
          On September 14th 2010, the Company entered into a Preliminary Agreement to purchase a significant minority percentage ownership in an Arkansas based camera manufacturer, Vision Technologies, Inc. (VTI) as reported in a press release on September 29, 2010. Negotiations continue on the preliminary agreement, however there can be no assurances a final agreement will be completed.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2010 Annual Report to Shareholders, which included audited consolidated financial

Video Display Corporation and Subsidiaries
August 31, 2010
statements and notes thereto for the fiscal year ended February 28, 2010, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
          The Display Segment is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of FASB ASC Topic 280 “Segment Reporting”:
•	Monitors – offers a complete range of CRT, flat panel and projection display systems for use in training and simulation, military, medical, and industrial applications.

•	Data Display CRT– offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Entertainment CRT – offers a wide range of CRTs and projection tubes for television and home theater equipment.

•	Component Parts – provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.
          The Wholesale Distribution Segment is made up of parts distribution for electronic parts manufacturers and a call center for small appliance manufacturers.
          During fiscal 2011, management of the Company is focusing key resources on strategic efforts to dispose of unprofitable operations, seek opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines and to secure a long term financing package to support the Companies goals. In addition, the Company plans to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:
          Inventory management – The Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to mitigate the risk of overstocking slower moving, obsolete items. The Company’s inventories decreased particularly in the Display division due to several last time sales made this year.
          Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 250 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at August 31, 2010 and February 28, 2010, believes its reserves to be adequate.

Video Display Corporation and Subsidiaries
August 31, 2010
          Interest rate exposure – The Company had outstanding debt of $23.6 million as of August 31, 2010, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board could have a negative affect on the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
          Liquidity –If the Company is unable to refinance with our current bank or others, we could be exposed to the risk of the bank exercising its rights against the collateral under the terms of the loan. If the Company is unable to refinance with a commercial bank, we could be exposed to the risk of increased interest rates.
Results of Operations
          The following table sets forth, for the three and six months ended August 31, 2010 and 2009, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2010	2009	2010	2009
Sales
Display Segment
Monitors	66.7%	59.0%	65.0%	56.9%
Data Display CRTs	10.3	10.0	8.4	12.5
Entertainment CRTs	0.4	1.0	0.4	1.0
Components Parts	0.1	0.4	0.2	0.2

Total Display Segment	77.5%	70.4%	74.0%	70.6%
Wholesale Distribution Segment	22.5	29.6	26.0	29.4

	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Cost of goods sold	66.5%	64.6%	67.4%	64.4%
Selling and delivery	8.8	10.3	9.0	10.6
General and administrative	15.2	23.4	15.9	23.8

	90.5%	98.3%	92.3%	98.8%

Income from operations	9.5%	1.7%	7.7%	1.2%

Interest expense	(1.3)%	(1.8)%	(1.4)%	(1.5)%
Other income, net	0.6	0.2	0.5	1.0

Income before income taxes	8.8%	0.1%	6.8%	0.7%
Provision for income taxes	2.5	0.0	2.3	0.2

Net income	6.3%	0.1%	4.5%	0.5%

Net sales
          Consolidated net sales increased $5.3 million for the three months ended August 31, 2010 and increased $9.3 million for the six months ended August 31, 2010 as compared to the three and six months ended August 31, 2009, respectively. Display segment sales increased $5.3 million for the three month comparative period and increased $8.0 million for the six-month comparative period. Sales within the Wholesale Distribution segment were flat for the three month comparative period and increased $1.3 million for the six-month comparative period.

Video Display Corporation and Subsidiaries
August 31, 2010
          The net increase in Display Segment sales for the three months ended August 31, 2010 is primarily attributed to the monitor and display divisions, as compared to the same period ended August 31, 2009. The Monitor revenues increased $4.8 million for the three month comparable period and increased $8.7 million over the six-month period primarily due to the initial fulfillment of orders against long term contracts. The display revenues increased $0.6 for the comparable three month period due to large orders for last time buys from the Data divisions customers on selected CRTS and decreased $0.6 to the comparable six-month period primarily due to the sluggish CRT orders in the flight simulation segment of the business.
Gross margins
          Consolidated gross margins increased by 24.2% for the three months ended August 31, 2010 over the three months ended August 31, 2009 despite a drop in the gross margin percent of 1.1%. The consolidated gross margin increased by 17.3% for the six months ended August 31, 2010 over the six months ended August 31, 2009 due to the increased sales while gross profit margins declined 3.1%.
          Display segment margins increased by 29.8% for the three month period ended August 31, 2010 over the comparable three month period ended August 31, 2009 and increased by 34.2% for the six month period ended August 31, 2010 over the comparative six month period ended August 31, 2009 due to the increased sales volume. The major growth came from the Company’s Monitor division, which saw its gross margin dollars increase by 58.9% for the six months ended August 31, 2010 and its gross margin percentage increase from 26.0% to 28.2%. For the three months ended August 31, 2010 the Monitor division’s gross margin dollars increased by 35.8% compared to the three months ended August 31, 2009 while its gross margin percentage dipped to 27.3% from 29.7%. The Monitor division’s increases are attributable to the beginning of shipments on a number of long term contracts. Data Display division gross margins increased by 33.1% for the three month comparable period ended August 31, 2010, but decreased by 19.4% for the six months ended August 31, 2010 compared to the six months ended August 31, 2009, due to the impact of the decreased margins at the both of the Company’s display facilities. The gross margins in home entertainment CRTs and the Component Parts were negligible as both divisions sales continue to decline and are not material to the results of the Company. The Company has reduced the net book value of the Entertainment division in anticipation of its closure and does not anticipate a material loss when the division is closed.
          The Wholesale Distribution segment margins increased by 15.5% for the comparable three month period ended August 31, 2010 and decreased by 3.3% for the comparable six month period ended August 31, 2010. The gross margin percentages also increased from 47.1% to 54.4% for the three months comparable period ended August 31, 2010 and decreased from 54.4% to 46.5% for the comparable six month period ended August 31, 2010 due to the changes in customer and product mix.
Operating expenses
          Operating expenses as a percentage of sales decreased from 33.7% to 24.0% for the three month comparable period ended August 31, 2010 and decreased from 34.4% for the six months ended August 31, 2009 to 24.9% for the six months ended August 31, 2010. Actual operating expenses decreased by 7.3% from the prior year for the six month period ended August 31, 2010. This decrease was primarily due to lower legal fees, research and development fees, and lower amortization costs of intangibles. The Company was also able to control other fixed costs, such as rent and other administrative costs on increased sales volume. The Company expects to continue to contain costs while increasing revenue.
          Display segment operating expenses decreased from 26.0% to 16.3% of net sales for the three month comparable period ended August 31, 2010 and from 26.3% to 17.4% for the six month period as compared to the comparable prior year period.

Video Display Corporation and Subsidiaries
August 31, 2010
          Wholesale Distribution segment operating expenses decreased from 52.2% to 50.5% of net sales for the three month comparable period ended August 31, 2010 and were decreased from 53.7% to 46.3% for the six month period a year ago, primarily due to a reduction in selling expenses to operate the call center.
Interest expense
          Interest expense decreased 5.4% for the three month comparable period ended August 31, 2010 due to decreased borrowings as business conditions improved and increased by 17.1% for the six months ended August 31, 2010 as compared to the same period a year ago due to increased borrowings for inventory primarily in the first quarter. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. The interest expense reflects higher average borrowings outstanding and higher average interest rates.
Income taxes
          The effective tax rate for the three months ended August 31, 2010 and August 31, 2009 was 30.7% and (36.8%), respectively and for the six months ended August 31, 2010 and August 31, 2009 was 33.2% and 22.9%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes and research and experimentation tax credits.
Liquidity and Capital Resources
          As of August 31, 2010, the Company had total cash of $1.3 million. The Company’s working capital was $23.0 million and $21.8 million at August 31, 2010 and February 28, 2010, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions and dividends.
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
          On September 30, 2010, the Company and RBC Bank signed an amendment to the Loan and Security Agreement that extended the $17 million line of credit and the Company’s subsidiary Fox International’s $3.5 million line of credit to November 30, 2010. The original agreement dated September 26, 2008, was due to expire on June 30, 2010. The Company had previously signed an amendment on May 24, 2010 that had extended the original agreement to September 30, 2010.
               The Company is negotiating an agreement with RBC Bank for a new senior secured credit facility. The bank has indicated its intentions to renew with Video Display Corporation and has secured a partner to syndicate the loans. The $24.0 million facility is expected to have three parts, a $17.5 million LOC, a $3.5 million equipment term loan for 5 years, and a $3.0 million real estate term loan for 15 years. The LOC is for a period of 35 months. Pricing will be based on a fixed charge cover ratio test, with a minimum interest rate of 4% and will be adjusted quarterly based on the current quarterly fixed charge cover ratio test with the minimum of 4% in effect.
          If the Company is unable to refinance its debt with RBC or another financial institution, the bank could exercise its rights against the collateral granted under the terms of the loan agreement. The Company cannot guarantee it will have sufficient assets and funds to repay the borrowings under the debt agreements if this occurs. Management believes it will

Video Display Corporation and Subsidiaries
August 31, 2010
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
          Cash provided by operations for the six months ended August 31, 2010 was $2.2 million as compared to cash provided by operations of $1.0 million for the six months ended August 31, 2009. This net increase in cash provided is primarily the result of an increase in profitability from $0.2 million for the six months ended August 31, 2009 to $1.9 million for the six months ended August 31, 2010.
          Investing activities used cash of $0.3 million primarily for purchases of equipment during the six months ended August 31, 2010, compared to cash used of $0.4 million during the six months ended August 31, 2009 primarily related to a license agreement.
          Financing activities used cash of $1.1 million for the six months ended August 31, 2010, due to net repayments against the line of credit and to the Company’s officers, compared to cash used of $0.2 million for the six months ended August 31, 2009, reflecting borrowings on the line of credit, the purchase of treasury stock offset by additional borrowing from the Company’s Chief Executive Officer.
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
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at May 31, 2010. The Loan and Security Agreement executed by the Company on September 26, 2008 included restrictions on investments that restricted further repurchases of stock under this program. The bank granted a limited exception to these restrictions, allowing the Company to purchase unlimited shares providing the company meets the covenants in the loan agreement. Under the amendment to the credit agreement signed on August 25, 2009, repurchases are subject to prior written bank approval. For the six months ended August 31, 2010, no treasury shares were repurchased, and during the six months ended August 31, 2009, the Company repurchased 229, 037 shares at an average price of $1.50 per share, which have been added to treasury shares on the consolidated balance sheet.
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

Video Display Corporation and Subsidiaries
August 31, 2010
Reserves on inventories
          Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer-buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEMs, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There were no significant changes in management’s estimates in fiscal 2011 and 2010; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.
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

Video Display Corporation and Subsidiaries
August 31, 2010
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
Recent Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance effective for financial statements issued for periods ending after September 15, 2009. “The FASB Accounting Standards Codification” (FASB ASC) establishes the source of authoritative accounting standards generally accepted in the United States of America (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. The FASB updates or modifies the FASB ASC through FASB Accounting Standards Updates (“FASB ASU” or “Update”). Our adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
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
          In December 2009, the FASB issued revised guidance FASB ASU 2009-17, “Consolidations” (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. FASB ASC 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, FASB ASC 2009-17 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. FASB ASC 2009-17 is effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
          In January 2010, the FASB issued revised guidance FASB ASU 2010-06, “Fair Value Measurements and Disclosures – Overall Subtopic” (Subtopic 820-10) to improve disclosure requirements for Fair Value Measurements. The new disclosures

Video Display Corporation and Subsidiaries
August 31, 2010
and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
Forward-Looking Information and Risk Factors
          This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report of Form 10-K for the year ended February 28, 2010 could cause actual results to differ materially.

Video Display Corporation and Subsidiaries
August 31, 2010
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $23.6 million of outstanding debt at August 31, 2010 related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at August 31, 2010. The Company does not trade in derivative financial instruments.
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
          Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2010. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2010.
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

Video Display Corporation and Subsidiaries
August 31, 2010
PART II
Item 1. Legal Proceedings
          During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain other assets of Clinton Electronics Corp. (“Clinton”), including inventory, fixed assets, for a total purchase price of $2,550,000, pursuant to an Asset Purchase Agreement between the parties (the “APA”). The form of consideration for the assets acquired included: (i) a $1.0 million face value Convertible Note; (ii) an agreement to deliver a stock certificate representing Company Common Shares having a $1,125,000 in market value of the Company’s common stock in January of 2008; and (iii) an agreement to deliver a stock certificate representing Company Common Shares having a $500,000 in market value of the Company’s common stock in January of 2009. The Company has paid the $1.0 million Note Payable. The Company is disputing certain representations made by Clinton in the APA including but not limited to representations concerning revenue, expenses, and inventory. As a result of this dispute, the Company has not issued the stock certificates scheduled for delivery January of 2008 and January of 2009. As such, the Company has accrued a potential liability of $1,625,000 and this accrued liability is reflected in the Company’s current Balance Schedule.
          Pursuant to the terms of the APA, the Company and Clinton have agreed to arbitrate the dispute in Atlanta, Georgia. A time has not been set for the arbitration. Based on information currently available, the ultimate outcome of this disputed matter is not expected to have a material adverse effect on the Company’s business, financial condition, or results of operations. However, the ultimate outcome cannot be predicted with certainty, and there can be no assurance that the Company’s failure to prevail would not have a material adverse effect on the Company’s business, financial condition or results of operations.
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
None.
Item 5. Other information
None.

Video Display Corporation and Subsidiaries
August 31, 2010
Item 6. Exhibits

Exhibit
Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(c)	Lease dated November 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2009 Annual Report on Form 10-K)

10(d)	Amendment to Loan Documents and Waiver dated May 27, 2009. (incorporated by reference to Exhibit 10(d) to the Company’s 2009 Annual Report on Form 10-K)

10(e)	Second Amendment to Loan and Security Agreement dated February 26, 2010. (incorporated by reference to Exhibit 10(e) to the Company’s 2010 Annual Report on Form 10-K)

10(f)	Amendment to Loan and Security Agreement dated May 24, 2010 (incorporated by reference to Exhibit 10(f) to the Company’s 2010 Annual Report on Form 10-K)

10(g)	Waiver to Loan Document dated July 14, 2010.(incorporated by reference to Exhibit 10(g) to the Company’s Report on Form 10Q dated July 15, 2010)

10(h)	Loan and Security Agreement and related documents, dated September 26, 2008, among Video Display Corporation and Subsidiaries and RBC Centura Bank as lender and RBC Centura Bank as collateral agent (incorporated by reference to Exhibit 10(h) to the Company’s Report on Form 10-Q dated January 14, 2009).

10(i)	$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10(j)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

10(k)	Amendment to Loan and Security Agreement dated September 30, 2010.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION
October 15, 2010	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 15, 2010	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer