Form 10-Q
period 2010-11-30
VIDEO DISPLAY CORP
filed 2011-01-14
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of November 30, 2010, the registrant had 8,387,009 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

ITEM 1. FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	November 30,	February 28,
	2010	2010
	(unaudited)
Assets
Current assets
Cash	$2,012	$465
Accounts receivable, less allowance for doubtful accounts of $206 and $160	9,575	11,673
Inventories, net	35,919	37,997
Cost and estimated earnings in excess of billings on uncompleted contracts	2,775	4,089
Deferred income taxes	2,961	2,879
Income taxes refundable	415	162
Outside investments	60	78
Prepaid expenses and other	652	520

Total current assets	54,369	57,863

Property, plant, and equipment:
Land	585	585
Buildings	8,351	8,292
Machinery and equipment	22,669	22,174

	31,605	31,051
Accumulated depreciation and amortization	(26,245)	(25,322)

Net property, plant, and equipment	5,360	5,729

Goodwill	1,376	1,376
Intangible assets, net	1,585	1,843
Deferred income taxes	756	760
Other assets	28	32

Total assets	$63,474	$67,603

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands)

	November 30,	February 28,
	2010	2010
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,525	$9,232
Accrued liabilities	4,917	4,475
Billings in excess of cost and estimated earnings on uncompleted contracts	1,358	880
Current maturities of notes payable to officers and directors	678	511
Line of credit	19,558	20,143
Current maturities of long-term debt and financing lease obligations	936	825

Total current liabilities	31,972	36,066
Long-term debt, less current maturities	383	957
Financing lease obligations, less current maturities	231	221
Notes payable to officers and directors, less current maturities	1,473	2,447
Other long term liabilities	296	415

Total liabilities	34,355	40,106

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 8,387 outstanding at November 30, 2010 and 9,732 issued and 8,365 outstanding at February 28, 2010	7,293	7,293
Additional paid-in capital	193	193
Retained earnings	28,903	27,401
Treasury stock, 1,346 shares at cost at November 30, 2010 and and 1,368 shares at cost at February 28, 2010	(7,270)	(7,390)

Total shareholders’ equity	29,119	27,497

Total liabilities and shareholders’ equity	$63,474	$67,603

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Net sales	$16,922	$17,513	$59,373	$50,704

Cost of goods sold	12,009	12,328	40,613	33,713

Gross profit	4,913	5,185	18,760	16,991

Operating expenses
Selling and delivery	1,868	1,711	5,690	5,234
General and administrative	3,435	3,202	10,185	11,084

	5,303	4,913	15,875	16,318

Operating profit (loss)	(390)	272	2,885	673

Other income (expense)
Interest expense	(243)	(308)	(832)	(811)
Other, net	62	80	251	413

	(181)	(228)	(581)	(398)

Income (loss) before income tax
Expense	(571)	44	2,304	275

Income tax expense (benefit)	(152)	(26)	802	27

Net income (loss)	$(419)	$70	$1,502	$248

Net income (loss) per share — basic	$(.05)	$.01	$.18	$.03

Net income (loss) per share — diluted	$(.05)	$.01	$.17	$.03

Average shares outstanding – basic	8,365	8,372	8,365	8,445

Average shares outstanding — diluted	8,700	8,706	8,693	8,756

     The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
Nine Months Ended November 30, 2010 (unaudited)
(in thousands)

	Common	Share	Additional Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock
Balance, February 28, 2010	8,365	$7,293	$193	$27,401	$(7,390)

Net income	—	—	—	1,502	—
Stock options	—	—	—		—
Stock awards	22	—	(28)	—	120
Share based compensation	—	—	28	—	—

Balance, November 30, 2010	8,387	$7,293	$193	$28,903	$(7,270)

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	November 30,
	2010	2009
Operating Activities
Net income	$1,502	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,198	1,720
Provision for doubtful accounts	161	157
Provision for inventory reserve	1,227	1,236
Non-cash charge for share based compensation	120	18
Deferred income taxes	(78)	(654)
Net unrealized loss on equity securities	18	—
Changes in other assets and liabilities	(119)	4
Gain on sale of equipment	(13)	—
Changes in working capital, net of effects from acquisitions:
Accounts receivable	1,937	1,208
Inventories	852	(3,086)
Prepaid expenses and other current assets	(132)	112
Accounts payable and accrued liabilities	(4,265)	772
Cost, estimated earnings and billings, net, on uncompleted contracts	1,792	(2,537)
Income taxes refundable/payable	(253)	1,524

Net cash provided by operating activities	3,947	722

Investing Activities
Capital expenditures	(456)	(227)
Net investments in equity securities	—	255
Proceeds on sale of equipment	101	—
License Agreement	—	(500)

Net cash used in investing activities	(355)	(472)

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	November 30,
	2010	2009
Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	12,794	10,388
Payments on long-term debt, lines of credit and financing lease obligations	(14,031)	(10,785)
Proceeds from notes payable to officers and directors	650	916
Repayments of notes payable to officers and directors	(1,458)	(367)
Purchases and re-issues of treasury stock	—	(344)

Net cash used in financing activities	(2,045)	(192)

Net increase in cash	1,547	58

Cash, beginning of period	465	662

Cash, end of period	$2,012	$720

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries
November 30, 2010
Note 1. — Summary of Significant Accounting Policies
     The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.
     As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all the disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2010, as filed with the Commission. There are no material changes in accounting policy during the nine months ended November 30, 2010.
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
Note 2. — Liquidity
     On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community and Southern Bank to provide new financing to the Company to replace the existing credit agreement with RBC Bank which terminated in conjunction with this Agreement. The new Agreement provides for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The outstanding balance at November 30, 2010 of the prior lines of credit was $19.6 million and the balance of the prior term loan was $0.7 million. These previous credit lines had been extended to December 31, 2010, and accordingly are classified under short-term liabilities on the Company’s balance sheet as of November 30, 2010. A copy of the new Credit Agreement was filed on an 8-K document with the Securities and Exchange Commission on December 30, 2010. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3,000,000. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The Agreement does not expressly quantify these restrictions in terms of dollar amounts: however, in general the Company cannot take such actions other than to a limited extent in the ordinary course of business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents. The restructure of the debt classification due to this agreement will be reflected in the Company’s fourth quarter.
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
November 30, 2010
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
     In December 2009, the FASB issued revised guidance FASB ASU 2009-17, “Consolidations” (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. FASB ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, FASB ASU 2009-17 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. FASB ASU 2009-17 is effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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

Video Display Corporation and Subsidiaries
November 30, 2010
Note 4. — Inventories
     Inventories are stated at the lower of cost (first in, first out) or market.
     Inventories consisted of the following (in thousands):

	November 30,	February 28,
	2010	2010
Raw materials	$20,656	$20,464
Work-in-process	7,746	8,396
Finished goods	12,937	13,789

	41,339	42,649
Reserves for obsolescence	(5,420)	(4,652)

	$35,919	$37,997

Note 5. — Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
Information relative to contracts in progress consisted of the following:

	November 30,	February 28,
	2010	2010
Costs incurred to date on uncompleted contracts	$7,162	$5,476
Estimated earnings recognized to date on these contracts	2,653	2,934

	9,815	8,410
Billings to date	(8,398)	(5,201)

Costs and estimated earnings in excess of billings, net	$1,417	$3,209

Costs and estimated earnings in excess of billings	$2,775	$4,089
Billings in excess of costs and estimated earnings	(1,358)	(880)

	$1,417	$3,209

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
November 30, 2010
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
     As of November 30, 2010 and February 28, 2010, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of November 30, 2010 and February 28, 2010, there were no progress payments that had been netted against inventory.
Note 6. — Intangible Assets
     Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $258,000 and $622,000 for the nine months ended November 30, 2010 and 2009, respectively.
     The cost and accumulated amortization of intangible assets was as follows (in thousands):

	November 30, 2010		February 28, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,611	$2,554	$3,611	$2,466
Non-compete agreements	1,245	1,245	1,245	1,234
Patents	777	600	777	516
Other intangibles	649	298	649	223

	$6,282	$4,697	$6,282	$4,439

Video Display Corporation and Subsidiaries
November 30, 2010
Note 7. — Long-term Debt and Financing Lease Obligations
     Long-term debt and financing lease obligations consisted of the following (in thousands):

	November 30,	February 28,
	2010	2010
Note payable to RBC Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of November 30, 2010); monthly principal payments of $50 plus accrued interest, payable through July 2011; collateralized by all assets of the Company. Refinanced as of December 23, 2010 (see Note 8)	$678	$1,128

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of November 30, 2010); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc	426	454

	1,104	1,582
Financing lease obligations	446	421

	1,550	2,003
Less current maturities	(936)	(825)

	$614	$1,178

Note 8. — Lines of Credit
     On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community and Southern Bank to provide new financing to the Company to replace the existing credit agreement with RBC Bank which terminated in conjunction with this Agreement. The new Agreement provides for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The outstanding balance at November 30, 2010 of the prior lines of credit was $19.6 million and the balance of the prior term loan was $0.7 million, respectively. These previous credit lines had been extended to December 31, 2010, and accordingly are classified under short-term liabilities on the Company’s balance sheet as of November 30, 2010. A copy of the new Credit Agreement was filed on an 8-K document with the Securities and Exchange Commission on December 30, 2010. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3,000,000. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The Agreement does not expressly quantify these restrictions in terms of dollar amounts: however, in general the Company cannot take such actions other than to a limited extent in the ordinary course of business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents. The restructure of the debt classification due to this agreement will be reflected in the Company’s fourth quarter.

Video Display Corporation and Subsidiaries
November 30, 2010
Note 9. — Segment Information
     Condensed segment information is as follows (in thousands):

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2010	2009	2010	2009
Net Sales
Display Segment	$13,121	$12,552	$44,528	$35,989
Wholesale Distribution Segment	3,801	4,961	14,845	14,715

	$16,922	$17,513	$59,373	$50,704

Operating profit
Display Segment	$445	$174	$3,708	$509
Wholesale Distribution Segment	(835)	98	(823)	164

Income (loss)from Operations	(390)	272	2,885	673

Interest expense	(243)	(308)	(832)	(811)
Other income, net	62	80	251	413

Income (loss)before income taxes	$(571)	$44	$2,304	$275

Note 10. — Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (in thousands):

	Nine Months
	Ended November 30,
	2010	2009
Cash Paid for:
Interest	$860	$780

Income taxes, net of refunds	$1,133	$(843)

Noncash Investing and Financing Transactions:
Capital lease obligation	$199	$86

Video Display Corporation and Subsidiaries
November 30, 2010
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
          The following table sets forth the computation of basic and diluted net income per share for the three and nine month periods ended November 30, 2010 and 2009 (in thousands, except per share data):

		Average
	Net Income	Shares	Net Income
	(loss)	Outstanding	Per Share
Three months ended November 30, 2010
Basic	$(419)	8,365	$(.05)
Effect of dilution:
Options	—	335

Diluted	$(419)	8,700	$(.05)

Three months ended November 30, 2009
Basic	$70	8,372	$0.01
Effect of dilution:
Options	—	334

Diluted	$70	8,706	$0.01

Nine months ended November 30, 2010
Basic	$1,502	8,365	$0.18
Effect of dilution:
Options	—	328

Diluted	$1,502	8,693	$0.17

Nine months ended November 30, 2009
Basic	$248	8,445	$0.03
Effect of dilution:
Options	—	311

Diluted	$248	8,756	$0.03

Stock-Based Compensation Plans
          For the nine-month period ended November 30, 2010 and 2009, the Company recognized general and administrative expenses of $27,903 and $17,271, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital.

Video Display Corporation and Subsidiaries
November 30, 2010
As of November 30, 2010, total unrecognized compensation costs related to stock options granted was $42,678. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 2 years.
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
          Three members of the board of directors were each granted 3,000 stock options during the nine month period ended November 30, 2010 and two members of the board of directors were each granted 3,000 stock options in the nine months ended November 30, 2009.
          On September 3, 2010 the Company awarded employees restricted stock in recognition of their willingness to forego a portion of their salary during the past year. The restricted stock vests 25% at the end of each quarter and will be fully vested at the end of one year. The Company recognized general and administrative expenses of $92,168 for the three month and nine month period ending November 30, 2010.
Stock Repurchase Program
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at November 30, 2010. The Credit Agreement executed by the Company on December 23, 2010 includes restrictions on investments that restrict further repurchases of stock under this program. For the nine months ended November 30, 2010, no treasury shares were repurchased, and during the nine months ended November 30, 2009, the Company repurchased 229,037 shares at an average price of $1.50 per share, which have been added to treasury shares on the consolidated balance sheet.
Note 12. — Income Taxes
          The effective tax rate for the nine months ended November 30, 2010 and 2009 was 34.8% and 9.8%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.
Note 13. — Related Party Transactions
     In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by RBC Bank and Community and Southern Bank. (See Note 15) The balance outstanding under this loan agreement was approximately $1.9 million at November 30, 2010 and $2.8 million at February 28, 2010. Interest paid during the quarter ended November 30, 2010 and 2009 on this note was $51,004 and $50,574, respectively, and interest paid for the nine months ending November 30, 2010 and November 30, 2009 was $167,315 and $139,632, respectively.

Video Display Corporation and Subsidiaries
November 30, 2010
          The Company has a new demand note outstanding from another officer, bearing interest at 8%. The balance on the note as of the quarter ending November 30, 2010 is $282,009. The Company had a demand note from the same officer which was paid in full in August 2010. Interest paid on the demand note for the nine months ended November 30, 2010 and 2009 was $3,641 and $10,878, respectively.
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
          Pursuant to the terms of the APA, the Company and Clinton have agreed to arbitrate the dispute in Atlanta, Georgia. An arbitration claim has not yet been filed, nor has a time been set for arbitration. Based on information currently available, the ultimate outcome of this disputed matter is not expected to have a material adverse effect on the Company’s business, financial condition, or results of operations. However, the ultimate outcome cannot be predicted with certainty, and there can be no assurance that the Company’s failure to prevail would not have a material adverse effect on the Company’s business, financial condition or results of operations.
Note 15. — Subsequent Events
          On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community and Southern Bank to provide new financing to the Company to replace the existing credit agreement with RBC Bank which terminated in conjunction with this Agreement. The new Agreement provides for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The outstanding balance at November 30, 2010 of the prior lines of credit was $19.6 million and the balance of the prior term loan was $0.7 million, respectively. These previous credit lines had been extended to December 31, 2010, and accordingly are classified under short-term liabilities on the Company’s balance sheet as of November 30, 2010. A copy of the new Credit Agreement was filed on an 8-K document with the Securities and Exchange Commission on December 30, 2010. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3,000,000. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The Agreement does not expressly quantify these restrictions in terms of dollar amounts: however, in general the Company cannot take such actions other than to a limited extent in the ordinary course of business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents. The restructure of the debt classification due to this agreement will be reflected in the Company’s fourth quarter.
          On January 10, 2010, the Company issued a press release announcing its plan to sell its wholly- owned subsidiary, Fox International Ltd., Inc., a wholesale distribution business, in a sealed bid auction sale to the highest bidder. The Company retains the absolute and complete right to accept or reject any bid. Additionally, all bids will be subject to a right by management of Fox to place a bid higher than any bid entered by a third party. VDC management believes that VDC shareholder value will be greatly enhanced by focusing its resources on its primary display business. Interested potential bidders will be given a thirty (30)-day due diligence review period beginning January 15, 2011. All sealed bids will be submitted to the Company on February 22, 2011.

Video Display Corporation and Subsidiaries
November 30, 2010
          The carrying amounts of the major classes of assets and liabilities (in thousands) are as follows:

November 30,
2010
(unaudited)
Assets
Current assets	6,133

Net Property, plant, and equipment	1,222

Other assets	23

Liabilities
Current Liabilities	7,693

Long-term Liabilities	231

Video Display Corporation and Subsidiaries
November 30, 2010
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
          Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 245 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel

Video Display Corporation and Subsidiaries
November 30, 2010
display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at November 30, 2010 and February 28, 2010, believes its reserves to be adequate.
          Interest rate exposure — The Company had outstanding debt of $22.8 million as of November 30, 2010, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board could have a negative affect on the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
          Liquidity - On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community and Southern Bank to provide new financing to the Company to replace the existing credit agreement with RBC Bank which terminated in conjunction with this Agreement. The new Agreement provides for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The outstanding balance at November 30, 2010 of the prior lines of credit was $19.6 million and the balance of the prior term loan was $0.7 million. These previous credit lines had been extended to December 31, 2010, and accordingly are classified under short-term liabilities on the Company’s balance sheet as of November 30, 2010. A copy of the new Credit Agreement was filed on an 8-K document with the Securities and Exchange Commission on December 30, 2010. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3,000,000. The agreement contains covenants, including requirements related to tangible cash flow, ratio of debt to cash flow and asset coverage. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The Agreement does not expressly quantify these restrictions in terms of dollar amounts: however, in general the Company cannot take such actions other than to a limited extent in the ordinary course of business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents. The restructure of the debt classification due to this agreement will be reflected in the Company’s fourth quarter.
          Government Contracts - The Company, primarily through its Aydin, Lexel, and Display Systems subsidiaries, had contracts with the U.S. government (principally the Department of Defense and Department of Defense subcontractors) which generated net sales of approximately $15.2 million and $7.7 million for the nine months ending November 30, 2010 and November 30, 2009, respectively. If we are unable to replace expiring contracts, which are typically less then twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, financial condition and results of operations. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future, but we have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.

Video Display Corporation and Subsidiaries
November 30, 2010
Results of Operations
     The following table sets forth, for the three and nine months ended November 30, 2010 and 2009, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2010	2009	2010	2009
Sales
Display Segment
Monitors	67.8%	62.2%	65.8%	58.7%
Data Display CRTs	8.6	8.6	8.5	11.1
Entertainment CRTs	0.6	0.5	0.5	0.9
Components Parts	0.5	0.4	0.2	0.3

Total Display Segment	77.5%	71.7%	75.0%	71.0%
Wholesale Distribution Segment	22.5	28.3	25.0	29.0

	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	71.0%	70.4%	68.4%	66.5%
Selling and delivery	11.0	9.7	9.6	10.3
General and administrative	20.3	18.3	17.2	21.9

	102.3%	98.4%	95.2%	98.7%

Income (loss)from operations	(2.3)%	1.6%	4.8%	1.3%

Interest expense	(1.4)%	(1.8)%	(1.4)%	(1.6)%
Other income, net	0.3	0.5	0.4	0.8

Income (loss)before income taxes	(3.4)%	0.3%	3.8%	0.5%
(Provision) benefit for income taxes	(0.9)	(0.1)	1.3	0.0

Net income (loss)	(2.5)%	0.4%	2.5%	0.5%

Net sales
     Consolidated net sales decreased $0.6 million for the three months ended November 30, 2010 and increased $8.7 million for the nine months ended November 30, 2010 as compared to the three and nine months ended November 30, 2009, respectively. Display segment sales increased $0.5 million for the three month comparative period and increased $8.5 million for the nine-month comparative period. Sales within the Wholesale Distribution segment decreased $1.2 million for the three month comparative period primarily due to procurement issues with one of their primary suppliers and increased $0.1 million for the nine-month comparative period. The issues with the supplier have been resolved and shipments are now flowing regularly.
     The net increase in Display Segment sales for the three months ended November 30, 2010 is primarily attributed to the monitor and display divisions, as compared to the same period ended November 30, 2009. The Monitor revenues increased $0.6 million for the three month comparable period and increased $9.3 million over the nine-month period primarily due to the fulfillment of orders against long term contracts and new business. The display revenues decreased

Video Display Corporation and Subsidiaries
November 30, 2010
$0.1 million for the comparable three month period and decreased $0.6 million to the comparable nine-month period primarily due to the sluggish CRT orders in the flight simulation segment of the business. The entertainment revenues were flat for the three month period and decreased $0.2 million for the nine month period.
Gross margins
     Consolidated gross profits decreased by 5.3% for the three months ended November 30, 2010 over the three months ended November 30, 2009. The consolidated gross profits increased by 10.4% for the nine months ended November 30, 2010 over the nine months ended November 30, 2009 due to the increased sales while gross profit margins declined 5.7% from 33.5% to 31.6%.
     Display segment gross profits increased by 2.5% for the three month period ended November 30, 2010 over the comparable three month period ended November 30, 2009 and increased by 23.8% for the nine month period ended November 30, 2010 over the comparative nine month period ended November 30, 2009 due to the increased sales volume. The major growth came from the Company’s Monitor division, which saw its gross margin dollars increase by 39.5% for the nine months ended November 30, 2010 and its gross margin percentage increase from 26.1% to 27.8%. For the three months ended November 30, 2010 the Monitor division’s gross margin dollars increased by 6.6% compared to the three months ended November 30, 2009 while its gross margin percentage was flat. The Monitor division’s increases are attributable to the increased shipments on a number of long term contracts. Data Display division gross margin dollars decreased by 34.8% for the three month comparable period ended November 30, 2010, and decreased by 22.3% for the nine months ended November 30, 2010 compared to the nine months ended November 30, 2009, due to the impact of the decreased margins and sales at the both of the Company’s display facilities. The gross margins in home entertainment CRTs and the Component Parts were negligible as both divisions sales continue to decline and are not material to the results of the Company. The Company has reduced the net book value of the Entertainment division in anticipation of its closure and does not anticipate a material loss when the division is closed.
     The Wholesale Distribution segment margin dollars decreased by 17.4% for the comparable three month period ended November 30, 2010 and decreased by 7.2% for the comparable nine month period ended November 30, 2010. The gross margin percentages increased from 40.8% to 44.0% for the three month comparable period ended November 30, 2010 and decreased from 49.8% to 45.8% for the comparable nine month period ended November 30, 2010 due to the changes in customer and product mix and difficulty receiving product from a major supplier. The issues at the supplier have improved and the delays in receiving products have dissipated.
Operating expenses
     Operating expenses as a percentage of sales increased from 28.1% to 31.3% for the three month comparable period ended November 30, 2010 but decreased from 32.2% for the nine months ended November 30, 2009 to 26.7% for the nine months ended November 30, 2010. The increase for the quarter was primarily due to increases at the wholesale distribution segment of the business. Actual operating expenses decreased by 2.7% from the prior year for the nine month period ended November 30, 2010. This decrease was primarily due to lower legal fees, research and development fees, and lower amortization costs of intangibles. The Company was also able to control other fixed costs, such as rent and other administrative costs on increased sales volume. The Company expects to continue to contain costs while increasing revenue.
     Display segment operating expenses increased slightly from 20.9% to 21.3% of net sales for the three month comparable period ended November 30, 2010, but decreased from 24.4% to 18.5% for the nine month period as compared to the comparable prior year period. The reductions of expenses discussed above primarily occurred in the display segment of the business.

Video Display Corporation and Subsidiaries
November 30, 2010
     Wholesale Distribution segment operating expenses increased from 46.2% to 66.0% of net sales for the three month comparable period ended November 30, 2010 and increased slightly from 51.2% to 51.4% for the nine month period a year ago, primarily due to a decrease in sales with no cost reductions.
Interest expense
     Interest expense decreased 21.1% for the three month comparable period ended November 30, 2010 due to decreased borrowings as business conditions improved and increased by 2.6% for the nine months ended November 30, 2010 as compared to the same period a year ago due to increased borrowings for inventory primarily in the first quarter of 2010. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. The interest expense reflects higher average borrowings outstanding and higher average interest rates for the nine months.
Income taxes
     The effective tax rate for the three months ended November 30, 2010 and November 30, 2009 was (26.6%) and (59.1%), respectively, and for the nine months ended November 30, 2010 and November 30, 2009 was 34.8% and 9.8%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes and research and experimentation tax credits.
Liquidity and Capital Resources
     As of November 30, 2010, the Company had total cash of $2.0 million. The Company’s working capital was $22.4 million and $21.8 million at November 30, 2010 and February 28, 2010, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements, largely inventories and accounts receivable, debt service, capital expenditures, product line additions and dividends.
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
     On December 23, 2010, the Company and subsidiaries executed a Credit Agreement with RBC Bank and Community and Southern Bank to provide new financing to the Company to replace the existing credit agreement with RBC Bank. The new agreement provides for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4%, as defined in the loan documents.
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
     Cash provided by operations for the nine months ended November 30, 2010 was $3.9 million as compared to cash provided by operations of $0.7 million for the nine months ended November 30, 2009. This net increase in cash provided

Video Display Corporation and Subsidiaries
November 30, 2010
is primarily the result of an increase in profitability from $0.2 million for the nine months ended November 30, 2009 to $1.5 million for the nine months ended November 30, 2010, along with changes in other working capital components.
     Investing activities used cash of $0.3 million primarily for purchases of equipment during the nine months ended November 30, 2010, compared to cash used of $0.4 million during the nine months ended November 30, 2009, primarily related to a license agreement.
     Financing activities used cash of $2.0 million for the nine months ended November 30, 2010, due to net repayments against the line of credit and to the Company’s officers, compared to cash used of $0.2 million for the nine months ended November 30, 2009, reflecting borrowings on the line of credit and the purchase of treasury stock offset by additional borrowing from the Company’s Chief Executive Officer.
     The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures, and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.
The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at November 30, 2010. The Credit Agreement executed by the Company on December 23, 2010 includes restrictions on investments that restrict further repurchases of stock under this program. For the nine months ended November 30, 2010, no treasury shares were repurchased, and during the nine months ended November 30, 2009, the Company repurchased 229,037 shares at an average price of $1.50 per share, which have been added to treasury shares on the consolidated balance sheet.
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

Video Display Corporation and Subsidiaries
November 30, 2010
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
November 30, 2010
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
     In December 2009, the FASB issued revised guidance FASB ASU 2009-17, “Consolidations” (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. FASB ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, FASB ASU 2009-17 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. FASB ASU 2009-17 is effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
November 30, 2010
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
November 30, 2010
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $22.8 million of outstanding debt at November 30, 2010 related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at November 30, 2010. The Company does not trade in derivative financial instruments.
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
     Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2010. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of November 30, 2010.
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
November 30, 2010
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
     Pursuant to the terms of the APA, the Company and Clinton have agreed to arbitrate the dispute in Atlanta, Georgia. An arbitration claim has not yet been filed, nor has a time been set for arbitration. Based on information currently available, the ultimate outcome of this disputed matter is not expected to have a material adverse effect on the Company’s business, financial condition, or results of operations. However, the ultimate outcome cannot be predicted with certainty, and there can be no assurance that the Company’s failure to prevail would not have a material adverse effect on the Company’s business, financial condition or results of operations.
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
None.
Item 5. Other information
None.

Video Display Corporation and Subsidiaries
November 30, 2010
Item 6. Exhibits

Exhibit
Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(c)	Lease dated November 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2009 Annual Report on Form 10-K)

10(h)	Loan and Security Agreement and related documents, dated December 23, 2010, among Video Display Corporation and Subsidiaries and RBC Bank and Community and Southern Bank as lenders and RBC Bank as administrative agent (incorporated by reference to Exhibit 10(h) to the Company’s Report on Form 8-K dated December 30, 2010).

10(i)	$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10(j)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION
January 14, 2011	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 14, 2011	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer