Form 10-K
period 2011-02-28
VIDEO DISPLAY CORP
filed 2011-05-27
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2011
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
YES ☐ NO ☑
     As of August 31, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the NASDAQ National Market System was $9,910,248.
     The number of shares outstanding of the registrant’s Common Stock as of May 1, 2011 was 7,608,947.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement to be delivered to stockholders in conneection with our 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

VIDEO DISPLAY CORPORATION

PART I
Item 1. Business.
General
          Video Display Corporation (the “Company” or “We”) is a world-class provider and manufacturer of video products, components, and systems for data display and presentation of electronic information media in various requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems for government, military, aerospace, medical and commercial organizations. The Company markets its products worldwide primarily from facilities located in the United States and several sales and service agents located worldwide. Please read the comments under the caption “Forward looking statements and risk factors” in Item 1A Risk Factors of this Annual Report on Form 10-K.
          On March 1, 2011, the Company sold its subsidiary Fox International Ltd. to FI Acquisitions LLC. We accounted for this business as discontinued operations, and accordingly, we have reclassified the consolidated financial results for all periods presented to reflect them as such. Unless otherwise noted, discussions in this Form 10-K pertain to our continuing operations.
Description of Principal Business
          The Company generates revenues from the manufacturing and distribution of displays and display components. The Company is organized into four divisions: Monitors, Display CRTs, Entertainment CRTs, and Component Parts.
          Consolidated Net Sales by division for fiscal 2011 are comprised of the following:
Monitors (88%)
Data Display CRTs (11%)
Entertainment CRTs (0.6%)
Component Parts (0.4%)
          A more detailed discussion of sales by category of product is included under the section entitled “Principal Products by Division.”
          The Company’s manufacturing and distribution facilities are located in Georgia, Florida, Louisiana, Pennsylvania, New York, Illinois, Kentucky, in addition to several sales and service agents located worldwide.
          The Company continues to explore opportunities to expand its product offerings in the display industry. The Company anticipates that this expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company’s position in the display industry. Management continually evaluates product trends externally in the industry and internally in the divisions in which the Company operates. Overall trends are discussed herein under “Flat Panel and Other Technology.” During the last three years, the Company expended significant research and development funds (approximately $0.7 million in fiscal 2011) in high-resolution projection displays, active matrix liquid crystal display (“AMLCD”) technologies, and infrared imaging (“IR”) for commercial and military applications.
Segment Information
          In prior years, we had two reportable segments: Displays and Wholesale. These segments were identified and aggregated based on the types of products and markets they served. On March 1, 2011, Fox International Ltd. was sold, which represented our entire wholesale segment. The remaining operations are deemed to meet the criteria for aggregation under the applicable authoritative guidance and, as such, these operations are reported as one segment within the Consolidated Financial Statements.

Principal Products by Division
Monitors
          The Company’s monitor operations are conducted in Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Aydin); Cape Canaveral, Florida (Display Systems); and Lexington, Kentucky (Lexel).
          This portion of the Company’s operations, which contributed approximately 88% of fiscal 2011 consolidated net sales, involves the design, engineering, and manufacture of complete monochrome, color monitor, and projector display units using new CRTs or flat panel displays. The Company will customize these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.
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
          The Company anticipates that AMLCD and Plasma Display products, due to their lower space and power requirements, will eventually become the display of choice in many display applications. The significance of this continuing trend has had an effect on the Company. In anticipation of long-term trends toward flat panel display usage, the Company has focused its efforts, as well as its acquisition strategy, toward flat panel technologies for niche market applications in the medical, simulation, training and military markets. Other types of technology, including high-definition television (“HDTV”), have not had a significant impact on the Company’s business. HDTV utilizes both CRT and flat panel technology and, therefore, has potential positive effects on the Company due to anticipated higher margin CRT replacements. There will be long-term negative effects on the Company’s CRT business as the HDTV market moves toward greater flat panel utilization, but the impact is not anticipated to be significant as the consumer television replacement market currently accounts for less than 1% of overall Company revenues. The Company will continue to monitor these trends and adjust its CRT inventory levels and operating facilities to reflect changes in demand.
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
          The Company’s CRT manufacturing operations of new and recycled CRTs are conducted at facilities located in White Mills, Pennsylvania (Chroma); Bossier City, Louisiana (Novatron); Lexington, Kentucky (Lexel); and Loves Park, Illinois (Clinton). The Company’s Tucker, Georgia location is the Company’s primary distribution point for data display CRTs purchased from outside sources.
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

          The Company also distributes new CRTs and other electronic tubes purchased from original manufacturers. The Company forecasts its inventory requirements for six months to one year. Occasionally, manufacturers offer large quantities of overstocked original manufactured tubes at significant price reductions. The Company acquires these tubes when the existing replacement market appears to demonstrate adequate future demand and the purchase price allows a reasonable profit for the risk. Due to the extended timeframe for the replacement market to develop (five to seven years), these purchased inventories sometimes do not sell as quickly as other inventories. Bulk CRT purchases have declined over the past few years as the Company is managing current inventory levels against the anticipated reduction in future CRT demand due to the growth of flat panel technology.
          The Company maintains an internal sales organization to sell directly to OEMs (Original Equipment Manufacturers) and their service organizations and markets its products through approximately 75 independent wholesale electronics distributors located throughout the U.S.
          In addition to factors affecting the overall market for such products, the Company’s sales volume in the CRT replacement markets is dependent upon the Company’s ability to provide prompt response to customers’ orders, while maintaining quality control and competitive pricing. The Company’s CRT manufacturing activities are scheduled primarily based upon current and projected future customer needs.
Component Parts
          The Company, through its Tucker, Georgia based electron gun manufacturing subsidiary, Southwest Vacuum Devices, Inc., manufactures electron gun assemblies comprised of small metal, glass and ceramic parts. The assembly process is highly labor intensive. While the particular electron guns being sold are of the Company’s own design, most are replacements for electron guns previously designed for original equipment CRTs used in television sets and computer monitors. Raw materials consist of glass and metal stamped parts.
          Although Southwest Vacuum markets its products to independent customers, the majority of electron guns produced by the Company are consumed internally among the Company’s own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $223,000 and $234,000 for fiscal 2011 and 2010, respectively.
Patents and Trademarks
          The Company is currently in the process of applying for patents on newly developed products and technology and holds patents with respect to certain products and services. The Company also sells products under various trademarks and trade names. Additionally, the Company licenses certain electronic technology to other manufacturing companies, which generated royalty revenues of approximately $224,000 and $258,000 in fiscal 2011 and 2010, respectively. The Company believes that its patents and trademarks are of value and intends to protect its rights when, in its view, these rights are infringed upon. The Company’s key patents expire in 2014. The Company believes that success in its industry primarily will be dependent upon incorporating emerging technology into new product line introductions, frequent product enhancements, and customer support and service.
Seasonal Variations in Business
          Historically, there has not been seasonal variability in the Company’s business.
Working Capital Practices
          On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (Collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The outstanding balance at February 28, 2011 of the line of credit was $13.3 million and the balances of the term loans were $3.4 million and $3.0 million, respectively. A copy of the new Credit Agreement was filed in an 8-K document with the Securities and Exchange Commission on December 30, 2010. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million The $3.0 million term loan is secured by real estate property of the Company including a building owned by the Company’s Fox International subsidiary. The Fox International subsidiary was sold to FI Acquisitions on March 1, 2011(see Note 19- Subsequent

Events), a company owned by the Chief Executive Officer and the building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.
          The agreement contains three covenants: a fixed charge coverage ratio, ratio of senior funded debt to EBITDA, and total liabilities to tangible net worth. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents.
          As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community & Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. Additionally, RBC Bank and Community & Southern Bank have amended the Credit Agreement to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior debt to cash flow covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011. This covenant was deemed to be the most restrictive by the Company and the Banks. Management believes based on their projections, the Company will be able to meet the new covenants and be in compliance under the new loan agreements.
Concentration of Customers
          The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, industrial and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 46% and 37% of consolidated net sales for fiscal 2011 and 2010, respectively. Sales to foreign customers were 17% and 16% of consolidated net sales for fiscal 2011 and 2010, respectively. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Backlog
          The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $30.9 million at February 28, 2011 and $31.9 million at February 28, 2010. It is anticipated that more than 87% of the February 28, 2011 backlog will ship during fiscal 2012.
Government Contracts
          The Company, primarily through its Aydin, Lexel, and Display Systems subsidiaries, had contracts with the U.S. government (principally the Department of Defense and Department of Defense subcontractors) which generated net sales of approximately $27.2 million and $18.6 million for fiscal 2011 and 2010, respectively. The Company’s costs and earnings in excess of billings on these contracts were approximately $2.2 million at February 28, 2011 and $4.1 million at February 28, 2010. The Company had billings in excess of costs and earnings on these contracts of $1.0 million at February 28, 2011 and $0.9 million at February 28, 2010. These contracts are typically less than twelve months in duration and specify a delivery schedule for units ordered. Most of these government contracts specify a designated number of units to be delivered at a specified price, rather than on a cost plus basis. These contracts are subject to government audit to ensure conformity with design specifications.
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

Research and Development
          The objectives of the Company’s research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing display systems and electron optic technology. The Company continues its research and development in advanced IR for commercial and military applications. The Company has funded additional IR research in partnership with the University of Rhode Island. The Company believes that potential future markets for IR include military and security surveillance, target acquisition, fire fighting, and industrial and medical thermography. The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative costs. Research and development costs were approximately $0.7 million and $1.0 million in fiscal 2011 and 2010, respectively.
Employees
          As of February 28, 2011, the Company employed 310 persons on a full time basis. Of these, 99 were employed in executive, administrative, and clerical positions, 17 were employed in sales and distribution, and 194 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory.
Competition
          The Company believes that it has a competitive advantage in the display industry due to its ability to engineer custom display solutions for a variety of industrial and military applications, its ability to provide internally produced component parts, and its manufacturing flexibility. As a result, the Company can offer more customization in the design and engineering of new products. With the operations of Aydin Displays, Lexel Imaging and Display Systems, the Company believes it has become one of the leading suppliers within the specialty display markets.
          The Company utilizes flat panel displays in many of its monitor units. These flat panels are purchased from OEMs. The consolidated net sales generated in fiscal 2011 from products utilizing flat panel technology were $16.4 million as compared to $11.1 million in fiscal 2010. Since a significant portion of the Company’s revenues is generated from the replacement market, the Company has the opportunity to see trends in OEM sales, and while the growth in flat panel products is outpacing growth in CRT products, the CRT market remains a quite viable market for its products. As trends continue to become more defined, and replacement of these products occurs in five to seven years, the Company foresees a bigger impact and utilization of flat panel products in its business. There is competition in the area of flat panel technology and the Company will strive to rely on its ability to adapt and incorporate designs into its future products so that it may compete in a profitable manner. Currently, the flat panel market is made up of many competitors of various sizes, none holding a dominant position in the flat panel marketplace.
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
          The Company believes it has a competitive advantage and is the sole source in providing many of its CRTs to the customer base of its Data Displays and Lexel subsidiaries as these operations have been providing reliable products and services to these customers for more than 30 years. Lexel manufactures a broad range of CRT and direct view storage tube (“DVST”) solutions used in military, industrial, and commercial applications, including Avionics, Projection, Medical and general-purpose displays. Data Displays offers a wide range of high performance imaging devices and high resolution displays for medical, business applications, military, and fight simulation.
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

Discontinued Operations
          On March 1, 2011, the Company sold its Fox International Ltd. subsidiary to FI Acquisitions, a company owned by Video Display’s Chief Executive Officer. We accounted for this business as discontinued operations, and, accordingly, we have reclassified the consolidated financial results for all periods presented to reflect them as such. (See Note 18 — Discontinued Operations)
Item 1A. Risk Factors.
Forward looking statements and risk factors
          All statements other than statements of historical facts included in this report, including, without limitation, those statements contained in Item 1, are statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934. The words “expect”, “estimate”, “anticipate”, “predict”, “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s consolidated financial condition or results of operations; (ii) the Company’s financing plans; (iii) the Company’s business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends.
          Our Company operates in technology-based markets that involve a number of risks, some of which are beyond our control. The following discussion highlights some risks and uncertainties that investors should consider, in conjunction with all other information in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to the Company may impair the Company’s business and operations. If any of the following risks actually occur, the Company’s business, consolidated financial condition, cash flows, or results of operations could be materially affected.
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
          The Company’s growth strategy includes expansion through acquisitions. There can be no assurance that the Company will be able to complete further acquisitions or that past or future acquisitions will not have an adverse impact on the Company’s consolidated operations.
Changes in government priorities may affect military spending, and our consolidated financial condition and results of operations could suffer if their purchases decline.
          We currently derive a significant portion of our net sales (46% in fiscal 2011) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less than twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.
If we are unable to retain certain key personnel and hire new, highly-skilled personnel, we may not be able to execute our business plan.
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
          New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices, may adversely affect our consolidated financial condition, or results of operations.
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
          We make certain estimates and projections in connection with impairment analyses for goodwill and other long-term assets in accordance with FASB ASC Topic 350, “Intangible Assets”, and FASB ASC Topic 360 “Property, Plant, and Equipment.” These calculations require us to make a number of estimates and projections of long-term future results. If these estimates or projections change or prove incorrect, we may be required to record impairment charges. If these impairment charges were significant, our consolidated financial position or results of operations would be adversely affected.
International factors could negatively affect our business.
          A significant portion of our consolidated net sales (17% in fiscal 2011) is made to foreign customers. We also receive a significant amount of our raw materials from foreign venders. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:
•	Economic downturns;

•	Currency exchange rate and interest rate fluctuations;

•	Changes in governmental policy, including, among others, those relating to taxation;

•	International military, political, diplomatic and terrorist incidents;

•	Government instability;

•	Nationalization of foreign assets;

•	Natural disasters, such as the recent Japan earthquake, could disturb our supply chains; and

•	Tariffs and governmental trade policies.
          We cannot ensure that one or more of these factors will not negatively affect our international customers and, as a result, our business and consolidated financial performance.
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
          The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions, and which may adversely affect our ability to operate our business. Among other things, these covenants limit our ability to:

•	incur additional indebtedness;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	engage in any business activity substantially different from our current businesses;

•	pay dividends;

•	purchase treasury shares; and

•	cause, permit, or suffer a change in capital ownership.
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

Location	Square Feet	Lease Expires

CRT, Monitor and Electron Gun — Manufacturing and Warehouse Facilities
Tucker, Georgia	59,000	October 31, 2018
Stone Mountain, Georgia	45,000	May 31, 2018
White Mills, Pennsylvania	110,000	Company Owned
Bossier City, Louisiana	26,000	Company Owned
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Phelps, New York	32,000	Company Owned
Cape Canaveral, Florida	30,000	January 17, 2012
Lexington, Kentucky	80,000	March 31, 2015
Loves Park, Illinois	120,000	September 30, 2011 (b)

(a)	The Birdsboro, Pennsylvania property secures mortgage loans from a bank with a principal balance of $0.4 million as of February 28, 2011. This mortgage loan bears an interest rate of approximately 7.3%. Monthly principal and interest payments of approximately $5,000 are payable through October 2021.

(b)	Approximately 100,000 square feet are on a month-to-month lease arrangement. The other 20,000 square feet are being leased from Border Town Properties on a one-year lease.

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
          During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain other assets of Clinton Electronics Corp. (“Clinton”), including inventory, fixed assets, for a total purchase price of $2.55 million, pursuant to an Asset Purchase Agreement between the parties (the “APA”). The form of consideration for the assets acquired included: (i) a $1.0 million face value Convertible Note; (ii) an agreement to deliver a stock certificate representing Company Common Shares having a $1.13 million in market value of the Company’s common stock in January of 2008; and (iii) an agreement to deliver a stock certificate representing Company Common Shares having a $0.5 million in market value of the Company’s common stock in January of 2009. The Company has paid the $1.0 million Note Payable. The Company is disputing certain representations made by Clinton in the APA including but not limited to representations concerning revenue, expenses, and inventory. As a result of this dispute, the Company has not issued the stock certificates scheduled for delivery January of 2008 and January of 2009. As such, the Company has accrued a potential liability of $1.63 million and this accrued liability is reflected in the Company’s current Balance Sheet.
          Pursuant to the terms of the APA, the Company and Clinton have agreed to arbitrate the dispute in Atlanta, Georgia. A time has not been set for the arbitration. Based on information currently available, the ultimate outcome of this disputed matter is not expected to have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows. However, the ultimate outcome cannot be predicted with certainty, and there can be no assurance that the Company’s failure to prevail would not have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.
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
          The following table shows the range of prices for the Company’s common stock as reported by NASDAQ for each quarterly period beginning on March 1, 2009. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 28, 2011		February 28, 2010
Quarter Ended	High	Low	High	Low
May	$5.38	$4.39	$3.64	$1.23
August	4.87	3.87	3.53	2.90
November	4.50	3.79	5.19	3.19
February	4.20	3.70	4.90	3.84
          There were approximately 493 holders of record of the Company’s common stock as of May 15, 2011.
          Payment of cash dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate. The Company is restricted by certain loan agreements regarding the payout of cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
          The following table provides information as of February 28, 2011 regarding compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance.

Number of securities
	Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
Stock Option Plan	and rights	warrants and rights	first column)
Equity compensation plans approved by security holders	96,000	$5.05	738,000
Issuer Purchases of Equity Securities
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2011, the Company did not purchase any shares. Under this program, an additional 816,418 shares remain authorized to be repurchased by the Company at February 28, 2011. As discussed in Note 7 to the Consolidated Financial Statements, the Loan and Security Agreement executed by the Company on December 23, 2010, include restrictions on investments that restrict further repurchases of stock under this program.

Item 6. Selected Financial Data
          N/A
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          We have reclassified management’s discussion and analysis for all periods presented to reflect the consolidated financial results of Fox International Ltd. as discontinued operations. See “Results of Operations-Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, discussions below pertain to our continuing operations.
          Additionally, as Fox International Ltd., represented our entire wholesale segment, we have also reflected that change by presenting all periods in one reportable segment.
Overview
          The Company is a worldwide leader in the manufacturing and distribution of a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment — the manufacturing and distribution of displays and display components. The Company is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of FASB ASC Topic 280 “Segment Reporting”:
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
          During fiscal 2011, management of the Company focused key resources on strategic efforts to dispose of unprofitable operations and seeking acquisition opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:
Inventory management — The Company continually monitors historical sales trends as well as projected needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.
          Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages 309 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make “last time” buys. In the monitor operations of the Company’s business, the market for its products is characterized by rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers or accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. The Company’s management monitors the adequacy of its inventory reserves regularly, and at February 28, 2011, believes its reserves to be adequate.
Interest rate exposure — The Company had outstanding debt of approximately $22 million and $21 million, as of February 28, 2011 and 2010, respectively, subject to interest rate fluctuations by the Company’s lenders. Variable interest rates on the Company’s loans and the potential for rate hikes could negatively affect the Company’s future earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Operations
          The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):
          (See Item 1. Business — Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions.)

	2011		2010
	Amount	%	Amount	%
Net Sales
Monitors	$51,936	88.0%	$42,135	84.1%
Data Display CRTs	6,498	11.0	7,181	14.3
Entertainment CRTs	353	0.6	579	1.2
Component Parts	252	0.4	181	0.4

Total Company	59,039	100.0	50,076	100.0

Costs and expenses
Cost of goods sold	$43,544	73.8%	$36,367	72.6%
Selling and delivery	4,387	7.4	3,905	7.8
General and administrative	6,689	11.3	7,411	14.8

	54,620	92.5	47,683	95.2

Income from operations	4,419	7.5	2,393	4.8

Interest expense	(946)	(1.6)	(912)	(1.8)
Other income, net	245	0.4	297	0.5

Income before income taxes	3,718	6.3	1,778	3.5
Provision for income taxes	1,317	2.2	599	1.2

Income from continuing operations	2,401	4.1%	1,179	2.3%
Loss from discontinued operations, net of tax	(1,314)	(2.2%)	(239)	(0.4%)

Net Income	$1,087	1.9%	$940	1.9%

Fiscal 2011 Compared to Fiscal 2010
Net Sales
          Consolidated net sales increased $8.9 million or 17.9% to $59.0 million for fiscal 2011, compared to $50.1 million for fiscal 2010.
          The Company’s business is more concentrated in the monitor division of the Company where all the new growth is occurring as the market for CRTs declines and moves to newer technologies. The Company is now a video display solutions company, while it still services the existing CRT markets. The Monitor revenues increased $9.8 million primarily due to long-term contracts that began in the fourth quarter of the previous year and continued this fiscal year at Aydin and Display Systems facilities. Z-Axis also experienced tremendous growth in its custom manufacturing and power supply Sales due to new business. Overall Z-Axis increased 83% in net revenues. Lexel experienced a 6.2% decline in revenues due to a decline in orders for various types of its CRT business. Data Display CRT sales in fiscal 2011 declined due to decreased demand by the division’s largest customer, sales with the customer are expected to increase in fiscal 2012. Entertainment CRT net sales declined $0.2 million in fiscal 2011 compared to fiscal 2010. A significant portion of the entertainment division’s sales are to major television retailers as replacements for products sold under manufacturer and extended warranties. Due to the continued shift to flat screen televisions, the market for replacement CRTs has diminished. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. Future sales trends in this division will be negatively impacted by the decreasing number of extended warranties sold for larger, more expensive sets. Because the Company is in the replacement market, it has the ability to track retail sales trends and, accordingly, has reduced its inventory for these types of CRTs.
          Components Parts sales increased slightly from fiscal 2010 to fiscal 2011. Component Parts sales have generally declined in recent years due to weaker demand for electron gun and stem sales. Component Parts sales have historically been dependent upon the demand by domestic and foreign television CRT remanufacturers. These sales have declined over the past few years as consumers move towards purchasing new technology as opposed to repairing existing sets. This business will continue to decline as the CRT industry moves to the new technologies. The division primarily supplies the other divisions with parts they need to complete the assembly of their products.
Gross Margins
          Consolidated gross margins decreased to 26.2% for fiscal 2011 from 27.4% for fiscal 2010.
          Gross margins within the Monitor division were flat in fiscal 2011 compared to fiscal 2010. There was an increase in material costs offset by a savings on the overhead expenses due to efficiencies of scale. The product mix of the division changed due to increases in flat panel displays and custom manufacturing. The margins for the Monitor division are expected to improve as the divisions revenues increase and better efficiencies are achieved within their operations. Data Display CRT gross margins decreased to 24.2% for fiscal 2011 compared to 30.3% for fiscal 2010. This decrease in margins is primarily a result of product mix and quantity pricing on large orders. Gross margins in Entertainment CRTs decreased in fiscal 2011 from the prior year due to the decrease in sales volume of high margin products at the Company’s Louisiana facility and the decreased production at the Chroma division. These margins will continue to decline as these operations are liquidated. Gross margins from Component Parts decreased to 10.3% for fiscal 2011 from 26.8% for fiscal 2010 for its customers outside the Company, primarily reflecting the decrease in need of its products outside the Company.
Operating Expenses
          Operating expenses as a percentage of sales decreased to 18.7% for fiscal 2011 from 22.6% for fiscal 2010 primarily reflecting decreases in salaries, legal fees, research and development and professional services. The Company under took a cost cutting program to align its costs with its revenues. The Company expects to continue to control costs while growing its revenues in the coming year.
Interest Expense
          Interest expense was flat at $0.9 million for fiscal 2011 compared to $0.9 million in fiscal 2010. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR. The interest expense remained the same primarily reflected by the same levels of borrowings at similar interest rates in effect during fiscal 2011 and fiscal 2010.
Income Taxes
          The effective tax rate for fiscal 2011 was 35.4% compared to 33.7% for fiscal 2010. The higher effective rate in 2011 and lower effective rate in 2010 were primarily due to research and experimentation credits and various other permanent items.
Foreign Currency Translation
          Gains or losses resulting from the transactions with the Company’s UK subsidiary were reported in current operations while currency translation adjustments are recognized in a separate component of shareholders’ equity. The Company closed its operation in the UK and wrote off the foreign currency translation gain in fiscal 2010.
Discontinued Operations
          On March 1, 2011, we sold our Fox International Ltd. subsidiary to FI Acquisitions, a company owned by Video Display’s Chief Executive Officer. We accounted for this business as discontinued operations, and, accordingly, we have reclassified the consolidated financial results for all periods presented to reflect them as such. The loss from discontinued operations increased by 450% in fiscal 2011 to $1.3 million from $0.2 million in fiscal 2010. (See Note 18 — Discontinued Operations)
Liquidity and Capital Resources
          At February 28, 2011 and February 28, 2010, the Company had total cash of $2.8 million and $0.4 million, respectively. Of the $2.8 million on February 28, 2011, $1.4 million was restricted cash. The Company’s working capital was $36.5 and $21.7 million at February 28, 2011 and February 28, 2010, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, borrowings from its CEO and long-term debt.
          The Company specializes in certain products representing trailing-edge technology that may not be available from other sources, and may not be manufactured currently. In many instances, the Company’s products are components of larger display systems for which immediate availability is critical for the customer. Accordingly, the Company enjoys higher gross margins, but typically has larger investments in inventories than those of its competitors.
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
          Cash provided by operations was $5.9 million in fiscal 2011 and $0.1 million in fiscal 2010. Of this, $5.8 million increase was due to the operating activities of the Company due primarily to the net income of $1.1 million, the provision for inventory reserves of $1.8 million, loss from discontinued operations of $1.3 million and depreciation and amortization of $1.2 million. During fiscal 2011, net working capital items were flat due to a decrease in accounts payable of $2.8 that resulted from the Company becoming current with its vendors as operations improved. Other items that negatively affected net working capital were an increase in refundable income taxes of $0.6 million and an increase in prepaid expenses of $0.4 million. These were offset by decreases in inventory of $1.4 million, in costs and estimated earnings and billings on contracts of $2.0 million and a decrease in accounts receivable of $0.3 million Operating activities in fiscal 2010 provided only $0.1 million.
          Investing activities used cash of $2.2 million and $0.4 million in fiscal 2011 and fiscal 2010, respectively. The purchase of a letter of credit for $1.4 million and capital expenditures were $1.0 million offset by $0.1 million on the proceeds from the sale of equipment in fiscal 2011. Capital expenditures were $0.1 million in fiscal 2010. Capital expenditures in fiscal 2011 were primarily for expansion at the Company’s Z-axis facility, which used $0.8 million of the total spent in fiscal 2011. Expenditures in fiscal 2010 were for general maintenance requirements and computer hardware. Additionally, the Company used $0.5 million for a license agreement offset by $0.2 million gain in equity securities in fiscal 2010. The Company does not anticipate significant investments in capital assets for fiscal 2012 beyond normal maintenance requirements.
          Financing activities used cash of $2.7 million in fiscal 2011 primarily for paying down debt. During fiscal 2010, the Company used cash for the repurchase of common stock of $0.3, borrowed a net amount of $0.6 from related parties, and used cash for the net repayment of debt of $0.3 to outside parties.
          On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (Collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The outstanding balance at February 28, 2011 of the line of credit was $13.3 million and the balances of the term loans were $3.4 million and $3.0 million, respectively. A copy of the new Credit Agreement was filed an 8-K document with the Securities and Exchange Commission on December 30, 2010. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company including a building owned by the Company’s Fox International subsidiary. The Fox International subsidiary was sold to FI Acquisitions on March 1, 2011(see Note 19- Subsequent Events), a company owned by the Chief Executive Officer and the building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.
          The agreement contains three covenants: a fixed charge coverage ratio, ratio of senior funded debt to EBITDA ratio, and total liabilities to tangible net worth. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents.
          As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community & Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. Additionally, RBC Bank and Community & Southern Bank have amended the Credit Agreement to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior debt to cash flow covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011. This covenant was deemed to be the most restrictive by the Company and the Banks. Management believes based on their projections, the Company will be able to meet the new covenants and be in compliance under the new loan agreements.
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2010, the Company repurchased 229,037 shares at an average price of $1.50 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 816,418 shares remain authorized to be repurchased by the Company at February 28, 2011. As discussed in Note 7, the Loan and Security Agreement executed by Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program.
Transactions with Related Parties, Contractual Obligations, and Commitments
          In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006, the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. Interest payments of $206,517 and $197,000 were paid on this note in fiscal 2011 and fiscal 2010, respectively. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Bank and Community & Southern Bank. The balance outstanding under this loan agreement was approximately $1.8 million at February 28, 2011.
          The Company’s CEO provides a portion of the collateral for one of the term loans with the consortium of RBC Bank and Community & Southern Bank. (See Note 7 — Lines of Credit)
          On March 1, 2011, the Company sold its Fox International Ltd. subsidiary to FI Acquisitions, a company owned by Video Display’s Chief Executive Officer. We accounted for this business as discontinued operations, and, accordingly, we have reclassified the consolidated financial results for all periods presented to reflect them as such.

Contractual Obligations
          Future maturities of long-term debt and future contractual obligations due under operating leases at February 28, 2011 are as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Long-term debt obligations	$21,871	$1,339	$16,019	$2,364	$2,149
Interest obligations on long-term debt (a)	3,074	913	1,484	275	402
Operating lease obligations	4,731	1,044	1,695	1,204	788
Purchase obligations	13,934	13,934	—	—	—
Warranty reserve obligations	216	216	—	—	—

Total	$43,826	$17,446	$19,198	$3,843	$3,339

(a)	This line item was calculated by utilizing the effective rate on outstanding debt as of February 28, 2011.
Off-Balance Sheet Arrangements
          Effective March 1, 2011, the Company has an arrangement with RBC Bank & Community & Southern Bank allowing a building owned by the Chief Executive Officer to be used as part of the collateral on a $3.0 term loan with a consortium between RBC Bank & Community and Southern Bank.
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
Reserves on inventories
          Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management attempts to determine by historical usage analysis and numerous other market factors, the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer-buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEM’s, new products being marketed and technological advances relative to the product capabilities of the Company’s existing inventories. There have been no significant changes in management’s estimates in fiscal 2011 and 2010; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.
          The reserve for inventory obsolescence was approximately $4.9 million and $4.4 million at February 28, 2011 and February 28, 2010, respectively. During fiscal 2011 and 2010, the Company disposed of $1.3 million and $0.3 million of inventory, respectively, that had previously been reserved.

Revenue and profit or loss recognition
          Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collect-ability can be reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.
          In accordance with FASB ASC Topic 605-45 “Revenue Recognition: Principal Agent Considerations”, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of income. Shipping and handling costs incurred for the delivery of product to customers are classified in selling and delivery in the consolidated statements of income.
          A portion of the Company’s revenue is derived from contracts to manufacture display systems to a buyer’s specifications. These contracts are accounted for under the provisions of FASB ASC Topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts”. These contracts are fixed-price and cost-plus contracts and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.
Allowance for bad debts
          The allowance for bad debts is determined by reviewing all accounts receivable and applying credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors as well as payment history and overall trends in past due accounts compared to established thresholds. The Company monitors credit exposure and assesses the adequacy of the allowance for bad debts on a regular basis. Historically, the Company’s allowance has been sufficient for any customer write-offs. Although the Company cannot guarantee future results, management believes its policies and procedures relating to customer exposure are adequate.
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
Discontinued Operations
          On March 1, 2011, the Company sold its Fox International Ltd. subsidiary to FI Acquisitions, a company majority owned by the Company’s Chief Executive Officer. The Company put its Fox International Ltd. subsidiary up for auction on January 15, 2011 and gave all interested parties a thirty-day due diligence period, which was later extended until March 23, 2011, to give any potential bidders more time. FI Acquisitions was the only bidder and paid the net book value, approximately $3.5 million, for Fox International Ltd. in a stock sale, satisfied by the Company’s Chief Executive Officer exchanging 800,000 of his personally - owned shares of the Company’s stock valued at approximately $3.3 million and approximately $250,000 in cash.

Recent Accounting Pronouncements
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
          In December 2010, the FASB issued revised guidance FASB ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts". The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments are effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have a material impact on the Company’s consolidated financial statements.
          In December 2010, the FASB issued guidance FASB ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s)

that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance is not expected to have a material impact on our footnote disclosures for our consolidated financial statements.
          In June 2010, the FASB issued an Exposure Draft of a proposed Accounting Standards Update of Topic 605, “Revenue Recognition”. The proposed guidance specifies the principles that an entity would apply to report useful information about the amount, timing, and uncertainty of revenue and cash flows arising from its contracts to provide goods or services to customers. In summary, the core principle would require an entity to recognize revenue to depict the transfer or goods or services to customers in an amount that reflects the consideration that it receives, or expects to receive, in exchange for those goods or services.
          In August 2010, the FASB issued an Exposure Draft of a proposed Accounting Standards Update of Topic 840, “Leases”. This exposure draft proposes that lessees and lessors should apply a right-of-use model in accounting for all leases (including leases of right-of-use assets in a sublease) other than leases of biological and intangible assets, leases to explore for or use natural resources and leases of some investment properties. This exposure draft also proposes disclosures based on stated objectives, including disclosures about the amounts recognized in the financial statements arising from leases and the amount, timing and uncertainty of cash flows arising from those contracts.
Impact of Inflation
          Inflation has not had a material effect on the Company’s results of operations to date.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $22 million of outstanding debt at February 28, 2011 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $220,000 in pre-tax income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at February 28, 2011. The Company does not trade in derivative financial instruments.

Item 8. Financial Statements and Supplementary Data.
Video Display Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Video Display Corporation
We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the “Company”) as of February 28, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended February 28, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Video Display Corporation and subsidiaries as of February 28, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.
/s/ Carr, Riggs & Ingram, LLC
Atlanta, Georgia
May 27, 2011

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	February 28,	February 28,
	2011	2010
Assets
Current Assets
Cash	$1,399	$441
Restricted cash	1,388	—
Accounts receivable, less allowance for Bad debts of $134 and $117, respectively	8,496	9,313
Inventories, net	30,593	33,718
Cost and estimated earnings in excess of billings on uncompleted contracts	2,192	4,089
Deferred income taxes	2,659	2,770
Income taxes refundable	770	162
Outside Investments	58	78
Prepaid expenses and other current assets	767	417
Assets of discontinued operations	5,710	6,875

Total current assets	54,032	57,863

Property, plant and equipment:
Land	336	335
Buildings	6,340	6,370
Machinery and equipment	17,583	16,752

	24,259	23,457
Accumulated depreciation	(19,737)	(18,930)

Net property, plant and equipment	4,522	4,527

Goodwill	1,376	1,376
Intangible assets, net	1,504	1,843
Deferred income taxes	823	760
Other assets	5	3
Assets of discontinued operations	1,208	1,231

Total assets	$63,470	$67,603

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	February 28,	February 28,
	2011	2010
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,387	$6,883
Accrued liabilities	3,690	3,826
Billings in excess of cost and estimated earnings on uncompleted contracts	1,026	880
Current maturities of notes payable to officers and directors	396	396
Line of credit	—	20,143
Current maturities of long-term debt	943	625
Liabilities of discontinued operations	3,208	3,313

Total current liabilities	13,650	36,066

Lines of credit	13,336	—
Long-term debt, less current maturities	5,822	957
Notes payable to officers and directors, less current maturities	1,374	2,447
Other long-term liabilities	296	415
Liabilities of discontinued operations	188	221

Total liabilities	34,666	40,106

Shareholders’ Equity
Preferred stock, no par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value — 50,000 shares authorized; 9,732 issued and 8,409 outstanding at February 28, 2011, and 9,732 issued and 8,365 outstanding at February 28, 2010	7,293	7,293
Additional paid-in capital	175	193
Retained earnings	28,488	27,401
Treasury stock, 1,323 shares at February 28, 2011 and 1,367 shares at February 28, 2010 at cost	(7,152)	(7,390)

Total shareholders’ equity	28,804	27,497

Total liabilities and shareholders’ equity	$63,470	$67,603

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

	February 28,	February 28,
	2011	2010
Net sales	$59,039	$50,076
Cost of goods sold	43,544	36,367

Gross profit	15,495	13,709

Operating expenses
Selling and delivery	4,387	3,905
General and administrative	6,689	7,411

	11,076	11,316

Operating income	4,419	2,393

Other income (expense)
Interest expense	(946)	(912)
Other, net	245	297

	(701)	(615)

Income from continuing operations before income taxes	3,718	1,778
Provision for income taxes	1,317	599

Net income from continuing operations	$2,401	$1,179

Loss from discontinued operations, net of income tax benefit of $665 and $111, respectively	(1,314)	(239)

Net income	$1,087	$940

Net income (loss)per share:

From continuing operations— basic	$0.29	$0.14

From continuing operations — diluted	$0.28	$0.14

From discontinued operations — basic	$(0.16)	$(0.03)

From discontinued operations — diluted	$(0.15)	$(0.03)

Average shares outstanding — basic	8,370	8,427

Average shares outstanding — diluted	8,700	8,744

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(in thousands)

					Accumulated		Current
			Additional		Other		Year
	Common	Share	Paid-in	Retained	Comprehensive	Treasury	Compre- hensive
	Shares*	Amount	Capital	Earnings	Income (Loss)	Stock	Income
Balance, February 29, 2009	8,601	7,293	147	26,461	(90)	(7,046)

Net income	—	—	—	940	—	—	$940
Foreign currency translation adjustment	—	—	—	—	90	—	90

Total comprehensive income	—	—	—	—	—	—	$1,030

Adjustment to correct shares	(7)	—	—	—	—
Repurchase of treasury stock	(229)	—	—	—	—	(344)
Share based compensation	—	—	46	—	—	—

Balance, February 28, 2010	8,365	7,293	193	27,401	—	(7,390)

Net income	—	—	—	1,087	—	—	$1,087
Foreign currency translation adjustment	—	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	—	$1,087

Stock awards	44	—	(55)	—	—	238
Share based compensation	—	—	37	—	—	—

Balance, February 28, 2011	8,409	$7,293	$175	$28,488	$—	$(7,152)

*	Common Shares are shown net of Treasury Shares
The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	February 28,	February 28,
	2011	2010
Operating Activities
Net income	$1,087	$940
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	1,314	239
Depreciation and amortization	1,213	1,813
Provision for doubtful accounts	233	209
Provision for inventory reserve	1,774	1,086
Non-cash charge for share based compensation	220	46
Deferred income taxes	49	(288)
Net unrealized loss on equity securities	20	—
Gain on disposal of equipment	(14)	—
Changes in working capital items:
Accounts receivable	346	(2,832)
Inventories	1,350	(3,047)
Cost, estimated earnings and billings, net on uncompleted contracts	2,042	(1,896)
Prepaid expenses and other assets	(352)	(65)
Decrease (increase) in income taxes refundable	(607)	1,674
Accounts payable and accrued liabilities	(2,751)	2,261

Net cash provided by operating activities	5,924	140

Investing Activities
Capital expenditures	(957)	(146)
Net investments in equity securities	—	257
Proceeds on sale of equipment	102	—
License Agreement	—	(500)
Purchase of Letter of Credit/CD	(1,388)	—

Net cash used in investing activities	(2,243)	(389)

Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	29,546	13,515
Repayments of long-term debt, lines of credit and financing lease obligations	(31,195)	(13,832)
Proceeds from notes payable from officers and directors	350	1,166
Repayments of notes payable to officers and directors	(1,423)	(523)
Purchases and re-issues of treasury stock	—	(344)

Net cash used in financing activities	(2,722)	(18)

Discontinued Operations
Operating activities	170	266
Investing activities	(339)	(272)
Financing activities	138	(14)

Net cash used in discontinued operations	(31)	(20)

Effect of exchange rates on cash	—	90

Net change in cash	928	(197)

Cash, beginning of year	465	662

Cash, end of year	1,393	465
Cash, discontinued operations	6	(24)

Cash, continuing operations	$1,399	$441

The accompanying notes are an integral part of these consolidated statements.
See Note 16 for supplemental cash flow information.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Fiscal Year
          All references herein to “2011” and “2010” mean the fiscal years ended February 28, 2011 and February 28, 2010, respectively. Unless otherwise noted, these policies and disclosures pertain to our continuing operations.
Nature of Business
          Video Display Corporation and subsidiaries (the “Company” or “We”) is a world-class provider and manufacturer of video products, components, and systems for data display and presentation of electronic information media in various requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems for government, military, aerospace, medical and commercial organizations.
Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all intercompany accounts and transactions.
Basis of Accounting
          “The FASB Accounting Standards Codification” (FASB ASC) establishes the source of authoritative accounting standards generally accepted in the United States of America (GAAP) recognized by the Financial Accounting Standards Board (FASB) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB amends the FASB ASC through Accounting Standards Updates (ASUs), We refer to ASCs and ASUs throughout these consolidated financial statements.
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
Banking and Liquidity
          On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The outstanding balance at February 28, 2011 of the line of credit was $13.3 million and the balances of the term loans were $3.4 million and $3.0 million, respectively. A copy of the new Credit Agreement was filed on an 8-K document with the Securities and Exchange Commission on December 30, 2010. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company including a building owned by the Company’s Fox International subsidiary. The Fox International subsidiary was sold to FI Acquisitions on March 1, 2011(see Note 19- Subsequent Events), a company owned by the Chief Executive Officer and the building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.
          The agreement contains three covenants: a fixed charge coverage ratio, ratio of senior funded debt to EBITDA, and total liabilities to tangible net worth. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents.
          As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community & Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. Additionally, RBC Bank and Community & Southern Bank have amended the Credit Agreement to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior debt to cash flow covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011. This covenant was deemed to be the most restrictive by the Company and the Banks. Management believes based on their projections, the Company will be able to meet the new covenants and be in compliance under the new loan agreements.
Revenue Recognition
          Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collect-ability can be reasonably assured. The Company’s delivery term typically is F.O.B. shipping point. The Company offers one-year and two-year limited warranties on certain products. The Company records, under the provisions of FASB ASC Topic 460-10-25 “Guarantees: Recognition”, a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available.
          In accordance with FASB ASC Topic 605-45 “Revenue Recognition: Principal Agent Considerations”, shipping, and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of income. Shipping costs of $0.3 million and $0.3 million were included in the fiscal years ended 2011 and 2010, respectively.
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
Research and Development
          The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative expenses. Research and development costs were approximately $0.7 million and $1.0 million in the fiscal years ended 2011 and 2010, respectively.
Financial Instruments
          Fair values of cash, accounts receivable, short-term liabilities, and debt approximate cost due to the short period of time to maturity. Recorded amounts of long-term debt and convertible debentures are considered to approximate fair value due to either rates that fluctuate with the market or are otherwise commensurate with the current market.
Accounts Receivable and Allowance for Doubtful Accounts
          Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to general contractors, government agencies, manufacturers, and consumers of video displays and CRTs. Management performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances, such as foreign sales. The allowance for doubtful accounts is determined by reviewing all accounts receivable and applying credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors as well as payment history and overall trends in past due accounts compared to established thresholds. The Company monitors credit exposure and assesses the adequacy of the allowance for doubtful accounts on a regular basis. Historically, the Company’s allowance has been sufficient for any customer write-offs. Management believes accounts receivable are stated at amounts expected to be collected.
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
          Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer-buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the Original Equipment Manufacturers (OEMs), new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There have been no significant changes in management’s estimates in fiscal 2011 and 2010; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.
Property, Plant and Equipment
          Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. Depreciation expense totaled approximately $0.9 million and $1.1 million for the fiscal years ended 2011 and 2010, respectively. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred.
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
Goodwill and Other Intangibles
          Goodwill and non-amortizable intangible assets are tested for impairment annually unless events or circumstances exist that would require an assessment in the interim. The Company, in order to estimate the fair value of goodwill and non-amortizable intangible assets estimate future revenue, considers market factors, and estimates our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the assets carried on our balance sheet to their estimated fair value. Assumptions, judgments, and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy or our forecast. Although we believe the assumptions, judgments and estimates we have made are reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported consolidated financial results. As a result of such testing in February 2011 and 2010, the Company determined there was no impairment of goodwill.
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
Stock-Based Compensation Plans
          The Company accounts for employee share-based compensation under the fair value method and uses an option pricing model for estimating the fair value of stock options at the date of grant as required by FASB ASC Topic 718-10-30, “Compensation – Stock Compensation: Initial Measurement”. For the fiscal years ended February 28, 2011 and February 28, 2010, the Company recognized general and administrative expense of $36,672 and $45,904 related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of February 28, 2011, total unrecognized compensation costs related to stock options and shares of restricted stock granted was $34,210. The unrecognized share based compensation cost is expected to be recognized ratably over a period of approximately 2 years.
          On September 3, 2010 the Company awarded employees restricted stock in recognition of their willingness to forego a portion of their salary during the past year. The restricted stock vests 25% at the end of each quarter and will be fully vested at the end of one year. The Company recognized $183,205 of general and administrative expenses related to the awards for year ending February 28, 2011. No similar grants were awarded in fiscal 2010.
Comprehensive Income
          FASB ASC Topic 220 “Comprehensive Income” establishes standards for reporting and presentation of non-owner changes in shareholders’ equity. For the Company, total non-owner changes in shareholders’ equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders’ equity. Total comprehensive income was approximately $1.1 million and $1.0 million in the fiscal years ended 2011 and 2010, respectively.
Stock Repurchase Program
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2011, the Company did not repurchased any shares. During the fiscal year ended February 28, 2010, the Company repurchased 229,037 share at an average price of $1.50 per share, which were added to treasury shares on the consolidated balance sheet. Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at February 28, 2011. The Loan and Security Agreement executed by the Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program.
Taxes on Income
          The Company accounts for income taxes under the asset and liability method prescribed in FASB ASC Topic 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
          The Company has adopted the guidance in FASB ASC Topic 740-10-25-6, “Income Tax: Basic Recognition Threshold”, which prescribes the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements. This guidance requires that a position taken or expected to be taken in a tax return be recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material unrecognized tax benefits. As of February 28, 2011 and February 28, 2010, the Company did not have any material unrecognized tax benefits.
          The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued upon the adoption of FASB ASC Topic 740-10-25 and, as of February 28, 2011 and February 28, 2010, the Company did not have any interest and penalties accrued related to unrecognized tax benefits.
          The Company’s tax year ended February 28, 2010 and February 28, 2009 remain open to examination by the Internal Revenue Service (IRS).
Foreign Currency Translations
          Assets and liabilities of foreign subsidiaries are translated using the exchange rate in effect at the end of the year. Revenues and expenses are translated using the average of the exchange rates in effect during the fiscal year. Translation adjustments and transaction gains and losses related to long-term inter-company transactions are accumulated as a separate component of shareholders’ equity. The Company had a subsidiary in the United Kingdom, which was not material, and used the British pound as its functional currency. The Company closed its operation in the UK and wrote off the foreign currency translation gain during fiscal 2010.
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
          The following is a reconciliation of basic earnings per share to diluted earnings per share for 2011 and 2010, (in thousands, except for per share data)

	Net Income	Average Shares	Net Income Per
	(loss)	Outstanding	Share
2011
Basic — continuing operations	$2,401	8,370	$0.29
Basic — discontinued operations	(1,314)	8,370	(0.16)
Effect of dilution:
Options	—	330

Diluted earnings per share	$1,087	8,700	$0.13

2010
Basic — continuing operations	$1,179	8,427	$0.14
Basic — discontinued operations	$(239)	8,427	$(0.03)
Effect of dilution:
Options	—	317

Diluted earnings per share	$940	8,744	$0.11

          Stock options, debentures, and other liabilities convertible into 50,000 and 47,000 shares respectively of the Company’s common stock were anti-dilutive and, therefore, were excluded from the fiscal 2011 and 2010 diluted earnings per share calculation.
Segment Reporting
          The Company applies FASB ASC Topic 280, “Segment Reporting” to report information about operating segments in its annual and interim financial reports. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the chief operating decision maker in order to make decisions about allocating resources, and for which discrete financial information is available (see Note 12 - Segment Reporting). In prior years, the Company had two reportable segments: Display and Wholesale. Those segments were identified and aggregated based on the types of products and markets they served. On March 1, 2011, Fox International Ltd. was sold, which represented the Company’s wholesale segment. The remaining continuing operations are deemed to meet the criteria for aggregation under the applicable authoritative guidance and, as such, these operations are reported as one segment within the Consolidated Financial Statements.
Discontinued Operations
          As noted above the Company sold its wholesale business on March 1, 2011. The assets, liabilities, operating losses and cash flows from this business are reflected as discontinued operations in the consolidated financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for this business.
Recent Accounting Pronouncements
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

          In December 2010, the FASB issued revised guidance FASB ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments are effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have a material impact on the Company’s consolidated financial statements.
          In December 2010, the FASB issued guidance FASB ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance is not expected to have a material impact on our footnote disclosures for our consolidated financial statements.
          In June 2010, the FASB issued an Exposure Draft of a proposed Accounting Standards Update of Topic 605, “Revenue Recognition”. The proposed guidance specifies the principles that an entity would apply to report useful information about the amount, timing, and uncertainty of revenue and cash flows arising from its contracts to provide goods or services to customers. In summary, the core principle would require an entity to recognize revenue to depict the transfer or goods or services to customers in an amount that reflects the consideration that it receives, or expects to receive, in exchange for those goods or services.
          In August 2010, the FASB issued an Exposure Draft of a proposed Accounting Standards Update of Topic 840, “Leases”. This exposure draft proposes that lessees and lessors should apply a right-of-use model in accounting for all leases (including leases of right-of-use assets in a sublease) other than leases of biological and intangible assets, leases to explore for or use natural resources and leases of some investment properties. This exposure draft also proposes disclosures based on stated objectives, including disclosures about the amounts recognized in the financial statements arising from leases and the amount, timing and uncertainty of cash flows arising from those contracts.
Note 2. Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
          Information relative to contracts in progress consisted of the following (in thousands):

	February 28,	February 28,
	2011	2010
Costs incurred to date on uncompleted contracts	$5,598	$5,476
Estimated earnings recognized to date on these contracts	2,941	2,934

	8,539	8,410
Billings to date	(7,373)	(5,201)

Costs and estimated earnings in excess of billings, net	$1,166	$3,209

Costs and estimated earnings in excess of billings	$2,192	$4,089
Billings in excess of costs and estimated earnings	(1,026)	(880)

	$1,166	$3,209

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
          Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The effect of changes in the estimated profitability of contracts for fiscal 2011 was to decrease net earnings by approximately $0.34 million pre-tax and $0.23 million after tax below the amounts that would have been reported had the preceding year contract profitability estimates been used. The effect of changes in the estimated profitability of contracts for fiscal 2010 was to decrease net earnings by approximately $0.1 million pre-tax and $0.07 million after tax below the amounts that would have been reported had the preceding year contract profitability estimates been used.
          As of February 28, 2011 and February 28, 2010, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 28, 2011 and February 28, 2010, there were no progress payments that had been netted against inventory.
Note 3. Intangible Assets
          Intangible assets consist primarily of the unamortized value of purchased patents/designs, customer lists, non-compete agreements and miscellaneous other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from five to 15 years. Amortization expense related to intangible assets was $339 and $740 for fiscal 2011 and 2010 respectively. As of February 28, 2011 and February 28, 2010, the cost and accumulated amortization of intangible assets was as follows (in thousands):

	February 28, 2011		February 28, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,611	$2,583	$3,611	$2,466
Non-compete agreements	1,245	1,245	1,245	1,234
Patents/designs	777	627	777	516
Other intangibles	649	323	649	223

	$6,282	$4,778	$6,282	$4,439

          Expected amortization expense for the next five years and thereafter is as follows (in thousands):

Year	Amort. Exp.
2012	$283
2013	$238
2014	$238
2015	$163
2016	$130
Thereafter	$452
Note 4. Business Acquisitions
          None

Note 5. Inventories
          Inventories consisted of the following (in thousands):

	February 28,	February 28,
	2011	2010
Raw materials	$20,750	$20,464
Work-in-process	6,997	8,396
Finished goods	7,760	9,286

	35,507	38,146
Reserves for obsolescence	(4,914)	(4,428)

	$30,593	$33,718

          During fiscal 2011, the Company disposed of inventories of $1.3 million of which $1.3 million was previously reserved. During fiscal 2010, the Company disposed of inventories of $0.3 million of which $0.1 million was previously reserved.
Note 6. Long-Term Debt
          Long-term debt consisted of the following (in thousands):

	February 28,	February 28,
	2011	2010
Note payable to RBC Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of February 28, 2011); monthly principal payments of $50 plus accrued interest, payable through December 2011; collateralized by all assets of the Company. Refinanced as of December 23, 2010.	$—	$1,128

Note payable to RBC Bank and Community& Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of February 28, 2011); monthly principal payments of $58 plus accrued interest, payable through December 2015; collateralized by all assets of the Company.	3,383	—

Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of February 28, 2011); monthly principal payments of $17 plus accrued interest, payable through December 2025; collateralized by four properties of the Company.	2,967	—

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of February 28, 2010); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	415	454

	6,765	1,582
Less current maturities	(943)	(625)

	$5,822	$957

          Future maturities of long-term debt are as follows (in thousands):

Year	Amount
2012	$943
2013	945
2014	947
2015	948
2016	833
Thereafter	2,149

$6,765

Note 7. Lines of Credit
          On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The outstanding balance at February 28, 2011 of the line of credit was $13.3 million and the balances of the term loans were $3.4 million and $3.0 million, respectively. A copy of the new Credit Agreement was filed on an 8-K document with the Securities and Exchange Commission on December 30, 2010. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company including a building owned by the Company’s Fox International subsidiary. The Fox International subsidiary was sold to FI Acquisitions on March 1, 2011(see Note 19- Subsequent Events), a company owned by the Chief Executive Officer and the building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.
          The agreement contains three covenants: a fixed charge coverage ratio, ratio of senior funded debt to EBITDA, and total liabilities to tangible net worth. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents.
          As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community & Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. Additionally, RBC Bank and Community & Southern Bank have amended the Credit Agreement to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior debt to cash flow covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011. This covenant was deemed to be the most restrictive by the Company and the Banks. Management believes based on their projections, the Company will be able to meet the new covenants and be in compliance under the new loan agreements.
Note 8. Notes Payable to Officers and Directors
          In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. Interest payments of $206,517 and $197,000 were paid on this note in fiscal 2011 and fiscal 2010, respectively. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Bank and Community & Southern Bank. The balance outstanding under this loan agreement was approximately $1.8 million at February 28, 2011.
Note 9. Accrued Expenses and Warranty Obligations
          The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2011 and 2010. The Company provides no other guarantees.

	2011	2010
Balance at beginning of year	$451	$585
Provision for current year sales	444	761
Warranty costs incurred	(679)	(895)

Balance at end of year	$216	$451

          Accrued liabilities consisted of the following (in thousands):

	February 28,	February 28,
	2011	2010
Accrued compensation and benefits	$981	$895
Accrued liability to issue stock	1,625	1,625
Accrued warranty	216	451
Accrued customer advances	207	132
Accrued other	661	723

	$3,690	$3,826

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
          Information regarding the stock option plans is as follows:

	Number of Shares	Average Exercise Price
	(in thousands)	Per Share
Outstanding at February 28, 2009	87	$5.46
Granted	6	3.27
Forfeited or expired	—	—

Outstanding at February 28, 2010	93	$5.21
Granted	9	4.19
Forfeited or expired	(6)	7.91

Outstanding at February 28, 2011	96	$5.05

Options exercisable
February 28, 2010	52	$3.94
February 28, 2011	32	3.50

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
Range	February 28, 2010	Contractual Life	Average	February 28, 2010	Average
of Exercise Prices	(in thousands)	(in years)	Exercise Price	(in thousands)	Exercise Price

$2.20 - 2.20	20	0.8	$2.20	20	$2.20
3.25 - 3.40	26	1.1	3.25	6	3.27
4.19 - 4.19	9	2.5	4.19	—	—
7.71 - 8.08	41	5.4	7.76	6	8.08

	96	2.9	$5.05	32	$3.50

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
          On September 3, 2010 the Company awarded employees restricted stock in recognition of their willingness to forego a portion of their salary during the past year. The restricted stock vests 25% at the end of each quarter and will be fully vested at the end of one year. The Company recognized $183,205 of general and administrative expenses related to the awards for year ending February 28, 2011. No similar grants were awarded in fiscal 2010.
Note 11. Taxes on Income
          Provision for income taxes in the consolidated statements of income consisted of the following components (in thousands):

	Fiscal Year Ended
	February 28,	February 28,
	2011	2010
Current:
Federal	$1,021	$304
State	135	64

	1,156	368

Deferred:
Federal	140	201
State	21	30

	161	231

Total	$1,317	$599

          Income before provision for taxes consisted of the following (in thousands):

	Fiscal Year Ended
	February 28,	February 28,
	2011	2010
U.S. operations	$3,718	$1,913
Foreign operations	—	(135)

	$3,718	$1,778

The following table shows the reconciliation of federal income taxes at the statutory rate on income before income taxes to the reported provision for income tax (in thousands):

	Fiscal Year Ended
	February 28,	February 28,
	2011	2010
Statutory U.S. federal income tax rate	$1,264	$650
State income taxes, net of federal benefit	147	76
Foreign operating income (loss)	—	(46)
Research and experimentation credits	(141)	(128)
Deemed Dividend Credit	—	10
State NOL adj — Fed. benefit	—	14
Deferred tax rate change	144	—
Non-deductible expenses	26	28
Domestic production activities deduction	(102)	(45)
Other	(21)	40

Taxes at effective income tax rate	$1,317	$599

          The effective tax rate for fiscal 2011 was 35.4% compared to 33.7% for fiscal 2010. The higher effective rate in 2011 and lower effective rate in 2010 were primarily due to deferred tax rate changes and various other permanent items.
          Deferred income taxes as of February 28, 2011 and February 28, 2010 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carry forwards.
          The sources of the temporary differences and carry forwards, and their effect on the net deferred tax asset consisted of the following (in thousands):

	Fiscal Year Ended
	February 28,	February 28,
	2011	2010
Deferred tax assets:
Uniform capitalization costs	$427	$487
Inventory reserves	1,889	1,683
Accrued liabilities	503	638
Allowance for doubtful accounts	71	44
Amortization of intangibles	651	673

	3,541	3,525
State NOL	1	79
Foreign tax credit carryforward	99	108
Deferred tax liabilities:
Basis difference of property, plant and equipment	(110)	(141)
Other	(49)	(41)

Net deferred tax assets	$3,482	$3,530

Current asset	$2,659	$2,770
Non-current asset	823	760

	$3,482	$3,530

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

Note 12. Segment Information
          In accordance with FASB ASC Topic 280, “Segment Reporting”, the Company has determined that it has one reportable segment. In prior years, the Company had two reportable segments as follows: (1) the manufacture and distribution of displays and display components (“Display Segment”) and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers (“Wholesale Distribution Segment”). The operations within the Display Segment consist of monitors, data display CRTs, entertainment (television and projection) CRTs, projectors and other monitors and component parts. These operations have similar economic criteria, and are appropriately aggregated consistent with the criteria of FASB ASC Topic 280-10-50, “Segment Reporting: Disclosure”. On March 1, 2011, the Company sold its Fox International Ltd subsidiary, which represented the entire wholesale segment; we have determined that we have one reportable segment.
          Sales to foreign customers were 16.7% and 15.7% of consolidated net sales for fiscal 2011 and 2010, respectively.
Note 13. Benefit Plan
          The Company maintains defined contribution plans that are available to all U.S. employees. The Company did not make a contribution in fiscal years ended 2011 and 2010, respectively, for 401(k) matching contributions.
Note 14. Commitments and Contingencies
Operating Leases
          The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases, expiring at various dates through 2018. These leases provide that the Company pay taxes, insurance, and other expenses on the leased property and equipment. Rent expense for all leases was approximately $1.3 million and $1.2 million in fiscal 2011 and 2010, respectively.
Future minimum rental payments due under these leases are as follows (in thousands):

Fiscal Year	Amount
2012	$1,044
2013	849
2014	846
2015	845
2016	358
Thereafter	788

$4,730

Related Party Leases
          Included above are leases for manufacturing and warehouse facilities leased from the Company’s Chief Executive Officer under operating leases expiring at various dates through 2018. Rent expense under these leases totaled approximately $314,000 in fiscal 2011 and 2010.
          Future minimum rental payments due under these leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2012	$314
2013	314
2014	314
2015	314
2016	314
Thereafter	788

$2,358

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
          During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain other assets of Clinton Electronics Corp. (“Clinton”), including inventory, fixed assets, for a total purchase price of $2.5 million pursuant to an Asset Purchase Agreement between the parties (the “APA”). The form of consideration for the assets acquired included: (i) a $1.0 million face value Convertible Note; (ii) an agreement to deliver a stock certificate representing Company Common Shares having a $1.13 million in market value of the Company’s common stock in January of 2008; and (iii) an agreement to deliver a stock certificate representing Company Common Shares having a $0.5 million in market value of the Company’s common stock in January of 2009. The Company has paid the $1.0 million Note Payable. The Company is disputing certain representations made by Clinton in the APA including but not limited to representations concerning revenue, expenses, and inventory. As a result of this dispute, the Company has not issued the stock certificates scheduled for delivery January of 2008 and January of 2009. As such, the Company has accrued a potential liability of $1.63 million and this accrued liability is reflected in the Company’s current Balance Schedule.
          Pursuant to the terms of the APA, the Company and Clinton have agreed to arbitrate the dispute in Atlanta, Georgia. A time has not been set for the arbitration. Based on information currently available, the ultimate outcome of this disputed matter is not expected to have a material adverse effect on the Company’s business, financial condition, or results of operations. However, the ultimate outcome cannot be predicted with certainty, and there can be no assurance that the Company’s failure to prevail would not have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.
Note 15. Concentrations of Risk and Major Customers
          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit.
          The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company’s had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 46% and 37% of consolidated net sales in fiscal 2011 and 2010, respectively. Sales to foreign customers were 17% and 16% of consolidated net sales in fiscal 2011 and 2010, respectively. The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 16. Supplemental Cash Flow Information

	Fiscal Year Ended
	(in thousands)
	February 28,	February 28,
	2011	2010
Cash paid for:
Interest	$949	$920

Income taxes, net of refunds	$1,086	$(847)

Note 17. Selected Quarterly Financial Data (unaudited)
          The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 28, 2011 and February 28, 2010, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share due to rounding. Excludes discontinued operations.

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Net Sales	$14,281	$17,126	$13,121	$14,511
Gross profit	4,018	4,699	3,240	3,538
Net income (loss)	720	1,241	150	290
Basic net income (loss) per share	$0.09	$0.15	$0.02	$0.03
Diluted net income (loss) per share	$0.08	$0.14	$0.02	$0.03

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Net Sales	$11,582	$11,856	$12,552	$14,086
Gross profit	2,877	3,621	3,160	4,051
Net income (loss)	(55)	235	279	720
Basic net income (loss) per share	$(0.01)	$0.03	$0.03	$0.09
Diluted net income (loss) per share	$(0.01)	$0.03	$0.03	$0.08

Note 18. Discontinued Operations
          On March 1, 2011, the Company sold its subsidiary Fox International Ltd. to FI Acquisitions LLC. We accounted for this business as discontinued operations, and accordingly, we have reclassified the consolidated financial results for all periods presented to reflect them as such. The operating results of the discontinued operations are summarized below (in thousands):

	February 28, 2011	February 28, 2010
Net sales	$18,453	$20,355
Cost of goods sold	9,519	10,284

Gross profit	8,934	10,071

Operating expenses
Selling and delivery	3,801	3,056
General and administrative	7,006	7,231

	10,807	10,287

Operating loss	(1,873)	(216)

Other income (expense)
Interest expense	(132)	(174)
Other, net	26	40

	(106)	(134)

Loss from discontinued operations before income taxes	(1,979)	(350)
Benefit from income taxes	(665)	(111)

Loss from discontinued operations	$(1,314)	$(239)

The balance sheet of the discontinued operations is summarized below (in thousands):

	February 28,	February 28,
	2011	2010
Assets
Current Assets
Cash	$(6)	$24
Accounts receivable, less allowance for Bad debts of $21 and $43, respectively	1,312	2,360
Inventories, net	4,280	4,279
Deferred income taxes	(2)	109
Prepaid expenses and other current assets	126	103

Total current assets	5,710	6,875

Property, plant and equipment:
Land	249	250
Buildings	1,978	1,922
Machinery and equipment	5,706	5,422

	7,933	7,594
Accumulated depreciation	(6,748)	(6,392)

Net property, plant and equipment	1,185	1,202

Other assets	23	29

Total assets	$6,918	$8,106

	February 28,	February 28,
	2011	2010
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,167	$2,349
Accrued liabilities	579	649
Current maturities of notes payable to officers and directors	263	115
Current maturities of long-term debt And financing lease obligations	199	200

Total current liabilities	3,208	3,313

Financing lease obligations, less current maturities	188	221

Total liabilities	3,396	3,534

Shareholders’ Equity
Retained earnings	3,522	4,572

Total shareholders’ equity	3,522	4,572

Total liabilities and shareholders’ equity	$6,918	$8,106

          Fox International Ltd. has a demand note payable outstanding to an officer, bearing interest at 8%. The demand note outstanding at February 28, 2010 was satisfied in fiscal 2011 and a new note was established. Principal payments of $153,000 and $73,000 were made on these notes in fiscal 2011 and 2010, respectively. Interest payments of $9,000 and $17,000 were paid on these notes in fiscal 2011 and fiscal 2010, respectively. The balance outstanding on this note is approximately $263,000 at February 28, 2011.
          Additionally, Fox International Ltd. has approximately $387,000 of financing lease obligations and $1,056,000 of operating lease obligations over the next five years.
Note 19. Subsequent Events
          Other than the sale of Fox International, Ltd. described in Note 18 and the waivers related to non-compliance with debt covenants described in Note 7, there are none.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
Item9A (T). Controls and Procedures.
Evaluation of disclosure controls and procedures.
          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 28,2011). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2011, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.
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
          All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 28, 2011 our internal control over financial reporting was effective.
          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Limitations on the effectiveness of controls.
          Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that internal control over financial reporting and our disclosure controls and procedures will prevent all errors and potential fraud. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Video Display Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information.
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2011 fiscal year end (the “2011 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2011 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.
Item 11. Executive Compensation.
          The information contained in the 2011 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information contained in the 2011 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
          The information contained in the 2011 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.
Item 14. Principal Accounting Fees and Services.
          The information contained in the 2011 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

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
          Report of Independent Registered Public Accounting Firm
          Condensed Consolidated Balance Sheets as of February 28, 2011 and February 28, 2010.
          Condensed Consolidated Statements of Income — Fiscal Years Ended February 28, 2011 and February 28, 2010.
          Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Fiscal Years Ended February 28, 2011 and February 28, 2010.
          Condensed Consolidated Statements of Cash Flows — Fiscal Years Ended February 28, 2011 and February 28, 2010.
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

10(d)	Purchase Agreement dated March 1, 2011 by and between the Company and FI Acquisition with respect to the sale of the Company’s Fox International subsidiary.

10(e)	Amendment to Loan and Security Agreement dated May 26, 2011

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

Date: May 27, 2011	VIDEO DISPLAY CORPORATION
	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway Ronald D. Ordway	Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	May 27, 2011

/s/ Gregory L. Osborn Gregory L. Osborn	Chief Financial Officer (Principal Financial Officer)	May 27, 2011

/s/ Murray Fox Murray Fox	Director	May 27, 2011

/s/ Carolyn Howard Carolyn Howard	Director	May 27, 2011

/s/ Peter Frend Peter Frend	Director	May 27, 2011

/s/ Carleton Sawyer Carleton Sawyer	Director	May 27, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Video Display Corporation
Our audits of the consolidated financial statements referred to in our report dated May 27, 2011 included elsewhere in this Annual Report on Form 10-K also included the financial statement schedule of Video Display Corporation, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Video Display Corporation’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Carr, Riggs & Ingram, LLC
Atlanta, Georgia
May 27, 2011

VIDEO DISPLAY CORPORATION AND SUBSIDIARIES
SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Allowance for doubtful accounts:
February 28, 2011	$117	$233	$216	$134
February 28, 2010	490	209	582	117

Reserves for inventory:
February 28, 2011	$4,428	$1,774	$1,288	$4,914
February 28, 2010	3,666	1,086	324	4,428