Form 10-Q
period 2011-05-31
VIDEO DISPLAY CORP
filed 2011-07-15
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2011.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 31, 2011, the registrant had 7,619,618 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

EX-31.1
EX-31.2
EX-32

ITEM 1 — FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	May 31,	February 28,
	2011	2011
	(unaudited)
Assets
Current assets
Cash	$2,098	$1,399
Restricted cash	—	1,388
Accounts receivable, less allowance for doubtful accounts of $199 and $134	7,581	8,496
Inventories, net	31,547	30,593
Cost and estimated earnings in excess of billings on uncompleted contracts	3,133	2,192
Deferred income taxes	2,682	2,659
Income taxes refundable	249	770
Prepaid expenses and other	867	825
Assets of discontinued operations	—	5,710

Total current assets	48,157	54,032

Property, plant, and equipment
Land	336	336
Buildings	6,340	6,340
Machinery and equipment	17,731	17,583

	24,407	24,259
Accumulated depreciation and amortization	(19,944)	(19,737)

Net property, plant, and equipment	4,463	4,522

Goodwill	1,376	1,376
Intangible assets, net	1,423	1,504
Deferred income taxes	819	823
Other assets	13	5
Assets of discontinued operations	—	1,208

Total assets	$56,251	$63,470

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands)

	May 31,	February 28,
	2011	2011
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,938	$4,387
Accrued liabilities	3,978	3,690
Billings in excess of cost and estimated earnings on uncompleted contracts	812	1,026
Current maturities of notes payable to officers and directors	396	396
Current maturities of long-term debt	943	943
Liabilities of discontinued operations	—	3,208

Total current liabilities	10,067	13,650

Lines of credit	12,586	13,336
Long-term debt, less current maturities	5,586	5,822
Notes payable to officers and directors, less current maturities	1,066	1,374
Other long term liabilities	123	296
Liabilities of discontinued operations	—	188

Total liabilities	29,428	34,666

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value — 50,000 shares authorized; 9,732 issued and 7,620 outstanding at May 31, 2011 and 9,732 issued and 8,409 outstanding at February 28, 2011	7,293	7,293
Additional paid-in capital	175	175
Retained earnings	29,726	28,488
Treasury stock, shares at cost; 2,113 at May 31, 2011 and 1,323 at February 28, 2011	(10,371)	(7,152)

Total shareholders’ equity	26,823	28,804

Total liabilities and shareholders’ equity	$56,251	$63,470

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Income Statements
(in thousands, except per share data)

	Three Months Ended
	May 31,
	2011	2010
Net sales	$17,025	$14,281

Cost of goods sold	11,695	10,263

Gross profit	5,330	4,018

Operating expenses
Selling and delivery	1,223	955
General and administrative	2,057	1,710

	3,280	2,665

Operating profit	2,050	1,353

Other income (expense)
Interest expense	(234)	(255)
Other, net	(10)	55

	(244)	(200)

Income from continuing operations before income taxes	1,806	1,153

Income tax expense	568	433

Net income from continuing operations	1,238	720
Loss from discontinued operations, net of income tax benefit of $73,000	—	(143)

Net income	$1,238	$577

Net income per share:
From continuing operations-basic	$.16	$.09

From continuing operations-diluted	$.16	$.08

From discontinued operations-basic	$.00	$(.02)

From discontinued operations-diluted	$.00	$(.01)

Basic weighted average shares outstanding	7,609	8,365

Diluted weighted average shares outstanding	7,944	8,700

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
Three Months Ended May 31, 2011 (unaudited)
(in thousands)

			Additional
	Common	Share	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock
Balance, February 28, 2011	8,409	$7,293	$175	$28,488	$(7,152)

Net income	—	—	—	1,238	—
Receipt of Treasury Stock	(800)				(3,272)
Stock Awards	11		(8)		53
Share based compensation	—	—	8	—	—

Balance, May 31, 2011	7,620	$7,293	$175	$29,726	$(10,371)

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	May 31,
	2011	2010
Operating Activities
Net income	$1,238	$577
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	143
Depreciation and amortization	288	339
Provision for doubtful accounts	66	53
Provision for inventory reserve	364	377
Non-cash charge for share based compensation	53	10
Deferred income taxes	(18)	(147)
Other	13	20
Changes in working capital:
Accounts receivable	849	3,030
Inventories	(1,317)	(414)
Prepaid expenses and other current assets	(63)	(5)
Accounts payable and accrued liabilities	(335)	(3,103)
Cost, estimated earnings and billings, net, on uncompleted contracts	(1,155)	(671)
Income taxes refundable/payable	520	372

Net cash provided by operating activities	503	581

Investing Activities
Capital expenditures	(148)	(167)
Proceeds from sale of Fox International, Ltd.	51	—
Use of letter of credit/CD	1,388	—

Net cash provided by (used in) investing activities	1,291	(167)

Financing Activities
Proceeds from long-term debt, lines of credit	—	4,689
Payments on long-term debt, lines of credit	(986)	(4,920)
Proceeds from notes payable to officers and directors	—	350
Repayments of notes payable to officers and directors	(109)	(451)

Net cash (used in) financing activities	(1,095)	(332)

Discontinued Operations
Operating activities	—	450
Investing activities	—	(55)
Financing activities	—	(46)

Net cash provided by discontinued operations	—	349

Net change in cash	699	431

Cash, beginning of year	1,399	465

Cash, end of period	2,098	896
Cash, discontinued operations	—	(372)

Cash, continuing operations	$2,098	$524

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
May 31, 2011
Note 1. — Summary of Significant Accounting Policies
     The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.
     As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2011, as filed with the Commission. There are no material changes in accounting policy during the three months ended May 31, 2011.
     The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 28, 2011 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Note 2. — Liquidity
     On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The outstanding balance of the line of credit at May 31, 2011 was $12.6 million and the balances of the term loans were $3.2 million and $2.9 million, respectively. A copy of the new Credit Agreement was filed on an 8-K document with the Securities and Exchange Commission on December 30, 2010. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by the Company’s Chief Executive Officer through Southeastern Metro Savings, LLC. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.
     The agreement contains three covenants: a fixed charge coverage ratio, ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), and total liabilities to tangible net worth. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents.
     As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community & Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. Additionally, RBC Bank and Community & Southern Bank have amended the Credit Agreement to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks. The Company was in compliance under the new loan agreements for the quarter ending May 31, 2011.

Video Display Corporation and Subsidiaries
May 31, 2011
Note 3. — Recent Accounting Pronouncements
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
     In December 2010, the FASB issued guidance FASB ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
     In June 2011, the FASB issued guidance FASB ASU 2011-05, “Presentation of Comprehensive Income” that allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are not changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

Video Display Corporation and Subsidiaries
May 31, 2011
Note 4. — Inventories
Inventories are stated at the lower of cost (first in, first out) or market.
Inventories consisted of the following (in thousands):

	May 31,	February 28,
	2011	2011
Raw materials	$21,075	$20,750
Work-in-process	7,589	6,997
Finished goods	8,134	7,760

	36,798	35,507
Reserves for obsolescence	(5,251)	(4,914)

	$31,547	$30,593

Note 5. — Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
     Information relative to contracts in progress consisted of the following:

	May 31,	February 28,
	2011	2011
Costs incurred to date on uncompleted contracts	$6,782	$5,598
Estimated earnings recognized to date on these contracts	4,077	2,941

	10,859	8,539
Billings to date	(8,538)	(7,373)

Costs and estimated earnings in excess of billings, net	$2,321	$1,166

Costs and estimated earnings in excess of billings	$3,133	$2,192
Billings in excess of costs and estimated earnings	(812)	(1,026)

	$2,321	$1,166

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
May 31, 2011
     Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
     As of May 31, 2011 and February 28, 2011, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of May 31, 2011 and February 28, 2011, there were no progress payments that had been netted against inventory.
Note 6. — Intangible Assets
     Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was $81,072 and $96,066 for the three months ended May 31, 2011 and 2010, respectively.
     The cost and accumulated amortization of intangible assets was as follows (in thousands).

	May 31, 2011		February 28, 2011
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,611	$2,613	$3,611	$2,583
Non-compete agreements	1,245	1,245	1,245	1,245
Patents	777	653	777	627
Other intangibles	649	348	649	323

	$6,282	$4,859	$6,282	$4,778

Video Display Corporation and Subsidiaries
May 31, 2011
Note 7. — Long-term Debt and Financing Lease Obligations
     Long-term debt and financing lease obligations consisted of the following (in thousands):

	May 31,	February 28,
	2011	2011
Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of May 31, 2011); monthly principal payments of $58 plus accrued interest, payable through December 2015; collateralized by all assets of the Company. Amended as of May 26, 2011.	$3,208	$3,383

Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of May 31, 2011); monthly principal payments of $17 plus accrued interest, payable through December 2025; collateralized by three properties of the Company and one property owned by the Chief Executive Officer. Amended as of May 26, 2011.	2,917	2,967

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (7.25% as of May 31, 2011); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Aydin Display Systems, Inc.	404	415

	6,529	6,765
Less current maturities	(943)	(943)

	$5,586	$5,822

Note 8. — Lines of Credit
     On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The outstanding balance of the line of credit at May 31, 2011 was $12.6 million and the balances of the term loans were $3.2 million and $2.9 million, respectively. A copy of the new Credit Agreement was filed on an 8-K document with the Securities and Exchange Commission on December 30, 2010. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by the Company’s Chief Executive Officer through Southeastern Metro Savings, LLC. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.
     The agreement contains three covenants: a fixed charge coverage ratio, ratio of senior funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), and total liabilities to tangible net worth. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock),

Video Display Corporation and Subsidiaries
May 31, 2011
divestitures and certain other changes in the business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents.
     As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community & Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. Additionally, RBC Bank and Community & Southern Bank have amended the Credit Agreement to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks. The Company was in compliance under the new loan agreements for the quarter ending May 31, 2011.
Note 9. — Segment Information
     In accordance with FASB ASC Topic 280, “Segment Reporting”, the Company has determined that it has one reportable segment. In prior years, the Company had two reportable segments as follows: (1) the manufacture and distribution of displays and display components (“Display Segment”) and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers (“Wholesale Distribution Segment”). The operations within the Display Segment consist of monitors, data display CRTs, entertainment (television and projection) CRTs, projectors and other monitors and component parts. These operations have similar economic criteria, and are appropriately aggregated consistent with the criteria of FASB ASC Topic 280-10-50, “Segment Reporting: Disclosure”. On March 1, 2011, the Company sold its Fox International Ltd subsidiary, which represented the entire wholesale distribution segment; we have determined that we have one reportable segment.
Note 10. — Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (in thousands):

	Three Months
	Ended May 31,
	2011	2010
Cash paid for:
Interest	$231	$310

Income taxes, net of refunds	$66	$10

Non-cash activity:
Receipt of treasury stock in conjunction with the sale of Fox International, Ltd.	$3,272	$—

Reduction of notes payable to officers and directors in conjunction with the sale of Fox International, Ltd.	$199	$—

Video Display Corporation and Subsidiaries
May 31, 2011
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
     The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended May 31, 2011 and 2010 (in thousands, except per share data):

		Weighted
		Average	Earnings
	Net	Common Shares	Per
	Income	Outstanding	Share
Three months ended May 31, 2011
Basic-continuing operations	$1,238	7,609	$0.16
Effect of dilution:
Options	—	335

Diluted	$1,238	7,944	$0.16

Three months ended May 31, 2010
Basic-continuing operations	$720	8,365	$0.09
Basic-discontinued operations	(143)	8,365	(.02)
Effect of dilution:
Options	—	335

Diluted	$577	8,700	$0.07

Stock-Based Compensation Plans
     For the three-month period ended May 31, 2011 and 2010, the Company recognized general and administrative expenses of $8.8 thousand and $9.6 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of May 31, 2011, total unrecognized compensation costs related to stock options granted was $25.7 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.
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
     No options were granted during the three month periods ended May 31, 2011 and 2010.

Video Display Corporation and Subsidiaries
May 31, 2011
Stock Repurchase Program
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at May 31, 2011. The Credit Agreement executed by the Company on December 23, 2010 includes restrictions on investments that restrict further repurchases of stock under this program. For the three months ended May 31, 2011 and May 31, 2010, no treasury shares were repurchased.
Note 12. — Income Taxes
     The effective tax rate for the three months ended May 31, 2011 and 2010 was 31.5% and 37.6%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.
Note 13. — Related Party Transactions
     In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33.3 thousand plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by RBC Bank and Community & Southern Bank. The balance outstanding under this loan agreement was approximately $1.5 million at May 31, 2011 and $1.8 million at February 28, 2011. Interest paid during the quarter ended May 31, 2011 and 2010 on this note was $32.8 thousand and $59.5 thousand, respectively.
     The Company’s CEO provides a portion of the collateral for one of the term loans with the consortium of RBC Bank and Community & Southern Bank. (See Note 8 — Lines of Credit)
     On March 1, 2011, the Company sold its Fox International Ltd. subsidiary to FI Acquisitions, a company owned by Video Display’s Chief Executive Officer. The Company accounted for this entire business segment as discontinued operations, and accordingly, has reclassified the consolidated financial results for all periods presented to reflect this operating segment as discontinued operations.
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

Video Display Corporation and Subsidiaries
May 31, 2011
of operations. However, the ultimate outcome cannot be predicted with certainty, and there can be no assurance that the Company’s failure to prevail would not have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.
Note 15. — Discontinued operations
     On March 1, 2011, the Company sold its Fox International Ltd., Inc. subsidiary to FI Acquisitions, a company majority owned by the Company’s Chief Executive Officer. The Company put its Fox International Ltd. subsidiary up for auction on January 15, 2011, and gave all interested parties a thirty-day due diligence period that was later extended until March 23, 2011, to give any potential bidders more time. FI Acquisitions was the only bidder and paid the net book value, approximately $3.5 million, for Fox International Ltd. in a stock sale, satisfied by the Company’s Chief Executive Officer exchanging 800,000 shares of the Company’s stock valued at approximately $3.3 million, approximately $50 thousand in cash and a reduction in notes payable to officers and directors of approximately $200 thousand. As the sale was at net book value, no gain or loss was recorded by the Company. The Company accounted for this entire business segment as discontinued operations, and accordingly, has reclassified the consolidated financial results for all periods presented to reflect this operating segment as discontinued operations.
     The Company sold its Fox International Ltd., Inc. subsidiary on March 1, 2011; therefore, there is no discontinued financial information for the quarter ended May 31, 2011. Summarized financial information for discontinued operations for the first quarter ended May 31, 2010, is as follows:

May 31, 2010
Net sales	$6,056
Cost of goods sold	3,637

Gross profit	2,419

Operating expenses
Selling and delivery	913
General and administrative	1,685

2,598

Operating loss from discontinued operations	(179)

Other income (expense)
Interest expense	(47)
Other, net	10

(37)

Loss from discontinued operations before income taxes	(216)

Income tax benefit	73

Loss from discontinued operations	$(143)

     For the quarter ended May 31, 2010, there was no interest allocated from corporate. The subsidiary had its own line of credit and interest expense.

Video Display Corporation and Subsidiaries
May 31, 2011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company’s 2011 Annual Report to Shareholders, which included audited consolidated financial statements and notes thereto for the fiscal year ended February 28, 2011, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     During fiscal 2012, management of the Company is focusing key resources on strategic efforts to dispose of unprofitable operations and seek acquisition opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:
     Inventory management - The Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to mitigate the risk of overstocking slower moving, obsolete items. The Company’s inventories increased particularly in the monitor division due to new product lines it is carrying and due to requirements to fulfill contracts.
     Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 300 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will

Video Display Corporation and Subsidiaries
May 31, 2011
be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at May 31, 2011 and February 28, 2011, believes its reserves to be adequate.
     Interest rate exposure — The Company had outstanding debt of $20.6 million as of May 31, 2011, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board could have a negative affect on the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
     Liquidity - If the Company is unable to refinance with our current bank or others, if necessary, we could be exposed to the risk of the bank exercising its rights against the collateral under the terms of the loan. If the Company is unable to refinance with a commercial bank, we could be exposed to the risk of increased interest rates.
Discontinued Operations
     On March 1, 2011, the Company sold its Fox International Ltd. subsidiary to FI Acquisitions, a company owned by Video Display’s Chief Executive Officer. The Company accounted for this entire business segment as discontinued operations, and, accordingly, has reclassified the consolidated financial results for all periods presented to reflect this segment as discontinued operations. (See Note 15 — Discontinued Operations)
Results of Operations
     The following table sets forth, for the three months ended May 31, 2011 and 2010, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months
	Ended May 31,
	2011	2010
Sales
Monitors	90.5%	89.9%
Data display CRT	9.0	9.2
Entertainment CRT	0.3	0.6
Components parts	0.2	0.3

Total Company	100.0%	100.0%
Costs and expenses
Cost of goods sold	68.7%	71.9%
Selling and delivery	7.2	6.7
General and administrative	12.1	12.0

	88.0%	90.6%

Operating profit	12.0%	9.4%

Interest expense	(1.4)%	(1.8)%
Other income, net	0.0	0.4

Income before income taxes	10.6%	8.0%
Income tax expense	3.3	3.0

Income from continuing operations	7.3%	5.0%

Loss from discontinued operations, net of tax	—	(1.0)

Net income	7.3%	4.0%

Video Display Corporation and Subsidiaries
May 31, 2011
Net sales
     Consolidated net sales increased $2.7 million for the three months ended May 31, 2011 compared to the three months ended May 31, 2010. The 19.2% increase in sales for the Company was lead by the Monitor division, which accounted for $2.5 million of the overall increase. The Data Display division sales increased $0.2 million or 17.8% for the three-month comparative period.
     The increase in the Monitor division was lead by the Company’s Z-Axis subsidiary, which more than doubled its sales for the three-month period ending May 31, 2011, compared to the three months ending May 31, 2010, from $1.8 million to $3.9 million. The robust sales increase was a result of an increase in its power supply business and its custom manufacturing business. The Company’s Aydin subsidiary increased its sales by 57.5% for the three-month comparable period ending May 31, 2011, from $4.2 million to $6.5 million. The increase was primarily due to shipments on long-term military contracts. Display Systems was down 5.2% due to lost business on Marquee Projector sales and Lexel Imaging was down due primarily to reduced requirements for spare CRTs for their foreign military customers. Display Systems is replacing the Marque Projectors with new digital projectors and Lexel has received additional orders from their foreign military customers, so that business should increase in the coming quarters. The Data Display division increase was primarily in flight simulation. We expect this business to remain steady throughout the year. A significant portion of the entertainment division’s sales are to television retailers as replacements for products sold under manufacturer and extended warranties. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. This division is being phased out as it has been negatively impacted by the increasing demand for flat screen televisions. The Company’s Chroma subsidiary is being closed in the next quarter.
Gross margins
     Consolidated gross margins increased from 28.1% for the three months ended May 31, 2010 to 31.3% for the three months ended May 31, 2011.
     Gross margins within the Monitor division increased to 33.3% for the three months ended May 31, 2011 from 29.4% for the three months ended May 31, 2010. Three of the four companies within the division increased their gross margin percentages against the same quarter last year. The largest increase came from the Z-Axis subsidiary, which increased from 24.8% for the three months ended May 31, 2010 to 37.0% for the three months ended May 31, 2011. Their actual gross margin dollars increased 220.4% for the three-month comparable period. The increase is due to a shift in their product mix to more power supplies, which typically yield higher margins. The Data Display division gross margins decreased from 29.3% for the three months ended May 31, 2010 to 17.6% for the three months ended May 31, 2011, due to increased scrap and inventory costs at the Company’s Clinton Displays facility. We believe this to be corrected now and the margins to increase at the Clinton facility. Gross margins in the Entertainment CRT division were negative for the three months ended May 31, 2011 due to reduced volume at both of the division’s locations as business winds down at the Novatron and Chroma television tube plants. Gross margins from the Component Parts division were negligible for the three months ended May 31, 2011.
Operating expenses
     Operating expenses as a percentage of sales increased from 18.6% for the three months ended May 31, 2010 to 19.3% for the three months ended May 31, 2011. This was primarily due to an increase in salaries and commissions on the increased sales volume, research and development fees, and proposal expenses. The Company was able to control other fixed costs, such as rent and other administrative costs on the increased sales volume. The Company expects to continue to contain these costs while increasing revenues.

Video Display Corporation and Subsidiaries
May 31, 2011
Interest expense
     Interest expense decreased slightly for the three months ended May 31, 2011, 1.4% of net sales as compared to the same period a year ago, 1.8% of net sales. The Company expects to continue to lower interest costs as the outstanding debt decreases, due to increased cash flow from operations and the management of current assets. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.
Income taxes
     The effective tax rate for the three months ended May 31, 2011 and 2010 was 31.5% and 37.6%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.
Liquidity and Capital Resources
     As of May 31, 2011, the Company had total cash of $2.1 million. The Company’s working capital was $37.9 million and $36.5 million at May 31, 2011 and February 28, 2011, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements (largely inventories and accounts receivable), debt service, capital expenditures, and product line additions.
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
     On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The outstanding balance of the line of credit at May 31, 2011 was $12.6 million and the balances of the term loans were $3.2 million and $2.9 million, respectively. A copy of the new Credit Agreement was filed in an 8-K document with the Securities and Exchange Commission on December 30, 2010. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by the Company’s Chief Executive Officer through Southeastern Metro Savings, LLC. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.
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
     As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community & Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. Additionally, RBC Bank and Community & Southern Bank have amended the Credit Agreement to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011. The senior funded debt to EBITDA covenant was deemed to be the most restrictive

Video Display Corporation and Subsidiaries
May 31, 2011
by the Company and the Banks. The Company was in compliance under the new loan agreements for the quarter ending May 31, 2011.
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
     Cash provided by operations for the three months ended May 31, 2011 was $0.5 million. Net income from operations provided $1.2 million, and adjustments to reconcile net income to net cash were $0.8 million including depreciation and reserves. Changes in working capital used $1.5 million, primarily due to an increase in inventory of $1.3 million, an increase in costs on uncompleted contracts of $1.2 million, a decrease in accounts payable of $0.3 million offset by the decrease in accounts receivable of $0.8 million and a decrease in refundable taxes of $0.5 million. Cash provided by operations for the three months ended May 31, 2010 was $0.6 million.
     Investing activities provided cash of $1.3 million from a letter of credit of $1.4 million, proceeds from the sale of the Company’s Fox International Ltd. subsidiary of $0.1 and the purchase of equipment for $0.2 million during the three months ended May 31, 2011, compared to cash used of $0.2 million during the three months ended May 31, 2010 from the purchase of equipment.
     Financing activities used cash of $1.1 million for the three months ended May 31, 2011, due to net repayments against the line of credit and to the Company’s officers, compared to cash used of $0.3 million for the three months ended May 31, 2010, reflecting repayments against the line of credit and to the Company’s Chief Executive Officer.
     The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures, and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.
     The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at May 31, 2011. The Credit Agreement executed by the Company on December 23, 2010 includes restrictions on investments that restrict further repurchases of stock under this program. For the three months ended May 31, 2011 and the three months ended May 31, 2010, no treasury shares were repurchased.
     On March 1, 2011, the Company sold its Fox International Ltd., Inc. subsidiary to FI Acquisitions, a company majority owned by the Company’s Chief Executive Officer. The Company put its Fox International Ltd. subsidiary up for auction on January 15, 2011, and gave all interested parties a thirty-day due diligence period that was later extended until March 23, 2011, to give any potential bidders more time. FI Acquisitions was the only bidder and paid the net book value, approximately $3.5 million, for Fox International Ltd. in a stock sale, satisfied by the Company’s Chief Executive Officer exchanging 800,000 shares of the Company’s stock valued at approximately $3.3 million, approximately $50 thousand in cash and a reduction in notes payable to officers and directors of approximately $200 thousand. As the sale was at net book value, no gain or loss was recorded by the Company.

Video Display Corporation and Subsidiaries
May 31, 2011
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
Reserves on inventories
     Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer-buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There were no significant changes in management’s estimates in the first quarter of fiscal 2012 and 2011; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.
Revenue Recognition
     Revenue is recognized on the sale of products when the products are shipped, all significant contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.
     In accordance with FASB ASC Topic 605-45 “Revenue Recognition: Principal Agent Considerations”, shipping and handling fees billed to customers are classified in net sales in the consolidated income statements. Shipping and handling costs incurred are classified in selling and delivery in the consolidated income statements.
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

Video Display Corporation and Subsidiaries
May 31, 2011
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
     In December 2010, the FASB issued guidance FASB ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
     In June 2011, the FASB issued guidance FASB ASU 2011-05, “Presentation of Comprehensive Income” that allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the

Video Display Corporation and Subsidiaries
May 31, 2011
statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are not changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.
Forward-Looking Information and Risk Factors
     This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report of Form 10-K for the year ended February 28, 2011 could cause actual results to differ materially.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $20.6 million of outstanding debt at May 31, 2011 related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at May 31, 2011. The Company does not trade in derivative financial instruments.
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

Video Display Corporation and Subsidiaries
May 31, 2011
ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
     Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2011. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2011.
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
May 31, 2011
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

Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2011. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.	Defaults upon Senior Securities

None.
Item 4.	Submission of Matters to a Vote of Security Holders

None.
Item 5.	Other information

None.

Video Display Corporation and Subsidiaries
May 31, 2011
Item 6. Exhibits

Exhibit
Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(c)	Lease dated November 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2009 Annual Report on Form 10-K)

10(d)	Purchase Agreement dated March 1, 2011 by and between the Company and FI Acquisition with respect to the sale of the Company’s Fox International subsidiary. (incorporated by reference to Exhibit 10(d) to the Company’s 2011 Annual Report on Form 10-K)

10(e)	Amendment to Loan and Security Agreement dated May 26, 2011 (incorporated by reference to Exhibit 10(e) to the Company’s 2011 Annual Report on Form 10-K)

10(h)	Loan and Security Agreement and related documents, dated December 23, 2010, among Video Display Corporation and Subsidiaries and RBC Bank and Community and Southern Bank as lenders and RBC Bank as administrative agent (incorporated by reference to Exhibit 10(h) to the Company’s Report on Form 8-K dated December 30, 2010).

10(i)	$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10(j)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION
July 15, 2011	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 15, 2011	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer