Form 10-Q
period 2011-08-31
VIDEO DISPLAY CORP
filed 2011-10-14
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 31, 2011, the registrant had 7,648,702 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

ITEM 1 — FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	August 31,	February 28,
	2011	2011
	(unaudited)
Assets
Current assets
Cash	$183	$1,399
Restricted cash	—	1,388
Accounts receivable, less allowance for doubtful accounts of $263 and $134	8,384	8,496
Inventories, net	30,138	30,593
Cost and estimated earnings in excess of billings on uncompleted contracts	2,573	2,192
Deferred income taxes	2,573	2,659
Income taxes refundable	433	770
Prepaid expenses and other	848	825
Assets of discontinued operations	—	5,710

Total current assets	45,132	54,032

Property, plant, and equipment
Land	336	336
Buildings	6,394	6,340
Machinery and equipment	17,808	17,583

	24,538	24,259
Accumulated depreciation and amortization	(20,146)	(19,737)

Net property, plant, and equipment	4,392	4,522

Goodwill	1,376	1,376
Intangible assets, net	1,347	1,504
Deferred income taxes	809	823
Other assets	6	5
Assets of discontinued operations	—	1,208

Total assets	$53,062	$63,470

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands)

	August 31,	February 28,
	2011	2011
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,915	$4,387
Accrued liabilities	2,509	3,690
Billings in excess of cost and estimated earnings on uncompleted contracts	487	1,026
Current maturities of notes payable to officers and directors	396	396
Current maturities of long-term debt	944	943
Liabilities of discontinued operations	—	3,208

Total current liabilities	8,251	13,650
Lines of credit	10,686	13,336
Long-term debt, less current maturities	5,350	5,822
Notes payable to officers and directors, less current maturities	698	1,374
Other long term liabilities	123	296
Liabilities of discontinued operations	—	188

Total liabilities	25,108	34,666

Shareholders’ Equity
Preferred stock, no par value — 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value — 50,000 shares authorized; 9,732 issued and 7,649 outstanding at August 31, 2011 and 9,732 issued and 8,409 outstanding at February 28, 2011	7,293	7,293
Additional paid-in capital	162	175
Retained earnings	30,727	28,488
Treasury stock, shares at cost; 2,083 at August 31, 2011 and 1,323 at February 28, 2011	(10,228)	(7,152)

Total shareholders’ equity	27,954	28,804

Total liabilities and shareholders’ equity	$53,062	$63,470

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Income Statements (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Net sales	$16,541	$17,126	$33,566	$31,407

Cost of goods sold	11,327	12,427	23,022	22,690

Gross profit	5,214	4,699	10,544	8,717

Operating expenses
Selling and delivery	1,358	1,148	2,581	2,103
General and administrative	2,273	1,642	4,330	3,352

	3,631	2,790	6,911	5,455

Operating profit	1,583	1,909	3,633	3,262

Other income (expense)
Interest expense	(205)	(242)	(439)	(497)
Other, net	80	116	70	171

	(125)	(126)	(369)	(326)

Income from continuing operations before income taxes	1,458	1,783	3,264	2,936
Income tax expense	457	542	1,025	975

Net income from continuing operations	$1,001	$1,241	$2,239	$1,961
Income (loss) from discontinued operations, net of income tax expense (benefit) of $52 and ($21)	—	103	—	(40)

Net income	$1,001	$1,344	$2,239	$1,921

Net income per share:
From continuing operations-basic	$.13	$.15	$.29	$.24

From continuing operations-diluted	$.13	$.14	$.28	$.22

From discontinued operations-basic	$.00	$.01	$.00	$(.01)

From discontinued operations-diluted	$.00	$.01	$.00	$.00

Basic weighted average shares outstanding	7,620	8,365	7,614	8,365

Diluted weighted average shares outstanding	7,936	8,680	7,940	8,690

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
Six Months Ended August 31, 2011 (unaudited)
(in thousands)

			Additional
	Common	Share	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock
Balance, February 28, 2011	8,409	$7,293	$175	$28,488	$(7,152)

Net income	—	—	—	2,239	—
Receipt of treasury stock	(800)				(3,272)
Stock awards	40		(30)		196
Share based compensation	—	—	17	—	—

Balance, August 31, 2011	7,649	$7,293	$162	$30,727	$(10,228)

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	August 31,
	2011	2010
Operating Activities
Net income	$2,239	$1,921
Adjustments to reconcile net income to net cash provided by operating activities:

Loss from discontinued operations, net of tax	—	40
Depreciation and amortization	566	635
Provision for doubtful accounts	129	107
Provision for inventory reserve	787	743
Non-cash charge for share based compensation	183	19
Deferred income taxes	100	(379)
Other	11	19
Changes in working capital:
Accounts receivable	(18)	(714)
Inventories	(331)	1,080
Prepaid expenses and other current assets	(34)	(124)
Accounts payable and accrued liabilities	(1,827)	(3,089)
Cost, estimated earnings and billings, net, on uncompleted contracts	(919)	234
Income taxes refundable/payable	336	1,080

Net cash provided by operating activities	1,222	1,572

Investing Activities
Capital expenditures	(279)	(295)
Proceeds from sale of Fox International, Ltd.	51	—
Proceeds on sale of equipment	—	101
Use of letter of credit/CD	1,388	—

Net cash provided by (used in) investing activities	1,160	(194)

Financing Activities
Proceeds from long-term debt, lines of credit	3,328	8,347
Payments on long-term debt, lines of credit	(6,450)	(8,879)
Proceeds from notes payable to officers and directors	10	350
Repayments of notes payable to officers and directors	(486)	(750)

Net cash (used in) financing activities	(3,598)	(932)

Discontinued Operations
Operating activities	—	655
Investing activities	—	(88)
Financing activities	—	(202)

Net cash provided by discontinued operations	—	365

Net change in cash	(1,216)	811

Cash, beginning of year	1,399	465

Cash, end of period	183	1,276
Cash, discontinued operations	—	389

Cash, continuing operations	$183	$887

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
August 31, 2011
Note 1. — Summary of Significant Accounting Policies
          The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.
          As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2011, as filed with the Commission. There are no material changes in accounting policy during the six months ended August 31, 2011.
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
Note 2. — Liquidity
          On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The outstanding balance of the line of credit at August 31, 2011 was $10.7 million and the balances of the term loans were $3.0 million and $2.9 million, respectively. A copy of the new Credit Agreement was filed on an 8-K document with the Securities and Exchange Commission on December 30, 2010. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by the Company’s Chief Executive Officer through Southeastern Metro Savings, LLC. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.
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
          As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community & Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. Additionally, RBC Bank and Community & Southern Bank have amended the Credit Agreement, at various times, to reduce the revolver commitment to $15.0 million, to restate the covenants to pertain to only continuing operations of the Company, to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011, and to establish a swingline on the Company’s facility. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks. The Company was in compliance under the new loan agreements for the quarters ended May 31, 2011 and August 31, 2011.

Video Display Corporation and Subsidiaries
August 31, 2011
Note 3. — Recent Accounting Pronouncements
          In December 2010, the FASB issued revised guidance FASB ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments were effective for the fiscal years and interim periods beginning January 1, 2011 and did not have a material impact on the Company’s consolidated financial statements.
          In December 2010, the FASB issued guidance FASB ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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
Note 4. — Inventories
          Inventories are stated at the lower of cost (first in, first out) or market.
          Inventories consisted of the following (in thousands):

	August 31,	February 28,
	2011	2011
Raw materials	$20,309	$20,750
Work-in-process	7,250	6,997
Finished goods	7,184	7,760

	34,743	35,507
Reserves for obsolescence	(4,605)	(4,914

	$30,138	$30,593

Video Display Corporation and Subsidiaries
August 31, 2011
Note 5. — Costs and Estimated Earnings Related to Billings on Uncompleted Contracts
          Information relative to contracts in progress consisted of the following:

	August 31,	February 28,
	2011	2011
Costs incurred to date on uncompleted contracts	$6,915	$5,598
Estimated earnings recognized to date on these contracts	3,734	2,941

	10,649	8,539
Billings to date	(8,563)	(7,373)

Costs and estimated earnings in excess of billings, net	$2,086	$1,166

Costs and estimated earnings in excess of billings	$2,573	$2,192
Billings in excess of costs and estimated earnings	(487)	(1,026)

	$2,086	$1,166

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
          As of August 31, 2011 and February 28, 2011, there were no production costs that exceeded the aggregate estimated cost of all in-process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of August 31, 2011 and February 28, 2011, there were no progress payments that had been netted against inventory.
Note 6. — Intangible Assets
          Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was approximately $157 thousand and $177 thousand for the six months ended August 31, 2011 and 2010, respectively.

Video Display Corporation and Subsidiaries
August 31, 2011
          The cost and accumulated amortization of intangible assets were as follows (in thousands):

	August 31, 2011		February 28, 2011
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer lists	$3,611	$2,642	$3,611	$2,583
Non-compete agreements	1,245	1,245	1,245	1,245
Patents	777	675	777	627
Other intangibles	649	373	649	323

	$6,282	$4,935	$6,282	$4,778

Note 7. — Long-term Debt
          Long-term debt consisted of the following (in thousands):

	August 31,	February 28,
	2011	2011
Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of August 31, 2011); monthly principal payments of $58 plus accrued interest, payable through December 2015; collateralized by all assets of the Company. Amended as of May 26, 2011.	$3,033	$3,383

Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of August 31, 2011); monthly principal payments of $17 plus accrued interest, payable through December 2025; collateralized by three properties of the Company and one property owned by the Chief Executive Officer. Amended as of May 26, 2011.	2,867	2,967

Mortgage payable to bank; interest rate at Community Banks Base Rate plus 0.5% (3.75% as of August 31, 2011); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Aydin Display Systems, Inc.	394	415

	6,294	6,765
Less current maturities	(944)	(943)

	$5,350	$5,822

Video Display Corporation and Subsidiaries
August 31, 2011
Note 8. — Lines of Credit
          On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The outstanding balance of the line of credit at August 31, 2011 was $10.7 million and the balances of the term loans were $3.0 million and $2.9 million, respectively. A copy of the new Credit Agreement was filed on an 8-K document with the Securities and Exchange Commission on December 30, 2010. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by the Company’s Chief Executive Officer through Southeastern Metro Savings, LLC. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.
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
          As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community & Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. Additionally, RBC Bank and Community & Southern Bank have amended the Credit Agreement, at various times, to reduce the revolver commitment to $15.0 million, to restate the covenants to pertain to only continuing operations of the Company, to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011, and to establish a swingline on the Company’s facility. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks. The Company was in compliance under the new loan agreements for the quarters ending May 31, 2011 and August 31, 2011.
Note 9. — Segment Information
          In accordance with FASB ASC Topic 280, “Segment Reporting”, the Company has determined that it has one reportable segment. In prior years, the Company had two reportable segments as follows: (1) the manufacture and distribution of displays and display components (“Display Segment”) and (2) the wholesale distribution of consumer electronic parts from foreign and domestic manufacturers (“Wholesale Distribution Segment”). The operations within the Display Segment consist of monitors, data display CRTs, entertainment (television and projection) CRTs, projectors and other monitors and component parts. These operations have similar economic criteria, and are appropriately aggregated consistent with the criteria of FASB ASC Topic 280-10-50, “Segment Reporting: Disclosure”. On March 1, 2011, the Company sold its Fox International Ltd subsidiary, which represented the entire wholesale distribution segment. As a result, the Company has determined that it has one reportable segment.

Video Display Corporation and Subsidiaries
August 31, 2011
Note 10. — Supplemental Cash Flow Information
          Supplemental cash flow information is as follows (in thousands):

	Six Months
	Ended August 31,
	2011	2010
Cash paid for:
Interest	$448	$496

Income taxes, net of refunds	$589	$230

Non-cash activity:
Receipt of treasury stock in conjunction with the sale of Fox International, Ltd.	$3,272	$—

Reduction of notes payable to officers and directors in conjunction with the sale of Fox International, Ltd.	$199	$—

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

Video Display Corporation and Subsidiaries
August 31, 2011
          The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended August 31, 2011 and 2010 (in thousands, except per share data):

		Weighted
		Average	Earnings
	Net	Common Shares	Per
	Income	Outstanding	Share
Three months ended August 31, 2011
Basic-continuing operations	$1,001	7,620	$0.13
Effect of dilution:
Options	—	316	(0.00)

Diluted	$1,001	7,936	$0.13

Three months ended August 31, 2010
Basic-continuing operations	$1,241	8,365	$0.15
Basic-discontinued operations	103	8,365	0.01
Effect of dilution:
Options	—	315	(0.01)

Diluted	$1,344	8,680	$0.15

Six months ended August 31, 2011
Basic-continuing operations	$2,239	7,614	$0.29
Effect of dilution:
Options	—	326	(0.01)

Diluted	$2,239	7,940	$0.28

Six months ended August 31, 2010
Basic-continuing operations	$1,961	8,365	$0.24
Basic-discontinued operations	(40)	8,365	(0.01)
Effect of dilution:
Options	—	325	(0.01)

Diluted	$1,921	8,690	$0.22

Stock-Based Compensation Plans
          For the six-month period ended August 31, 2011 and 2010, the Company recognized general and administrative expenses of $17.5 thousand and $19.1 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of August 31, 2011, total unrecognized compensation costs related to stock options granted was $17.3 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.
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

Video Display Corporation and Subsidiaries
August 31, 2011
          No options were granted during the six month periods ended August 31, 2011. Three members of the board of directors were each granted 3,000 stock options during the six-month period ended August 31, 2010.
Stock Repurchase Program
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at August 31, 2011. The Credit Agreement executed by the Company on December 23, 2010 includes restrictions on investments that restrict further repurchases of stock under this program. For the six months ended August 31, 2011 and August 31, 2010, no treasury shares were repurchased.
Note 12. — Income Taxes
          The effective tax rate for the six months ended August 31, 2011 and 2010 was 31.4% and 33.2%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.
Note 13. — Related Party Transactions
          In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33.3 thousand plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note is secured by a general lien on all assets of the Company, subordinate to the lien held by RBC Bank and Community & Southern Bank. The balance outstanding under this loan agreement was approximately $1.1 million at August 31, 2011 and $1.8 million at February 28, 2011. Interest paid during the quarter ended August 31, 2011 and 2010 on this note was $27.8 thousand and $56.8 thousand, respectively and interest paid for the six months ending August 31, 2011 and August 31, 2010 was $60.6 thousand and $116.3 thousand, respectively.
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
Note 14. — Legal Proceedings
          During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain other assets of Clinton Electronics Corp. (“Clinton”), including inventory, fixed assets, for a total purchase price of $2,550,000, pursuant to an Asset Purchase Agreement between the parties (the “APA”). The form of consideration for the assets acquired included: (i) a $1.0 million face value Convertible Note; (ii) an agreement to deliver a stock certificate representing Company Common Shares having a $1,125,000 in market value of the Company’s common stock in January of 2008; and (iii) an agreement to deliver a stock certificate representing Company Common Shares having a $500,000 in market value of the Company’s common stock in January of 2009. The Company had paid the $1.0 million Note Payable in January 2008. The Company disputed certain representations made by Clinton in the APA including, but not limited to,

Video Display Corporation and Subsidiaries
August 31, 2011
representations concerning revenue, expenses, and inventory. As a result of this dispute, the Company did not issue the stock certificates scheduled for delivery January of 2008 and January of 2009. As such, the Company had accrued a potential liability of $1,625,000 and this accrued liability was reflected in the Company’s Balance Sheet until the settlement was reached.
          On August 24, 2011, the Company and the Clinton Electronics Corporation signed a settlement agreement ending the dispute involving the purchase of certain assets by the Company, pursuant to an Asset Purchase Agreement between the two companies. Prior to the negotiated settlement, the companies had agreed to arbitrate the dispute.
          The terms of the settlement were not disclosed. There was no effect to the income statement due to the settlement. The previously accrued liability covered the settlement and the write off of inventory from the original agreement. The settlement did not have a material adverse effect on the Company’s business, consolidated financial condition, results of operation or cash flows.
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

Video Display Corporation and Subsidiaries
August 31, 2011
          The Company sold its Fox International Ltd., Inc. subsidiary on March 1, 2011; therefore, there is no discontinued financial information for the six months ended August 31, 2011. Summarized financial information for discontinued operations for the three months and six months ended August 31, 2010, is as follows:

	Three Months Ended	Six Months Ended
	August 31, 2010	August 31, 2010
Net sales	$4,988	$11,044
Cost of goods sold	2,277	5,914

Gross profit	2,711	5,130

Operating expenses
Selling and delivery	806	1,719
General and administrative	1,713	3,398

	2,519	5,117

Operating loss from discontinued operations	192	13

Other income (expense)
Interest expense	(45)	(92)
Other, net	8	18

	(37)	(74)

Income(Loss) from discontinued operations before income taxes	155	(61)

Income tax expense/benefit	(52)	21

Income(Loss) from discontinued operations	$103	(40)

            For the three months and six months ended August 31, 2010, there was no interest allocated from corporate. The subsidiary had its own line of credit and interest expense.
Note 16. — Subsequent Events
          Subsequent to August 31, 2011, the Company received approval from RBC Bank and Community and Southern Bank, to reinstate the Company’s stock purchase program, which previously was restricted under the Credit Agreement executed by the Company on December 23, 2010. Under the Company’s stock repurchase program, an additional 781,955 shares remain authorized to be repurchased by the Company at October 14, 2011.

Video Display Corporation and Subsidiaries
August 31, 2011
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2011 Annual Report to Shareholders, which included audited consolidated financial statements and notes thereto for the fiscal year ended February 28, 2011, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
          Inventory management — The Company continually monitors historical sales trends as well as projected future needs to ensure adequate on-hand supplies of inventory and to mitigate the risk of overstocking slower moving, obsolete items. The Company’s inventories increased particularly in the monitor division due to new product lines it is carrying and due to requirements to fulfill contracts.
          Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over 240 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at August 31, 2011 and February 28, 2011, believes its reserves to be adequate.

Video Display Corporation and Subsidiaries
August 31, 2011
          Interest rate exposure — The Company had outstanding debt of $18.1 million as of August 31, 2011, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board could have a negative affect on the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.
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
          The following table sets forth, for the three and six months ended August 31, 2011 and 2010, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2011	2010	2011	2010
Sales
Monitors	92.0%	86.1%	91.2%	87.8%
Data display CRTs	7.4	13.2	8.3	11.4
Entertainment CRTs	0.2	0.5	0.2	0.6
Components parts	0.4	0.2	0.3	0.2

Total Company	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	68.5%	72.6%	68.6%	72.2%
Selling and delivery	8.2	6.7	7.7	6.7
General and administrative	13.7	9.6	12.9	10.7

	90.4%	88.9%	89.2%	89.6%

Income from operations	9.6%	11.1%	10.8%	10.4%

Interest expense	(1.2)%	(1.4)%	(1.3)%	(1.6)%
Other income, net	0.4	0.7	0.2	0.6

Income before income taxes	8.8%	10.4%	9.7%	9.4%
Income tax expense	2.8	3.2	3.0	3.1

Gain/Loss from discontinued operations, net of tax	—	0.6	—	(0.1)

Net income	6.0%	7.8%	6.7%	6.2%

Video Display Corporation and Subsidiaries
August 31, 2011
Net sales
          Consolidated net sales decreased $0.6 million for the three months ended August 31, 2011 but increased $2.2 million for the six months ended August 31, 2011 as compared to the three and six months ended August 31, 2010. The 6.9% increase in sales for the six months period was lead by the Monitor division, which increased $3.0 million off-setting an overall decrease in the other divisions. The decrease in the three months ending August 31, 2011 was spread among all the divisions.
          The increase in the Monitor division was lead by the Company’s Z-Axis subsidiary, which increased its sales for the six-month period ending August 31, 2011, compared to the six months ending August 31, 2010, from $4.4 million to $8.0 million or 82.9%. The robust sales increase was a result of an increase in its power supply business and its custom manufacturing business. The Company’s Aydin subsidiary increased its sales by 32.1% for the six-month comparable period ending August 31, 2011, from $10.4 million to $13.7 million. The increase was primarily due to shipments on long-term military contracts. Display Systems was down 21.0% due to lost business on Marquee Projector sales and Lexel Imaging was down 23.0% due primarily to reduced requirements for spare CRTs for their foreign military customers for the six-month period ending August 31, 2011. Display Systems is replacing the Marque Projectors with new digital projectors and Lexel has received additional orders from their foreign military customers, so that business is expected to increase in the coming quarters. The Data Display division decrease was primarily in flight simulation. This market was up for the Company’s first quarter ending May 31, 2011, but declined for the three months ending August 31, 2011. We expect this business to remain steady throughout the remainder of the year. A significant portion of the entertainment division’s sales are to television retailers as replacements for products sold under manufacturer and extended warranties. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. This division is being phased out as it has been negatively impacted by the increasing demand for flat screen televisions. The Company’s Chroma subsidiary was closed July 31, 2011 and the Company’s Novatron facility is expected to be closed prior to the end of fiscal 2012.
Gross margins
          Consolidated gross margins increased by 11.0% for the three months ended August 31, 2011 over the three months ended August 31, 2010 and as a percent to sales increased from 27.4% to 31.5%. The consolidated gross margin increased by 21.0% for the six months ended August 31, 2011 over the six months ended August 31, 2010 and as a percent to sales increased from 27.8% to 31.4% due to the increased sales while controlling fixed costs.
          Gross margins within the Monitor division increased by 23.9% for the three month period ended August 31, 2011 over the comparable three month period ended August 31, 2010 and increased by 29.8% for the six month period ended August 31, 2011 over the comparative six month period ended August 31, 2010 due to the increased sales volume. The Monitor division’s increases are attributable to the beginning of shipments on a number of long-term contracts at the Aydin Displays and Display Systems divisions and new business at the Company’s Z-Axis subsidiary in its power supply and custom manufacturing businesses. The new business generated at Z-Axis is repeat business and is anticipated for the foreseeable future. The Data Display division gross margins decreased by 57.8% for the three-month comparable period ended August 31, 2011, and decreased by 48.7% for the six months ended August 31, 2011 compared to the six months ended August 31, 2010, due to the impact of the decreased margins at the both of the Company’s display facilities caused by a reduction in demand for these products. The gross margins in home entertainment CRTs and the Component Parts were negligible as both divisions sales continue to decline and are not material to the results of the Company.
Operating expenses
          Operating expenses as a percentage of sales increased from 16.3% to 22.0% for the comparable three months ended August 31, 2011 and increased from 17.4% to 20.6% for the six months ended August 31, 2011. This was primarily due to an increase in salaries and commissions on the increased sales volume, research and development fees, and proposal expenses. The Company was able to control other fixed costs, such as rent and other administrative costs on the increased sales volume. The Company expects to continue to contain these costs while increasing revenues.

Video Display Corporation and Subsidiaries
August 31, 2011
Interest expense
          Interest expense decreased 15.3% for the three-month comparable period ended August 31, 2011, and decreased 11.7% for the comparable six month period ended August 31, 2011 due to decreased average borrowings by the Company. The Company expects to continue to lower interest costs as the outstanding debt decreases, due to increased cash flow from operations and the management of current assets. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.
Income taxes
          The effective tax rate for the three months ended August 31, 2011 and 2010 was 31.3% and 30.4%, respectively and for the six months ended August 31, 2011 and August 31, 2010 was 31.4% and 33.2% respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.
Liquidity and Capital Resources
          As of August 31, 2011, the Company had total cash of $0.2 million. The Company’s working capital was $36.9 million and $36.5 million at August 31, 2011 and February 28, 2011, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements (largely inventories and accounts receivable), debt service, capital expenditures, and product line additions.
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
          On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. The outstanding balance of the line of credit at August 31, 2011 was $10.7 million and the balances of the term loans were $3.0 million and $2.9 million, respectively. A copy of the new Credit Agreement was filed in an 8-K document with the Securities and Exchange Commission on December 30, 2010. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by the Company’s Chief Executive Officer through Southeastern Metro Savings, LLC. The building will continue to be in the collateral pool until the note is sufficiently paid down or it is replaced by other collateral.
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
     As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community

Video Display Corporation and Subsidiaries
August 31, 2011
& Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. Additionally, RBC Bank and Community & Southern Bank have amended the Credit Agreement, at various times, to reduce the revolver commitment to $15.0 million, to restate the covenants to pertain to only continuing operations of the Company, to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011, and to establish a swingline on the Company’s facility. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks. The Company was in compliance under the new loan agreements for the quarter ending May 31, 2011 and August 31, 2011.
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
          Cash provided by operations for the six months ended August 31, 2011 was $1.2 million. Net income from operations provided $2.2 million, and adjustments to reconcile net income to net cash were $1.8 million including depreciation and reserves. Changes in working capital used $2.8 million, primarily due to an increase in inventory of $0.3 million, an increase in costs on uncompleted contracts of $0.9 million, a decrease in accounts payable and accrued liabilities of $1.8 million and an increase in other assets of $0.1 million offset a decrease in refundable taxes of $0.3 million. Cash provided by operations for the six months ended August 31, 2010 was $1.6 million.
          Investing activities provided cash of $1.2 million from a letter of credit of $1.4 million, proceeds from the sale of the Company’s Fox International Ltd. subsidiary of $0.1 and the purchase of equipment for $0.3 million during the six months ended August 31, 2011, compared to cash used of $0.2 million during the six months ended August 31, 2010 for the purchase of equipment of $0.3 million offset by the sale of equipment of $0.1 million.
          Financing activities used cash of $3.6 million for the six months ended August 31, 2011, due to net repayments against the line of credit and to the Company’s officers, compared to cash used of $0.9 million for the six months ended August 31, 2010, reflecting repayments against the line of credit and to the Company’s Chief Executive Officer.
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
          The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under the Company’s stock repurchase program, an additional 816,418 shares remain authorized to be repurchased by the Company at August 31, 2011. The Credit Agreement executed by the Company on December 23, 2010 includes restrictions on investments that restrict further repurchases of stock under this program. For the six months ended August 31, 2011 and the six months ended August 31, 2010, no treasury shares were repurchased.
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

Video Display Corporation and Subsidiaries
August 31, 2011
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
Reserves on inventories
          Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer-buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There were no significant changes in management’s estimates in the second quarter of fiscal 2012 and 2011; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.
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

Video Display Corporation and Subsidiaries
August 31, 2011
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
Recent Accounting Pronouncements
          In December 2010, the FASB issued revised guidance FASB ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments were effective for fiscal years and interim periods beginning January 1, 2011 and did not have a material impact on the Company’s consolidated financial statements.
          In December 2010, the FASB issued guidance FASB ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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

Video Display Corporation and Subsidiaries
August 31, 2011
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $18.1 million of outstanding debt at August 31, 2011 related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at August 31, 2011. The Company does not trade in derivative financial instruments.
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
          Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2011. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2011.

Video Display Corporation and Subsidiaries
August 31, 2011
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

Video Display Corporation and Subsidiaries
August 31, 2011
PART II
Item 1. Legal Proceedings
     During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain other assets of Clinton Electronics Corp. (“Clinton”), including inventory, fixed assets, for a total purchase price of $2,550,000, pursuant to an Asset Purchase Agreement between the parties (the “APA”). The form of consideration for the assets acquired included: (i) a $1.0 million face value Convertible Note; (ii) an agreement to deliver a stock certificate representing Company Common Shares having a $1,125,000 in market value of the Company’s common stock in January of 2008; and (iii) an agreement to deliver a stock certificate representing Company Common Shares having a $500,000 in market value of the Company’s common stock in January of 2009. The Company had paid the $1.0 million Note Payable in January 2008. The Company disputed certain representations made by Clinton in the APA including, but not limited to, representations concerning revenue, expenses, and inventory. As a result of this dispute, the Company did not issue the stock certificates scheduled for delivery January of 2008 and January of 2009. As such, the Company had accrued a potential liability of $1,625,000 and this accrued liability was reflected in the Company’s Balance Sheet until the settlement was reached.
     On August 24, 2011, the Company and the Clinton Electronics Corporation signed a settlement agreement ending the dispute involving the purchase of certain assets by the Company, pursuant to an Asset Purchase Agreement between the two companies. Prior to the negotiated settlement, the companies had agreed to arbitrate the dispute.
     The terms of the settlement were not disclosed. There was no effect to the income statement due to the settlement. The previously accrued liability covered the settlement and the write off of inventory from the original agreement. The settlement did not have a material adverse effect on the Company’s business, consolidated financial condition, results of operation or cash flows.
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
     None.
Item 5. Other information
     None.

Video Display Corporation and Subsidiaries
August 31, 2011

Item 6. Exhibits

Exhibit
Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(c)	Lease dated November 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2009 Annual Report on Form 10-K)

10(d)	Purchase Agreement dated March 1, 2011 by and between the Company and FI Acquisition with respect to the sale of the Company’s Fox International subsidiary. (incorporated by reference to Exhibit 10(d) to the Company’s 2011 Annual Report on Form 10-K)

10(e)	Amendment to Loan and Security Agreement dated May 26, 2011 (incorporated by reference to Exhibit 10(e) to the Company’s 2011 Annual Report on Form 10-K)

10(h)	Loan and Security Agreement and related documents, dated December 23, 2010, among Video Display Corporation and Subsidiaries and RBC Bank and Community and Southern Bank as lenders and RBC Bank as administrative agent (incorporated by reference to Exhibit 10(h) to the Company’s Report on Form 8-K dated December 30, 2010).

10(i)	$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10(j)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	INSTANCE DOCUMENT

EX-101	SCHEMA DOCUMENT

EX-101	CALCULATION LINKBASE DOCUMENT

EX-101	LABELS LINKBASE DOCUMENT

EX-101	PRESENTATION LINKBASE DOCUMENT

EX-101	DEFINITION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION
October 14, 2011	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 14, 2011	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer