Form 10-Q
period 2011-11-30
VIDEO DISPLAY CORP
filed 2012-01-17
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2011.

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

As of November 30, 2011, the registrant had 7,593,715 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	November 30, 2011	February 28, 2011
	(unaudited)
Assets
Current assets
Cash	$48	$1,399
Restricted cash	—	1,388
Accounts receivable, less allowance for doubtful accounts of $239 and $134	7,625	8,496
Inventories, net	30,140	30,593
Cost and estimated earnings in excess of billings on uncompleted contracts	3,246	2,192
Deferred income taxes	2,324	2,659
Income taxes refundable	319	770
Prepaid expenses and other	806	825
Assets of discontinued operations	—	5,710

Total current assets	44,508	54,032

Property, plant, and equipment
Land	336	336
Buildings	6,561	6,340
Machinery and equipment	17,833	17,583

	24,730	24,259
Accumulated depreciation and amortization	(20,343)	(19,737)

Net property, plant, and equipment	4,387	4,522

Goodwill	1,376	1,376
Intangible assets, net	1,282	1,504
Deferred income taxes	657	823
Other assets	6	5
Assets of discontinued operations	—	1,208

Total assets	$52,216	$63,470

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(in thousands)

	November 30, 2011	February 28, 2011
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,285	$4,387
Accrued liabilities	2,459	3,690
Billings in excess of cost and estimated earnings on uncompleted contracts	—	1,026
Current maturities of notes payable to officer and director	—	396
Current maturities of long-term debt	944	943
Liabilities of discontinued operations	—	3,208

Total current liabilities	6,688	13,650
Lines of credit	11,310	13,336
Long-term debt, less current maturities	5,114	5,822
Notes payable to officers and directors, less current maturities	—	1,374
Other long term liabilities	123	296
Liabilities of discontinued operations	—	188

Total liabilities	23,235	34,666

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 7,593 outstanding at November 30, 2011 and 9,732 issued and 8,409 outstanding at February 28, 2011	7,293	7,293
Additional paid-in capital	146	175
Retained earnings	31,985	28,488
Treasury stock, shares at cost; 2,139 at November 30, 2011 and 1,323 at February 28, 2011	(10,443)	(7,152)

Total shareholders’ equity	28,981	28,804

Total liabilities and shareholders’ equity	$52,216	$63,470

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Income Statements (unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Net sales	$16,036	$13,121	$49,602	$44,528
Cost of goods sold	10,667	9,881	33,689	32,571

Gross profit	5,369	3,240	15,913	11,957

Operating expenses
Selling and delivery	1,413	1,081	3,994	3,184
General and administrative	2,040	1,714	6,370	5,066

	3,453	2,795	10,364	8,250

Operating profit	1,916	445	5,549	3,707

Other income (expense)
Interest expense	(185)	(218)	(624)	(715)
Other, net	67	58	137	229

	(118)	(160)	(487)	(486)

Income from continuing operations before income taxes	1,798	285	5,062	3,221
Income tax expense	540	135	1,565	1,110

Net income from continuing operations	$1,258	$150	$3,497	$2,111
Loss from discontinued operations, net of income tax benefit of $287 and $308	—	(569)	—	(609)

Net income	$1,258	$(419)	$3,497	$1,502

Net income per share:
From continuing operations-basic	$.17	$.02	$.46	$.26

From continuing operations-diluted	$.17	$.02	$.45	$.24

From discontinued operations-basic	$.00	$(.07)	$.00	$(.08)

From discontinued operations-diluted	$.00	$(.07)	$.00	$(.07)

Basic weighted average shares outstanding	7,628	8,365	7,619	8,365

Diluted weighted average shares outstanding	7,683	8,700	7,855	8,693

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

Nine Months Ended November 30, 2011 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 28, 2011	8,409	$7,293	$175	$28,488	$(7,152)
Net income	—	—	—	3,497	—
Receipt of treasury stock	(800)	—	—	—	(3,272)
Repurchase of treasury stock	(57)	—	—	—	(225)
Stock awards	39	—	(31)	—	196
Share based compensation	2	—	2	—	10

Balance, November 30, 2011	7,593	$7,293	$146	$31,985	$(10,443)

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2011	2010
Operating Activities
Net income	$3,497	$1,502
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	609
Depreciation and amortization	831	925
Provision for doubtful accounts	161	160
Provision for inventory reserve	1,203	1,227
Non-cash charge for share based compensation	169	120
Deferred income taxes	501	(163)
Other	15	(114)
Changes in working capital:
Accounts receivable	709	805
Inventories	(749)	1,065
Prepaid expenses and other current assets	—	(112)
Accounts payable and accrued liabilities	(2,506)	(4,095)
Cost, estimated earnings and billings, net, on uncompleted contracts	(2,080)	1,792
Income taxes refundable/payable	451	(253)

Net cash provided by operating activities	2,202	3,468

Investing Activities
Capital expenditures	(474)	(363)
Proceeds from sale of Fox International, Ltd.	51	—
Proceeds on sale of equipment	3	101
Use of letter of credit/CD	1,388	—

Net cash provided by (used in) investing activities	968	(262)

Financing Activities
Proceeds from long-term debt, lines of credit	10,508	12,794
Payments on long-term debt, lines of credit	(13,241)	(13,858)
Proceeds from notes payable to officers and directors	10	350
Repayments of notes payable to officers and directors	(1,581)	(1,324)
Purchase of treasury stock	(225)	—
Re-issue of treasury stock	8	—

Net cash (used in) financing activities	(4,521)	(2,038)

Discontinued Operations
Operating activities	—	479
Investing activities	—	(93)
Financing activities	—	(7)

Net cash provided by discontinued operations	—	379

Net change in cash	(1,351)	1,547
Cash, beginning of year	1,399	465

Cash, end of period	48	2,012
Cash, discontinued operations	—	402

Cash, continuing operations	$48	$1,610

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

November 30, 2011

Note 1. – Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2011, as filed with the Commission. There are no material changes in accounting policy during the nine months ended November 30, 2011.

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

Note 2. – Liquidity

On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. As of May 26, 2011, the Banks amended the Credit Agreement (1st Amendment) to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011. As of July 26, 2011 the Banks again amended the Credit Agreement (2nd Amendment) to include a swingline promissory note of $1.0 million that is included in the revised $15.0 million revolver commitment. Additionally, on September 1, 2011, the Banks amended the Credit Agreement (3rd Amendment) to allow the Company to repurchase a limited amount of the Company’s common stock equal to ten percent of the Company’s net earnings after taxes, subject to meeting certain share repurchase conditions and revise the definition of the fixed charge coverage ratio and total liabilities to tangible net worth to exclude such repurchases.

The outstanding balance of the line of credit at November 30, 2011 was $11.3 million and the balances of the term loans were $2.9 million and $2.8 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by the Company’s Chief Executive Officer through Southeastern Metro Savings, LLC. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

The agreement contains three covenants, as amended: a fixed charge coverage ratio, ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), and total liabilities to tangible net worth. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock, as amended), divestitures and certain other changes in the business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents.

As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community & Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks. The Company is in compliance with the covenants under the new and amended loan agreements as of November 30, 2011.

Video Display Corporation and Subsidiaries

November 30, 2011

Note 3. – Recent Accounting Pronouncements

In September 2011, the FASB issued revised guidance FASB ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) - Testing Goodwill for Impairment” to allow entities to use a qualitative approach to test goodwill for impairment. The amendment permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following (in thousands):

	November 30, 2011	February 28, 2011
Raw materials	$21,192	$20,750
Work-in-process	6,651	6,997
Finished goods	6,293	7,760

	34,136	35,507
Reserves for obsolescence	(3,996)	(4,914)

	$30,140	$30,593

Video Display Corporation and Subsidiaries

November 30, 2011

Note 5. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following:

	November 30, 2011	February 28, 2011
Costs incurred to date on uncompleted contracts	$6,682	$5,598
Estimated earnings recognized to date on these contracts	3,443	2,941

	10,125	8,539
Billings to date	(6,879)	(7,373)

Costs and estimated earnings in excess of billings, net	$3,246	$1,166

Costs and estimated earnings in excess of billings	$3,246	$2,192
Billings in excess of costs and estimated earnings	—	(1,026)

	$3,246	$1,166

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

As of November 30, 2011 and February 28, 2011, there were no production costs that exceeded the aggregate estimated cost of all in-process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of November 30, 2011 and February 28, 2011, there were no progress payments that had been netted against inventory.

Video Display Corporation and Subsidiaries

November 30, 2011

Note 6. – Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was approximately $222 thousand and $258 thousand for the nine months ended November 30, 2011 and 2010, respectively.

The cost and accumulated amortization of intangible assets were as follows (in thousands):

	November 30, 2011		February 28, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer lists	$3,611	$2,671	$3,611	$2,583
Non-compete agreements	1,245	1,245	1,245	1,245
Patents	777	685	777	627
Other intangibles	649	399	649	323

	$6,282	$5,000	$6,282	$4,778

Video Display Corporation and Subsidiaries

November 30, 2011

Note 7. – Long-term Debt

Long-term debt consisted of the following (in thousands):

	November 30, 2011	February 28, 2011
Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of November 30, 2011); monthly principal payments of $58 plus accrued interest, payable through December 2015; collateralized by all assets of the Company. Amended as of September 1, 2011.	$2,858	$3,383
Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of November 30, 2011); monthly principal payments of $17 plus accrued interest, payable through December 2025; collateralized by three properties of the Company and one property owned by the Chief Executive Officer. Amended as of September 1, 2011.	2,817	2,967
Mortgage payable to bank; interest rate at Community Banks Base Rate plus 0.5% (3.75% as of November 30, 2011); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Aydin Display Systems, Inc.	383	415

	6,058	6,765
Less current maturities	(944)	(943)

	$5,114	$5,822

Note 8. – Lines of Credit

On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. As of May 26, 2011, the Banks amended the Credit Agreement (1st Amendment) to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011. As of July 26, 2011 the Banks again amended the Credit Agreement (2nd Amendment) to include a swingline promissory note of $1.0 million that is included in the revised $15.0 million revolver commitment. Additionally, on September 1, 2011, the Banks amended the Credit Agreement (3rd Amendment) to allow the Company to repurchase a limited amount of the Company’s common stock equal to ten percent of the Company’s net earnings after taxes, subject to meeting certain share repurchase conditions and revise the definition of the fixed charge coverage ratio and total liabilities to tangible net worth to exclude such repurchases.

The outstanding balance of the line of credit at November 30, 2011 was $11.3 million and the balances of the term loans were $2.9 million and $2.8 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by the Company’s Chief Executive Officer through Southeastern Metro Savings, LLC. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

Video Display Corporation and Subsidiaries

November 30, 2011

The agreement contains three covenants, as amended: a fixed charge coverage ratio, ratio of senior funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), and total liabilities to tangible net worth. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock, as amended), divestitures and certain other changes in the business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents.

As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community & Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks. The Company is in compliance with the covenants under the new and amended loan agreements as of November 30, 2011.

Note 9. – Segment Information

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

Video Display Corporation and Subsidiaries

November 30, 2011

Note 10. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended November 30,
	2011	2010
Cash paid for:
Interest	$644	$860

Income taxes	$613	$1,133

Non-cash activity:
Receipt of treasury stock in conjunction with the sale of Fox International, Ltd.	$3,272	$—

Reduction of notes payable to officers and directors in conjunction with the sale of Fox International, Ltd.	$199	$—

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

Video Display Corporation and Subsidiaries

November 30, 2011

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended November 30, 2011 and 2010 (in thousands, except per share data):

	Net Income	Weighted Average Common Shares Outstanding	Earnings Per Share
Three months ended November 30, 2011
Basic-continuing operations	$1,258	7,628	$0.17
Effect of dilution:
Options	—	55	—

Diluted	$1,258	7,683	$0.17

Three months ended November 30, 2010
Basic-continuing operations	$150	8,365	$0.02
Basic-discontinued operations	(569)	8,365	(0.07)
Effect of dilution:
Options	—	335	—

Diluted	$(419)	8,700	$(0.05)

Nine months ended November 30, 2011
Basic-continuing operations	$3,497	7,619	$0.46
Effect of dilution:
Options	—	236	(0.01)

Diluted	$3,497	7,855	$0.45

Nine months ended November 30, 2010
Basic-continuing operations	$2,111	8,365	$0.26
Basic-discontinued operations	(609)	8,365	(0.08)
Effect of dilution:
Options	—	328	(0.01)

Diluted	$1,502	8,693	$0.17

Stock-Based Compensation Plans

For the nine-month period ended November 30, 2011 and 2010, the Company recognized general and administrative expenses of $2.0 thousand and $27.9 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of November 30, 2011, total unrecognized compensation costs related to stock options granted was $19.4 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will remain

Video Display Corporation and Subsidiaries

November 30, 2011

outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, which represents the standard deviation of the differences in the weekly stock closing price, adjusted for dividends and stock splits.

Three members of the board of directors were each granted 3,000 stock options during the nine-month period ended November 30, 2011. Three members of the board of directors were each granted 3,000 stock options during the nine-month period ended November 30, 2010.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under the Company’s stock repurchase program, an additional 759,331 shares remain authorized to be repurchased by the Company at November 30, 2011. The Credit Agreement executed by the Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Credit Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock equal to ten percent of the Company’s net earnings after taxes, subject to meeting certain share repurchase conditions. For the nine months ended November 30, 2011, 57,087 shares were repurchased. No treasury shares were repurchased for the nine months ended November 30, 2010.

Note 12. – Income Taxes

The effective tax rate for the nine months ended November 30, 2011 and 2010 was 30.9% and 34.5%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.

Note 13. – Related Party Transactions

In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33.3 thousand plus interest through July 2021. The interest rate on this note was equal to the prime rate plus one percent. The note was secured by a general lien on all assets of the Company, subordinate to the lien held by RBC Bank and Community & Southern Bank. The Company repaid the remaining balance outstanding under this loan agreement on November 28, 2011 with consent from RBC Bank and Community & Southern Bank. The payoff was approximately $1.0 million. Interest paid during the quarter ended November 30, 2011 and 2010 on this note was $25.8 thousand and $51.4 thousand, respectively and interest paid for the nine months ending November 30, 2011 and November 30, 2010 was $86.4 thousand and $167.3 thousand, respectively.

The Company’s CEO provides a portion of the collateral for one of the term loans with the consortium of RBC Bank and Community & Southern Bank. (See Note 8 – Lines of Credit)

On March 1, 2011, the Company sold its Fox International Ltd. subsidiary to FI Acquisitions, a company majority owned by Video Display’s Chief Executive Officer. The Company accounted for this entire business segment as discontinued operations, and accordingly, has reclassified the consolidated financial results for all periods presented to reflect this operating segment as discontinued operations.

Video Display Corporation and Subsidiaries

November 30, 2011

Note 14. – Legal Proceedings

During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain other assets of Clinton Electronics Corp. (“Clinton”), including inventory, fixed assets, for a total purchase price of $2,550,000, pursuant to an Asset Purchase Agreement between the parties (the “APA”). The form of consideration for the assets acquired included: (i) a $1.0 million face value Convertible Note; (ii) an agreement to deliver a stock certificate representing Company Common Shares having $1,125,000 in market value of the Company’s common stock in January of 2008; and (iii) an agreement to deliver a stock certificate representing Company Common Shares having $500,000 in market value of the Company’s common stock in January of 2009. The Company had paid the $1.0 million Note Payable in January 2008. The Company disputed certain representations made by Clinton in the APA including, but not limited to, representations concerning revenue, expenses, and inventory. As a result of this dispute, the Company did not issue the stock certificates scheduled for delivery January of 2008 and January of 2009. As such, the Company had accrued a potential liability of $1,625,000 and this accrued liability was reflected in the Company’s Balance Sheet until the settlement was reached.

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

Note 15. – Discontinued Operations

On March 1, 2011, the Company sold its Fox International Ltd., Inc. subsidiary to FI Acquisitions, a company majority owned by Video Display’s Chief Executive Officer. The Company put its Fox International Ltd. subsidiary up for auction on January 15, 2011, and gave all interested parties a thirty-day due diligence period that was later extended until March 23, 2011, to give any potential bidders more time. FI Acquisitions was the only bidder and paid the net book value, approximately $3.5 million, for Fox International Ltd. in a stock sale, satisfied by the Company’s Chief Executive Officer exchanging 800,000 shares of the Company’s stock valued at approximately $3.3 million, approximately $50 thousand in cash and a reduction in notes payable to officers and directors of approximately $200 thousand. As the sale was at net book value, no gain or loss was recorded by the Company. The Company accounted for this entire business segment as discontinued operations, and, accordingly, has reclassified the consolidated financial results for all periods presented to reflect this operating segment as discontinued operations.

Video Display Corporation and Subsidiaries

November 30, 2011

The Company sold its Fox International Ltd., Inc. subsidiary on March 1, 2011; therefore, there is no discontinued financial information for the nine months ended November 30, 2011. Summarized financial information for discontinued operations for the three months and nine months ended November 30, 2010 is as follows:

	Three Months Ended	Nine Months Ended
	November 30, 2010	November 30,2010
Net sales	$3,801	$14,845
Cost of goods sold	2,128	8,042

Gross profit	1,673	6,803

Operating expenses
Selling and delivery	787	2,506
General and administrative	1,721	5,119

	2,508	7,625

Operating loss from discontinued operations	(835)	(822)
Other income (expense)
Interest expense	(25)	(117)
Other, net	4	22

	(21)	(95)

Loss from discontinued operations before income taxes	(856)	(917)
Income tax benefit	287	308

Loss from discontinued operations	$(569)	(609)

For the three months and nine months ended November 30, 2010, there was no interest allocated from corporate. The subsidiary had its own line of credit and interest expense.

Note 16. – Subsequent Events

On December 1, 2011, the Company purchased a promissory note from HSPB Holdings, Inc. for $250,000. The secured promissory note was between Hetra Secure Solutions Corporation (the “Holder”) and Stingray56, Inc. (the “Maker”). The purchase of the promissory note is considered a violation of a negative covenant under Article VII of the Credit Agreement between the Company and RBC Bank and Community & Southern Bank dated December 23, 2010. The banks issued a waiver for the purchase of the promissory note on January 17, 2012.

Video Display Corporation and Subsidiaries

November 30, 2011

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

Overview

The Company is a worldwide leader in the manufacturing and distribution of a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment - the manufacturing and distribution of displays and display components. The Company is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of FASB ASC Topic 280 “Segment Reporting”:

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

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over approximately 275 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at November 30, 2011 and February 28, 2011, believes its reserves to be adequate.

Video Display Corporation and Subsidiaries

November 30, 2011

Interest rate exposure – The Company had outstanding debt of $17.4 million as of November 30, 2011, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board could have a negative affect on the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Discontinued Operations

On March 1, 2011, the Company sold its Fox International Ltd. subsidiary to FI Acquisitions, a company majority owned by Video Display’s Chief Executive Officer. The Company accounted for this entire business segment as discontinued operations, and, accordingly, has reclassified the consolidated financial results for all periods presented to reflect this segment as discontinued operations. (See Note 15 – Discontinued Operations)

Results of Operations

The following table sets forth, for the three and nine months ended November 30, 2011 and 2010, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Sales
Monitors	92.3%	87.5%	91.6%	87.7%
Data display CRTs	7.4	11.0	7.9	11.3
Entertainment CRTs	0.1	0.8	0.2	0.6
Components parts	0.2	0.7	0.3	0.4

Total Company	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	66.5%	75.3%	67.9%	73.2%
Selling and delivery	8.8	8.2	8.1	7.1
General and administrative	12.7	13.1	12.8	11.4

	88.0%	96.6%	88.8%	91.7%
Income from operations	12.0%	3.4%	11.2%	8.3%
Interest expense	(1.2)%	(1.7)%	(1.3)%	(1.6)%
Other income, net	0.4	0.4	0.3	0.5

Income before income taxes	11.2%	2.1%	10.2%	7.2%
Income tax expense	3.4	1.0	3.2	2.5

Gain/Loss from discontinued operations, net of tax	—	(4.3)	—	(1.4)

Net income	7.8%	(3.2)%	7.0%	3.3%

Video Display Corporation and Subsidiaries

November 30, 2011

Net sales

Consolidated net sales increased $2.9 million for the three months ended November 30, 2011 and increased $5.1 million for the nine months ended November 30, 2011 as compared to the three and nine months ended November 30, 2010. The 11.4% increase in sales for the nine months period was lead by the Monitor division, which increased $6.3 million offsetting an overall decrease in the other divisions of $1.2 million. The Monitor division also increased by $3.3 million in the three months ending November 30, 2011 compared to the same three-month period ending November 30, 2010 offsetting an overall decrease in the other divisions of $0.4 million.

The increase in the Monitor division was lead by the Company’s Z-Axis subsidiary, which increased its sales for the nine-month period ending November 30, 2011, compared to the nine months ending November 30, 2010, from $6.4 million to $12.5 million or 95.8%. The robust sales increase was a result of an increase in its power supply business and its custom manufacturing business. The Company’s Aydin subsidiary increased its sales by 41.5% for the nine-month comparable period ending November 30, 2011, from $14.7 million to $20.8 million. The increase was primarily due to shipments on long-term military contracts. Display Systems was down 22.4% due to lost business on Marquee Projector sales and Lexel Imaging was down 18.6% due primarily to reduced requirements for spare CRTs for their foreign military customers for the nine-month period ending November 30, 2011. Display Systems is replacing the Marque Projectors with new digital projectors and Lexel has received additional orders from their foreign military customers, so that business is expected to increase in the coming quarters. The Data Display division decrease was primarily in flight simulation. This market was up for Data Display’s first quarter ending May 31, 2011, but declined for the nine months ending November 30, 2011. We expect this business to remain steady throughout the remainder of the year. A significant portion of the entertainment division’s sales are to television retailers as replacements for products sold under manufacturer and extended warranties. The Company remains the primary supplier of product to meet manufacturers’ standard warranties. This division is being phased out as it has been negatively impacted by the increasing demand for flat screen televisions. The Company’s Chroma subsidiary was closed July 31, 2011 and the Company’s Novatron facility is expected to be closed prior to the end of fiscal 2012.

Gross margins

Consolidated gross profits increased by 65.7% for the three months ended November 30, 2011 over the three months ended November 30, 2010 and profit margins increased from 24.7% to 33.5%. The consolidated gross profits increased by 33.1% for the nine months ended November 30, 2011 over the nine months ended November 30, 2010 and profit margins increased from 26.9% to 32.1% due to increased sales while controlling fixed costs.

Gross margins within the Monitor division increased by 69.0% for the three-month period ended November 30, 2011 over the comparable three-month period ended November 30, 2010 and increased by 40.9% for the nine-month period ended November 30, 2011 over the comparative nine-month period ended November 30, 2010 due to increased sales volume with costs remaining steady. The Monitor division’s increases are attributable to the beginning of shipments on a number of long-term contracts at the Aydin Displays and Display Systems divisions and new business at the Company’s Z-Axis subsidiary in its power supply and custom manufacturing businesses. The new business generated at Z-Axis is repeat business and is anticipated for the foreseeable future. The Data Display division gross margins increased by 20.5% for the three-month comparable period ended November 30, 2011, but decreased by 37.6% for the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010, due to the impact of the decreased margins at both of the Company’s display facilities caused by a reduction in demand for these products. The gross margins in home entertainment CRTs and the Component Parts were negligible as both divisions sales continue to decline and are not material to the results of the Company.

Video Display Corporation and Subsidiaries

November 30, 2011

Operating expenses

Operating expenses as a percentage of sales increased from 21.3% to 21.5% for the comparable three months ended November 30, 2011 and increased from 18.5% to 20.9% for the nine months ended November 30, 2011. This was primarily due to an increase in salaries and commissions on the increased sales volume, research and development fees, and proposal expenses. The Company was able to control other fixed costs, such as rent and other administrative costs on the increased sales volume. The Company expects to continue to contain these costs while increasing revenues.

Interest expense

Interest expense decreased 15.4% for the three-month comparable period ended November 30, 2011, and decreased 12.8% for the comparable nine-month period ended November 30, 2011 due to decreased average borrowings by the Company. The Company expects to continue to lower interest costs as the outstanding debt decreases, due to increased cash flow from operations and the management of current assets. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.

Income taxes

The effective tax rate for the three months ended November 30, 2011 and 2010 was 30.0% and 47.5%, respectively and for the nine months ended November 30, 2011 and November 30, 2010 was 30.9% and 34.5%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.

Liquidity and Capital Resources

As of November 30, 2011, the Company had total cash of $0.1 million. The Company’s working capital was $37.8 million and $36.5 million at November 30, 2011 and February 28, 2011, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements (largely inventories and accounts receivable), debt service, capital expenditures, product line additions, and use of the swingline.

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

On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. As of May 26, 2011, the Banks amended the Credit Agreement (1st Amendment) to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011. As of July 26, 2011 the Banks again amended the Credit Agreement (2nd Amendment) to include a swingline promissory note of $1.0 million that is included in the revised $15.0 million revolver commitment. Additionally, on September 1, 2011, the Banks amended the Credit Agreement (3rd Amendment) to allow the Company to repurchase a limited amount of the Company’s common stock equal to ten percent of the Company’s net earnings after taxes, subject to meeting certain share repurchase conditions and revise the definition of the fixed charge coverage ratio and total liabilities to tangible net worth to exclude such repurchases.

The outstanding balance of the line of credit at November 30, 2011 was $11.3 million and the balances of the term loans were $2.9 million and $2.8 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by the Company’s Chief Executive Officer through Southeastern Metro Savings, LLC. The building will continue to be in the collateral pool until the note is sufficiently paid down or it is replaced by other collateral.

Video Display Corporation and Subsidiaries

November 30, 2011

The agreement contains three covenants, as amended: a fixed charge coverage ratio, ratio of senior funded debt to EBITDA ratio, and total liabilities to tangible net worth. The agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock, as amended), divestitures and certain other changes in the business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, as defined in the loan documents.

As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community & Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks. The Company is in compliance with the covenants under the new and amended loan agreements as of November 30, 2011.

The Company continues to monitor its cash and financing positions, seeking ways to lower interest costs and produce positive operating cash flow. The Company has implemented changes to its cash management. The Company’s subsidiaries are now banking with RBC Bank, the Company’s bank. Each subsidiary has its own operating account with RBC Bank and each is a zero balance account. All funds are swept daily to the Company’s primary operating account which works with the Company’s swing-line of credit to optimize the use of the Company’s cash. The swing-line of credit credits or debits the operating account daily depending on the availability or need of funds. This maximizes the Company’s cash, paying down debt and keeping cash balances low. Additionally, the Company examines possibilities to grow its business as opportunities present themselves, such as new sales contracts or niche acquisitions. There could be an impact on working capital requirements to fund this growth. As in the past, the intent is to finance such projects with operating cash flows or existing bank lines; however, more permanent sources of capital may be required in certain circumstances.

Cash provided by operations for the nine months ended November 30, 2011 was $2.2 million. Net income from operations provided $3.5 million, and adjustments to reconcile net income to net cash were $2.9 million including depreciation and reserves. Changes in working capital used $4.2 million, primarily due to an increase in inventory of $0.7 million, an increase in costs on uncompleted contracts of $2.1 million, and a decrease in accounts payable and accrued liabilities of $2.5 million offset by a decrease in accounts receivable of $0.7 million and a decrease in refundable taxes of $0.4 million. Cash provided by operations for the nine months ended August 30, 2010 was $3.5 million.

Investing activities provided cash of $1.0 million from a letter of credit of $1.4 million offset by proceeds from the sale of the Company’s Fox International Ltd. subsidiary of $0.1 and the purchase of equipment for $0.4 million during the nine months ended November 30, 2011, compared to cash used of $0.3 million during the nine months ended November 30, 2010 for the purchase of equipment of $0.4 million offset by the sale of equipment of $0.1 million.

Financing activities used cash of $4.5 million for the nine months ended November 30, 2011, due to net repayments against the line of credit and full repayment of debt to the Company’s officer, compared to cash used of $2.0 million for the nine months ended November 30, 2010, reflecting repayments against the line of credit and to the Company’s Chief Executive Officer.

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

Video Display Corporation and Subsidiaries

November 30, 2011

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. Under the Company’s stock repurchase program, an additional 759,331 shares remain authorized to be repurchased by the Company at November 30, 2011. The Credit Agreement executed by the Company on December 23, 2010 includes restrictions on investments that restrict further repurchases of stock under this program. On September 1, 2011, the Credit Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock equal to ten percent of the Company’s net earnings after taxes, subject to meeting certain share repurchase conditions. For the nine months ended November 30, 2011, 57,087 shares were repurchased. No treasury shares were repurchased for the nine months ended November 30, 2010.

On March 1, 2011, the Company sold its Fox International Ltd., Inc. subsidiary to FI Acquisitions, a company majority owned by Video Display’s Chief Executive Officer. The Company put its Fox International Ltd. subsidiary up for auction on January 15, 2011, and gave all interested parties a thirty-day due diligence period that was later extended until March 23, 2011, to give any potential bidders more time. FI Acquisitions was the only bidder and paid the net book value, approximately $3.5 million, for Fox International Ltd. in a stock sale, satisfied by the Company’s Chief Executive Officer exchanging 800,000 shares of the Company’s stock valued at approximately $3.3 million, approximately $50 thousand in cash and a reduction in notes payable to officers and directors of approximately $200 thousand. As the sale was at net book value, no gain or loss was recorded by the Company.

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

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer-buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There were no significant changes in management’s estimates in the third quarter of fiscal 2012 and 2011; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

Revenue Recognition

Revenue is recognized on the sale of products when the products are shipped, all significant contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.

Video Display Corporation and Subsidiaries

November 30, 2011

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

Video Display Corporation and Subsidiaries

November 30, 2011

Recent Accounting Pronouncements

In September 2011, the FASB issued revised guidance FASB ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) - Testing Goodwill for Impairment” to allow entities to use a qualitative approach to test goodwill for impairment. The amendment permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $17.4 million of outstanding debt at November 30, 2011 related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at November 30, 2011. The Company does not trade in derivative financial instruments.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2011. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2011.

Video Display Corporation and Subsidiaries

November 30, 2011

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

November 30, 2011

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Video Display Corporation and Subsidiaries

November 30, 2011

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(c)	Lease dated November 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2009 Annual Report on Form 10-K)

10(d)	Purchase Agreement dated March 1, 2011 by and between the Company and FI Acquisition with respect to the sale of the Company’s Fox International subsidiary. (incorporated by reference to Exhibit 10(d) to the Company’s 2011 Annual Report on Form 10-K)

10(e)	Amendment to Loan and Security Agreement dated May 26, 2011 (incorporated by reference to Exhibit 10(e) to the Company’s 2011 Annual Report on Form 10-K)

10(f)	Amendment to Loan and Security Agreement dated July 26, 2011

10(g)	Amendment to Loan and Security Agreement dated September 1, 2011

10(h)	Loan and Security Agreement and related documents, dated December 23, 2010, among Video Display Corporation and Subsidiaries and RBC Bank and Community and Southern Bank as lenders and RBC Bank as administrative agent (incorporated by reference to Exhibit 10(h) to the Company’s Report on Form 8-K dated December 30, 2010).

10(i)	$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10(j)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

January 17, 2012	By:	/s/ RONALD D. ORDWAY
Ronald D. Ordway
Chief Executive Officer

January 17, 2012	By:	/s/ GREGORY L. OSBORN
Gregory L. Osborn
Chief Financial Officer