Form 10-K
period 2012-02-29
VIDEO DISPLAY CORP
filed 2012-05-29
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒

As of August 31, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the NASDAQ National Market System was $10,218,517.

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2012 was 7,581,521.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

VIDEO DISPLAY CORPORATION

PART I

Item 1. Business.

General

Video Display Corporation (the “Company” or “we”) is a world-class provider and manufacturer of video products, components, and systems for visual display and presentation of electronic information media in all requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems for government, military, aerospace, medical, industrial, and commercial organizations. The Company markets its products worldwide primarily from facilities located in the United States and several sales and service agents located worldwide. Please read the comments under the caption “Forward looking statements and risk factors” in Item 1A Risk Factors of this Annual Report on Form 10-K.

On March 1, 2011, the Company sold its subsidiary Fox International Ltd. to FI Acquisitions LLC. We accounted for this disposition as discontinued operations, and accordingly, we have reclassified the consolidated financial results for all periods presented to reflect them as such. Unless otherwise noted, discussions in this Form 10-K pertain to our continuing operations.

Description of Principal Business

The Company generates revenues from the manufacturing and distribution of displays and display components. The Company operates primarily in two divisions: Monitors and Display CRTs.

Consolidated Net Sales by division for fiscal 2012 are comprised of the following:

Monitors (91.2%)

Data Display CRTs (8.3%)

Entertainment CRTs (0.2%)

Component Parts (0.3%)

A more detailed discussion of sales by category of product is included under the section entitled “Principal Products by Division.”

The Company’s manufacturing and distribution facilities are located in Georgia, Florida, Louisiana, Pennsylvania, New York, and Kentucky, in addition to several sales and service agents located worldwide.

The Company continues to explore opportunities to expand its product offerings in the display industry. The Company anticipates that this expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company’s position in the display industry. Management continually evaluates product trends externally in the industry and internally in the divisions in which the Company operates. Overall trends are discussed herein under “Flat Panel and Other Technology.” During the last three years, the Company expended significant research and development funds (approximately $0.9 million in fiscal 2012) in high-resolution projection displays, active matrix liquid crystal display (“AMLCD”) technologies, and infrared imaging (“IR”) for commercial and military applications.

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

Principal Products by Division

Monitors

The Company’s monitor operations are conducted in Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Aydin); Cape Canaveral, Florida (Display Systems); Lexington, Kentucky (Lexel) and Tucker, Georgia (Aydin Visual Solutions).

This portion of the Company’s operations, which contributed approximately 91% of fiscal 2012 consolidated net sales, involves the design, engineering, and manufacture of complete monochrome, color monitor, and projector display units using new CRTs or flat panel displays. The Company will customize these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.

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

The Company anticipates that AMLCD and plasma display products, due to their lower space and power requirements, will eventually become the display of choice in many display applications. The significance of this continuing trend has had an effect on the Company. In anticipation of long-term trends toward flat panel display usage, the Company has focused its efforts, as well as its acquisition strategy, toward flat panel technologies for niche market applications in the medical, simulation, training and military markets. However, there remains a market for CRTs in many industrial applications and the CRT business remains a large portion (approximately 33%) of the Company’s revenues.

Data Display CRTs

Since its organization in 1975, the Company has been engaged in the distribution and manufacture of CRTs using new and recycled CRT glass bulbs, primarily in the replacement market, for use in data display screens, including computer terminal monitors, medical monitoring equipment and various other data display applications and in television sets.

The Company’s CRT manufacturing operations of new and recycled CRTs are conducted at facilities located in Bossier City, Louisiana (Novatron) and Lexington, Kentucky (Lexel). The Company’s Tucker, Georgia location is the Company’s primary distribution point for data display CRTs purchased from outside sources.

The Company maintains the capability of manufacturing a full range of monochrome CRTs as well as remanufacturing color CRTs from recycled glass. In addition, our Lexel operations manufactures a wide range of radar, infrared, camera and direct-view storage tubes for military and security applications. All CRTs manufactured by the Company are tested for quality in accordance with standards approved by Underwriters Laboratories.

The Company also distributes new CRTs and other electronic tubes purchased from original manufacturers. The Company sells CRTs into the replacement market which sometimes takes five to seven years to develop; these purchased inventories sometimes do not sell as quickly as other inventories. Bulk CRT purchases have declined over the past few years as the Company is managing current inventory levels against the anticipated reduction in future CRT demand due to the growth of flat panel technology.

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

Although Southwest Vacuum markets its products to independent customers, the majority of electron guns produced by the Company are consumed internally among the Company’s own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $168,000 and $223,000 for fiscal 2012 and 2011, respectively.

Patents and Trademarks

The Company is currently in the process of applying for patents on newly developed products and technology and holds patents with respect to certain products and services. The Company also sells products under various trademarks and trade names. Additionally, the Company licenses certain electronic technology to other manufacturing companies, which generated royalty revenues of approximately $109,000 and $224,000 in fiscal 2012 and 2011, respectively. The Company believes that its patents and trademarks are of value and intends to protect its rights when, in its view, these rights are infringed upon. The Company’s key patents expire in 2014. The Company believes that success in its industry primarily will be dependent upon incorporating emerging technology into new product line introductions, frequent product enhancements, and customer support and service.

Seasonal Variations in Business

Historically, there has not been seasonal variability in the Company’s business.

Working Capital Practices

On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. On May 26, 2011, the Banks amended the Credit Agreement (1st Amendment) to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011. On July 26, 2011, the Banks again amended the Credit Agreement (2nd Amendment) to include a swing-line promissory note of $1.0 million that is included in the revised $15.0 million revolver commitment. On September 1, 2011, the Banks amended the Credit Agreement (3rd Amendment) to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes, subject to meeting certain share repurchase conditions and revised the definition of the fixed charge coverage ratio and total liabilities to tangible net worth to exclude such repurchases. On January 17, 2012, the Banks amended the Credit Agreement (4th Amendment) to allow the Company to purchase a promissory note, dated July 23, 2010, held by Hetra Secure Solutions Corporation on StingRay56. Additionally, on March 5, 2012, the Banks amended the Credit Agreement (5th Amendment) to allow the Company to acquire StingRay56, Inc.

The outstanding balance of the line of credit at February 29, 2012 was $11.1 million and the balances of the term loans were $2.7 million and $2.8 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority owner. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

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

The Company is in compliance with the covenants under the new and amended loan agreements as of February 29, 2012. As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community & Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks.

Concentration of Customers

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, industrial and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 42% and 46% of consolidated net sales for fiscal 2012 and 2011, respectively. Sales to foreign customers were 9% and 17% of consolidated net sales for fiscal 2012 and 2011, respectively. The Company has two customers that comprise 12.2% (Lockheed Martin) and 10.9% (Sigma Pumps) of the Company’s net sales in fiscal 2012. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $24.0 million at February 29, 2012 and $30.9 million at February 28, 2011. It is anticipated that more than 85% of the February 29, 2012 backlog will ship during fiscal 2013.

Government Contracts

The Company, primarily through its Aydin, Lexel, and Display Systems subsidiaries, had contracts with the U.S. government (principally the Department of Defense and Department of Defense subcontractors) which generated net sales of approximately $26.9 million and $27.2 million for fiscal 2012 and 2011, respectively. The Company’s costs and earnings in excess of billings on these contracts were approximately $3.2 million at February 29, 2012 and $2.2 million at February 28, 2011. The Company had billings in excess of costs and earnings on these contracts of $0.3 million at February 29, 2012 and $1.0 million at February 28, 2011. These contracts are typically less than twelve months in duration and specify a delivery schedule for units ordered. Most of these government contracts specify a designated number of units to be delivered at a specified price, rather than on a cost plus basis. These contracts are subject to government audit to ensure conformity with design specifications.

Environmental Matters

The Company’s operations are subject to federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on the Company’s consolidated financial condition, results of operations, or cashflow in the past and are not expected to have a material adverse impact in the foreseeable future.

Research and Development

The objectives of the Company’s research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing display systems and electron optic technology. The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative costs. Research and development costs were approximately $0.9 million and $0.7 million in fiscal 2012 and 2011, respectively.

Employees

As of February 29, 2012, the Company employed 324 persons on a full time basis. Of these, 106 were employed in executive, administrative, and clerical positions, 29 were employed in sales and distribution, and 189 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory.

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

The Company utilizes flat panel displays in many of its monitor units. These flat panels are purchased from OEMs. The consolidated net sales generated in fiscal 2012 from products utilizing flat panel technology were $22.9 million as compared to $16.4 million in fiscal 2011. Historically, a significant portion of the Company’s revenues is generated from the replacement CRT market. Although the CRT market remains a quite viable market, the growth in flat panel products is outpacing growth in CRT products. As trends continue to become more defined, and replacement of these products occurs in five to seven years, the Company foresees a bigger impact and utilization of flat panel products in its business. There is competition in the area of flat panel technology and the Company will strive to rely on its ability to adapt and incorporate designs into its future products so that it may compete in a profitable manner. Currently, the flat panel market is made up of many competitors of various sizes, none holding a dominant position in the flat panel marketplace.

The Company now operates in several markets in the areas of custom electronic circuitry. The Company’s Z-Axis subsidiary specializes in custom power supply and circuit board solutions, the Company’s Aydin Display Systems subsidiary specializes in custom flat panel displays for the government and industrial markets and the Company’s VDC Display Systems division specializes in projector design and video solutions. The Company became the North American distributor for the German company Eyevis GmbH, focusing on configurable visual solutions for command and control and other large format visuals in the energy, utility, transportation, industrial and security markets.

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

The Company is a wholesale distributor of original equipment CRTs purchased from other manufacturers and produces its own CRTs at its Lexel manufacturing facility. The Company believes it is the only company that offers complete service in replacement markets with its manufacturing and recycling capabilities. The Company’s ability to compete effectively in this market is dependent upon its continued ability to respond promptly to customer orders and to offer competitive pricing.

Discontinued Operations

On March 1, 2011, the Company sold its Fox International Ltd. subsidiary to FI Acquisitions, a company owned by Video Display’s Chief Executive Officer. We accounted for this disposition as discontinued operations, and, accordingly, we have reclassified the consolidated financial results for all periods presented to reflect them as such. (see Note 15 – Discontinued Operations)

Item 1A. Risk Factors.

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

We currently derive a significant portion of our net sales (42% in fiscal 2012) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less than twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.

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

If the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying value, then it applies the processes prescribed in FASB ASC Topic 350 “Intangible Assets” and FASB ASC Topic 360 “Property, Plant, and Equipment.”

We make certain estimates and projections in connection with our impairment analyses for goodwill and other long-term assets. If these estimates or projections change or prove incorrect, we may be required to record impairment charges. If these impairment charges were significant, our consolidated financial position or results of operations would be adversely affected.

International factors could negatively affect our business.

A significant portion of our consolidated net sales (8% in fiscal 2012) is made to foreign customers. We also receive a significant amount of our raw materials from foreign venders. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

•	Economic downturns;

•	Currency exchange rate and interest rate fluctuations;

•	Changes in governmental policy, including, among others, those relating to taxation;

•	International military, political, diplomatic and terrorist incidents;

•	Government instability;

•	Nationalization of foreign assets;

•	Natural disasters could disturb our supply chains; and

•	Tariffs and governmental trade policies.

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

A breach of any of these covenants could result in default under our debt agreements, which could prompt the lender to declare all amounts outstanding under the debt agreements to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreements accelerates the repayment of borrowings, we cannot assure the shareholders that we will have sufficient assets and funds to repay the borrowings under our debt agreements. See related comments under the caption “Management’s Discussion of Liquidity and Capital Resources” in Part II, Item 7 in this Annual Report of Form 10-K.

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

The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires
Tucker, Georgia	59,000	October 31, 2018
Stone Mountain, Georgia	45,000	May 31, 2018
White Mills, Pennsylvania	110,000	Company Owned
Bossier City, Louisiana	26,000	Company Owned
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Phelps, New York	32,000	Company Owned
Cape Canaveral, Florida	30,000	January 17, 2014
Lexington, Kentucky	80,000	March 31, 2015

(a)	The Birdsboro, Pennsylvania property secures mortgage loans from a bank with a principal balance of $0.4 million as of February 29, 2012. This mortgage loan bears an interest rate of approximately 3.75%. Monthly principal and interest payments of approximately $5,000 are payable through October 2021.

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

The terms of the settlement were not disclosed. There was no effect to the income statement due to the settlement. The previously accrued liability covered the settlement and the write off of disputed inventory from the original agreement. The settlement did not have a material adverse effect on the Company’s business, consolidated financial condition, results of operation or cash flows.

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

The following table shows the range of prices for the Company’s common stock as reported by NASDAQ for each quarterly period beginning on March 1, 2010. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 29, 2012		February 28, 2011
Quarter Ended	High	Low	High	Low
May	$3.98	$3.45	$5.38	$4.39
August	4.32	3.37	4.87	3.87
November	4.77	3.45	4.50	3.79
February	6.32	4.84	4.20	3.70

There were approximately 430 holders of record of the Company’s common stock as of May 15, 2012.

Payment of cash dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate. The Company is restricted by certain loan agreements regarding the payout of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 29, 2012 regarding compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance.

Stock Option Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	59,000	$4.46	755,000

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 29, 2012, the Company purchased 89,281 shares. Under this program, an additional 727,137 shares remain authorized to be repurchased by the Company at February 29, 2012. In addition, the Company acquired an additional 800,000 shares as part of the sale of its Fox International Ltd, Inc. subsidiary on March 1, 2011. As discussed in Note 5, the Loan and Security Agreement executed by Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have reclassified management’s discussion and analysis for all periods presented to reflect the consolidated financial results of our Fox International Ltd. as discontinued operations. See “Results of Operations-Discontinued Operations” later in this Item 7 for more information. Additionally, as Fox International, Ltd. represented our entire wholesale segment, we have also reflected that change by presenting all periods in one reportable segment. Unless otherwise noted, discussions below pertain to our continuing operations.

Overview

The Company is a worldwide leader in the manufacturing and distribution of a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment - the manufacturing and distribution of displays and display components. The Company is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of FASB ASC Topic 280 “Segment Reporting”:

•	Monitors – offers a wide range of CRT, flat panel and projection display systems for use in training and simulation, military, medical, and industrial applications.

•	Data Display CRTs – offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Entertainment CRTs – offers a wide range of CRTs and projection tubes for television and home theater equipment.

•	Component Parts – provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs.

During fiscal 2012, management of the Company focused key resources on strategic efforts to dispose of unprofitable operations and seeking acquisition opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management - The Company continually monitors historical sales trends as well as projected needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averaged 231 days during 2012, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The Company also maintains inventory for warranty repairs and replacements for products out in the field which are no longer in its current products. In the monitor operations of the Company’s business, the market for its products is characterized by rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers or accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. The Company’s management monitors the adequacy of its inventory reserves regularly, and at February 29, 2012, believes its reserves to be adequate.

Interest rate exposure – The Company had outstanding debt of approximately $17 million and $22 million, as of February 29, 2012 and February 28, 2011, respectively, subject to interest rate fluctuations by the Company’s lenders. Variable interest rates on the Company’s loans and the potential for rate hikes could negatively affect the Company’s future earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Operations

The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):

(See Item 1. Business – Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions.)

	2012		2011
	Amount	%	Amount	%
Net Sales

Monitors	$58,596	91.2%	$51,936	88.0%
Data Display CRTs	5,302	8.3	6,498	11.0
Entertainment CRTs	127	0.2	353	0.6
Component Parts	206	0.3	252	0.4

Total Company	64,231	100.0	59,039	100.0

Costs and expenses
Cost of goods sold	$44,286	69.0%	$43,544	73.8%
Selling and delivery	5,485	8.5	4,387	7.4
General and administrative	8,437	13.1	6,689	11.3

	58,208	90.6	54,620	92.5

Income from operations	6,023	9.4	4,419	7.5

Interest expense	(793)	(1.3)	(946)	(1.6)
Other income, net	120	0.2	245	0.4

Income before income taxes	5,350	8.3	3,718	6.3
Provision for income taxes	1,773	2.8	1,317	2.2

Income from continuing operations	3,577	5.5	2,401	4.1
Loss from discontinued operations, net of tax	—	—	(1,314)	(2.2)

Net Income	$3,577	5.5%	$1,087	1.9%

Fiscal 2012 Compared to Fiscal 2011

Net Sales

Consolidated net sales increased $5.2 million or 8.8% to $64.2 million for fiscal 2012, compared to $59.0 million for fiscal 2011.

The Company’s business is more concentrated in the monitor division of the Company where all the new growth is occurring as the market for CRTs declines and moves to newer technologies. The Company is now a video display solutions company, while it still services the existing CRT markets, which overall account for approximately 33% of the Company’s revenues. The Monitor revenues increased $6.7 million due to growth of long-term contracts at Aydin Displays and Z-Axis which experienced tremendous growth in its custom manufacturing and power supply sales due to new business. Overall, Aydin Displays revenues increased 37% over the prior fiscal year to $26.7 million and Z-Axis increased 78% in net revenues to $16.9 million over the prior fiscal year. Display Systems business was down 28% from the prior fiscal year as it finished out a multi-year contract for the U.S. Marine Corps at the start of the fiscal year and due to changes in the projector industry which affected the sales of its CRT projectors. Lexel experienced a 20.7% decline in revenues due to a decline in orders for various types of its CRT business. Lexel is expected to rebound in fiscal 2013 due to foreign sales projections which were down in fiscal 2012. Data Display CRT sales in fiscal 2012 declined due to decreased demand in the CRT market including the division’s largest customer. Sales are expected to improve with the customer as they were working down their inventory levels in fiscal 2012.

Entertainment CRT and Component Parts net sales declined by a combined 45% in fiscal 2012 compared to fiscal 2011. The two divisions represent only 0.5% of the Company’s revenues for fiscal 2012. Due to the continued shift to flat screen televisions, the market for replacement CRTs in the consumer market has diminished. The Company is winding down its business in replacement CRTs for the consumer market and indeed this is a small fraction of the Company’s overall business. Component Parts sales have generally declined in recent years due to weaker demand for electron gun and stem sales. This business will continue to decline as the CRT industry moves to the new technologies. The division primarily supplies the other divisions with parts they need to complete the assembly of their products.

Gross Margins

Consolidated gross margins increased to 31.1% for fiscal 2012 from 26.3% for fiscal 2011. Overall gross margin dollars increased by $4.5 million or 28.7% versus the prior fiscal year.

The only division which experienced an increase in gross margin percentage and dollars was the Monitor division. The product mix of the division changed due to increases in flat panel displays and custom manufacturing. The margins for the Monitor division improved as the divisions’ revenues increased and better efficiencies were achieved within their operations due to better utilization of capacity and equipment upgrades at Z-Axis. The Monitor division gross margin dollars increased $5.7 million or 39.9% over the prior fiscal year. The gross margin percentages also increased from 27.5% in fiscal 2011 to 34.0% in fiscal 2012.

Data Display CRT gross margin dollars decreased by 77.7% for fiscal 2012 compared to fiscal 2011. This decrease in margin dollars was due to a decrease in market demand for CRT products and costs associated with closing the Company’s Clinton Display Systems facility in the fourth quarter of the Company’s fiscal year. Gross margins in Entertainment CRTs decreased in fiscal 2012 from the prior year due to the decrease in sales volume of high margin products at the Company’s Louisiana facility and the Chroma division. The Chroma division was closed in the Company’s second quarter. Gross margins from Component Parts decreased in fiscal 2012 due to low sales volume and the inability to cover fixed costs. The division primarily exists to service and supply parts to other divisions within the Company. Gross margins for these divisions represented less than 1% of the Company’s gross margin dollars.

Operating Expenses

Operating expenses as a percentage of sales increased to 21.7% for fiscal 2012 from 18.7% for fiscal 2011 primarily reflecting increases in salaries, legal fees, research and development and professional services. The higher salaries are attributable to increases in commission due to higher sales volumes and additional sales people including the new division, Aydin Visual Solutions. The increased legal fees and professional services are for services in the sale of the Fox subsidiary, the settlement of the Clinton Displays dispute (see Note 11), certain government contract issues, and acquisition issues. Finally, research and development costs increased as the Company increased its work on new products.

Plant Closure

As of February 29, 2012 the Company closed its Clinton Displays facility in Loves Park, Illinois, a manufacturer of CRTs. The remaining inventory and CRT-related operations were moved to the Company’s Lexel Imaging Systems subsidiary in Lexington, Ky. where they will continue to be manufactured and its Data Displays distribution facility in Tucker, Ga. The operating losses generated by Clinton Displays for the years ended February 29, 2012 and February 28, 2011 were approximately $1,275 thousand and $446 thousand and are included in the Company’s results from operations.

Interest Expense

Interest expense decreased to $0.8 million for fiscal 2012 compared to $0.9 million in fiscal 2011. Overall, interest expense decreased by $0.2 million as the Company reduced debt by nearly $5 million during the current fiscal year. This was achieved by the increased profitability of the Company, better use of its assets and paying off higher interest debt. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.

Income Taxes

The effective tax rate for fiscal 2012 was 33.1% compared to 35.4% for fiscal 2011. The lower effective rate in 2012 was primarily due to research and experimentation credits, the domestic production activities deduction, and various other permanent items.

Discontinued Operations

On March 1, 2011, the Company sold its Fox International Ltd. subsidiary to FI Acquisitions, a company owned by Video Display’s Chief Executive Officer. We accounted for this disposition as discontinued operations, and, accordingly, we have reclassified the consolidated financial results for all periods presented to reflect them as such. The loss from discontinued operations, net of tax, in fiscal 2011 was $1.3 million. (see Note 15 – Discontinued Operations)

Liquidity and Capital Resources

At February 29, 2012 and February 28, 2011, the Company had total cash of $0.1 million and $2.8 million, respectively. Of the $2.8 million on February 28, 2011, $1.4 million was restricted cash. The Company’s working capital was $37.3 and $40.4 million at February 29, 2012 and February 28, 2011, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, borrowings from its CEO and long-term debt.

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

Cash provided by operations was $4.2 million in fiscal 2012 and $5.9 million in fiscal 2011. Of this, $7.7 million was due to the operating activities of the Company due primarily to the net income of $3.6 million, the provision for inventory reserves of $1.7 million, depreciation and amortization of $1.1 million, the change in deferred taxes of $0.9 million and other small changes totaling $0.4 million. During fiscal 2012, net working capital items decreased by $3.6 million. The primary changes were accounts payable decrease of $1.3 million that resulted from the Company becoming more current with its vendors as operations improved, an increase of $1.7 million in unbilled costs on uncompleted contracts and $1.6 million increase in inventories. Changes in prepaid expenses accounted for the other decreases of $0.1 million. These were offset by a decrease in accounts receivable of $1.1 million and an increase in taxes refundable of $0.1 million.

Investing activities used cash of $0.2 million in fiscal 2012 and used $2.2 million of cash in fiscal 2011. The use of the letter of credit purchased in fiscal 2011 provided $1.4 million which was offset by capital expenditures of $0.6 million for used equipment by Z-Axis, Aydin Displays and Lexel Imaging, $0.8 million payment for the settlement of Clinton and $0.2 million for the purchase of a note receivable for StingRay 56. In fiscal 2011, the purchase of a letter of credit for $1.4 million and capital expenditures were $0.9 million offset by $0.1 million on the proceeds from the sale of equipment. Capital expenditures in fiscal 2011 were primarily for expansion at the Company’s Z-axis facility, which used $0.8 million of the total spent in fiscal 2011. The Company does not anticipate significant investments in capital assets for fiscal 2013 beyond normal maintenance requirements.

Financing activities used cash of $5.2 million in fiscal 2012 primarily for paying down debt. During fiscal 2011, the Company used $2.7 million of cash primarily to pay down debt.

On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. On May 26, 2011, the Banks amended the Credit Agreement (1st Amendment) to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011. On July 26, 2011, the Banks again amended the Credit Agreement (2nd Amendment) to include a swing-line promissory note of $1.0 million that is included in the revised $15.0 million revolver commitment. On September 1, 2011, the Banks amended the Credit Agreement (3rd Amendment) to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes, subject to meeting certain share repurchase conditions and revised the definition of the fixed charge coverage ratio and total liabilities to tangible net worth to exclude such repurchases. On January 17, 2012, the Banks amended the Credit Agreement (4th Amendment) to allow the Company to purchase a promissory note, dated July 23, 2010, held by Hetra Secure Solutions Corporation on StingRay56. Additionally, on March 5, 2012, the Banks amended the Credit Agreement (5th Amendment) to allow the Company to acquire StingRay56, Inc.

The outstanding balance of the line of credit at February 29, 2012 was $11.1 million and the balances of the term loans were $2.7 million and $2.8 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority owner. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

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

The Company is in compliance with the covenants under the new and amended loan agreements as of February 29, 2012. As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the RBC and Community & Southern Bank credit line agreements. The Company subsequently received a waiver of these covenant violations from RBC Bank and Community & Southern Bank through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks.

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 29, 2012, the Company repurchased 89,281 shares at an average price of $4.46 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 727,137 shares remain authorized to be repurchased by the Company at February 29, 2012. In addition, the Company acquired an additional 800,000 shares as part of the sale of its Fox International Ltd, Inc. subsidiary on March 1, 2012. As discussed in Note 5, the Loan and Security Agreement executed by Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

Transactions with Related Parties, Contractual Obligations, and Commitments

In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006, the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note was equal to the prime rate plus one percent. Interest payments of $86.4 thousand and $206.5 thousand were paid on this note in fiscal 2012 and fiscal 2011, respectively. The note was secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Bank and Community & Southern Bank. The Company repaid the remaining balance outstanding under this loan agreement on November 28, 2011 with consent from RBC Bank and Community & Southern Bank. The payoff was approximately $1.0 million.

The Company’s CEO provides a portion of the collateral for one of the term loans with the consortium of RBC Bank and Community & Southern Bank. (see Note 5)

On March 1, 2011, the Company sold its Fox International Ltd. subsidiary to FI Acquisitions, a company owned by Video Display’s Chief Executive Officer. We accounted for this disposition as discontinued operations, and, accordingly, we have reclassified the consolidated financial results for all periods presented to reflect them as such.

Contractual Obligations

Future maturities of long-term debt, future contractual obligations due under operating leases, and other obligations at February 29, 2012 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$16,880	$945	$13,786	$506	$1,643
Interest obligations on long-term debt (a)	1,809	657	750	152	250
Operating lease obligations	4,123	1,060	2,269	635	159
Purchase obligations	8,278	8,278	—	—	—
Warranty reserve obligations	151	151	—	—	—

Total	$31,241	$11,091	$16,805	$1,293	$2,052

(a)	This line item was calculated by utilizing the effective rate on outstanding debt as of February 29, 2012.

Off-Balance Sheet Arrangements

Effective March 1, 2011, the Company has an arrangement with RBC Bank and Community & Southern Bank allowing a building owned by the Chief Executive Officer to be used as part of the collateral on a $3.0 term loan with a consortium between RBC Bank and Community & Southern Bank.

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

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management attempts to determine by historical usage analysis and numerous other market factors, the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer-buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEMs, new products being marketed and technological advances relative to the product capabilities of the Company’s existing inventories. There have been no significant changes in management’s estimates in fiscal 2012 and 2011; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

The reserve for inventory obsolescence was approximately $3.3 million and $4.9 million at February 29, 2012 and February 28, 2011, respectively. During fiscal 2012 and 2011, the Company disposed of $4.6 million and $1.8 million of inventory, respectively. The increase in disposals during 2012 was due to several factors. $1.7 million of inventory was disposed of at the Company’s Clinton Displays facility; $0.8 million was disposed of after the settlement agreement was reached with Clinton Electronics Corporation (see Note 11) and the remainder when the Company closed the plant in February 2012. Data Display disposed of $1.7 million with the majority of the disposals being attributed to inventory it acquired from the Company’s former subsidiary, Fox International, Ltd, Inc. before its sale to FI Acquisition, LLC on March 1, 2012 (see Note 15). The Company’s Aydin Displays and VDCDS divisions each disposed of $0.6 million. Other divisions disposed of $0.2 million of inventory. Of the $4.6 million of inventory disposed of during the year, $3.3 million was previously included in the inventory reserve and $0.8 million was previously accrued in conjunction with the Clinton settlement. Analysis of the inventory determined there was no longer a need for some of the inventory and it was better to dispose of it for tax purposes and free up valuable space.

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

Discontinued Operations

On March 1, 2011, the Company sold its Fox International Ltd. subsidiary to FI Acquisitions, a company majority owned by the Company’s Chief Executive Officer. The Company put its Fox International Ltd. subsidiary up for auction on January 15, 2011 and gave all interested parties a thirty-day due diligence period, which was later extended until March 23, 2011, to give any potential bidders more time. FI Acquisitions was the only bidder and paid the net book value, approximately $3.5 million, for Fox International Ltd. in a stock sale, satisfied by the Company’s Chief Executive Officer exchanging 800,000 of his personally-owned shares of the Company’s stock valued at approximately $3.3 million and approximately $250,000 in cash.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized and evaluated annually for impairment. If the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying value, then it applies the processes prescribed in FASB ASC Topic 350 “Intangible Assets” and FASB ASC Topic 360 “Property, Plant, and Equipment. We make certain estimates and projections in connection with impairment analyses for goodwill and other long-term assets. If these estimates or projections change or prove incorrect, we may be required to record impairment charges. If these impairment charges were significant, our consolidated financial position or results of operations would be adversely affected. Management has assessed the Company’s intangible assets and has not recognized any impairment of assets for the twelve months ended February 29, 2012

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions under the provisions of ASC Topic 740, Accounting For Uncertainty In Income Taxes-An Interpretation of ASC Topic 740 (“ASC Topic 740”). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At February 29, 2012, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

In September 2011, the FASB issued revised guidance FASB ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) - Testing Goodwill for Impairment” to allow entities to use a qualitative approach to test goodwill for impairment. The amendment permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted and the Company has chosen early adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Impact of Inflation

Inflation has not had a material effect on the Company’s results of operations to date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $17 million of outstanding debt at February 29, 2012 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $170,000 in pre-tax income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at February 29, 2012. The Company does not trade in derivative financial instruments.

Item 8. Financial Statements and Supplementary Data.

Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Video Display Corporation

We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the “Company”) as of February 29, 2012 and February 28, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended February 29, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Display Corporation and subsidiaries as of February 29, 2012 and February 28, 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC
Atlanta, Georgia
May 29, 2012

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 29, 2012	February 28, 2011
Assets
Current Assets
Cash	$148	$1,399
Restricted cash	—	1,388
Accounts receivable, less allowance for bad debts of $176 and $134, respectively	7,193	8,496
Inventories, net	29,736	30,593
Cost and estimated earnings in excess of billings on uncompleted contracts	3,236	2,192
Deferred income taxes	1,936	2,659
Income taxes refundable	680	770
Prepaid expenses and other current assets	842	825
Assets of discontinued operations	—	5,710

Total current assets	43,771	54,032

Property, plant and equipment:
Land	336	336
Buildings	6,659	6,340
Machinery and equipment	17,884	17,583

	24,879	24,259
Accumulated depreciation	(20,463)	(19,737)

Net property, plant and equipment	4,416	4,522

Note receivable	250	—
Goodwill	1,291	1,376
Intangible assets, net	1,221	1,504
Deferred income taxes	648	823
Other assets	6	5
Assets of discontinued operations	—	1,208

Total assets	$51,603	$63,470

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 29, 2012	February 28, 2011
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,237	$4,387
Accrued liabilities	1,945	3,690
Billings in excess of cost and estimated earnings on uncompleted contracts	342	1,026
Current maturities of notes payable to officers and directors	—	396
Current maturities of long-term debt	945	943
Liabilities of discontinued operations	—	3,208

Total current liabilities	6,469	13,650

Lines of credit	11,057	13,336
Long-term debt, less current maturities	4,878	5,822
Notes payable to officers and directors, less current maturities	—	1,374
Other long-term liabilities	246	296
Liabilities of discontinued operations	—	188

Total liabilities	22,650	34,666

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 7,581 outstanding at February 29, 2012, and 9,732 issued and 8,409 outstanding at February 28, 2011	7,293	7,293
Additional paid-in capital	114	175
Retained earnings	32,065	28,488
Treasury stock, 2,151 shares at February 29, 2012 and 1,323 shares at February 28, 2011 at cost	(10,519)	(7,152)

Total shareholders’ equity	28,953	28,804

Total liabilities and shareholders’ equity	$51,603	$63,470

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	February 29, 2012	February 28, 2011
Net sales	$64,231	$59,039
Cost of goods sold	44,286	43,544

Gross profit	19,945	15,495

Operating expenses
Selling and delivery	5,485	4,387
General and administrative	8,437	6,689

	13,922	11,076

Operating income	6,023	4,419

Other income (expense)
Interest expense	(793)	(946)
Other, net	120	245

Total other income (expense)	(673)	(701)

Income from continuing operations before income taxes	5,350	3,718
Provision for income taxes	1,773	1,317

Net income from continuing operations	$3,577	$2,401

Loss from discontinued operations, net of income tax benefit of $0 and $665, respectively	—	(1,314)

Net income	$3,577	$1,087

Net income (loss) per share:

From continuing operations– basic	$0.47	$0.29

From continuing operations – diluted	$0.46	$0.28

From discontinued operations – basic	$—	$(0.16)

From discontinued operations – diluted	$—	$(0.15)

Average shares outstanding – basic	7,612	8,370

Average shares outstanding – diluted	7,802	8,700

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 28, 2010	8,365	7,293	193	27,401	(7,390)

Net income	—	—	—	1,087	—
Stock awards	44	—	(55)	—	238
Share based compensation	—	—	37	—	—

Balance, February 28, 2011	8,409	7,293	175	28,488	(7,152)

Net income	—	—	—	3,577	—
Options exercised	20		(54)		98
Stock awards	39	—	(30)	—	195
Repurchase of treasury stock	(889)				(3,670)
Share based compensation	2	—	23	—	10

Balance, February 29, 2012	7,581	$7,293	$114	$32,065	$(10,519)

*	Common Shares are shown net of Treasury Shares

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	February 29, 2012	February 28, 2011
Operating Activities
Net income	$3,577	$1,087
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	1,314
Depreciation and amortization	1,091	1,213
Provision for doubtful accounts	232	233
Provision for inventory reserve	1,678	1,774
Non-cash charge for share based compensation	243	220
Deferred income taxes	898	49
Net unrealized loss on equity securities	31	20
Gain on disposal of equipment	(5)	(14)
Changes in working capital items:
Accounts receivable	1,071	346
Inventories	(1,646)	1,350
Cost, estimated earnings and billings, net on uncompleted contracts	(1,727)	2,042
Prepaid expenses and other assets	(50)	(352)
Decrease (increase) in income taxes refundable	89	(607)
Accounts payable and accrued liabilities	(1,320)	(2,751)

Net cash provided by operating activities	4,162	5,924

Investing Activities
Notes receivable for StingRay 56 purchase	(250)	—
Capital expenditures	(617)	(957)
Proceeds on sale of equipment	5	102
Proceeds from sale of Fox International, Ltd.	51	—
Redemption (purchase) of letter of credit/CD	1,388	(1,388)
Payment for settlement of Clinton	(800)	—

Net cash provided by(used in) investing activities	223	(2,243)

Financing Activities
Proceeds from long-term debt, lines of credit and financing lease obligations	18,684	29,546
Repayments of long-term debt, lines of credit and financing lease obligations	(21,905)	(31,195)
Proceeds from notes payable from officers and directors	10	350
Repayments of notes payable to officers and directors	(1,581)	(1,423)
Purchases and re-issues of treasury stock	(398)	—

Net cash used in financing activities	(5,190)	(2,722)

Discontinued Operations
Operating activities	—	170
Investing activities	—	(339)
Financing activities	—	138

Net cash used in discontinued operations	—	(31)

Net change in cash	(1,251)	928

Cash, beginning of year	1,399	465

Cash, continuing operations	148	1,393
Cash, discontinued operations	—	6

Cash, end of year	$148	$1,399

The accompanying notes are an integral part of these consolidated statements.

See Note 13 for supplemental cash flow information.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Fiscal Year

All references herein to “2012” and “2011” mean the fiscal years ended February 29, 2012 and February 28, 2011, respectively. Unless otherwise noted, these policies and disclosures pertain to our continuing operations.

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

Basis of Accounting

“The FASB Accounting Standards Codification” (FASB ASC) establishes the source of authoritative accounting standards generally accepted in the United States of America (GAAP) recognized by the Financial Accounting Standards Board (FASB) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB amends the FASB ASC through Accounting Standards Updates (ASUs). We refer to ASCs and ASUs throughout these consolidated financial statements.

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

In accordance with FASB ASC Topic 605-45 “Revenue Recognition: Principal Agent Considerations”, shipping, and handling fees billed to customers are classified in net sales in the consolidated statements of income. Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of income. Shipping costs of $0.4 million and $0.3 million were included in the fiscal years ended 2012 and 2011, respectively.

A portion of the Company’s revenue is derived from contracts to manufacture video displays to a buyer’s specification. These contracts are accounted for under the provisions of FASB ASC Topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts”. The Company utilizes the percentage of completion method as contemplated by this ASC to recognize revenue on all contracts to design, develop, manufacture, or modify complex electronic equipment to a buyer’s specification. Percentage of completion is measured using the ratio of costs incurred to estimated total costs at completion. Any losses identified on contracts are recognized immediately.

Research and Development

The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative expenses. Research and development costs were approximately $0.9 million and $0.7 million in the fiscal years ended 2012 and 2011, respectively.

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

The following is a rollforward of the Allowance for Doubtful Accounts (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 29, 2012	$134	$232	$190	$176
February 28, 2011	117	233	216	134

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

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for its products in this estimate of net realizable value. Management is able to forecast the usage of its products from buying trends of its customers and the open sales orders from customers. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the Original Equipment Manufacturers (OEMs), new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There have been no significant changes in management’s estimates in fiscal 2012 and 2011; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. Depreciation expense totaled approximately $0.8 million and $0.9 million for the fiscal years ended 2012 and 2011, respectively. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred.

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

Goodwill and Other Intangibles

Goodwill and non-amortizable intangible assets are assessed yearly for qualitative factors to determine if an impairment event is likely to have occurred unless events or circumstances exist that would require an assessment in the interim. Using the revised guidance in FASB ASU 2011-08, the Company uses a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is more likely, the Company, in order to estimate the fair value of goodwill and non-amortizable intangible assets estimates future revenue, considers market factors, and estimates our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the assets carried on our balance sheet to their estimated fair value. Assumptions, judgments, and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors, such as industry and economic trends, and internal factors, such as changes in our business strategy or our forecast. Although we believe the assumptions, judgments and estimates we have made are reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported consolidated financial results. As a result of such testing in February 2012 and 2011, the Company determined there was no impairment of goodwill.

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

Stock-Based Compensation Plans

The Company accounts for employee share-based compensation under the fair value method and uses an option pricing model for estimating the fair value of stock options at the date of grant as required by FASB ASC Topic 718-10-30, “Compensation – Stock Compensation: Initial Measurement”. For the fiscal years ended February 29, 2012 and February 28, 2011, the Company recognized general and administrative expense of $23,494 and $36,672 related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of February 29, 2012, total unrecognized compensation costs related to stock options and shares of restricted stock granted was $16,557. The unrecognized share based compensation cost is expected to be recognized ratably over a period of approximately one year.

On September 3, 2010 the Company awarded employees restricted stock in recognition of their willingness to forego a portion of their salary during the past year. The restricted stock vests 25% at the end of each quarter and was fully vested at the end of one year. The Company recognized $164,979 of general and administrative expenses related to the awards for year ending February 29, 2012 and $183,205 for the year ending February 28, 2011. No similar grants were awarded in fiscal 2012.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 29, 2012, the Company repurchased 89,281 shares at an average price of $4.46 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 727,137 shares remain authorized to be repurchased by the Company at February 29, 2012. In addition, the Company acquired an additional 800,000 shares as part of the sale of its Fox International Ltd, Inc. subsidiary on March 1, 2012. As discussed in Note 5, the Loan and Security Agreement executed by Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

Taxes on Income

The Company accounts for income taxes under the asset and liability method prescribed in FASB ASC Topic 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that no valuation allowance is needed. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

The Company accounts for uncertain tax positions under the guidance in FASB ASC Topic 740-10-25-6, “Income Tax: Basic Recognition Threshold”, which prescribes the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements. This guidance requires that a position taken or expected to be taken in a tax return be recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of February 29, 2012, and February 28, 2011, the Company did not have any material unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued upon the adoption of FASB ASC Topic 740-10-25 and, as of February 29, 2012, and February 28, 2011 the Company did not have any interest and penalties accrued related to unrecognized tax benefits.

The Company’s tax years ended February 28, 2011, 2010, and 2009 remain open to examination by the Internal Revenue Service (IRS).

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for 2012 and 2011, (in thousands, except for per share data):

	Net Income (loss)	Average Shares Outstanding	Net Income Per Share
2012
Basic – continuing operations	$3,577	7,612	$0.47
Basic – discontinued operations	—	—	—
Effect of dilution:
Options	—	190	(.01)

Diluted earnings per share	$3,577	7,802	$0.46

2011
Basic – continuing operations	$2,401	8,370	$0.29
Basic – discontinued operations	$(1,314)	8,370	$(0.16)
Effect of dilution:
Options	—	330	—

Diluted earnings per share	$1,087	8,700	$0.13

Stock options, debentures, and other liabilities convertible into 11,000 and 50,000 shares respectively of the Company’s common stock were anti-dilutive and, therefore, were excluded from the fiscal 2012 and 2011 diluted earnings per share calculation.

Segment Reporting

The Company applies FASB ASC Topic 280, “Segment Reporting” to report information about operating segments in its annual and interim financial reports. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the chief operating decision maker in order to make decisions about allocating resources, and for which discrete financial information is available. In prior years, the Company had two reportable segments: Display and Wholesale. Those segments were identified and aggregated based on the types of products and markets they served. On March 1, 2011, Fox International Ltd. was sold, which represented the Company’s wholesale segment. The remaining continuing operations are deemed to meet the criteria for aggregation under the applicable authoritative guidance and, as such, these operations are reported as one segment within the Consolidated Financial Statements.

Sales to foreign customers were 9% and 17% of consolidated net sales for fiscal 2012 and 2011, respectively.

Discontinued Operations

As noted above, the Company sold its wholesale business on March 1, 2011. The assets, liabilities, operating losses and cash flows from this business are reflected as discontinued operations in the consolidated financial statements for all periods presented.

Recent Accounting Pronouncements

In September 2011, the FASB issued revised guidance FASB ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) - Testing Goodwill for Impairment” to allow entities to use a qualitative approach to test goodwill for impairment. The amendment permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted and the Company has chosen early adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 2. Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following (in thousands):

	February 29, 2012	February 28, 2011
Costs incurred to date on uncompleted contracts	$7,499	$5,598
Estimated earnings recognized to date on these contracts	4,373	2,941

	11,872	8,539
Billings to date	(8,978)	(7,373)

Costs and estimated earnings in excess of billings, net	$2,894	$1,166

Costs and estimated earnings in excess of billings	$3,236	$2,192
Billings in excess of costs and estimated earnings	(342)	(1,026)

	$2,894	$1,166

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

Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The effect of changes in the estimated profitability of contracts for fiscal 2012 was to increase net earnings by approximately $0.6 million pre-tax and $0.4 million after tax above the amounts that would have been reported had the preceding year contract profitability estimates been used. The effect of changes in the estimated profitability of contracts for fiscal 2011 was to decrease net earnings by approximately $0.3 million pre-tax and $0.2 million after tax below the amounts that would have been reported had the preceding year contract profitability estimates been used.

As of February 29, 2012 and February 28, 2011, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 29, 2012 and February 28, 2011, there were no progress payments that had been netted against inventory.

Note 3. Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents/designs, customer lists, non-compete agreements and miscellaneous other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from five to 15 years. Amortization expense related to intangible assets was $283 thousand and $339 thousand for fiscal 2012 and 2011, respectively. As of February 29, 2012 and February 28, 2011, the cost and accumulated amortization of intangible assets was as follows (in thousands):

	February 28, 2012		February 28, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer lists	$3,611	$2,701	$3,611	$2,583
Non-compete agreements	1,245	1,245	1,245	1,245
Patents/designs	777	692	777	627
Other intangibles	649	423	649	323

	$6,282	$5,061	$6,282	$4,778

Expected amortization expense for the next five years and thereafter is as follows (in thousands):

Year	Amortization Expense
2013	$238
2014	$238
2015	$163
2016	$130
2017	$120
Thereafter	$332

Note 4. Inventories

Inventories consisted of the following (in thousands):

	February 29, 2012	February 28, 2011
Raw materials	$19,106	$20,750
Work-in-process	6,853	6,997
Finished goods	7,027	7,760

	32,986	35,507
Reserves for obsolescence	(3,250)	(4,914)

	$29,736	$30,593

During fiscal 2012, the Company disposed of inventories of $4.6 million of which $4.1 million was previously allowed for through inclusion in the inventory reserve and accrued in conjunction with the Clinton settlement. During fiscal 2011, the Company disposed of inventories of $1.3 million of which $1.3 million was previously reserved.

The following is a rollforward of the Inventory Reserves (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 29, 2012	$4,914	$1,678	$3,342	$3,250
February 28, 2011	4,428	1,774	1,288	4,914

Note 5. Lines of Credit and Long-Term Debt

On December 23, 2010, the Company and its subsidiaries executed a new Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide new financing to the Company to replace the existing credit agreement with RBC Bank that terminated in conjunction with this Agreement. The new

Agreement provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. On May 26, 2011, the Banks amended the Credit Agreement (1st Amendment) to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011. On July 26, 2011 the Banks again amended the Credit Agreement (2nd Amendment) to include a swing-line promissory note of $1.0 million that is included in the revised $15.0 million revolver commitment. On September 1, 2011, the Banks amended the Credit Agreement (3rd Amendment) to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes, subject to meeting certain share repurchase conditions and revised the definition of the fixed charge coverage ratio and total liabilities to tangible net worth to exclude such repurchases. On January 17, 2012, the Banks amended the Credit Agreement (4th Amendment) to allow the Company to purchase a promissory note, dated July 23, 2010, held by Hetra Secure Solutions Corporation on StingRay56. Additionally, on March 5, 2012, the Banks amended the Credit Agreement (5th Amendment) to allow the Company to acquire StingRay56, Inc.

The outstanding balance of the line of credit at February 29, 2012 was $11.1 million and the balances of the term loans were $2.7 million and $2.8 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority owner. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

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

The Company is in compliance with the covenants under the new and amended loan agreements as of February 29, 2012. As of February 28, 2011, the Company was not in compliance with the consolidated fixed charge coverage ratio or the senior funded debt to EBITDA ratio as defined by the Banks’ credit line agreements. The Company subsequently received a waiver of these covenant violations from the Banks through the July 15, 2011 reporting of the next measurement of these covenants as of the Company’s first quarter end. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks.

Long-term debt consisted of the following (in thousands):

	February 29, 2012	February 28, 2011
Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of February 29, 2012; therefore, minimum 4% rate applied.) Monthly principal payments of $58 plus accrued interest, payable through December 2015; collateralized by all assets of the Company.	2,683	3,383

Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of February 29, 2012; therefore, minimum 4% rate applied.) Monthly principal payments of $17 plus accrued interest, payable through December 2025; collateralized by four properties of the Company.	2,767	2,967

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 0.5% (3.75% as of February 29, 2012); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	373	415

	5,823	6,765

Less current maturities	(945)	(943)

	$4,878	$5,822

Future maturities of long-term debt are as follows (in thousands):

Year	Amount
2013	$945
2014	12,004
2015	948
2016	834
2017	252
Thereafter	1,897

$16,880

Note 6. Notes Payable to Officers and Directors

In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33,333 plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note was secured by a general lien on all assets of the Company, subordinate to the lien held by the Banks. The Company repaid the remaining balance outstanding under this loan agreement on November 28, 2011 with consent from the Banks. The payoff was approximately $1.0 million. Interest payments of $86.4 thousand and $206.5 thousand were paid on this note in fiscal 2012 and fiscal 2011, respectively.

Note 7. Accrued Expenses and Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2012 and 2011. The Company provides no other guarantees.

	2012	2011
Balance at beginning of year	$216	$451
Provision for current year sales	190	444
Warranty costs incurred	(255)	(679)

Balance at end of year	$151	$216

Accrued liabilities consisted of the following (in thousands):

	February 29, 2012	February 28, 2011
Accrued compensation and benefits	$1,052	$981
Accrued liability to issue stock	—	1,625
Accrued warranty	151	216
Accrued customer advances	78	207
Accrued other	664	661

	$1,945	$3,690

Note 8. Stock Options

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

Information regarding the stock option plans is as follows:

	Number of Shares (in thousands)	Average Exercise Price Per Share
Outstanding at February 28, 2010	93	$5.21
Granted	9	4.19
Forfeited or expired	(6)	7.91

Outstanding at February 28, 2011	96	$5.05
Granted	9	3.65
Forfeited or expired	(46)	3.42

Outstanding at February 29, 2012	59	$4.46

Options exercisable
February 28, 2011	32	$3.50
February 29, 2012	33	4.98

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 29, 2012 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 29, 2012 (in thousands)	Weighted Average Exercise Price
$3.20 -3.27	13	3.3	$3.23	13	$3.23
3.59 - 3.65	18	6.0	3.62	—	—
4.19 - 4.20	17	5.9	4.19	9	4.19
7.65 - 7.71	11	4.9	7.68	11	7.68

	59	5.2	$4.46	33	$4.98

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

On September 3, 2010, the Company awarded employees restricted stock in recognition of their willingness to forego a portion of their salary during the past year. The restricted stock vests 25% at the end of each quarter and will be fully vested at the end of one year. The Company recognized $164,979 of general and administrative expenses related to the awards for year ending February 29, 2012 and $183,205 for the year ending February 28, 2011.

Note 9. Taxes on Income

Provision for income taxes in the consolidated statements of income consisted of the following components (in thousands):

	Fiscal Year Ended
	February 29, 2012	February 28, 2011
Current:
Federal	$484	$1,021
State	391	135

	875	1,156

Deferred:
Federal	781	140
State	117	21

	898	161

Total	$1,773	$1,317

Income before provision for taxes consisted of the following (in thousands):

	Fiscal Year Ended
	February 29, 2012	February 28, 2011
U.S. operations	$5,350	$3,718
Foreign operations	—	—

	$5,350	$3,718

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to income before income taxes as follows (in thousands):

	Fiscal Year Ended
	February 29, 2012	February 28, 2011
Statutory U.S. federal income tax rate	$1,819	$1,264
State income taxes, net of federal benefit	212	147
Research and experimentation credits	(128)	(141)
Deferred tax rate change	—	144
Non-deductible expenses	14	26
Domestic production activities deduction	(145)	(102)
Other	1	(21)

Taxes at effective income tax rate	$1,773	$1,317

The effective tax rate for fiscal 2012 was 33.1% compared to 35.4% for fiscal 2011. The lower effective rate in 2012 than the effective rate in 2011 was primarily due to research and experimentation credits, the domestic production activities deduction and various other permanent items.

Deferred income taxes as of February 29, 2012 and February 28, 2011 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carry forwards.

The sources of the temporary differences and carry forwards, and their effect on the net deferred tax asset consisted of the following (in thousands):

	Fiscal Year Ended
	February 29, 2012	February 28, 2011
Deferred tax assets:
Uniform capitalization costs	$410	$427
Inventory reserves	1,203	1,889
Accrued liabilities	465	503
Allowance for doubtful accounts	65	71
Amortization of intangibles	624	651

	2,767	3,541

State net operating loss carry-forward	106	1
Foreign tax credit carry-forward	99	99

Deferred tax liabilities:
Basis difference of property, plant and equipment	(329)	(110)
Other	(59)	(49)

Net deferred tax assets	$2,584	$3,482

Current asset	$1,936	$2,659
Non-current asset	648	823

	$2,584	$3,482

Undistributed earnings of the Company’s foreign subsidiary have been considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign country. The Company closed the foreign subsidiary and has determined the tax liability to be immaterial.

Note 10. Benefit Plan

The Company maintains defined contribution plans that are available to all U.S. employees. The Company did not make a contribution in fiscal years ended 2012 and 2011, respectively, for 401(k) matching contributions.

Note 11. Commitments and Contingencies

Operating Leases

The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases, expiring at various dates through 2018. These leases provide that the Company pay taxes, insurance, and other expenses on the leased property and equipment. Rent expense for all leases was approximately $1.3 million in 2012 and 2011.

Future minimum rental payments due under these leases are as follows (in thousands):

Fiscal Year	Amount
2013	$1,060
2014	1,046
2015	856
2016	367
2017	321
Thereafter	473

$4,123

Related Party Leases

Included above are leases for manufacturing and warehouse facilities leased from the Company’s Chief Executive Officer under operating leases expiring at various dates through 2018. Rent expense under these leases totaled approximately $314 thousand in fiscal 2012 and 2011.

Future minimum rental payments due under these leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2013	$314
2014	314
2015	314
2016	314
2017	314
Thereafter	474

$2,044

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

The terms of the settlement were not disclosed. There was no effect to the income statement due to the settlement. The previously accrued liability covered the settlement and the write off of disputed inventory from the original agreement. The settlement did not have a material adverse effect on the Company’s business, consolidated financial condition, results of operation or cash flows.

Note 12. Concentrations of Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit.

The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 42% and 46% of consolidated net sales in fiscal 2012 and 2011, respectively. Sales to foreign customers were 8% and 17% of consolidated net sales in fiscal 2012 and 2011, respectively. The Company had two customers who comprised more than 10% of the Company’s sales in FY 2012, Lockheed Martin (11.7%) and Sigma Pumps (10.9%). Both accounts are in good standing with the Company.

The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 13. Supplemental Cash Flow Information

	Fiscal Year Ended (in thousands)
	February 29, 2012	February 28, 2011
Cash paid for:
Interest	$815	$949

Income taxes, net of refunds	$785	$1,086

Non-cash activity:
Receipt of treasury stock in conjunction with the sale of Fox International, Ltd.	$3,272	—

Reduction of notes payable to officers and directors in conjunction with the sale of Fox International, Ltd.	$199	—

Note 14. Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 29, 2012 and February 28, 2011, respectively. The summation of quarterly net income per share may not agree with annual net income per share due to rounding. Excludes discontinued operations.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$17,025	$16,541	$16,036	$14,629
Gross profit	5,330	5,214	5,370	4,031
Net income	1,238	1,001	1,258	80
Basic net income per share	$0.16	$0.13	$0.17	$0.01
Diluted net income per share	$0.15	$0.13	$0.17	$0.01

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$14,281	$17,126	$13,121	$14,511
Gross profit	4,018	4,699	3,240	3,538
Net income	720	1,241	150	290
Basic net income per share	$0.09	$0.15	$0.02	$0.03
Diluted net income per share	$0.08	$0.14	$0.02	$0.03

Note 15. Discontinued Operations

On March 1, 2011, the Company sold its subsidiary Fox International Ltd. to FI Acquisitions LLC. The Company accounted for this business as discontinued operations during the year ended February 28, 2011. The operating results of the discontinued operations are summarized below (in thousands):

February 28, 2011
Net sales	$18,453
Cost of goods sold	9,519

Gross profit	8,934

Operating expenses
Selling and delivery	3,801
General and administrative	7,006

10,807

Operating loss	(1,873)

Other income (expense)
Interest expense	(132)
Other, net	26

(106)

Loss from discontinued operations before income taxes	(1,979)
Benefit for income taxes	(665)

Loss from discontinued operations	$(1,314)

The balance sheet of the discontinued operations is summarized below (in thousands):

February 28, 2011
Assets
Current Assets
Cash	$(6)
Accounts receivable, less allowance for bad debts of $21	1,312
Inventories, net	4,280
Deferred income taxes	(2)
Prepaid expenses and other current assets	126

Total current assets	5,710

Property, plant and equipment:
Land	249
Buildings	1,978
Machinery and equipment	5,706

7,933
Accumulated depreciation	(6,748)

Net property, plant and equipment	1,185

Other assets	23

Total assets	$6,918

February 28, 2011
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,167
Accrued liabilities	579
Current maturities of notes payable to officers and directors	263
Current maturities of long-term debt And financing lease obligations	199

Total current liabilities	3,208
Financing lease obligations, less current maturities	188

Total liabilities	3,396

Shareholders’ Equity
Retained earnings	3,522

Total shareholders’ equity	3,522

Total liabilities and shareholders’ equity	$6,918

Fox International Ltd. had a demand note payable outstanding from an officer, bearing interest at 8%. The demand note was satisfied in fiscal 2011 and a new note was established. Principal payments of $153,000 were made on this note in fiscal 2011. Interest payments of $9,000 were paid on this note in fiscal 2011. The balance outstanding on this note was approximately $263,000 at February 28, 2011.

Additionally, as of February 28, 2011 Fox International Ltd. had approximately $387,000 of financing lease obligations and $1,056,000 of operating lease obligations over the next five years.

On March 1, 2011, the Company sold its Fox International Ltd. subsidiary to FI Acquisitions, a company majority owned by the Company’s Chief Executive Officer. The Company put its Fox International Ltd. subsidiary up for auction on January 15, 2011 and gave all interested parties a thirty-day due diligence period that was later extended until March 23, 2011 to give any potential bidders more time. FI Acquisitions was the only bidder and paid the net book value of approximately $3.5 million for Fox International in a stock sale, satisfied by the Company’s Chief Executive Officer exchanging 800,000 shares of the Company’s stock valued at approximately $3.3 million and approximately $250,000 in cash.

Note 16. Subsequent Events

On March 5, 2012 the Company acquired the assets of StingRay56, Inc., a company which specializes in advanced tempest technology and products through a strict foreclosure agreement. The Company will operate the new division as part of its subsidiary, Aydin Displays, Inc. The assets acquired included approximately $338 thousand of fixed assets, $221 thousand in inventory, and $44 thousand of accounts receivables.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item9A (T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 29, 2012). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 29, 2012, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 29, 2012 our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2012 fiscal year end (the “2012 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2012 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.

Item 11. Executive Compensation.

The information contained in the 2012 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2012 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in the 2012 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services.

The information contained in the 2012 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm

Condensed Consolidated Balance Sheets as of February 29, 2012 and February 28, 2011.

Condensed Consolidated Statements of Income - Fiscal Years Ended February 29, 2012 and February 28, 2011.

Condensed Consolidated Statements of Shareholders’ Equity – Fiscal Years Ended February 29, 2012 and February 28, 2011.

Condensed Consolidated Statements of Cash Flows - Fiscal Years Ended February 29, 2012 and February 28, 2011.

Notes to Condensed Consolidated Financial Statements

(b)	Exhibits

dExhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(c)	Lease dated November 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2009 Annual Report on Form 10-K)

10(d)	Purchase Agreement dated March 1, 2011 by and between the Company and FI Acquisition with respect to the sale of the Company’s Fox International subsidiary. (incorporated by reference to Exhibit 10(d) to the Company’s 2011 Annual Report on Form 10-K)

10(e)	Amendment to Loan and Security Agreement dated May 26, 2011 (incorporated by reference to Exhibit 10(e) to the Company’s 2011 Annual Report on Form 10-K)

10(f)	Amendment to Loan and Security Agreement dated July 26, 2011 (incorporated by reference to Exhibit 10(e) to the Company’s Report on Form 10-Q dated January 17, 2012)

10(g)	Amendment to Loan and Security Agreement dated September 1, 2011 (incorporated by reference to Exhibit 10(e) to the Company’s Report on Form 10-Q dated January 17, 2012)

10(h)	Loan and Security Agreement and related documents, dated December 23, 2010, among Video Display Corporation and Subsidiaries and RBC Bank and Community and Southern Bank as lenders and RBC Bank as administrative agent (incorporated by reference to Exhibit 10(h) to the Company’s Report on Form 8-K dated December 30, 2010).

10(i)	$6,000,000 Subordinated Note, dated June 29, 2006, between Video Display Corporation and Ronald D. Ordway (holder) (incorporated by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K dated June 29, 2006).

10(j)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

10(k)	Amendment to Loan and Security Agreement dated January 17, 2012

10(l)	Amendment to Loan and Security Agreement dated March 5, 2012

21	Subsidiary Companies

23.1	Consent of Carr, Riggs & Ingram, LLC

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2012	VIDEO DISPLAY CORPORATION

	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway	Chief Executive Officer,
Ronald D. Ordway	Treasurer and Director	May 29, 2012
(Principal Executive Officer)

/s/ Gregory L. Osborn	Chief Financial Officer and Director	May 29, 2012
Gregory L. Osborn	(Principal Financial Officer)

/s/ David S. Cooper	Director	May 29, 2012
David S. Cooper

/s/ Carolyn Howard	Director	May 29, 2012
Carolyn Howard

/s/ Roger W. Lusby, III	Director	May 29, 2012
Roger W. Lusby, III