Form 10-Q
period 2012-05-31
VIDEO DISPLAY CORP
filed 2012-07-13
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2012.

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

As of May 31, 2012, the registrant had 7,567,052 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	May 31,	February 29,
	2012	2012
	(unaudited)
Assets
Current assets
Cash	$—	$148
Accounts receivable, less allowance for doubtful accounts of $156 and $176	6,700	7,193
Inventories, net	31,706	29,736
Cost and estimated earnings in excess of billings on uncompleted contracts	3,173	3,236
Deferred income taxes	2,222	1,936
Income taxes refundable	554	680
Prepaid expenses and other	747	842

Total current assets	45,102	43,771

Property, plant, and equipment
Land	336	336
Buildings	6,739	6,659
Machinery and equipment	18,276	17,884

	25,351	24,879
Accumulated depreciation and amortization	(20,669)	(20,463)

Net property, plant, and equipment	4,682	4,416

Note receivable	—	250
Goodwill	1,291	1,291
Intangible assets, net	1,162	1,221
Deferred income taxes	671	648
Other assets	32	6

Total assets	$52,940	$51,603

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(in thousands)

	May 31,	February 29,
	2012	2012
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,291	$3,237
Accrued liabilities	2,098	1,945
Billings in excess of cost and estimated earnings on uncompleted contracts	178	342
Current maturities of long-term debt	945	945

Total current liabilities	6,512	6,469
Lines of credit	12,457	11,057
Long-term debt, less current maturities	4,641	4,878
Other long term liabilities	272	246

Total liabilities	23,882	22,650

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 7,567 outstanding at May 31, 2012 and 9,732 issued and 7,581 outstanding at February 29, 2012	7,293	7,293
Additional paid-in capital	121	114
Retained earnings	32,224	32,065
Treasury stock, shares at cost; 2,165 at May 31, 2012 and 2,151 at February 29, 2012	(10,580)	(10,519)

Total shareholders’ equity	29,058	28,953

Total liabilities and shareholders’ equity	$52,940	$51,603

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Income Statements

(in thousands, except per share data)

	Three Months Ended May 31,
	2012	2011
Net sales	$12,560	$17,025
Cost of goods sold	8,950	11,695

Gross profit	3,610	5,330

Operating expenses
Selling and delivery	1,409	1,223
General and administrative	2,028	2,057

	3,437	3,280

Operating profit	173	2,050

Other income (expense)
Interest expense	(182)	(234)
Other, net	198	(10)

	16	(244)

Income from operations before income taxes	189	1,806
Income tax expense	30	568

Net income	$159	$1,238

Basic earnings per share of common stock	$.02	$.16

Diluted earnings per share of common stock	$.02	$.16

Basic weighted average shares outstanding	7,580	7,609

Diluted weighted average shares outstanding	7,605	7,944

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

Three Months Ended May 31, 2012 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 29, 2012	7,581	$7,293	$114	$32,065	$(10,519)
Net income	—	—	—	159	—
Purchase of Treasury Stock	(14)	—	—	—	(61)
Share based compensation	—	—	7	—	—

Balance, May 31, 2012	7,567	$7,293	$121	$32,224	$(10,580)

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2012	2011
Operating Activities
Net income	$159	$1,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267	288
Provision for doubtful accounts	(13)	66
Provision for inventory reserve	334	364
Non-cash charge for share based compensation	7	53
Deferred income taxes	(309)	(18)
Loss on disposal of equipment	1	—
Unrealized loss on investments	2	13
Changes in working capital:
Accounts receivable	506	849
Inventories	(2,304)	(1,317)
Note receivable for StingRay56	250	—
Prepaid expenses and other current assets	67	(63)
Accounts payable and accrued liabilities	233	(335)
Cost, estimated earnings and billings, net, on uncompleted contracts	(101)	(1,155)
Income taxes refundable	126	520

Net cash provided by (used in) operating activities	(775)	503

Investing Activities
Capital expenditures	(475)	(148)
Proceeds from sale of Fox International, Ltd.	—	51
Use of letter of credit/CD	—	1,388

Net cash provided by (used in) investing activities	(475)	1,291

Financing Activities
Proceeds from long-term debt, lines of credit	6,915	—
Payments on long-term debt, lines of credit	(5,752)	(986)
Purchase of treasury stock	(61)	—
Repayments of notes payable to officers and directors	—	(109)

Net cash provided by (used in) financing activities	1,102	(1,095)

Net change in cash	(148)	699

Cash, beginning of year	148	1,399

Cash, end of period	$—	$2,098

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

May 31, 2012

Note 1. – Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 29, 2012, as filed with the Commission. There are no material changes in accounting policy during the three months ended May 31, 2012.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the condensed consolidated financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 29, 2012 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

•

1st Amendment: On May 26, 2011, the Banks amended the Credit Agreement to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011.

•	2nd Amendment: On July 26, 2011, the Banks again amended the Credit Agreement to include a swing-line promissory note of $1.0 million that is included in the revised $15.0 million revolver commitment.

•

3rd Amendment: On September 1, 2011, the Banks amended the Credit Agreement to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes, subject to meeting certain share repurchase conditions and revised the definition of the fixed charge coverage ratio and total liabilities to tangible net worth to exclude such repurchases.

•

4th Amendment: On January 17, 2012, the Banks amended the Credit Agreement to allow the Company to purchase a promissory note, dated July 23, 2010, held by Hetra Secure Solutions Corporation on StingRay56.

•	5th Amendment: Additionally, on March 5, 2012, the Banks amended the Credit Agreement to allow the Company to acquire StingRay56, Inc.

The outstanding balance of the line of credit at May 31, 2012 was $12.5 million and the balances of the term loans were $2.5 million and $2.7 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority owner. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

Video Display Corporation and Subsidiaries

May 31, 2012

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

As of May 31, 2012, the Company was not in compliance with the senior funded debt to EBITDA ratio and permitted share repurchases covenants as defined by the Banks credit line agreements. The Company subsequently received a waiver of these covenant violations from the Banks through the October 15, 2012 reporting of the next measurement of these covenants as of the Company’s second quarter end. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks.

Note 3. – Recent Accounting Pronouncements

In September 2011, the FASB issued revised guidance FASB ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment” to allow entities to use a qualitative approach to test goodwill for impairment. The amendment permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted and the Company has chosen early adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 4. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following (in thousands):

	May 31,	February 29,
	2012	2012
Raw materials	$21,579	$19,106
Work-in-process	6,873	6,853
Finished goods	6,821	7,027

	35,273	32,986
Reserves for obsolescence	(3,567)	(3,250)

	$31,706	$29,736

Video Display Corporation and Subsidiaries

May 31, 2012

Note 5. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following:

	May 31,	February 29,
	2012	2012
Costs incurred to date on uncompleted contracts	$9,901	$7,499
Estimated earnings recognized to date on these contracts	5,526	4,373

	15,427	11,872
Billings to date	(12,432)	(8,978)

Costs and estimated earnings in excess of billings, net	$2,995	$2,894

Costs and estimated earnings in excess of billings	$3,173	$3,236
Billings in excess of costs and estimated earnings	(178)	(342)

	$2,995	$2,894

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

As of May 31, 2012 and February 29, 2012, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of May 31, 2012 and February 29, 2012, there were no progress payments that had been netted against inventory.

Note 6. – Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was approximately $60 thousand and $81 thousand for the three months ended May 31, 2012 and 2011, respectively.

Video Display Corporation and Subsidiaries

May 31, 2012

The cost and accumulated amortization of intangible assets was as follows (in thousands).

	May 31, 2012		February 29, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer lists	$3,611	$2,730	$3,611	$2,701
Non-compete agreements	1,245	1,245	1,245	1,245
Patents	777	697	777	692
Other intangibles	649	448	649	423

	$6,282	$5,120	$6,282	$5,061

Note 7. – Long-term Debt and Financing Lease Obligations

Long-term debt and financing lease obligations consisted of the following (in thousands):

	May 31,	February 29,
	2012	2012
Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of May 31, 2012; therefore, minimum 4% rate applied.); monthly principal payments of $58 plus accrued interest, payable through December 2015; collateralized by all assets of the Company.	$2,508	$2,683

Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of May 31, 2012; therefore minimum 4% rate applied.); monthly principal payments of $17 plus accrued interest, payable through December 2025; collateralized by three properties of the Company and one property owned by the Chief Executive Officer.	2,717	2,767

Mortgage payable to bank; interest rate at Federal Home Loan Bank Board Index rate plus 1.95% (3.75% as of May 31, 2012); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Aydin Display Systems, Inc.	361	373

	5,586	5,823
Less current maturities	(945)	(945)

	$4,641	$4,878

Video Display Corporation and Subsidiaries

May 31, 2012

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

•

1st Amendment: On May 26, 2011, the Banks amended the Credit Agreement to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011.

•	2nd Amendment: On July 26, 2011, the Banks again amended the Credit Agreement to include a swing-line promissory note of $1.0 million that is included in the revised $15.0 million revolver commitment.

•

3rd Amendment: On September 1, 2011, the Banks amended the Credit Agreement to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes, subject to meeting certain share repurchase conditions and revised the definition of the fixed charge coverage ratio and total liabilities to tangible net worth to exclude such repurchases.

•

4th Amendment: On January 17, 2012, the Banks amended the Credit Agreement to allow the Company to purchase a promissory note, dated July 23, 2010, held by Hetra Secure Solutions Corporation on StingRay56.

•	5th Amendment: Additionally, on March 5, 2012, the Banks amended the Credit Agreement to allow the Company to acquire StingRay56, Inc.

The outstanding balance of the line of credit at May 31, 2012 was $12.5 million and the balances of the term loans were $2.5 million and $2.7 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority officer. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

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

As of May 31, 2012, the Company was not in compliance with the senior funded debt to EBITDA ratio and permitted share repurchases covenants as defined by the Banks credit line agreements. The Company subsequently received a waiver of these covenant violations from the Banks through the October 15, 2012 reporting of the next measurement of these covenants as of the Company’s second quarter end. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks.

Video Display Corporation and Subsidiaries

May 31, 2012

Note 9. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months
	Ended May 31,
	2012	2011
Cash paid for:
Interest	$176	$231

Income taxes, net of refunds	$213	$66

Non-cash activity:
Reduction of notes receivable for acquisition of StingRay56	$250	—

Receipt of treasury stock in conjunction with the sale of Fox International, Ltd.	$—	$3,272

Reduction of notes payable to officers and directors in conjunction with the sale of Fox International, Ltd.	$—	$199

Note 10. – Shareholder’s Equity

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

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended May 31, 2012 and 2011 (in thousands, except per share data):

		Weighted
		Average	Earnings
	Net	Common Shares	Per
	Income	Outstanding	Share
Three months ended May 31, 2012
Basic	$159	7,580	$0.02
Effect of dilution:
Options	—	25

Diluted	$159	7,605	$0.02

Three months ended May 31, 2011
Basic	$1,238	7,609	$0.16
Effect of dilution:
Options	—	335

Diluted	$1,238	7,944	$0.16

Video Display Corporation and Subsidiaries

May 31, 2012

Stock-Based Compensation Plans

For the three-month period ended May 31, 2012 and 2011, the Company recognized general and administrative expenses of $6.5 thousand and $8.8 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of May 31, 2012, total unrecognized compensation costs related to stock options granted was $2.6 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

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

No options were granted during the three month periods ended May 31, 2012 and 2011.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the quarter ended May 31, 2012, the Company repurchased 14,469 shares at an average price of $4.20 per share. The Company did not repurchase any shares in the quarter ended May 31, 2011. Under the Company’s stock repurchase program, an additional 712,668 shares remain authorized to be repurchased by the Company at May 31, 2012. The Credit Agreement executed by the Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

Note 11. – Income Taxes

The effective tax rate for the three months ended May 31, 2012 and 2011 was 15.9% and 31.5%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits. The disparity of the effective rate from May 31, 2012 compared to 2011 is due largely to the difference in 263A costs of capitalizing inventory for tax purposes. The Company’s increased inventory costs created an increase in deferred tax assets lowering the effective tax rate.

Note 12. – Related Party Transactions

In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33.3 thousand plus interest through July 2021. The interest rate on the note was equal to the prime rate plus one percent. The note was secured by a general lien on all assets of the Company, subordinate to the lien held by RBC Bank and Community & Southern Bank. During fiscal 2012, the Company repaid the remaining balance under this loan agreement on November 28, 2011 with consent from RBC Bank and Community & Southern Bank. The payoff was approximately $1.0 million. Interest paid on the loan in the quarter ending May 31, 2011 was $32.8 thousand.

Video Display Corporation and Subsidiaries

May 31, 2012

The Company’s CEO provides a portion of the collateral for the term loans with the consortium of RBC Bank and Community & Southern Bank. (See Note 8 – Lines of Credit)

Note 13. – Legal Proceedings

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

Video Display Corporation and Subsidiaries

May 31, 2012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2012 Annual Report to Shareholders, which included audited condensed consolidated financial statements and notes thereto for the fiscal year ended February 29, 2012, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a worldwide leader in the manufacturing and distribution of a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment—the manufacturing and distribution of displays and display components. The Company is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of FASB ASC Topic 280 “Segment Reporting”:

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

During fiscal 2013, management of the Company is focusing key resources on strategic efforts to consolidate unprofitable operations and seek to integrate acquisition opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management—The Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to mitigate the risk of overstocking slower moving, obsolete items. The Company’s inventories increased particularly in the monitor division due to new product lines it is carrying and due to requirements to fulfill contracts.

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averaged over 400 days during 1Q 2013, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at May 31, 2012 and February 29, 2012, believes its reserves to be adequate.

Video Display Corporation and Subsidiaries

May 31, 2012

Interest rate exposure – The Company had outstanding debt of $18.0 million as of May 31, 2012, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board could have a negative affect on the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Liquidity—If the Company violates a covenant or is unable to refinance with our current bank or others, if necessary, we could be exposed to the risk of the bank exercising its rights against the collateral under the terms of the loan. If the Company is unable to refinance with a commercial bank, we could be exposed to the risk of increased interest rates.

Results of Operations

The following table sets forth, for the three months ended May 31, 2012 and 2011, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months
	Ended May 31,
	2012	2011
Sales
Monitors	94.5%	90.5%
Data display CRT	5.0	9.0
Entertainment CRT	0.1	0.3
Components parts	0.4	0.2

Total Company	100.0%	100.0%
Costs and expenses
Cost of goods sold	71.3%	68.7%
Selling and delivery	11.2	7.2
General and administrative	16.1	12.1

	98.6%	88.0%
Operating profit	1.4%	12.0%
Interest expense	(1.5)%	(1.4)%
Other income, net	1.6	0.0

Income before income taxes	1.5%	10.6%
Income tax expense	0.2	3.3

Net income	1.3%	7.3%

Net sales

Consolidated net sales decreased $4.5 million for the three months ended May 31, 2012 compared to the three months ended May 31, 2011. The 26.2% decrease in sales for the Company was lead by the Monitor division, which accounted for $3.5 million of the overall decrease. The Data Display division sales decreased $0.9 million or 59.6% for the three-month comparative period.

Video Display Corporation and Subsidiaries

May 31, 2012

The decrease in the Monitor division was lead by the Company’s Display Systems division, with sales for the three-month period ending May 31, 2012 decreasing 62.2%, compared to the three months ending May 31, 2011, from $4.2 million to $1.6 million. The sales decrease was a result of completed contracts with no replacements, slow business conditions and production issues. The Company’s Aydin subsidiary decreased its sales by 28.0% for the three-month comparable period ending May 31, 2012, from $6.5 million to $4.7 million. The decrease was primarily due to the slow- down of shipments on long-term military contracts. The Lexel Imaging subsidiary was down 24.1% due to lost business due primarily to reduced requirements for spare CRTs for their foreign military customers. The Z-Axis subsidiary sales decreased by 16.2% due to a slow-down in orders from their major customer, although business was still considered strong. Two new divisions added $0.9 million in revenue for the quarter. Aydin Visual Solutions is a division started last fiscal year as the North American distributor for Eyevis, a German manufacturer of specialized displays. Aydin Cyber Security, a company Video Display acquired in March 2012, is a tempest technology company. The Company anticipates increased revenues in the upcoming quarters as business conditions improve, Display Systems resolves its production issues and Lexel ships additional orders from their foreign military customers. The Data Display division decrease was primarily in flight simulation. We expect this business to remain steady throughout fiscal 2013. Entertainment CRT and Component Parts net sales declined by a combined 29% in the quarter ending May 31, 2012 compared to fiscal 2012. The two divisions represent only 0.5% of the Company’s revenues for the quarter ending May 31, 2012. Due to the continued shift to flat screen televisions, the market for replacement CRTs in the consumer market has diminished. The Company is winding down its business in replacement CRTs for the consumer market and indeed this is a small fraction of the Company’s overall business. Component Parts sales have generally declined in recent years due to weaker demand for electron gun and stem sales. This business will continue to decline as the CRT industry moves to the new technologies. This division primarily supplies the other divisions with parts they need to complete the assembly of their products.

Gross margins

Consolidated gross margins decreased from 31.3% for the three months ended May 31, 2011 to 28.7% for the three months ended May 31, 2012.

Gross margins within the Monitor division decreased to 29.3% for the three months ended May 31, 2012 from 33.3% for the three months ended May 31, 2011. Two of the companies within the division increased their gross margin percentages against the same quarter last year, Aydin Displays and Z-Axis. The largest increase came from the Aydin Displays subsidiary, which increased from 26.5% for the three months ended May 31, 2011 to 36.7% for the three months ended May 31, 2012. The increased margins were due to the product mix. Aydin’s gross margins are expected to be approximately 32% for the year. Their actual gross margin dollars were flat for the three-month comparable period due to their decrease in revenues. The Company’s two new divisions, Aydin Visual Systems and Aydin Cyber Security, had lower gross margins than the average in the Monitor division. Aydin Visual Solutions is a distributor of specialized displays so it will consistently have lower margins than the other manufacturers in the group. The Data Display division gross margins increased from 17.6% for the three months ended May 31, 2011 to 29.1% for the three months ended May 31, 2012, due to closing the Company’s Clinton Displays facility. Clinton Displays had a negative gross margin in the comparable quarter last year due to increased scrap and production costs. Gross margins in the Entertainment CRT division were negative for the three months ended May 31, 2012 due to reduced volume and fixed overhead. The volume in this division is negligible to the overall Company gross margins. Gross margins from the Component Parts division increased, but were negligible for the three months ended May 31, 2012.

Operating expenses

Operating expenses as a percentage of sales increased from 19.3% for the three months ended May 31, 2011 to 27.3% for the three months ended May 31, 2012. This was primarily due to an increase in salaries partially offset by a decrease in commissions, an increase in research and development fees, and proposal expenses. The Company was able to control other fixed costs, such as rent and other administrative costs on lower sales volumes. Overall expenses increased by $0.2 million. The Company expects to continue to contain these costs while increasing revenues.

Video Display Corporation and Subsidiaries

May 31, 2012

Interest expense

Interest expense decreased by $52 thousand for the three months ended May 31, 2012. Interest expense as a percent to sales increased to 1.5% from 1.4% of net sales as compared to the same period a year ago, due to the decrease in sales. The Company expects to continue to lower interest costs as the outstanding debt decreases, due to increased cash flow from operations and the management of current assets. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.

Income taxes

The effective tax rate for the three months ended May 31, 2012 and 2011 was 15.9% and 31.5%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits. The disparity of the effective rate from May 31, 2012 compared to 2011 is due largely to the difference in 263A costs of capitalizing inventory for tax purposes. The Company’s increased inventory costs created an increase in deferred tax assets lowering the effective tax rate.

Liquidity and Capital Resources

As of May 31, 2012, the Company had zero cash due to its banking structure. The Company maintains zero balance accounts which sweep and pay down the line of credit each day. The Company’s working capital was $38.6 million and $37.3 million at May 31, 2012 and February 29, 2012, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements (largely inventories and accounts receivable), debt service, capital expenditures, and product line additions.

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

•

1st Amendment: On May 26, 2011, the Banks amended the Credit Agreement to reduce the revolver commitment to $15.0 million, restate the covenants to pertain to only continuing operations of the Company and to adjust the targets for the senior funded debt to EBITDA covenant for the Company’s quarters ending May 31, 2011 and August 31, 2011.

•	2nd Amendment: On July 26, 2011, the Banks again amended the Credit Agreement to include a swing-line promissory note of $1.0 million that is included in the revised $15.0 million revolver commitment.

•

3rd Amendment: On September 1, 2011, the Banks amended the Credit Agreement to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes, subject to meeting certain share repurchase conditions and revised the definition of the fixed charge coverage ratio and total liabilities to tangible net worth to exclude such repurchases.

Video Display Corporation and Subsidiaries

May 31, 2012

•

4th Amendment: On January 17, 2012, the Banks amended the Credit Agreement to allow the Company to purchase a promissory note, dated July 23, 2010, held by Hetra Secure Solutions Corporation on StingRay56.

•	5th Amendment: Additionally, on March 5, 2012, the Banks amended the Credit Agreement to allow the Company to acquire StingRay56, Inc.

The outstanding balance of the line of credit at May 31, 2012 was $12.5 million and the balances of the term loans were $2.5 million and $2.7 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority officer. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

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

As of May 31, 2012, the Company was not in compliance with the senior funded debt to EBITDA ratio and permitted share repurchases covenants as defined by the Banks credit line agreements. The Company subsequently received a waiver of these covenant violations from the Banks through the October 15, 2012 reporting of the next measurement of these covenants as of the Company’s second quarter end. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks.

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

Cash used in operations for the three months ended May 31, 2012 was $0.8 million. Net income from operations provided $0.2 million and adjustments to reconcile net income to net cash were $0.2 million including depreciation and reserves. Changes in working capital used $1.2 million, primarily due to an increase in inventory of $2.3 million and an increase in costs on uncompleted contracts of $0.1 million. This was offset by a decrease of refundable taxes of $0.1, an increase in accrued liabilities of $0.2 million, the conversion of a Note Receivable for StingRay 56 of $0.3, decrease in accounts receivable of $0.5 million and a decrease in prepaid expenses of $0.1 million. Cash provided by operations for the three months ended May 31, 2011 was $0.5 million.

Investing activities used cash of $0.5 million for the purchase of equipment during the three months ended May 31, 2012, compared to cash provided of $1.3 million during the three months ended May 31, 2011 from the use of a letter of credit and proceeds from the sale of Fox International, Ltd offset by the purchase of equipment.

Financing activities provided cash of $1.1 million for the three months ended May 31, 2012, due to net proceeds from the line of credit of $1.2 offset by the purchase of treasury stock of $0.1, compared to cash used of $1.1 million for the three months ended May 31, 2011, reflecting repayments against the line of credit and to the Company’s Chief Executive Officer.

Video Display Corporation and Subsidiaries

May 31, 2012

The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures, and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the quarter ended May 31, 2012, the Company repurchased 14,469 shares at an average price of $4.20 per share. The Company did not repurchase any shares in the quarter ended May 31, 2011. Under the Company’s stock repurchase program, an additional 712,668 shares remain authorized to be repurchased by the Company at May 31, 2012. The Credit Agreement executed by the Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

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

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer-buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There were no significant changes in management’s estimates in the first quarter of fiscal 2013 and 2012; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

Video Display Corporation and Subsidiaries

May 31, 2012

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

Video Display Corporation and Subsidiaries

May 31, 2012

Recent Accounting Pronouncements

In September 2011, the FASB issued revised guidance FASB ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)—Testing Goodwill for Impairment” to allow entities to use a qualitative approach to test goodwill for impairment. The amendment permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted and the Company has chosen early adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Forward-Looking Information and Risk Factors

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012 could cause actual results to differ materially.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $18.0 million of outstanding debt at May 31, 2012 related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at May 31, 2012. The Company does not trade in derivative financial instruments.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2012. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2012.

Video Display Corporation and Subsidiaries

May 31, 2012

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

May 31, 2012

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

Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2012. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Video Display Corporation and Subsidiaries

May 31, 2012

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

10(e)	Amendment to Loan and Security Agreement dated May 26, 2011 (incorporated by reference to Exhibit 10(e) to the Company’s 2011 Annual Report on Form 10-K)

10(f)	Amendment to Loan and Security Agreement dated July 26, 2011 (incorporated by reference to Exhibit 10(f) to the Company’s Report on Form 10-Q dated January 17, 2012)

10(g)	Amendment to Loan and Security Agreement dated September 1, 2011 (incorporated by reference to Exhibit 10(g) to the Company’s Report on Form 10-Q dated January 17, 2012)

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

10(j)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

10(k)	Amendment to Loan and Security Agreement dated January 17, 2012 (incorporated by reference to Exhibit 10(k) to the Company’s Report on Form 10-K dated May 29, 2012.

10(l)	Amendment to Loan and Security Agreement dated May 22, 2012 (incorporated by reference to Exhibit 10(l) to the Company’s Report on Form 10-K dated May 29, 2012.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

July 13, 2012	By:	/s/ Ronald D. Ordway
Ronald D. Ordway Chief Executive Officer

July 13, 2012	By:	/s/ Gregory L. Osborn
Gregory L. Osborn Chief Financial Officer