Form 10-Q
period 2012-08-31
VIDEO DISPLAY CORP
filed 2012-10-15
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2012.

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

As of August 31, 2012, the registrant had 7,562,490 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	August 31, 2012	February 29, 2012
	(unaudited)
Assets
Current assets
Cash	$28	$148
Accounts receivable, less allowance for doubtful accounts of $82 and $176	5,656	7,193
Inventories, net	32,009	29,736
Cost and estimated earnings in excess of billings on uncompleted contracts	2,214	3,236
Deferred income taxes	2,321	1,936
Income taxes refundable	—	680
Prepaid expenses and other	614	842

Total current assets	42,842	43,771

Property, plant, and equipment
Land	281	336
Buildings	5,618	6,659
Machinery and equipment	15,588	17,884

	21,487	24,879
Accumulated depreciation and amortization	(17,020)	(20,463)

Net property, plant, and equipment	4,467	4,416

Note receivable	643	250
Goodwill	1,291	1,291
Intangible assets, net	1,102	1,221
Deferred income taxes	696	648
Other assets	30	6

Total assets	$51,071	$51,603

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(in thousands)

	August 31, 2012	February 29, 2012
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,170	$3,237
Accrued liabilities	2,020	1,945
Billings in excess of cost and estimated earnings on uncompleted contracts	334	342
Income taxes payable	58	—
Lines of credit	11,155	—
Current maturities of long-term debt	5,045	945

Total current liabilities	20,782	6,469
Lines of credit	—	11,057
Long-term debt, less current maturities	305	4,878
Unrecognized gain	554	—
Other long term liabilities	249	246

Total liabilities	21,890	22,650

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 7,562 outstanding at August 31, 2012 and 9,732 issued and 7,581 outstanding at February 29, 2012	7,293	7,293
Additional paid-in capital	115	114
Retained earnings	32,367	32,065
Treasury stock, shares at cost;
2,170 at August 31, 2012 and 2,151 at February 29, 2012	(10,594)	(10,519)

Total shareholders’ equity	29,181	28,953

Total liabilities and shareholders’ equity	$51,071	$51,603

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Income Statements (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Net sales	$12,379	$16,541	$24,939	$33,566

Cost of goods sold	8,877	11,327	17,827	23,022

Gross profit	3,502	5,214	7,112	10,544

Operating expenses
Selling and delivery	1,406	1,358	2,815	2,581
General and administrative	1,808	2,273	3,836	4,330

	3,214	3,631	6,651	6,911

Operating profit	288	1,583	461	3,633

Other income (expense)
Interest expense	(180)	(205)	(362)	(439)
Other, net	62	80	260	70

	(118)	(125)	(102)	(369)

Income from operations before income taxes	170	1,458	359	3,264

Income tax expense	27	457	57	1,025

Net income	$143	$1,001	$302	$2,239

Net income per share:
Basic earnings per share of common stock	$.02	$.13	$.04	$.29

Diluted earnings per share of common stock	$.02	$.13	$.04	$.28

Basic weighted average shares outstanding	7,565	7,620	7,573	7,614

Diluted weighted average shares outstanding	7,625	7,936	7,629	7,940

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 29, 2012	7,581	$7,293	$114	$32,065	$(10,519)

Net income	—	—	—	302	—
Purchase of treasury stock	(22)	—	—	—	(90)
Options exercised	3	—	(5)	—	15
Share based compensation	—	—	6	—	—

Balance, August 31, 2012	7,562	$7,293	$115	$32,367	$(10,594)

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2012	2011
Operating Activities
Net income	$302	$2,239
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	531	566
Provision for doubtful accounts	(87)	129
Provision for inventory reserve	664	787
Non-cash charge for share based compensation	6	183
Deferred income taxes	(433)	100
Gain on disposal of equipment	(47)	—
Other	(5)	11
Changes in working capital:
Accounts receivable	1,623	(18)
Inventories	(2,937)	(331)
Note receivable for StingRay56	250	—
Prepaid expenses and other current assets	257	(34)
Accounts payable and accrued liabilities	(990)	(1,827)
Cost, estimated earnings and billings, net, on uncompleted contracts	1,014	(919)
Income taxes refundable/payable	739	336

Net cash provided by operating activities	887	1,222

Investing Activities
Capital expenditures	(604)	(279)
Proceeds from sale of Chroma property	52	—
Proceeds from sale of Fox International, Ltd.	—	51
Use of letter of credit/CD	—	1,388

Net cash provided by (used in) investing activities	(552)	1,160

Financing Activities
Proceeds from long-term debt, lines of credit	13,853	3,328
Payments on long-term debt, lines of credit	(14,228)	(6,450)
Purchase of treasury stock	(90)	—
Re-issue of treasury stock for options exercised	10	—
Proceeds from notes payable to officers and directors	—	10
Repayments of notes payable to officers and directors	—	(486)

Net cash (used in) financing activities	(455)	(3,598)

Net change in cash	(120)	(1,216)

Cash, beginning of year	148	1,399

Cash, end of period	$28	$183

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2012

Note 1. – Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 29, 2012, as filed with the Commission. There are no material changes in accounting policy during the six months ended August 31, 2012.

The consolidated financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 29, 2012 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The outstanding balance of the line of credit at August 31, 2012 was $11.2 million and the balances of the term loans were $2.3 million and $2.7 million, respectively. The outstanding balance of the line of credit at February 29, 2012 was $11.1 million and the balances of the term loans were $2.7 million and $2.8 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority owner. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2012

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

As of August 31, 2012, the Company was not in compliance with the senior funded debt to EBITDA ratio and permitted share repurchases covenants as defined by the Banks credit line agreements. A breach of these covenants could result in default under the debt agreement, which could prompt the lender to declare all amounts outstanding under the debt agreement to be immediately due and payable and terminate all commitments to extend further credit. If the Company were unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreement accelerates the repayment of the borrowings, the Company cannot guarantee that it will have sufficient assets and funds to repay the borrowings under the debt agreements. The Company has been in talks with other banks about refinancing the current debt under an agreement with less restrictive covenants and borrowing base calculations. Management believes that a new debt agreement can be obtained by the end of third quarter, however, there can be no assurance that an agreement can be reached that is reasonable to the Company or at all. As a result of the covenant violations and the Company’s likelihood of not meeting them at the next reporting period, the debt has been classified as current at August 31, 2012. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks.

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

In July 2012, the FASB issued revised guidance FASB ASU 2012-02, “Testing Indefinite Lived Assets for Impairment” to allow entities to consider qualitative values in determining whether or not indefinite lived assets should be tested for impairment. If it is more likely than not that impairment exists, testing for impairment should be performed. The update is effective for fiscal years beginning after September 15, 2012 but early adoption is permitted. Management believes that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Note 4. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market.

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2012

Inventories consisted of the following (in thousands):

	August 31, 2012	February 29, 2012
Raw materials	$21,595	$19,106
Work-in-process	6,643	6,853
Finished goods	7,566	7,027

	35,804	32,986
Reserves for obsolescence	(3,795)	(3,250)

	$32,009	$29,736

Note 5. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following:

	August 31, 2012	February 29, 2012
Costs incurred to date on uncompleted contracts	$10,615	$7,499
Estimated earnings recognized to date on these contracts	6,592	4,373

	17,207	11,872
Billings to date	(15,327)	(8,978)

Costs and estimated earnings in excess of billings, net	$1,880	$2,894

Costs and estimated earnings in excess of billings	$2,214	$3,236
Billings in excess of costs and estimated earnings	(334)	(342)

	$1,880	$2,894

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

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2012

As of August 31, 2012 and February 29, 2012, there were no production costs that exceeded the aggregate estimated cost of all in-process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of August 31, 2012 and February 29, 2012, there were no progress payments that had been netted against inventory.

Note 6. – Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was approximately $119 thousand and $157 thousand for the six months ended August 31, 2012 and 2011, respectively.

The cost and accumulated amortization of intangible assets were as follows (in thousands):

	August 31, 2012		February 29, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer lists	$3,611	$2,759	$3,611	$2,701
Non-compete agreements	1,245	1,245	1,245	1,245
Patents	777	702	777	692
Other intangibles	649	474	649	423

	$6,282	$5,180	$6,282	$5,061

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2012

Note 7. – Long-term Debt

Long-term debt consisted of the following (in thousands):

	August 31, 2012	February 29, 2012
Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of August 31, 2012); monthly principal payments of $58 plus accrued interest, payable through December 2013 with an extension to December 2015 with a renewal of the credit agreement in December 2013; collateralized by all assets of the Company.	$2,333	$2,683

Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of August 31, 2012); monthly principal payments of $17 plus accrued interest, payable through December 2013 with an extension to December 2025 with a renewal of the credit agreement in December 2013; collateralized by three properties of the Company and one property owned by the Chief Executive Officer.	2,667	2,767

Mortgage payable to bank; interest rate at Community Banks Base Rate plus 0.5% (3.75% as of August 31, 2012); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Aydin Display Systems, Inc.	350	373

	5,350	5,823
Less current maturities	(5,045)	(945)

	$305	$4,878

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

The outstanding balance of the line of credit at August 31, 2012 was $12.5 million and the balances of the term loans were $2.5 million and $2.7 million, respectively. The outstanding balance of the line of credit at February 29, 2012 was $11.1 million and the balances of the term loans were $2.7 million and $2.8 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority officer. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2012

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

As of August 31, 2012, the Company was not in compliance with the senior funded debt to EBITDA ratio and permitted share repurchases covenants as defined by the Banks credit line agreements. A breach of these covenants could result in default under the debt agreement, which could prompt the lender to declare all amounts outstanding under the debt agreement to be immediately due and payable and terminate all commitments to extend further credit. If the Company were unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreement accelerates the repayment of the borrowings, the Company cannot guarantee that it will have sufficient assets and funds to repay the borrowings under the debt agreements. The Company has been in talks with other banks about refinancing the current debt under an agreement with less restrictive covenants and borrowing base calculations. Management believes that a new debt agreement can be obtained by the end of third quarter, however, there can be no assurance that an agreement can be reached that is reasonable to the Company or at all. As a result of the covenant violations and the Company’s likelihood of not meeting them at the next reporting period, the debt has been classified as current at August 31, 2012. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks.

Note 9. – Gain on Sale of Property, Plant and Equipment

On July 5, 2012 the Company sold its property at 8-18 Riverside Drive in White Mills, PA for $750 thousand. The Company received a $60 thousand down payment and financed the remaining $690 thousand on a ten- year note at an 8% interest rate. The Company is accounting for the sale on the installment method. The total gain on the sale is approximately $602 thousand. We recognized approximately $48 thousand of the gain at the time of the sale and the remaining gain of approximately $554 thousand will be recognized as payments are received.

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2012

Note 10. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended August 31,
	2012	2011
Cash paid for:
Interest	$356	$448

Income taxes, net of refunds	$(249)	$589

Non-cash activity:
Reduction of note receivable for acquisition of StingRay56	$250	$—

Receipt of note receivable in conjunction with the sale of the Chroma property	$690	$—

Receipt of treasury stock in conjunction with the sale of Fox International, Ltd.	$—	$3,272

Reduction of notes payable to officers and directors in conjunction with the sale of Fox International, Ltd.	$—	$199

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

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2012

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended August 31, 2012 and 2011 (in thousands, except per share data):

	Net Income	Weighted Average Common Shares Outstanding	Earnings Per Share
Three months ended August 31, 2012
Basic-continuing operations	$143	7,565	$0.02
Effect of dilution:
Options	—	60	(0.00)

Diluted	$143	7,625	$0.02

Three months ended August 31, 2011
Basic-continuing operations	$1,001	7,620	$0.13
Basic-discontinued operations
Effect of dilution:
Options	—	316	(0.00)

Diluted	$1,001	7,936	$0.13

Six months ended August 31, 2012
Basic-continuing operations	$302	7,573	$0.04
Effect of dilution:
Options	—	56	(0.00)

Diluted	$302	7,629	$0.04

Six months ended August 31, 2011
Basic-continuing operations	$2,239	7,614	$0.29
Basic-discontinued operations
Effect of dilution:
Options	—	326	(0.01)

Diluted	$2,239	7,940	$0.28

Stock-Based Compensation Plans

For the six-month period ended August 31, 2012 and 2011, the Company recognized general and administrative expenses of $5.9 thousand and $17.5 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheets as part of additional paid in capital. As of August 31, 2012, total unrecognized compensation costs related to stock options granted was $7.4 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

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

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2012

Three members of the board of directors were each granted 3,000 stock options during the six-month period ended August 31, 2012.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the six months ended August 31, 2012, the Company repurchased 22,031 shares at an average price of $4.10 per share. The Company did not repurchase any shares in the six months ended August 31, 2011. Under the Company’s stock repurchase program, an additional 705,106 shares remain authorized to be repurchased by the Company at August 31, 2012. The Credit Agreement executed by the Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

Note 12. – Income Taxes

The effective tax rate for the six months ended August 31, 2012 and 2011 was 15.9% and 31.4%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.

Note 13. – Related Party Transactions

In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33.3 thousand plus interest through July 2021. The interest rate on the note was equal to the prime rate plus one percent. The note was secured by a general lien on all assets of the Company, subordinate to the lien held by RBC Bank and Community & Southern Bank. During fiscal 2012, the Company repaid the remaining balance under this loan agreement on November 28, 2011 with consent from RBC Bank and Community & Southern Bank. The payoff was approximately $1.0 million. Interest paid on the loan in the six months ending August 31, 2011 was $60.6 thousand.

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

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

August 31, 2012

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

August 31, 2012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2012 Annual Report to Shareholders, which included audited consolidated financial statements and notes thereto for the fiscal year ended February 29, 2012, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Inventory management - The Company continually monitors historical sales trends as well as projected future needs to ensure adequate on-hand supplies of inventory and to mitigate the risk of overstocking slower moving, obsolete items. The Company’s inventories increased particularly in the monitor division due to new product lines it is carrying due to requirements to fulfill contracts, and last - time buys. The Company has two new divisions, Aydin Visual Solutions and Aydin Cyber Security, which between the two have added $0.9 million in inventory since February 29, 2012. The Aydin Displays subsidiary has increased inventories by $0.8 million since February 29, 2012 to secure products that would no longer be available and are needed for an active contract and the Lexel subsidiary increased inventory by $1.3 million due to last - time buys of glass and other items needed for current orders. The other divisions decreased their inventories.

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over approximately 230 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at August 31, 2012 and February 29, 2012, believes its reserves to be adequate.

Video Display Corporation and Subsidiaries

August 31, 2012

Interest rate exposure – The Company had outstanding debt of $16.5 million as of August 31, 2012, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board could have a negative effect on the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Results of Operations

The following table sets forth, for the three and six months ended August 31, 2012 and 2011, the percentages that selected items in the Condensed Consolidated Statements of Income bear to total sales:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Sales
Monitors	94.6%	92.0%	94.6%	91.2%
Data display CRTs	4.7	7.4	4.8	8.3
Entertainment CRTs	0.1	0.2	0.1	0.2
Components parts	0.6	0.4	0.5	0.3

Total Company	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	71.7%	68.5%	71.5%	68.6%
Selling and delivery	11.4	8.2	11.3	7.7
General and administrative	14.6	13.7	15.4	12.9

	97.7%	90.4%	98.2%	89.2%

Operating profit	2.3%	9.6%	1.8%	10.8%

Interest expense	(1.4)%	(1.2)%	(1.4)%	(1.3)%
Other income, net	0.5	0.4	1.0	0.2

Income before income taxes	1.4%	8.8%	1.4%	9.7%
Income tax expense	0.2	2.8	0.2	3.0

Net income	1.2%	6.0%	1.2%	6.7%

Net sales

Consolidated net sales decreased $4.2 million for the three months ended August 31, 2012 and $8.6 million for the six months ended August 31, 2012 as compared to the three and six months ended August 31, 2011. The Component Parts division had a slight increase in sales during both time periods ending August 31, 2012, but the other divisions all had a decrease. The Data Display and Entertainment divisions both generated less than half the sales of the comparable periods ending August 31, 2011.

The decrease in the Monitor division was lead by the Company’s Display Systems division, which sales decreased for the six-month period ending August 31, 2012, compared to the six months ending August 31, 2011, from $7.8 million to $3.1 million or 60.7%. The sales decrease is a result of a transition from selling “CRT products” to developing and selling digital display solutions. The typical sales cycle of a new product solution is 12 to 18 months.

Video Display Corporation and Subsidiaries

August 31, 2012

We believe Display Systems is at the cusp of seeing the results of this transition. The Company’s Aydin subsidiary’s sales decreased by 30.4% for the six-month comparable period ending August 31, 2012, from $13.7 million to $9.5 million. The decrease was primarily due to approximately $3.0 million of shipments on long-term military contracts which have been delayed and approximately $1.0 million of projects not renewed due to lack of funding. The Z-Axis subsidiary was down 19.9% due to fewer shipments to their two major customers. Last year one of Z-Axis’s major customers used Z-Axis’s products to correct problems with their products already in the market place which created abnormally high demand. The second customer’s demand has slowed due to decreases in orders from their military customers caused by the slowdown in overseas conflicts. Overall, the Company expects results to improve over the first six months of the fiscal year; however, the revenues are not expected to reach last year’s results. The Data Display division decrease was due to the shutdown of the division’s Clinton facility in the fourth quarter of fiscal 2012 and the Tucker facility’s decrease was primarily to its top customer in flight simulation and decreases among most of its customer base.

Gross margins

Consolidated gross margins decreased by 32.8% for the three months ended August 31, 2012 over the three months ended August 31, 2011 and as a percent to sales decreased from 31.5% to 28.3%. The consolidated gross margin decreased by 32.5% for the six months ended August 31, 2012 over the six months ended August 31, 2011 and as a percent to sales decreased from 31.4% to 28.5% due to the decreased sales noted above while absorbing fixed costs.

Gross margins within the Monitor division decreased by 25.0% for the three month period ended August 31, 2012 over the comparable three month period ended August 31, 2011 and decreased by 31.1% for the six month period ended August 31, 2012 over the comparative six month period ended August 31, 2011 due to decreased sales volume. The actual gross margin percentages increased at both Aydin Displays and Z-Axis for the six month period ending August 31, 2012 despite lower sales due to product mix. The gross margin percentage at Display Systems decreased by 73% due to a lack of volume. The Data Display division gross margins decreased by 77.4% for the three-month comparable period ended August 31, 2012, and decreased by 58.0% for the six months ended August 31, 2012 compared to the six months ended August 31, 2011, due to the impact of the decreased revenue at the Company’s display facility caused by a reduction in demand for these products due to changes in technology, i.e. CRTs being replaced by flat screens in certain applications. The gross margins in home entertainment CRTs and the Component Parts were negligible as both divisions sales continue to decline and are not material to the results of the Company. The Company expects gross margins to improve slightly compared to the first six months of the fiscal year due to improved margins at VDCDS, Aydin Displays and Z-Axis based on the forecasted product mix at these divisions.

Operating expenses

Operating expenses as a percentage of sales increased from 22.0% to 26.0% for the comparable three months ended August 31, 2012 and increased from 20.6% to 26.7% for the six months ended August 31, 2012. This was primarily due to a larger decrease in revenues than expenses. Actual expenses decreased by $0.4 million for the three month period and by $0.3 million for the six month period ending August 31, 2012 which was not as significant as the decrease in sales. Selling expenses will continue to track at last year’s levels as the Company continues its marketing efforts to boost revenues. General and administrative expenses are down approximately $500,000 and will continue to be improved over last year.

Interest expense

Interest expense decreased 12.2% for the three-month comparable period ended August 31, 2012, and decreased 17.6% for the comparable six month period ended August 31, 2012 due to decreased average borrowings by the Company. The Company expects to continue to lower interest costs as the outstanding debt decreases, due to increased cash flow from operations and the management of current assets. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.

Video Display Corporation and Subsidiaries

August 31, 2012

Income taxes

The effective tax rate for the three months ended August 31, 2012 and 2011 was 15.9% and 31.3%, respectively and for the six months ended August 31, 2012 and August 31, 2011 was 15.9% and 31.4% respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.

Liquidity and Capital Resources

As of August 31, 2012, the Company had total cash of $27.8 thousand. The Company’s working capital was $22.1 million and $37.3 million at August 31, 2012 and February 29, 2012, respectively. The decrease in the working capital is due to $15.3 million of debt reclassified to a short-term liability due to the Company’s bank covenant violation and the likelihood of doing so in subsequent quarters. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements (largely inventories and accounts receivable), debt service, capital expenditures, and product line additions.

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

The outstanding balance of the line of credit at August 31, 2012 was $12.5 million and the balances of the term loans were $2.5 million and $2.7 million, respectively. The outstanding balance of the line of credit at February 29, 2012 was $11.1 million and the balances of the term loans were $2.7 million and $2.8 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by

Video Display Corporation and Subsidiaries

August 31, 2012

Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority officer. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

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

As of August 31, 2012, the Company was not in compliance with the senior funded debt to EBITDA ratio and permitted share repurchases covenants as defined by the Banks credit line agreements. A breach of these covenants could result in default under the debt agreement, which could prompt the lender to declare all amounts outstanding under the debt agreement to be immediately due and payable and terminate all commitments to extend further credit. If the Company were unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreement accelerates the repayment of the borrowings, the Company cannot guarantee that it will have sufficient assets and funds to repay the borrowings under the debt agreements. The Company has been in talks with other banks about refinancing the current debt under an agreement with less restrictive covenants and borrowing base calculations. Management believes that a new debt agreement can be obtained by the end of third quarter, however, there can be no assurance that an agreement can be reached that is reasonable to the Company or at all. As a result of the covenant violations and the Company’s likelihood of not meeting them at the next reporting period, the debt has been classified as current at August 31, 2012. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks.

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

Cash provided by operations for the six months ended August 31, 2012 was $0.9 million. Net income from operations provided $0.3 million, and adjustments to reconcile net income to net cash were $0.6 million including depreciation and reserves. Changes in working capital netted to $0.0 million primarily due to an increase in inventory of $2.9 million and a decrease in accounts payable and accrued liabilities of $1.0 million offset by a decrease in accounts receivable of $1.6 million, a decrease in short-term notes receivable of $0.3 million, a decrease in prepaid expenses of $0.3 million, a decrease in costs on uncompleted contracts of $1.0 million, and a decrease in refundable taxes of $0.7 million. Cash provided by operations for the six months ended August 31, 2011 was $1.2 million.

Investing activities used cash of $0.5 million due to the purchase of equipment for $0.6 million offset by $0.1 million for the proceeds from the sale of the Chroma property during the six months ended August 31, 2012. Cash provided by investing activities for the six months ended August 31, 2011 was $1.2 million.

Financing activities used cash of $0.5 million for the six months ended August 31, 2012, due to net repayments against the line of credit of $0.4 million and the purchase of treasury stock for $0.1 million. Cash used by financing activities for the six months ended August 31, 2011 was $3.6 million.

The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures, and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is

Video Display Corporation and Subsidiaries

August 31, 2012

no minimum number of shares required to be repurchased under the program. For the six months ended August 31, 2012, the Company repurchased 22,031 shares at an average price of $4.10 per share. The Company did not repurchase any shares in the six months ended August 31, 2011. Under the Company’s stock repurchase program, an additional 705,106 shares remain authorized to be repurchased by the Company at August 31, 2012. The Credit Agreement executed by the Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

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

August 31, 2012

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

Video Display Corporation and Subsidiaries

August 31, 2012

In July 2012, the FASB issued revised guidance FASB ASU 2012-02, “Testing Indefinite Lived Assets for Impairment” to allow entities to consider qualitative values in determining whether or not indefinite lived assets should be tested for impairment. If it is more likely than not that impairment exists, testing for impairment should be performed. The update is effective for fiscal years beginning after September 15, 2012 but early adoption is permitted. Management believes that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Forward-Looking Information and Risk Factors

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report of Form 10-K for the year ended February  29, 2012 could cause actual results to differ materially.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $16.5 million of outstanding debt at August 31, 2012 related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at August 31, 2012. The Company does not trade in derivative financial instruments.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2012. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2012.

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

August 31, 2012

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

August 31, 2012

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

10(j)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

10(k)	Amendment to Loan and Security Agreement dated January 17, 2012 (incorporated by reference to Exhibit 10(k) to the Company’s Report on Form 10-K dated May 29, 2012)

10(l)	Amendment to Loan and Security Agreement dated May 22, 2012 (incorporated by reference to Exhibit 10(l) to the Company’s Report on Form 10-K dated May 29, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

October 15, 2012	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 15, 2012	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer