Form 10-Q
period 2012-11-30
VIDEO DISPLAY CORP
filed 2013-01-14
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2012.

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

As of November 30, 2012, the registrant had 7,566,610 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

.

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	November 30,	February 29,
	2012	2012
	(unaudited)
Assets
Current assets
Cash	$—	$148
Accounts receivable, less allowance for doubtful accounts of $84 and $176	5,963	7,193
Inventories, net	31,584	29,736
Cost and estimated earnings in excess of billings on uncompleted contracts	3,244	3,236
Deferred income taxes	2,280	1,936
Income taxes refundable	77	680
Prepaid expenses and other	760	842

Total current assets	43,908	43,771

Property, plant, and equipment
Land	281	336
Buildings	5,625	6,659
Machinery and equipment	15,606	17,884

	21,512	24,879
Accumulated depreciation and amortization	(17,211)	(20,463)

Net property, plant, and equipment	4,301	4,416

Note receivable	622	250
Goodwill	1,291	1,291
Intangible assets, net	1,043	1,221
Deferred income taxes	726	648
Other assets	30	6

Total assets	$51,921	$51,603

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(in thousands)

	November 30,	February 29,
	2012	2012
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,368	$3,237
Accrued liabilities	2,007	1,945
Billings in excess of cost and estimated earnings on uncompleted contracts	196	342
Lines of credit	11,085	—
Current maturities of long-term debt	4,821	945

Total current liabilities	21,477	6,469
Lines of credit	—	11,057
Long-term debt, less current maturities	293	4,878
Unrecognized gain	554	—
Other long term liabilities	249	246

Total liabilities	22,573	22,650

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized;
9,732 issued and 7,566 outstanding at November 30, 2012 and 9,732 issued and 7,581 outstanding at February 29, 2012	7,293	7,293
Additional paid-in capital	114	114
Retained earnings	32,515	32,065
Treasury stock, shares at cost: 2,166 at November 30, 2012 and 2,151 at February 29, 2012	(10,574)	(10,519)

Total shareholders’ equity	29,348	28,953

Total liabilities and shareholders’ equity	$51,921	$51,603

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Income Statements (unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Net sales	$12,613	$16,036	$37,552	$49,602
Cost of goods sold	9,331	10,667	27,158	33,689

Gross profit	3,282	5,369	10,394	15,913

Operating expenses
Selling and delivery	1,307	1,413	4,122	3,994
General and administrative	1,748	2,040	5,584	6,370

	3,055	3,453	9,706	10,364

Operating profit	227	1,916	688	5,549

Other income (expense)
Interest expense	(166)	(185)	(528)	(624)
Other, net	92	67	352	137

	(74)	(118)	(176)	(487)

Income from operations before income taxes	153	1,798	512	5,062
Income tax expense	5	540	62	1,565

Net income	$148	$1,258	$450	$3,497

Net income per share:
Basic earnings per share of common stock	$.02	$.17	$.06	$.46

Diluted earnings per share of common stock	$.02	$.17	$.06	$.45

Basic weighted average shares outstanding	7,566	7,628	7,571	7,619

Diluted weighted average shares outstanding	7,615	7,683	7,624	7,855

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 29, 2012	7,581	$7,293	$114	$32,065	$(10,519)
Net income	—	—	—	450	—
Purchase of treasury stock	(22)	—	—	—	(90)
Options exercised	7	—	(8)	—	35
Share based compensation	—	—	8	—	—

Balance, November 30, 2012	7,566	$7,293	$114	$32,515	$(10,574)

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2012	2011
Operating Activities
Net income	$450	$3,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	782	831
Provision for doubtful accounts	(84)	161
Provision for inventory reserve	983	1,203
Non-cash charge for share based compensation	8	169
Deferred income taxes	(422)	501
Gain on disposal of equipment	(47)	—
Other	(7)	15
Changes in working capital:
Accounts receivable	1,314	709
Inventories	(2,831)	(749)
Note receivable for StingRay56	250	—
Prepaid expenses and other current assets	133	—
Accounts payable and accrued liabilities	196	(2,506)
Cost, estimated earnings and billings, net, on uncompleted contracts	(154)	(2,080)
Income taxes refundable/payable	603	451

Net cash provided by operating activities	1,174	2,202

Investing Activities
Capital expenditures	(629)	(474)
Proceeds from sale of Chroma property	52	—
Proceeds from sale of Fox International, Ltd.	—	51
Proceeds from sale of equipment	—	3
Use of letter of credit/CD	—	1,388

Net cash provided by (used in) investing activities	(577)	968

Financing Activities
Proceeds from long-term debt, lines of credit	17,490	10,508
Payments on long-term debt, lines of credit	(18,172)	(13,241)
Purchase of treasury stock	(90)	(225)
Re-issue of treasury stock for options exercised	27	8
Proceeds from notes payable to officers and directors	—	10
Repayments of notes payable to officers and directors	—	(1,581)

Net cash (used in) financing activities	(745)	(4,521)

Net change in cash	(148)	(1,351)
Cash, beginning of year	148	1,399

Cash, end of period	$—	$48

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2012

Note 1. – Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 29, 2012, as filed with the Commission. There are no material changes in accounting policy during the nine months ended November 30, 2012.

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

The outstanding balance of the line of credit at November 30, 2012 was $11.1 million and the outstanding balances of the term loans were $2.2 million and $2.6 million, respectively. The outstanding balance of the line of credit at February 29, 2012 was $11.1 million and the outstanding balances of the term loans were $2.7 million and $2.8 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority owner. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2012

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

As of November 30, 2012, the Company was not in compliance with the senior funded debt to EBITDA ratio and permitted share repurchases covenants as defined by the Banks credit line agreements. A breach of these covenants could result in default under our debt agreement, which could prompt the lender to declare all amounts outstanding under the debt agreement to be immediately due and payable and terminate all commitments to extend further credit. If the Company were unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreement accelerates the repayment of the borrowings, there can be no assurance that the Company will have sufficient assets and funds to repay the borrowings under its debt agreements. The Company has been in talks with other banks about refinancing the current debt under an agreement with less restrictive covenants and borrowing base calculations. Management believes that a new debt agreement can be obtained by the end of the fourth quarter, however, there can be no assurance that an agreement can be reached that is reasonable to the Company or at all. Additionally, due to the activity generated by the chairman’s remarks at the annual shareholder meeting concerning any potential mergers, spinoffs, sale of the Company as a whole or any other method (see 8-K), the Company put negotiations on hold with the banks amendment of the facility or potential refinance until the uncertainty and any potential outcomes could be realized. Upon any definite agreement being reached, the Company will resume the negotiations on its debt facility. As a result of these violations and the Company’s likelihood of not meeting them at the next reporting period, the debt has been classified as current at November 30, 2012. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks.

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

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2012

Note 4. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following (in thousands):

	November 30,	February 29,
	2012	2012
Raw materials	$21,295	$19,106
Work-in-process	6,687	6,853
Finished goods	7,560	7,027

	35,542	32,986
Reserves for obsolescence	(3,958)	(3,250)

	$31,584	$29,736

Note 5. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following:

	November 30,	February 29,
	2012	2012
Costs incurred to date on uncompleted contracts	$5,088	$7,499
Estimated earnings recognized to date on these contracts	2,795	4,373

	7,883	11,872
Billings to date	(4,835)	(8,978)

Costs and estimated earnings in excess of billings, net	$3,048	$2,894

Costs and estimated earnings in excess of billings	$3,244	$3,236
Billings in excess of costs and estimated earnings	(196)	(342)

	$3,048	$2,894

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

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2012

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

As of November 30, 2012 and February 29, 2012, there were no production costs that exceeded the aggregate estimated cost of all in-process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of November 30, 2012 and February 29, 2012, there were no progress payments that had been netted against inventory.

Note 6. – Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was approximately $179 thousand and $222 thousand for the nine months ended November 30, 2012 and 2011, respectively.

The cost and accumulated amortization of intangible assets were as follows (in thousands):

	November 30, 2012		February 29, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer lists	$3,611	$2,788	$3,611	$2,701
Non-compete agreements	1,245	1,245	1,245	1,245
Patents	777	708	777	692
Other intangibles	649	498	649	423

	$6,282	$5,239	$6,282	$5,061

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2012

Note 7. – Long-term Debt

Long-term debt consisted of the following (in thousands):

	November 30, 2012	February 29, 2012
Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of November 30, 2012); monthly principal payments of $58 plus accrued interest, payable through December 2013 with an extension to December 2015 with a renewal of the credit agreement in December 2013; collateralized by all assets of the Company.	$2,158	$2,683
Note payable to RBC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00% (2.51% combined rate as of November 30, 2012); monthly principal payments of $17 plus accrued interest, payable through December 2013 with an extension to December 2025 with a renewal of the credit agreement in December 2013; collateralized by three properties of the Company and one property owned by the Chief Executive Officer.	2,617	2,767
Mortgage payable to bank; interest rate at Community Banks Base Rate plus 0.5% (3.75% as of November 30, 2012); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Aydin Display Systems, Inc.	339	373

	5,114	5,823
Less current maturities	(4,821)	(945)

	$293	$4,878

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

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2012

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

The outstanding balance of the line of credit at November 30, 2012 was $11.1 million and the balances of the term loans were $2.2 million and $2.6 million, respectively. The outstanding balance of the line of credit at February 29, 2012 was $11.1 million and the balances of the term loans were $2.7 million and $2.8 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority officer. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

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

As of November 30, 2012, the Company was not in compliance with the senior funded debt to EBITDA ratio and permitted share repurchases covenants as defined by the Banks credit line agreements. A breach of these covenants could result in default under our debt agreement, which could prompt the lender to declare all amounts outstanding under the debt agreement to be immediately due and payable and terminate all commitments to extend further credit. If the Company were unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreement accelerates the repayment of the borrowings, there can be no assurance that the Company will have sufficient assets and funds to repay the borrowings under its debt agreements. The Company has been in talks with other banks about refinancing the current debt under an agreement with less restrictive covenants and borrowing base calculations. Management believes that a new debt agreement can be obtained by the end of the fourth quarter, however, there can be no assurance that an agreement can be reached that is reasonable to the Company or at all. Additionally, due to the activity generated by the chairman’s remarks at the annual shareholder meeting concerning any potential mergers, spinoffs, sale of the Company as a whole or any other method (see 8-K), the Company put negotiations on hold with the banks amendment of the facility or potential refinance until the uncertainty and any potential outcomes could be realized. Upon any definite agreement being reached, the Company will resume the negotiations on its debt facility. As a result of these violations and the Company’s likelihood of not meeting them at the next reporting period, the debt has been classified as current at November 30, 2012. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks.

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2012

Note 9. – Gain on Sale of Property, Plant and Equipment

On July 5, 2012 the Company sold its property at 8-18 Riverside Drive in White Mills, PA for $750 thousand. The Company received a $60 thousand down payment and financed the remaining $690 thousand on a ten-year note at an 8% interest rate. The Company is accounting for the sale on the installment method. The total gain on the sale is approximately $602 thousand. The Company recognized approximately $48 thousand of the gain at the time of the sale and the remaining gain of approximately $554 thousand will be recognized as payments are received.

Note 10. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months
	Ended November 30,
	2012	2011
Cash paid for:
Interest	$528	$644

Income taxes, net of refunds	$(119)	$613

Non-cash activity:
Reduction of note receivable for acquisition of StingRay56	$250	$—

Receipt of note receivable in conjunction with the sale of the Chroma property	$690	$—

Receipt of treasury stock in conjunction with the sale of Fox International, Ltd.	$—	$3,272

Reduction of notes payable to officers and directors in conjunction with the sale of Fox International, Ltd.	$—	$199

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2012

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended November 30, 2012 and 2011 (in thousands, except per share data):

	Net Income	Weighted Average Common Shares Outstanding	Earnings Per Share
Three months ended November 30, 2012
Basic	$148	7,566	$0.02
Effect of dilution:
Options	—	49	—

Diluted	$148	7,615	$0.02

Three months ended November 30, 2011
Basic	$1,258	7,628	$0.17
Effect of dilution:
Options	—	55	—

Diluted	$1,258	7,683	$0.17

Nine months ended November 30, 2012
Basic	$450	7,571	$0.06
Effect of dilution:
Options	—	53	—

Diluted	$450	7,624	$0.06

Nine months ended November 30, 2011
Basic	$3,497	7,619	$0.46
Effect of dilution:
Options	—	236	(0.01)

Diluted	$3,497	7,855	$0.45

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2012

Stock-Based Compensation Plans

For the nine-month period ended November 30, 2012 and 2011, the Company recognized general and administrative expenses of $7.7 thousand and $2.0 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheets as part of additional paid in capital. As of November 30, 2012, total unrecognized compensation costs related to stock options granted was $5.6 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

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

Three members of the board of directors were each granted 3,000 stock options during the nine-month period ended November 30, 2012.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the nine months ended November 30, 2012, the Company repurchased 22,031 shares at an average price of $4.10 per share. The Company repurchased 57,087 shares in the nine months ended November 30, 2011. Under the Company’s stock repurchase program, an additional 705,106 shares remain authorized to be repurchased by the Company at November 30, 2012. The Credit Agreement executed by the Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

Note 12. – Income Taxes

The effective tax rate for the nine months ended November 30, 2012 and 2011 was 12.1% and 30.9%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.

Note 13. – Related Party Transactions

In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33.3 thousand plus interest through July 2021. The interest rate on the note was equal to the prime rate plus one percent. The note was secured by a general lien on all assets of the Company, subordinate to the lien held by RBC Bank and Community & Southern Bank. During fiscal 2012, the Company repaid the remaining balance under this loan agreement on November 28, 2011 with consent from RBC Bank and Community & Southern Bank. The payoff was approximately $1.0 million. Interest paid on the loan in the nine months ending November 30, 2011 was $86.4 thousand.

Video Display Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

November 30, 2012

The Company’s CEO provides a portion of the collateral for the term loans with the consortium of RBC Bank and Community & Southern Bank. (See Note 8 – Lines of Credit)

Note 14. – Legal Proceedings

During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain other assets of Clinton Electronics Corp. (“Clinton”), including inventory and fixed assets, for a total purchase price of $2,550,000, pursuant to an Asset Purchase Agreement between the parties (the “APA”). The form of consideration for the assets acquired included: (i) a $1.0 million face value Convertible Note; (ii) an agreement to deliver a stock certificate representing Company Common Shares having a $1,125,000 in market value of the Company’s common stock in January of 2008; and (iii) an agreement to deliver a stock certificate representing Company Common Shares having a $500,000 in market value of the Company’s common stock in January of 2009. The Company had paid the $1.0 million Note Payable in January 2008. The Company disputed certain representations made by Clinton in the APA including, but not limited to, representations concerning revenue, expenses, and inventory. As a result of this dispute, the Company did not issue the stock certificates scheduled for delivery January of 2008 and January of 2009. As such, the Company had accrued a potential liability of $1,625,000 and this accrued liability was reflected in the Company's Balance Sheet until the settlement was reached.

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

November 30, 2012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company's 2012 Annual Report to Shareholders, which included audited consolidated financial statements and notes thereto for the fiscal year ended February 29, 2012, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Inventory management - The Company continually monitors historical sales trends as well as projected future needs to ensure adequate on-hand supplies of inventory and to mitigate the risk of overstocking slower moving, obsolete items. The Company’s inventories increased particularly in the monitor division due to new product lines it is carrying, due to requirements to fulfill contracts and last-time buys. The Company has two new divisions, Aydin Visual Solutions and Aydin Cyber Security which between the two have added $1.7 million in inventory since February 29, 2012. The Aydin Displays subsidiary has increased inventories by $0.8 million since February 29, 2012 to secure products that would no longer be available and are needed for an active contract and the Lexel subsidiary increased inventory by $1.3 million due to last time buys of glass and other items needed for current orders. The other divisions decreased their inventories.

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over approximately 310 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies,

Video Display Corporation and Subsidiaries

November 30, 2012

particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at November 30, 2012 and February 29, 2012, believes its reserves to be adequate.

Interest rate exposure – The Company had outstanding debt of $16.2 million as of November 30, 2012, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board could have a negative effect on the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Results of Operations

The following table sets forth, for the three and nine months ended November 30, 2012 and 2011, the percentages that selected items in the Condensed Consolidated Statements of Income bear to total sales:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2012	2011	2012	2011
Sales
Monitors	96.6%	92.3%	95.3%	91.6%
Data display CRTs	3.1	7.4	4.2	7.9
Entertainment CRTs	0.1	0.1	0.1	0.2
Components parts	0.2	0.2	0.4	0.3

Total Company	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	74.0%	66.5%	72.3%	67.9%
Selling and delivery	10.3	8.8	11.0	8.1
General and administrative	13.9	12.7	14.9	12.8

	98.2%	88.0%	98.2%	88.8%

Operating profit	1.8%	12.0%	1.8%	11.2%

Interest expense	(1.3)%	(1.2)%	(1.4)%	(1.3)%
Other income, net	0.7	0.4	1.0	0.3

Income before income taxes	1.2%	11.2%	1.4%	10.2%
Income tax expense	0.0	3.4	0.2	3.2

Net income	1.2%	7.8%	1.2%	7.0%

This year’s results have been negatively impacted by two new divisions, Aydin Visual Solutions and Aydin Cyber Security. The two divisions have net losses of $565 thousand and $1.1 million, respectively through the nine months ended November 30, 2012. These two entities are still in the start up stages, causing the losses noted and decreasing consolidated net income of the company.

Net sales

Consolidated net sales decreased $3.4 million for the three months ended November 30, 2012 and $12.0 million for the nine months ended November 30, 2012 as compared to the three and nine months ended November 30, 2011. The Component Parts division had a slight increase in sales during both time periods ending November 30, 2012, but the other divisions all had decreases. The Data Display and Entertainment divisions both generated less than half the sales of the comparable periods ending November 30, 2011.

The decrease in the Monitor division was lead by the Company’s Display Systems division, with sales decreasing for the nine-month period ending November 30, 2012, compared to the nine months ending November 30, 2011, from

Video Display Corporation and Subsidiaries

November 30, 2012

$10.2 million to $5.4 million or 46.7%. The sales decrease is a result of a transition from selling “CRT products” to developing and selling digital display solutions. The typical sales cycle of a new product solution is 12 to 18 months. Management believes Display Systems is at the cusp of seeing the results of this transition. The Company’s Aydin subsidiary’s sales decreased by 29.0% for the nine-month comparable period ending November 30, 2012, from $20.8 million to $14.8 million. The decrease was primarily due to approximately $5.0 million of shipments on long-term military contracts which have been delayed and approximately $1.0 million of projects not renewed due to lack of funding. The Z-Axis subsidiary was down 25.8% due to fewer shipments to their two major customers. Last year one of Z-Axis’s major customers used Z-Axis’s products to correct problems with their products already in the market place which created abnormally high demand. The second customer’s demand has slowed due to decreases in orders from their military customers caused by the slowdown in overseas conflicts. Overall, the Company expects results to improve over the first nine months of the fiscal year; however, the revenues are not expected to reach last year’s 12 - month results. The Data Display division decrease was due to the shutdown of the division’s Clinton facility in the fourth quarter of fiscal 2012 and the Tucker facility’s decrease was primarily to its top customer in flight simulation and decreases among most of its customer base.

Gross margins

Consolidated gross margins decreased by 38.9% for the three months ended November 30, 2012 over the three months ended November 30, 2011 and as a percent to sales decreased from 33.5% to 26.0%. The consolidated gross margin decreased by 34.7% for the nine months ended November 30, 2012 over the nine months ended November 30, 2011 and as a percent to sales decreased from 32.1% to 27.7% due to the decreased sales noted above while absorbing fixed costs.

Gross margins within the Monitor division decreased by 33.7% for the three month period ended November 30, 2012 over the comparable three month period ended November 30, 2011 and decreased by 32.0% for the nine month period ended November 30, 2012 over the comparative nine month period ended November 30, 2011 due to decreased sales volume. The actual gross margin percentages increased at Aydin Displays for the nine month period ending November 30, 2012 despite lower sales due to product mix. The gross margin percentage at Display Systems decreased by 61.5% due to a lack of sales volume. The Data Display division gross margins decreased by 136.0% for the three-month comparable period ended November 30, 2012, and decreased by 82.2% for the nine months ended November 30, 2012 compared to the nine months ended November 30, 2011, due to the impact of the decreased revenue at the Company’s display facility caused by a reduction in demand for these products due to changes in technology, i.e. CRTs being replaced by flat screens in certain applications. The gross margins in home entertainment CRTs and the Component Parts were negligible as both divisions sales continue to decline and are not material to the results of the Company. The Company expects gross margins to improve slightly compared to the first nine months of the fiscal year due to improved margins at VDCDS, Aydin Displays and Z-Axis based on the forecasted product mix at these divisions.

Operating expenses

Operating expenses as a percentage of sales increased from 21.5% to 24.2% for the comparable three months ended November 30, 2012 and increased from 20.9% to 25.9% for the nine months ended November 30, 2012. This was primarily due to a larger decrease in revenues than expenses. Actual expenses decreased by $0.4 million for the three month period and by $0.7 million for the nine month period ending November 30, 2012 which was not as significant as the decrease in sales. We expect selling expenses will continue to track at last year’s levels as the Company continues its marketing efforts to boost revenues. General and Administrative expenses are down approximately $800 thousand and we anticipate they will continue to decrease compared to last year.

Video Display Corporation and Subsidiaries

November 30, 2012

Interest expense

Interest expense decreased 10.0% for the three-month comparable period ended November 30, 2012, and decreased 15.3% for the comparable nine month period ended November 30, 2012 due to decreased average borrowings by the Company. The Company expects to have higher interest costs due to the higher interest rate being charged by the bank for the covenant breach; this will be somewhat offset as the outstanding debt decreases, due to increased cash flow from operations and the management of current assets. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.

Income taxes

The effective tax rate for the three months ended November 30, 2012 and 2011 was 0.0% and 30.0%, respectively and for the nine months ended November 30, 2012 and 2011 was 12.1% and 30.9%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.

Liquidity and Capital Resources

As of November 30, 2012, the Company had total cash of zero as all cash is swept on a daily basis and pays down the line of credit and availability under the line of credit was approximately $0.1 million based on the accounts receivable and inventory borrowing base calculations. The Company’s working capital was $22.4 million and $37.3 million at November 30, 2012 and February 29, 2012, respectively. The decrease in the working capital is due to $15.0 million of debt reclassified to a short-term liability due to the Company’s bank covenant violation and the likelihood of doing so in subsequent quarters. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements (largely inventories and accounts receivable), debt service, capital expenditures, and product line additions.

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

Video Display Corporation and Subsidiaries

November 30, 2012

The outstanding balance of the line of credit at November 30, 2012 was $11.1 million and the balances of the term loans were $2.2 million and $2.6 million, respectively. The outstanding balance of the line of credit at February 29, 2012 was $11.1 million and the balances of the term loans were $2.7 million and $2.8 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority officer. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

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

As of November 30, 2012, the Company was not in compliance with the senior funded debt to EBITDA ratio and permitted share repurchases covenants as defined by the Banks credit line agreements. A breach of these covenants could result in default under our debt agreement, which could prompt the lender to declare all amounts outstanding under the debt agreement to be immediately due and payable and terminate all commitments to extend further credit. If the Company were unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreement accelerates the repayment of the borrowings, there can be no assurance that the Company will have sufficient assets and funds to repay the borrowings under its debt agreements. The Company has been in talks with other banks about refinancing the current debt under an agreement with less restrictive covenants and borrowing base calculations. Management believes that a new debt agreement can be obtained by the end of the fourth quarter, however, there can be no assurance that an agreement can be reached that is reasonable to the Company or at all. Additionally, due to the activity generated by the chairman’s remarks at the annual shareholder meeting concerning any potential mergers, spinoffs, sale of the Company as a whole or any other method (see 8-K), the Company put negotiations on hold with the banks amendment of the facility or potential refinance until the uncertainty and any potential outcomes could be realized. Upon any definite agreement being reached, the Company will resume the negotiations on its debt facility. As a result of these violations and the Company’s likelihood of not meeting them at the next reporting period, the debt has been classified as current at November 30, 2012. The senior funded debt to EBITDA covenant was deemed to be the most restrictive by the Company and the Banks.

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

Cash provided by operations for the nine months ended November 30, 2012 was $1.2 million. Net income from operations provided $0.5 million, and adjustments to reconcile net income to net cash were $1.2 million including depreciation and reserves. Changes in working capital used $0.5 million primarily due to an increase in inventory of $2.8 million and an increase in costs on uncompleted contracts of $0.2 million offset by an increase in accounts payable and accrued liabilities of $0.2 million, a decrease in accounts receivable of $1.3 million, a decrease in short-term notes receivable of $0.3 million, a decrease in prepaid expenses of $0.1 million, and a decrease in refundable taxes of $0.6 million. Cash provided by operations for the nine months ended November 30, 2011 was $2.2 million.

Video Display Corporation and Subsidiaries

November 30, 2012

Investing activities used cash of $0.6 million due to the purchase of equipment for $0.63 million offset by $0.05 million for the proceeds from the sale of the Chroma property during the nine months ended November 30, 2012. Cash provided by investing activities for the nine months ended November 30, 2011 was $1.0 million.

Financing activities used cash of $0.7 million for the nine months ended November 30, 2012, due to net repayments against the line of credit of $0.68 million and the purchase of treasury stock for $0.09 million. Cash used by financing activities for the nine months ended November 30, 2011 was $4.5 million.

The Company’s debt agreements with financial institutions contain affirmative and negative covenants, including requirements related to tangible net worth and debt service coverage and new loans. Additionally, dividend payments, capital expenditures, and acquisitions have certain restrictions. Substantially all of the Company’s retained earnings are restricted based upon these covenants.

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the nine months ended November 30, 2012, the Company repurchased 22,031 shares at an average price of $4.10 per share. The Company repurchased 57,087 shares in the nine months ended November 30, 2011. Under the Company’s stock repurchase program, an additional 705,106 shares remain authorized to be repurchased by the Company at November 30, 2012. The Credit Agreement executed by the Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

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

Video Display Corporation and Subsidiaries

November 30, 2012

Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer-buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There were no significant changes in management’s estimates in the third quarter of fiscal 2013 and 2012; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions. The Company is currently assessing the adequacy of certain reserves in its monitor operations and anticipates that there will be additional reserves set aside during the fourth quarter.

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

November 30, 2012

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

Forward-Looking Information and Risk Factors

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012 could cause actual results to differ materially. There appears to be a greater risk that military spending could decline and therefore our sales could decline, having a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $16.2 million of outstanding debt at November 30, 2012 related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at November 30, 2012. The Company does not trade in derivative financial instruments.

Video Display Corporation and Subsidiaries

November 30, 2012

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2012. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2012.

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

November 30, 2012

PART II

Item 1.	Legal Proceedings

During 2007, the Company acquired the Cathode Ray Tube Manufacturing and Distribution Business and certain other assets of Clinton Electronics Corp. (“Clinton”), including inventory and fixed assets, for a total purchase price of $2,550,000, pursuant to an Asset Purchase Agreement between the parties (the “APA”). The form of consideration for the assets acquired included: (i) a $1.0 million face value Convertible Note; (ii) an agreement to deliver a stock certificate representing Company Common Shares having a $1,125,000 in market value of the Company’s common stock in January of 2008; and (iii) an agreement to deliver a stock certificate representing Company Common Shares having a $500,000 in market value of the Company’s common stock in January of 2009. The Company had paid the $1.0 million Note Payable in January 2008. The Company disputed certain representations made by Clinton in the APA including, but not limited to, representations concerning revenue, expenses, and inventory. As a result of this dispute, the Company did not issue the stock certificates scheduled for delivery January of 2008 and January of 2009. As such, the Company had accrued a potential liability of $1,625,000 and this accrued liability was reflected in the Company's Balance Sheet until the settlement was reached.

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

Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2012. There appears to be a greater risk that military spending could decline and therefore our sales could decline, having a material adverse effect on our business. Besides this, there have been no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Video Display Corporation and Subsidiaries

November 30, 2012

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

VIDEO DISPLAY CORPORATION

January 14, 2013	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 14, 2013	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer