Form 10-K
period 2013-02-28
VIDEO DISPLAY CORP
filed 2013-05-29
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒

As of August 31, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the NASDAQ National Market System was $10,857,131.

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2013 was 7,566,610.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

VIDEO DISPLAY CORPORATION

PART I

Item 1. Business.

General

Video Display Corporation (the “Company” or “we”) is a world-class provider and manufacturer of video products, components, and systems for visual display and presentation of electronic information media in all requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems, for government, military, aerospace, medical, industrial, and commercial organizations. The Company markets its products worldwide primarily from facilities located in the United States and several sales and service agents located worldwide. Please read the comments under the caption “Forward looking statements and risk factors” in Item 1A Risk Factors of this Annual Report on Form 10-K.

Description of Principal Business

The Company generates revenues from the manufacturing and distribution of displays and display components. The Company operates primarily in two divisions: Monitors and Display CRTs.

Consolidated Net Sales by division for fiscal 2013 are comprised of the following:

Monitors (95.3%)

Data Display CRTs (4.4%)

All Other (0.3%)

A more detailed discussion of sales by category of product is included under the section entitled “Principal Products by Division.”

The Company’s manufacturing and distribution facilities are located in Georgia, Florida, Pennsylvania, New York, and Kentucky, in addition to several sales and service agents located worldwide.

The Company continues to explore opportunities to expand its product offerings in the display industry. The Company anticipates that this expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company’s position in the display industry. Management continually evaluates product trends externally in the industry and internally in the divisions in which the Company operates. Overall trends are discussed herein under “Flat Panel and Other Technology.” During the last three years, the Company expended significant research and development funds (approximately $0.9 million in fiscal 2013) in high-resolution projection displays, active matrix liquid crystal display (“AMLCD”) technologies, and infrared imaging (“IR”) for commercial and military applications.

Segment Information

We operate and manage our business as one segment. The Monitor and Data Display divisions have similarities such as the types of products and markets served. Therefore, we believe they meet the criteria for aggregation under the applicable authoritative guidance and, as such, are reported as one segment within the Consolidated Financial Statements.

Principal Products by Division

Monitors

The Company’s monitor operations are conducted in Phelps, New York (Z-Axis); Birdsboro, Pennsylvania (Aydin); Cape Canaveral, Florida (Display Systems); Palm Bay, Florida (Aydin CyberSecurity) Lexington, Kentucky (Lexel) and Tucker, Georgia (Aydin Visual Solutions).

This portion of the Company’s operations, which contributed approximately 91% of fiscal 2013 consolidated net sales, involves the design, engineering, and manufacture of complete monochrome, color monitor, and projector display units using new CRTs or flat panel displays. The Company will customize these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.

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

The Company anticipates that AMLCD and plasma display products, due to their lower space and power requirements, will eventually become the display of choice in many display applications. The significance of this continuing trend has had an effect on the Company. In anticipation of long-term trends toward flat panel display usage, the Company has focused its efforts, as well as its acquisition strategy, toward flat panel technologies for niche market applications in the medical, simulation, training and military markets. However, there remains a market for CRTs in many industrial applications and the CRT business remains a large portion (approximately 25%) of the Company’s revenues.

Data Display CRTs

Since its organization in 1975, the Company has been engaged in the distribution and manufacture of CRTs using new and recycled CRT glass bulbs, primarily in the replacement market, for use in data display screens, including computer terminal monitors, medical monitoring equipment and various other data display applications and in television sets.

The Company’s CRT manufacturing operation of new and recycled CRTs is conducted at a facility located in Lexington, Kentucky (Lexel). The Company’s Tucker, Georgia location is the Company’s primary distribution point for data display CRTs purchased from outside sources.

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

Other

The Company, through its Tucker, Georgia based electron gun manufacturing subsidiary, Southwest Vacuum Devices, Inc., manufactured electron gun assemblies comprised of small metal, glass and ceramic parts. The assembly process is highly labor intensive. While the particular electron guns being sold are of the Company’s own design, most are replacements for electron guns previously designed for original equipment CRTs used in television sets and computer monitors. Raw materials consist of glass and metal stamped parts. The Company closed the operations of Southwest Vacuum Devices, Inc. on February 28, 2013 and moved the remaining business to its CRT operations plant, Lexel Imaging in Lexington, Ky.

Although Southwest Vacuum marketed its products to independent customers, the majority of electron guns produced by the Company are consumed internally among the Company’s own CRT manufacturing facilities. Sales to these related divisions, which have been eliminated in the consolidated financial statements, amounted to approximately $275,000 and $168,000 for fiscal 2013 and 2012, respectively.

Patents and Trademarks

The Company is currently in the process of applying for patents on newly developed products and technology and holds patents with respect to certain products and services. The Company also sells products under various trademarks and trade names. Additionally, the Company licenses certain electronic technology to other manufacturing companies, which generated royalty revenues of approximately $200,000 and $109,000 in fiscal 2013 and 2012, respectively. The Company believes that its patents and trademarks are of value and intends to protect its rights when, in its view, these rights are infringed upon. The Company’s key patents expire in 2014. The Company believes that success in its industry primarily will be dependent upon incorporating emerging technology into new product line introductions, frequent product enhancements, and customer support and service.

Seasonal Variations in Business

Historically, there has not been seasonal variability in the Company’s business.

Working Capital Practices

On December 23, 2010, the Company and its subsidiaries executed a Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide financing to the Company to replace the prior credit agreement with RBC Bank that terminated in conjunction with this Agreement. The current Agreement initially provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. On March 5, 2012 PNC Bank replaced RBC Bank in our agreement having acquired the U.S. operations of RBC Bank.

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

The outstanding balance of the line of credit at February 28, 2013 was $9.9 million and the balances of the term loans were $2.0 million and $2.6 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority officer. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

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

As of February 28, 2013, the Company was not in compliance with the fixed charge coverage ratio, the senior funded debt to EBITDA ratio (which the Company believes is the most restrictive covenant) and permitted share repurchases covenants as defined by the Banks credit line agreements. The breach of these covenants resulted in a default under our debt agreement and a current classification of the loans earlier in this fiscal year. This default could prompt the lender to declare all amounts outstanding under the debt agreement to be immediately due and payable and terminate all commitments to extend further credit; however, the Banks have given no current indication of any intention of calling the loans. If the debts were called and the Company was unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreement accelerates the repayment of the borrowings, there can be no assurance that the Company will have sufficient assets and funds to repay the borrowings under its debt agreements. Additionally, due to the activity generated by the chairman’s remarks at the 2012 annual shareholder meeting concerning any potential mergers, spinoffs, sale of the Company as a whole or any other method (see 8-K); the Company put negotiations on hold with the current syndication of banks.

As the current syndication of banks has given no indication of calling the loans, management believes the most appropriate plan of action is to continue to operate the Company, while exploring those options mentioned by the chairman above, and to continue to make timely and current payments under the debt agreements. Management has forecast this plan and believes that in the absence of the current syndication calling the loans, it can operate in this manner. The Company believes conditions are improving throughout all the divisions and has seen significant activity in new quotes and business won.

Management, while operating as noted above, is exploring opportunities for potential mergers, spinoffs, sale of the Company as a whole or other methods. In the absence of obtaining new funding and/or any potential mergers, spinoffs, sale of the Company as a whole or any other method, management believes continuing and newly generated business as well as CEO’s commitment to infuse additional capital, if needed, will sustain the Company going forward.

As the debt is maturing on December 1, 2013 and classified a current, the need for refinancing exists. Therefore, the Company has resumed talks with other banks about refinancing the current debt under an agreement with less restrictive covenants and borrowing base calculations. Management believes that a new debt agreement can be obtained by the end of the second quarter of fiscal 2014; however, there can be no assurance that an agreement can be reached that is reasonable to the Company or at all.

Concentration of Customers

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, industrial and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 37% and 42% of consolidated net sales for fiscal 2013 and 2012. Sales to foreign customers were 9% of consolidated net sales for both fiscal 2013 and 2012, respectively. The Company had one customer that comprised 14.8% (Lockheed Martin) of the Company’s net sales in fiscal 2013. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $14.3 million at February 28, 2013 and $24.0 million at February 29, 2012. It is anticipated that more than 85% of the February 28, 2013 backlog will ship during fiscal 2014.

Government Contracts

The Company, primarily through its Aydin, Lexel, and Display Systems subsidiaries, had contracts with the U.S. government (principally the Department of Defense and Department of Defense subcontractors) which generated net sales of approximately $18.4 million and $26.9 million for fiscal 2013 and 2012, respectively. The Company’s costs and earnings in excess of billings on these contracts were approximately $2.4 million at February 28, 2013 and $3.2 million at February 29, 2012. The Company had billings in excess of costs and earnings on these contracts of $0.2 million at February 28, 2013 and $0.3 million at February 29, 2012. These contracts are typically less than twelve months in duration and specify a delivery schedule for units ordered. Most of these government contracts specify a designated number of units to be delivered at a specified price, rather than on a cost plus basis. These contracts are subject to government audit to ensure conformity with design specifications.

Environmental Matters

The Company’s operations are subject to federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on the Company’s consolidated financial condition, results of operations, or cash flow in the past and are not expected to have a material adverse impact in the foreseeable future.

Research and Development

The objectives of the Company’s research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing display systems and electron optic technology. The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative costs. Research and development costs were approximately $0.9 million and $0.9 million in fiscal 2013 and 2012, respectively.

Employees

As of February 28, 2013, the Company employed 285 persons on a full-time basis. Of these, 83 were employed in executive, administrative, and clerical positions, 17 were employed in sales and distribution, and 185 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory.

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

The Company utilizes flat panel displays in many of its monitor units. These flat panels are purchased from OEMs. The consolidated net sales generated in fiscal 2013 from products utilizing flat panel technology were $15.5 million as compared to $22.9 million in fiscal 2012. Historically, a significant portion of the Company’s revenues is generated from the replacement CRT market. Although the CRT market remains a quite viable market, the growth in flat panel products is outpacing growth in CRT products. As trends continue to become more defined, and replacement of these products occurs in five to seven years, the Company foresees a bigger impact and utilization of flat panel products in its business. There is competition in the area of flat panel technology and the Company will strive to rely on its ability to adapt and incorporate designs into its future products so that it may compete in a profitable manner. Currently, the flat panel market is made up of many competitors of various sizes, none holding a dominant position in the flat panel marketplace.

The Company now operates in several markets in the areas of custom electronic circuitry. The Company’s Z-Axis subsidiary specializes in custom power supply and circuit board solutions, the Company’s Aydin Display Systems subsidiary specializes in custom flat panel displays for the government and industrial markets, the Company’s VDC Display Systems division specializes in projector design and video solutions and the Company’s Aydin CyberSecurity division specializes in making electronic devices cyber secure. The Company became the North American distributor for the German company, Eyevis GmbH, focusing on configurable visual solutions for command and control and other large format visuals in the energy, utility, transportation, industrial and security markets.

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

Our inability to refinance our debt could negatively affect the future of our business.

•	Our inability to refinance with our current bank or others, if necessary, could expose us to the risk of the bank exercising its rights against the collateral under the terms of the loan; and

•	Our inability to refinance with a commercial bank could expose us to the risk of increased interest rates.

Our level of indebtedness could adversely affect the future operation of our business.

Our level of indebtedness could have important consequences, including:

•	making it more difficult for us to make payments on the debt, as our business may not be able to generate sufficient cash flows from operating activities to meet our debt service obligations;

•	increasing our vulnerability to general economic and industry conditions;

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

The Company was not in compliance with the fixed charge cover ratio, the senior funded debt to EBITDA ratio (which the Company believes is the most restrictive covenant) and permitted share repurchases covenants as defined by the Banks credit line agreements. This default could prompt the lender to declare all amounts outstanding under the debt agreements to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreements accelerates the repayment of borrowings, we cannot assure the shareholders that we will have sufficient assets and funds to repay the borrowings under our debt agreements. See related comments under the caption “Management’s Discussion of Liquidity and Capital Resources” in Part II, Item 7 in this Annual Report of Form 10-K.

Changes in government priorities may affect military spending, and our consolidated financial condition and results of operations could suffer if their purchases decline.

We currently derive a significant portion of our net sales (37% in fiscal 2013) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less than twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.

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

We depend upon our information technology systems in the conduct of our operations and financial reporting. If our major information systems fail to perform as anticipated, we could experience difficulties in maintaining normal business operations. Such systems-related problems could adversely affect product development, sales, and profitability.

Changes to accounting rules or regulations may adversely affect our results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our consolidated financial condition or results of operations.

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

A significant portion of our consolidated net sales (9% in fiscal 2013) is made to foreign customers. We also receive a significant amount of our raw materials from foreign vendors. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

•	Economic downturns;

•	Currency exchange rate and interest rate fluctuations;

•	Changes in governmental policy, including, among others, those relating to taxation;

•	International military, political, diplomatic and terrorist incidents;

•	Government instability;

•	Nationalization of foreign assets;

•	Natural disasters; and

•	Tariffs and governmental trade policies.

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

The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires
Tucker, Georgia	59,000	October 31,2018
Stone Mountain, Georgia	45,000	May 31,2018
Palm Bay, Florida	21,388	April 30, 2017
Bossier City, Louisiana	26,000	Company Owned
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Phelps, New York	32,000	Company Owned
Cape Canaveral, Florida	30,000	January 17, 2014
Lexington, Kentucky	80,000	March 31,2015

(a)

The Birdsboro, Pennsylvania property secures mortgage loans from a bank with a principal balance of $0.3 million as of February 28, 2013. This mortgage loan bears an interest rate of approximately 3.75%. Monthly principal and interest payments of approximately $5,000 are payable through October 2021.

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

The following table shows the range of prices for the Company’s common stock as reported by NASDAQ for each quarterly period beginning on March 1, 2011. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 28, 2013		February 29, 2012
Quarter Ended	High	Low	High	Low
May	$5.88	$3.81	$3.98	$3.45
August	4.39	3.75	4.32	3.37
November	4.58	3.63	4.77	3.45
February	3.99	3.56	6.32	4.84

There were approximately 385 holders of record of the Company’s common stock as of May 15, 2013.

Payment of cash dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate. The Company is restricted by certain loan agreements regarding the payout of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 28, 2013 regarding compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance.

Stock Option Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	62,000	$4.50	752,000

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2013, the Company purchased 22,031 shares. Under this program, an additional 705,106 shares remain authorized to be repurchased by the Company at February 28, 2013. In addition, the Company acquired an additional 800,000 shares as part of the sale of its Fox International Ltd, Inc. subsidiary on March 1, 2011. As discussed in Note 5, the Loan and Security Agreement executed by Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

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

•

Entertainment CRTs – offers a wide range of CRTs and projection tubes for television and home theater equipment. This division was closed in February 2013 and remaining inventory was moved to the Data Display CRTs Tucker location.

•

Component Parts – provides replacement electron guns and other components for CRTs primarily for servicing the Company’s internal needs. This division was closed in February 2013 and the remaining inventory was transferred to the Company’s CRT manufacturing operation in Lexington, Kentucky.

During fiscal 2013, management of the Company focused key resources on strategic efforts to dispose of unprofitable operations and seeking acquisition opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management - The Company continually monitors historical sales trends as well as projected needs to ensure adequate on hand supplies of inventory and to ensure against overstocking of slower moving, obsolete items.

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averaged 309 days during fiscal 2013, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The Company also maintains inventory for warranty repairs and replacements for products out in the field which are no longer in its current products. In the monitor operations of the Company’s business, the market for its products is characterized by rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers or accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. The Company’s management monitors the adequacy of its inventory reserves regularly, and at February 28, 2013, believes its reserves to be adequate.

Interest rate exposure – The Company had outstanding debt of approximately $15 million and $17 million, as of February 28, 2013 and February 29, 2012, respectively, subject to interest rate fluctuations by the Company’s lenders. Variable interest rates on the Company’s loans and the potential for rate hikes could negatively affect the Company’s future earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Operations

The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):

(See Item 1. Business – Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions.)

	2013		2012
	Amount	%	Amount	%
Net Sales
Monitors	$46,779	95.3%	$58,596	91.2%
Data Display CRTs	2,134	4.3	5,302	8.3
Entertainment CRTs	31	0.1	127	0.2
Component Parts	159	0.3	206	0.3

Total Company	49,103	100.0	64,231	100.0

Costs and expenses
Cost of goods sold	$36,189	73.7%	$44,286	69.0%
Selling and delivery	5,350	10.9	5,485	8.5
General and administrative	7,375	15.0	8,437	13.1

	48,914	99.6	58,208	90.6
Income from operations	189	0.4	6,023	9.4
Interest expense	(713)	(1.5)	(793)	(1.3)
Other income, net	381	0.8	120	0.2

Income before income taxes	(143)	(0.3)	5,350	8.3
(Benefit)/provision for income taxes	(151)	(0.3)	1,773	2.8

Net Income	$8	0.0%	$3,577	5.5%

Fiscal 2013 Compared to Fiscal 2012

Net Sales

Consolidated net sales decreased $15.1 million or 23.6% to $49.1 million for fiscal 2013, compared to $64.2 million for fiscal 2012.

The Company’s business is more concentrated in the monitor division of the Company where all the new growth is occurring as the market for CRTs declines and moves to newer technologies. The Company is now a video display solutions company, while it still services the existing CRT markets, which overall account for approximately 25% of the Company’s revenues. The Monitor revenues decreased $11.8 million due to the delay of long-term contracts at Aydin Displays and a slowdown in Z-Axis’ custom manufacturing and power supply sales due to the leveling off of business at its two largest customers, one in custom manufacturing and one in power supplies. Overall, Aydin Displays revenues decreased 34% over the prior fiscal year to $17.7 million and Z-Axis decreased 30% in net revenues to $11.8 million over the prior fiscal year. Display Systems business was down 30% from the prior fiscal year as it transitions from selling and refurbishing CRTs to developing and selling digital display solutions. Lexel experienced a 1.5% decline in revenues due to a decline in orders for various types of its CRT business. Lexel is expected to rebound in fiscal 2014 due to foreign sales projections which were down in fiscal 2013. Data Display CRT sales in fiscal 2013 declined due to decreased demand in the CRT market including the division’s largest customer.

Entertainment CRT and Component Parts net sales declined by a combined 43% in fiscal 2013 compared to fiscal 2012. The two divisions represent only 0.4% of the Company’s revenues for fiscal 2013. The two divisions were both closed at the end of the fiscal year ended February 28, 2013. The remaining inventory for the Entertainment division was transferred to the Display Division in Tucker, Georgia and the remaining inventory for the Component Parts Division was transferred to the Company’s CRT manufacturing operation in Lexington, Kentucky. Due to the continued shift to flat screen televisions, the market for replacement CRTs in the consumer market has diminished. Component Parts sales have generally declined in recent years due to weaker demand for electron gun and stem sales. This business will continue to decline as the CRT industry moves to the new technologies. The division primarily supplies the other divisions with parts they need to complete the assembly of their products.

Gross Margins

Consolidated gross margins decreased to 26.3% for fiscal 2013 from 31.1% for fiscal 2012. Overall gross margin dollars decreased by $7.0 million or 35.3% versus the prior fiscal year.

The Company’s reductions in gross margins were a direct reflection of the decreased revenues which were across the board at all divisions. $2.3 million of the $7.0 million dollar decrease was due to the decrease in the gross margin percentage caused somewhat by product mix and by the fixed costs of production. The remaining $4.7 million dollar decrease was due to the decreased sales of $15.1 million dollars.

The Company had two divisions which heavily contributed to the decrease in the gross margin percentage decrease, Display Systems in Cape Canaveral and a new division, Aydin Cyber security in Palm Bay, Florida. Display Systems gross margin percentage decreased 47% and Aydin Cyber Security posted a negative 42% gross margin. Both divisions are expected to improve on those numbers as new, better margin business is forecasted.

The Aydin Displays and Z-Axis divisions are primarily the cause of the overall decrease in gross margin dollars. Both divisions maintained or improved their gross margin percentage, but due to their decrease in sales their gross margin dollars decreased 27% and 31% respectively.

Operating Expenses

Operating expenses as a percentage of sales increased to 25.9% for fiscal 2013 from 21.7% for fiscal 2012 primarily reflecting increases in sales salaries and outside contractors. The higher salaries are attributable to increases in additional sales people including the new divisions, Aydin Visual Solutions (full year) and Aydin CyberSecurity. The outside contractors increased due to certain government contracts the Company was pursuing. The percentage increase was also attributed to the lower sales volume.

Although operating expenses increased as a percentage to sales, overall operating expenses decreased in fiscal 2013 compared to fiscal 2012. The Company believes it can maintain the fixed operating costs at current levels and the variable costs, such as commissions will increase as revenues increase but in an orderly manner.

Plant Closure

As of February 28, 2013, the Company closed its Novatron facility in Bossier City, Louisiana, a distributor of entertainment CRTs, and Southwest Vacuum Systems, a manufacturer of electron guns and other components for CRTs. The remaining inventory and CRT-related operations were moved to the Company’s Lexel Imaging Systems subsidiary in Lexington, Kentucky where they will continue to be manufactured and its Data Displays distribution facility in Tucker, Georgia.

As of February 29, 2012, the Company closed its Clinton Displays facility in Loves Park, Illinois, a manufacturer of CRTs. The remaining inventory and CRT-related operations were moved to the Company’s Lexel Imaging Systems subsidiary in Lexington, Kentucky where they will continue to be manufactured and its Data Displays distribution facility in Tucker, Georgia. The operating loss generated by Clinton Displays for the year ended February 29, 2012 was approximately $1.3 million and is included in the Company’s results from operations for fiscal 2012.

Interest Expense

Interest expense decreased to $0.7 million for fiscal 2013 compared to $0.8 million in fiscal 2012. Overall, interest expense decreased by $0.1 million as the Company reduced debt by nearly $1.5 million during the current fiscal year. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.

The Company’s interest expense will increase during the first two quarters of the upcoming fiscal year until it can reach a more favorable bank agreement with another bank.

Income Taxes

The Company had net loss before taxes of approximately ($143) thousand dollars and an income benefit of approximately ($151) thousand dollars for fiscal 2013 or a rate of 105%, compared to a tax expense of $1.7 million or a 33.1% rate for fiscal 2012 on net income before taxes of $5.3 million dollars.

Liquidity and Capital Resources

As of February 28, 2013, the Company was not in compliance with the fixed charge coverage ratio, the senior funded debt to EBITDA ratio (which the Company believes is the most restrictive covenant) and permitted share repurchases covenants as defined by the Banks credit line agreements. The breach of these covenants resulted in a default under our debt agreement and a current classification of the loans earlier in this fiscal year. This default could prompt the lender to declare all amounts outstanding under the debt agreement to be immediately due and payable and terminate all commitments to extend further credit; however, the Banks have given no current indication of any intention of calling the loans. If the debts were called and the Company was unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreement accelerates the repayment of the borrowings, there can be no assurance that the Company will have sufficient assets and funds to repay the borrowings under its debt agreements. Additionally, due to the activity generated by the chairman’s remarks at the 2012 annual shareholder meeting concerning any potential mergers, spinoffs, sale of the Company as a whole or any other method (see 8-K), the Company put negotiations on hold with the current syndication of banks.

As the current syndication of banks has given no indication of calling the loans, management believes the most appropriate plan of action is to continue to operate the Company, while exploring those options mentioned by the chairman above, and to continue to make timely and current payments under the debt agreements. Management has forecast this plan and believes that in the absence of the current syndication calling the loans, it can operate in this manner. The Company believes conditions are improving throughout all the divisions and has seen significant activity in new quotes and business won.

Management, while operating as noted above, is exploring opportunities for potential mergers, spinoffs, sale of the Company as a whole or other methods. In the absence of obtaining new funding and/or any potential mergers, spinoffs, sale of the Company as a whole or any other method, management believes continuing and newly generated business as well as CEO’s commitment to infuse additional capital, if needed, will sustain the Company going forward.

As the debt is maturing on December 1, 2013 and classified as current, the need for refinancing exists. Therefore, the Company has resumed talks with other banks about refinancing the current debt under an agreement with less restrictive covenants and borrowing base calculations. Management believes that a new debt agreement can be obtained by the end of the second quarter of fiscal 2014; however, there can be no assurance that an agreement can be reached that is reasonable to the Company or at all.

At February 28, 2013 and February 29, 2012, the Company had total cash of $0.3 million and $0.1 million, respectively. The Company’s working capital was $22.2 and $37.3 million at February 28, 2013 and February 29, 2012, respectively. The reduction in working capital is caused by the classification of the bank debt as all current, which causes a reduction in working capital of $13.6 million. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, borrowings from its CEO and long-term debt.

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

Cash provided by operations was $2.2 million in fiscal 2013 and $4.2 million in fiscal 2012. Of this, $3.1 million was from the operating activities of the Company due primarily to the reduction of inventory reserves of $2.5 million and depreciation and amortization of $1.1 million offset by the change in deferred taxes of $0.3 million and other small changes totaling $0.2 million. During fiscal 2013, net working capital items decreased by $0.9 million. The primary changes were an increase in inventory of $4.2 million that resulted from the Company’s two new divisions’ inventories partially off-set by write-offs of previously reserved inventories and a $1.9 million increase in accounts payable due to tighter credit restrictions with the Company’s line of credit causing a need to slow payments to vendors. There were also decreases in accounts receivables ($0.3 million), cost in excess of billings ($0.7 million), income taxes refundable ($0.3 million) and prepaid expenses ($0.1 million).

Investing activities used cash of $0.4 million in fiscal 2013 and used $0.2 million of cash in fiscal 2012.

Investing activities in fiscal 2013 consisted of capital expenditures of $0.7 million offset by the redemption of a note for $0.3 million. During fiscal 2012 the use of a letter of credit purchased in fiscal 2011 provided $1.4 million which was offset by capital expenditures of $0.9 million for used equipment by Z-Axis, Aydin Displays and Lexel Imaging, $0.8 million payment for the settlement of Clinton and $0.2 million for the purchase of a note receivable for StingRay56. The Company does not anticipate significant investments in capital assets for fiscal 2014 beyond normal maintenance requirements.

Financing activities used cash of $1.6 million in fiscal 2013 and $5.2 million during fiscal 2012 primarily to pay down debt.

On December 23, 2010, the Company and its subsidiaries executed a Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide financing to the Company to replace the prior credit agreement with RBC Bank that terminated in conjunction with this Agreement. The current Agreement initially provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. On March 5, 2012 PNC Bank replaced RBC Bank in our agreement having acquired the U.S. operations of RBC Bank.

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

The outstanding balance of the line of credit at February 28, 2013 was $9.9 million and the balances of the term loans were $2.0 million and $2.6 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority officer. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

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

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2013, the Company repurchased 22,031 shares at an average price of $4.10 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 705,106 shares remain authorized to be repurchased by the Company at February 28, 2013. As discussed in Note 5, the Loan and Security Agreement executed by Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

Transactions with Related Parties, Contractual Obligations, and Commitments

In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006, the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33.3 thousand plus interest through July 2021. The interest rate on this note was equal to the prime rate plus one percent. Interest payments of $86.4 thousand were paid on this note in fiscal 2012. The note was secured by a general lien on all assets of the Company, subordinate to the lien held by the syndicate of RBC Bank and Community & Southern Bank. The Company repaid the remaining balance outstanding under this loan agreement on November 28, 2011 with consent from PNC Bank, formerly RBC Bank and Community & Southern Bank. The payoff was approximately $1.0 million.

The Company’s CEO provides a portion of the collateral for one of the term loans with the consortium of PNC Bank, formerly RBC Bank and Community & Southern Bank. (see Note 5)

Contractual Obligations

Future contractual maturities of long-term debt (should the lender continue to forebear and not call the debt under its original terms), future contractual obligations due under operating leases, and other obligations at February 28, 2013 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$15,318	$15,037	$98	$106	$77
Interest obligations on long-term debt (a)	2,505	1,095	520	330	560
Operating lease obligations	3,364	1,313	1,577	474	—
Purchase obligations	5,026	5,026	—	—	—
Warranty reserve obligations	220	220	—	—	—

Total	$26,433	$22,691	$2,195	$910	$637

(a)	This line item was calculated by utilizing the effective rate on outstanding debt as of February 28, 2013.

Off-Balance Sheet Arrangements

Effective March 1, 2011, the Company has an arrangement with RBC Bank and Community & Southern Bank allowing a building owned by the Chief Executive Officer to be used as part of the collateral on a $3.0 term loan with a consortium between RBC Bank and Community & Southern Bank.

Critical Accounting Estimates

Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, the allowance for bad debts, contract revenue recognition as well as profitability or loss recognition estimates and warranty reserves. The Company uses the following methods and assumptions in determining its estimates:

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management attempts to determine by historical usage analysis and numerous other market factors, the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer-buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the OEMs, new products being marketed and technological advances relative to the product capabilities of the Company’s existing inventories. There have been no significant changes in management’s estimates in fiscal 2013 and 2012; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

The reserve for inventory obsolescence was approximately $3.0 million and $3.3 million at February 28, 2013 and February 29, 2012, respectively. During fiscal 2013 and 2012, the Company disposed of $2.9 million and $4.6 million of inventory, respectively. The disposals during fiscal year 2013 were primarily at the Company’s Lexel CRT plant, $1.8 million; other divisions disposed of approximately $0.9 million of unusable parts. During fiscal year 2012 disposals were due to several factors. $1.7 million of inventory was disposed of at the Company’s Clinton Displays facility; $0.8 million was disposed of after the settlement agreement was reached with Clinton Electronics Corporation (see Note 11) and the remainder when the Company closed the plant in February 2012. Data Display disposed of $1.7 million with the majority of the disposals being attributed to inventory it acquired from the Company’s former subsidiary, Fox International, Ltd, Inc. before its sale to FI Acquisition, LLC on March 1, 2012 (see Note 15). The Company’s Aydin Displays and VDCDS divisions each disposed of $0.6 million. Other divisions disposed of $0.2 million of inventory. Of the $2.9 million of inventory disposed of during the year, $1.4 million was previously included in the inventory reserve. Analysis of the inventory determined there was no longer a need for some of the inventory and it was better to dispose of it for tax purposes and free up valuable space.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized and evaluated annually for impairment. If the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying value, then it applies the processes prescribed in FASB ASC Topic 350 “Intangible Assets” and FASB ASC Topic 360 “Property, Plant, and Equipment. We make certain estimates and projections in connection with impairment analyses for goodwill and other long-term assets. If these estimates or projections change or prove incorrect, we may be required to record impairment charges. If these impairment charges were significant, our consolidated financial position or results of operations would be adversely affected. Management has assessed the Company’s intangible assets and has not recognized any impairment of assets for the twelve months ended February 28, 2013.

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

The Company accounts for uncertain tax positions under the provisions of ASC Topic 740, Accounting For Uncertainty In Income Taxes-An Interpretation of ASC Topic 740 (“ASC Topic 740”). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At February 28, 2013, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on our consolidated financials.

Impact of Inflation

Inflation has not had a material effect on the Company’s results of operations to date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $15 million of outstanding debt at February 28, 2013 related to long-term indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $150,000 in pre-tax income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at February 28, 2013. The Company does not trade in derivative financial instruments.

Item 8. Financial Statements and Supplementary Data.

Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Video Display Corporation

We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the “Company”) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Video Display Corporation and subsidiaries as of February 28, 2013 and February 29, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended February 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company is in negotiations with its current and potential new financial institutions for a new senior secured credit facility which was in default under the terms of the current agreement at February 28, 2013.

/s/ Carr, Riggs & Ingram, LLC

Atlanta, Georgia

May 29, 2013

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 28, 2013	February 29, 2012
Assets
Current Assets
Cash	$316	$148
Accounts receivable, less allowance for bad debts of $60 and $176, respectively	6,982	7,193
Inventories, net	31,490	29,736
Cost and estimated earnings in excess of billings on uncompleted contracts	2,353	3,236
Deferred income taxes Income taxes refundable	2,219 418	1,936 680
Prepaid expenses and other current assets	752	842

Total current assets	44,530	43,771

Property, plant and equipment:
Land	281	336
Buildings	5,632	6,659
Machinery and equipment	15,420	17,884

	21,333	24,879
Accumulated depreciation	(17,122)	(20,463)

Net property, plant and equipment	4,211	4,416

Note receivable	622	250
Goodwill	1,258	1,291
Intangible assets, net	983	1,221
Deferred income taxes	660	648
Other assets	29	6

Total assets	$52,293	$51,603

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 28, 2013	February 29, 2012
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,815	$3,237
Accrued liabilities	2,281	1,945
Billings in excess of cost and estimated earnings on uncompleted contracts	169	342
Lines of credit	9,940	—
Notes payable to officers and directors	500	—
Current maturities of long-term debt	4,596	945

Total current liabilities	22,301	6,469
Lines of credit	—	11,057
Long-term debt, less current maturities	281	4,878
Other long-term liabilities	803	246

Total liabilities	23,385	22,650

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 7,566 outstanding at February 28, 2013, and 9,732 issued and 7,581 outstanding at February 29, 2012	7,293	7,293
Additional paid-in capital	116	114
Retained earnings	32,073	32,065
Treasury stock, 2,166 shares at February 28, 2013 and 2,151 shares at February 29, 2012 at cost	(10,574)	(10,519)

Total shareholders’ equity	28,908	28,953

Total liabilities and shareholders’ equity	$52,293	$51,603

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	February 28, 2013	February 29, 2012
Net sales	$49,103	$64,231
Cost of goods sold	36,189	44,286

Gross profit	12,914	19,945

Operating expenses
Selling and delivery	5,350	5,485
General and administrative	7,375	8,437

	12,725	13,922

Operating income	189	6,023

Other income (expense)
Interest expense	(713)	(793)
Other, net	381	120

Total other income (expense)	(332)	(673)

Income (loss) before income taxes	(143)	5,350
Provision (benefit) for income taxes	(151)	1,773

Net income	$8	$3,577

Net income per share:
Net income per share – basic	$0.00	$0.47

Net income per share – diluted	$0.00	$0.46

Average shares outstanding – basic	7,570	7,612

Average shares outstanding – diluted	7,623	7,802

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 28, 2011	8,409	7,293	175	28,488	(7,152)
Net income	—	—	—	3,577	—
Options exercised	20	—	(54)	—	98
Stock awards	39	—	(30)	—	195
Repurchase of treasury stock	(889)				(3,670)
Share based compensation	2	—	23	—	10

Balance, February 29, 2012	7,581	7,293	114	32,065	(10,519)
Net income	—	—	—	8	—
Options exercised	6		(10)		29
Stock grant	1	—	2	—	6
Repurchase of treasury stock	(22)				(90)
Share based compensation	—	—	10	—	—

Balance, February 28, 2013	7,566	$7,293	$116	$32,073	$(10,574)

*	Common Shares are shown net of Treasury Shares

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	February 28, 2013	February 29, 2012
Operating Activities
Net income	$8	$3,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,061	1,091
Provision for doubtful accounts	(107)	232
Provision for inventory reserve	2,493	1,678
Non-cash charge for share based compensation	10	243
Deferred income taxes	(294)	898
Net unrealized loss on equity securities	3	31
Gain on disposal of equipment	(47)	(5)
Changes in working capital items:
Accounts receivable	317	1,071
Inventories	(4,248)	(1,646)
Cost, estimated earnings and billings, net on uncompleted contracts	709	(1,727)
Prepaid expenses and other assets	132	(50)
Decrease in income taxes refundable	263	89
Accounts payable and accrued liabilities	1,917	(1,320)

Net cash provided by operating activities	2,217	4,162

Investing Activities
Note receivable for StingRay purchase	250	(250)
Capital expenditures	(725)	(617)
Proceeds on the sales of Chroma building	52	—
Proceeds on sale of equipment	—	5
Proceeds from sale of Fox International, Ltd.	—	51
Redemption (purchase) of letter of credit/CD	—	1,388
Payment for settlement of Clinton	—	(800)

Net cash used in investing activities	(423)	(223)

Financing Activities
Proceeds from long-term debt and lines of credit	20,565	18,684
Repayments of long-term debt and lines of credit	(22,627)	(21,905)
Proceeds from notes payable from officers and directors	500	10
Repayments of notes payable to officers and directors	—	(1,581)
Purchases and re-issues of treasury stock	(64)	(398)

Net cash used in financing activities	(1,626)	(5,190)
Net change in cash	168	(1,251)
Cash, beginning of year	148	1,399

Cash, end of year	$316	$148

The accompanying notes are an integral part of these consolidated statements.

See Note 13 for supplemental cash flow information.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Fiscal Year

All references herein to “2013” and “2012” mean the fiscal years ended February 28, 2013 and February 29, 2012, respectively. Unless otherwise noted, these policies and disclosures pertain to our continuing operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, warranty reserves, bad debts, inventory reserves, valuations on deferred income tax assets, goodwill, and other intangible assets, accounting for percentage of completion contracts and the length of product life cycles and fixed asset lives. Actual results could vary from these estimates.

Banking and Liquidity

As of February 28, 2013, the Company was not in compliance with the fixed charge coverage ratio, the senior funded debt to EBITDA ratio (which the Company believes is the most restrictive covenant) and permitted share repurchases covenants as defined by the Banks credit line agreements. The breach of these covenants resulted in a default under our debt agreement and a current classification of the loans earlier in this fiscal year. This default could prompt the lender to declare all amounts outstanding under the debt agreement to be immediately due and payable and terminate all commitments to extend further credit; however, the Banks have given no current indication of any intention of calling the loans. If the debts were called and the Company was unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreement accelerates the repayment of the borrowings, there can be no assurance that the Company will have sufficient assets and funds to repay the borrowings under its debt agreements. Additionally, due to the activity generated by the chairman’s remarks at the 2012 annual shareholder meeting concerning any potential mergers, spinoffs, sale of the Company as a whole or any other method (see 8-K); the Company put negotiations on hold with the current syndication of banks.

As the current syndication of banks has given no indication of calling the loans, management believes the most appropriate plan of action is to continue to operate the Company, while exploring those options mentioned by the chairman above, and to continue to make timely and current payments under the debt agreements. Management has forecast this plan and believes that in the absence of the current syndication calling the loans, it can operate in this manner. The Company believes conditions are improving throughout all the divisions and has seen significant activity in new quotes and business won.

Management, while operating as noted above, is exploring opportunities for potential mergers, spinoffs, sale of the Company as a whole or other methods. In the absence of obtaining new funding and/or any potential mergers, spinoffs, sale of the Company as a whole or any other method, management believes continuing and newly generated business as well as CEO’s commitment to infuse additional capital, if needed, will sustain the Company going forward.

As the debt is maturing on December 1, 2013 and classified a current, the need for refinancing exists. Therefore, the Company has resumed talks with other banks about refinancing the current debt under an agreement with less restrictive covenants and borrowing base calculations. Management believes that a new debt agreement can be obtained by the end of the second quarter of fiscal 2014; however, there can be no assurance that an agreement can be reached that is reasonable to the Company or at all.

On December 23, 2010, the Company and its subsidiaries executed a Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide financing to the Company to replace the prior credit agreement with RBC Bank that terminated in conjunction with this Agreement. The current Agreement initially provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. On March 5, 2012 PNC Bank replaced RBC Bank in our agreement having acquired the U.S. operations of RBC Bank.

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

The outstanding balance of the line of credit at February 28, 2013 was $9.9 million and the balances of the term loans were $2.0 million and $2.6 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority officer. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

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

In accordance with FASB ASC Topic 605-45 “Revenue Recognition: Principal Agent Considerations”, shipping, and handling fees billed to customers are classified in net sales in the consolidated statements of income. Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of income. Shipping costs of $0.3 million and $0.4 million were included in the fiscal years ended 2013 and 2012, respectively.

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

Research and Development

The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative expenses. Research and development costs were approximately $0.9 million and $0.9 million in the fiscal years ended 2013 and 2012, respectively.

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

The following is a roll-forward of the Allowance for Doubtful Accounts (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2013	$176	$83	$199	$60
February 29, 2012	134	232	190	176

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

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for its products in this estimate of net realizable value. Management is able to forecast the usage of its products from buying trends of its customers and the open sales orders from customers. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the Original Equipment Manufacturers (OEMs), new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There have been no significant changes in management’s estimates in fiscal 2013 and 2012; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. Depreciation expense totaled approximately $0.8 million for the fiscal years ended 2013 and 2012. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred.

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

Goodwill and Other Intangibles

Goodwill and non-amortizable intangible assets are assessed yearly for qualitative factors to determine if an impairment event is likely to have occurred unless events or circumstances exist that would require an assessment in the interim. Using the revised guidance in FASB ASU 2011-08, the Company uses a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is more likely, the Company, in order to estimate the fair value of goodwill and non-amortizable intangible assets estimates future revenue, considers market factors, and estimates our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the assets carried on our balance sheet to their estimated fair value. Assumptions, judgments, and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors, such as industry and economic trends, and internal factors, such as changes in our business strategy or our forecast. Although we believe the assumptions, judgments and estimates we have made are reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported consolidated financial results. As a result of such testing in February 2013 and 2012, the Company determined there was no impairment of goodwill.

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

Stock-Based Compensation Plans

The Company accounts for employee share-based compensation under the fair value method and uses an option pricing model for estimating the fair value of stock options at the date of grant as required by FASB ASC Topic 718-10-30, “Compensation – Stock Compensation: Initial Measurement”. For the fiscal years ended February 28, 2013 and February 29, 2012, the Company recognized general and administrative expense of $9.5 thousand and $23.5 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of February 28, 2013, total unrecognized compensation costs related to stock options and shares of restricted stock granted was $3.7 thousand. The unrecognized share based compensation cost is expected to be recognized ratably over a period of approximately one year.

On September 3, 2010, the Company awarded employees restricted stock in recognition of their willingness to forego a portion of their salary during the past year. The restricted stock vests 25% at the end of each quarter and was fully vested at the end of one year. The Company recognized $164,979 of general and administrative expenses related to the awards for the year ending February 29, 2012.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2013, the Company repurchased 22,031 shares at an average price of $4.10 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 705,106 shares remain authorized to be repurchased by the Company at February 28, 2013. As discussed in Note 5, the Loan and Security Agreement executed by Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

Taxes on Income

The Company accounts for income taxes under the asset and liability method prescribed in FASB ASC Topic 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that no valuation allowance is needed. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

The Company accounts for uncertain tax positions under the guidance in FASB ASC Topic 740-10-25-6, “Income Tax: Basic Recognition Threshold”, which prescribes the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements. This guidance requires that a position taken or expected to be taken in a tax return be recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of February 28, 2013, and February 29, 2012, the Company did not have any material unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued upon the adoption of FASB ASC Topic 740-10-25 and, as of February 28, 2013 and February 29, 2012, the Company did not have any interest and penalties accrued related to unrecognized tax benefits.

The Company’s tax years ended February 28, 2012, 2011, and 2010 remain open to examination by the Internal Revenue Service (IRS).

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for 2013 and 2012, (in thousands, except for per share data):

	Net Income (loss)	Average Shares Outstanding	Net Income Per Share
2013
Basic	$8	7,570	$0.00
Effect of dilution:
Options	—	53	0.00

Diluted earnings per share	$8	7,623	$0.00

2012
Basic	$3,577	7,612	$0.47
Effect of dilution:
Options	—	190	(.01)

Diluted earnings per share	$3,577	7,802	$0.46

Stock options, debentures, and other liabilities convertible into 37,000 and 11,000 shares, respectively, of the Company’s common stock were anti-dilutive and, therefore, were excluded from the fiscal 2013 and 2012 diluted earnings per share calculation.

Segment Reporting

The Company applies FASB ASC Topic 280, “Segment Reporting” to report information about operating segments in its annual and interim financial reports. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the chief operating decision maker in order to make decisions about allocating resources, and for which discrete financial information is available. We operate and manage our business as one reportable segment. The Monitor and Data Display divisions have similarities such as products and markets served. Therefore, we believe they meet the criteria for aggregation under the applicable authoritative guidance and, as such, these operations are reported as one segment within the Consolidated Financial Statements.

Sales to foreign customers were 9% of consolidated net sales for fiscal 2013 and 2012.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on our consolidated financials.

Note 2. Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following (in thousands):

	February 28,	February 29,
	2013	2012
Costs incurred to date on uncompleted contracts	$3,900	$7,499
Estimated earnings recognized to date on these contracts	2,032	4,373

	5,932	11,872
Billings to date	(3,748)	(8,978)

Costs and estimated earnings in excess of billings, net	$2,184	$2,894

Costs and estimated earnings in excess of billings	$2,353	$3,236
Billings in excess of costs and estimated earnings	(169)	(342)

	$2,184	$2,894

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

Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The effect of changes in the estimated profitability of contracts for fiscal 2013 was to increase net earnings by approximately $0.5 million pre-tax and $0.3 million after tax above the amounts that would have been reported had the preceding year contract profitability estimates been used. The effect of changes in the estimated profitability of contracts for fiscal 2012 was to increase net earnings by approximately $0.6 million pre-tax and $0.4 million after tax below the amounts that would have been reported had the preceding year contract profitability estimates been used.

As of February 28, 2013 and February 29, 2012, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 28, 2013 and February 29, 2012, there were no progress payments that had been netted against inventory.

Note 3. Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents/designs, customer lists, non-compete agreements and miscellaneous other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from five to 15 years. Amortization expense related to intangible assets was $238 thousand and $283 thousand for fiscal 2013 and 2012, respectively. As of February 28, 2013 and February 29, 2012, the cost and accumulated amortization of intangible assets was as follows (in thousands):

	February 28, 2013		February 29, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer lists	$3,611	$2,818	$3,611	$2,701
Non-compete agreements	1,245	1,245	1,245	1,245
Patents/designs	777	713	777	692
Other intangibles	649	523	649	423

	$6,282	$5,299	$6,282	$5,061

Expected amortization expense for the next five years and thereafter is as follows (in thousands):

Year	Amortization Expense
2014	$238
2015	$163
2016	$130
2017	$120
2018	$120
Thereafter	$212

Note 4. Inventories

Inventories consisted of the following (in thousands):

	February 28,	February 29,
	2013	2012
Raw materials	$19,353	$19,106
Work-in-process	7,423	6,853
Finished goods	7,742	7,027

	34,518	32,986
Reserves for obsolescence	(3,028)	(3,250)

	$31,490	$29,736

During fiscal 2013, the Company disposed of inventories of $2.7 million of which $1.4 million was previously allowed for through inclusion in the inventory reserve. During fiscal 2012, the Company disposed of inventories of $4.6 million of which $4.1 million was previously reserved and accrued in conjunction with the Clinton settlement.

The following is a roll forward of the Inventory Reserves (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2013	$3,250	$2,493	$2,715	$3,028
February 29, 2012	4,914	1,678	3,342	3,250

Note 5. Lines of Credit and Long-Term Debt

On December 23, 2010, the Company and its subsidiaries executed a Credit Agreement with RBC Bank and Community & Southern Bank (collectively, the “Banks”) to provide financing to the Company to replace the prior credit agreement with RBC Bank that terminated in conjunction with this Agreement. The current Agreement initially provided for a line of credit of up to $17.5 million and two term loans of $3.5 million and $3.0 million. On March 5, 2012 PNC Bank replaced RBC Bank in our agreement having acquired the U.S. operations of RBC Bank.

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

The outstanding balance of the line of credit at February 28, 2013 was $9.9 million and the balances of the term loans were $2.0 million and $2.6 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority officer. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

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

As of February 28, 2013, the Company was not in compliance with the fixed charge coverage ratio, the senior funded debt to EBITDA ratio (which the Company believes is the most restrictive covenant) and permitted share repurchases covenants as defined by the Banks credit line agreements. The breach of these covenants resulted in a default under our debt agreement and a current classification of the loans earlier in this fiscal year. This default could prompt the lender to declare all amounts outstanding under the debt agreement to be immediately due and payable and terminate all commitments to extend further credit; however, the Banks have given no current indication of any intention of calling the loans. If the debts were called and the Company was unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreement accelerates the repayment of the borrowings, there can be no assurance that the Company will have sufficient assets and funds to repay the borrowings under its debt agreements. Additionally, due to the activity generated by the chairman’s remarks at the 2012 annual shareholder meeting concerning any potential mergers, spinoffs, sale of the Company as a whole or any other method (see 8-K), the Company put negotiations on hold with the current syndication of banks.

Long-term debt consisted of the following (in thousands):

	February 28,	February 29,
	2013	2012
Note payable to PNC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00%, default rate 9% (the Company is in breach of covenants; therefore, 9% rate applied.) Monthly principal payments of $58 plus accrued interest, payable through December 2013 with an extension to December 2015 with a renewal of the credit agreement in December 2013; collateralized by all assets of the Company.	1,983	2,683
Note payable to PNC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00%, default rate 9% (the Company is in breach of covenants; therefore, 9% rate applied.) Monthly principal payments of $17 plus accrued interest, payable through December 2013 with an extension to December 2025 with a renewal of the credit agreement in December 2013; collateralized by three properties of the Company and one property owned by the Chief Executive Officer.	2,567	2,767
Mortgage payable to bank; interest rate at Community Banks Base rate plus 0.5% (3.75% as of February 28, 2013); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	327	373

	4,877	5,823
Less current maturities	(4,596)	(945)

	$281	$4,878

Future maturities of lines of credit and long-term debt are as follows (in thousands):

Year	Amount
2014	$15,037
2015	48
2016	50
2017	52
2018	54
Thereafter	77

$15,318

Note 6. Notes Payable to Officers and Directors

In conjunction with an agreement involving re-financing of the Company’s lines of credit and Loan and Security Agreement, on June 29, 2006 the Company’s CEO provided a $6.0 million subordinated term note to the Company with monthly principal payments of $33.3 thousand plus interest through July 2021. The interest rate on this note is equal to the prime rate plus one percent. The note was secured by a general lien on all assets of the Company, subordinate to the lien held by the Banks. The Company repaid the remaining balance outstanding under this loan agreement on November 28, 2011 with consent from the Banks. The payoff was approximately $1.0 million. Interest payments of $86.4 thousand were paid on this note in fiscal 2012.

The Company borrowed $0.5 million from the Company’s CEO in January 2013 with an interest rate of eight percent. This was borrowed on a short term basis and the Company expects to repay the funds within the first quarter of the new fiscal year with bank approval.

Note 7. Accrued Expenses and Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2013 and 2012. The Company provides no other guarantees.

	2013	2012
Balance at beginning of year	$151	$216
Provision for current year sales	541	190
Warranty costs incurred	(472)	(255)

Balance at end of year	$220	$151

Accrued liabilities consisted of the following (in thousands):

	February 28, 2013	February 29, 2012
Accrued compensation and benefits	$980	$1,052
Accrued liability to issue stock	168	—
Accrued warranty	220	151
Accrued customer advances	551	78
Accrued other	362	664

	$2,281	$1,945

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

Information regarding the stock option plans is as follows:

	Number of Shares (in thousands)	Average Exercise Price Per Share
Outstanding at February 28, 2011	96	$5.05
Granted	9	3.65
Forfeited or expired	(46)	3.42

Outstanding at February 29, 2012	59	$4.46
Granted	9	4.00
Forfeited or expired	(6)	3.27

Outstanding at February 28, 2013	62	$4.50
Options exercisable
February 29, 2012	33	$4.98
February 28, 2013	44	4.79

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2013 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2013 (in thousands)	Weighted Average Exercise Price
$3.20 - 3.27	7	5.3	$3.20	7	$3.20
3.59 - 3.65	18	5.0	3.62	9	3.65
4.00 - 4.20	26	4.3	4.13	17	4.19
7.65 - 7.71	11	3.9	7.68	11	7.68

	62	5.2	$4.50	44	$4.79

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

On September 3, 2010, the Company awarded employees restricted stock in recognition of their willingness to forego a portion of their salary during the past year. The restricted stock vests 25% at the end of each quarter and will be fully vested at the end of one year. The Company recognized $0 and $164,979 of general and administrative expenses related to the awards for years ending February 28, 2013 and February 29, 2012, respectively.

Note 9. Taxes on Income

Provision (benefit) for income taxes in the consolidated statements of income consisted of the following components (in thousands):

	Fiscal Year Ended
	February 28,	February 29,
	2013	2012
Current:
Federal	$(2)	$484
State	145	391

	143	875

Deferred:
Federal	(217)	781
State	(77)	117

	(294)	898

Total	$(151)	$1,773

Income before provision for taxes consisted of the following (in thousands):

	Fiscal Year Ended
	February 28,	February 29,
	2013	2012
U.S. operations	$(143)	$5,350
Foreign operations	—	—

	$(143)	$5,350

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to income before income taxes as follows (in thousands):

	Fiscal Year Ended
	February 28, 2013	February 29, 2012
Statutory U.S. federal income tax rate	$(49)	$1,819
State income taxes, net of federal benefit	(6)	212
Research and experimentation credits	(82)	(128)
Deferred tax rate change	—	—
Non-deductible expenses	19	14
Domestic production activities deduction	(38)	(145)
Other	5	1

Taxes at effective income tax rate	$(151)	$1,773

The effective tax rate for fiscal 2013 was a negative 105% compared to 33.1% for fiscal 2012. The lower effective rate in 2013 compared to the effective rate in 2012 was primarily due to research and experimentation credits, the domestic production activities deduction and various other permanent items.

Deferred income taxes as of February 28, 2013 and February 29, 2012 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carry forwards.

The sources of the temporary differences and carry forwards, and their effect on the net deferred tax asset consisted of the following (in thousands):

	Fiscal Year Ended
	February 28,	February 29,
	2013	2012
Deferred tax assets:
Uniform capitalization costs	$586	$410
Inventory reserves	1,120	1,203
Accrued liabilities	500	465
Allowance for doubtful accounts	22	65
Amortization of intangibles	720	624

	2,948	2,767
State net operating loss carry-forward	165	106
Foreign tax credit carry-forward	99	99
Deferred tax liabilities:
Basis difference of property, plant and equipment	(299)	(329)
Other	(35)	(59)

Net deferred tax assets	$2,878	$2,584

Current asset Non-current asset	$2,219 659	$1,936 648

	$2,878	$2,584

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

Note 10. Benefit Plan

The Company maintains defined contribution plans that are available to all U.S. employees. The Company made a contribution in the fiscal year ended 2013 of $75,000 and did not make a contribution in fiscal 2012 for 401(k) matching contributions.

Note 11. Commitments and Contingencies

Operating Leases

The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases, expiring at various dates through 2018. These leases provide that the Company pay taxes, insurance, and other expenses on the leased property and equipment. Rent expense for all leases was approximately $1.4 million and $1.3 million in fiscal 2013 and 2012, respectively.

Future minimum rental payments due under these leases are as follows (in thousands):

Fiscal Year	Amount
2014	$1,313
2015	884
2016	373
2017	321
2018	314
Thereafter	159

$3,364

Related Party Leases

Included above are leases for manufacturing and warehouse facilities leased from the Company’s Chief Executive Officer under operating leases expiring at various dates through 2018. Rent expense under these leases totaled approximately $314 thousand in fiscal 2013 and 2012.

Future minimum rental payments due under these leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2014	$314
2015	314
2016	314
2017	314
2018	314
Thereafter	160

$1,730

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

The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 37% and 42% of consolidated net sales in fiscal 2013 and 2012, respectively. Sales to foreign customers were 9% of consolidated net sales in fiscal 2013 and 2012. The Company had one customer who comprised more than 10% of the Company’s sales in FY 2013, Lockheed Martin (14.8%). The account is in good standing with the Company.

The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 13. Supplemental Cash Flow Information

	Fiscal Year Ended (in thousands)
	February 28,	February 29,
	2013	2012
Cash paid for:
Interest	$722	$815

Income taxes, net of refunds	$(119)	$785

Non-cash activity:
Reduction of note receivable for
Acquisition of StingRay56	$250	$—
Receipt of note receivable in conjunction with the sale of the Chroma property	$690	$—
Receipt of treasury stock in conjunction with the sale of Fox International, Ltd.	$—	$3,272

Reduction of notes payable to officers and directors in conjunction with the sale of Fox International, Ltd.	$—	$199

Note 14. Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The summation of quarterly net income per share may not agree with annual net income per share due to rounding. Excludes discontinued operations:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$12,560	$12,379	$12,613	$11,551
Gross profit	3,610	3,502	3,282	2,520
Net income (loss)	159	143	148	(442)
Basic net income (loss) per share	$0.02	$0.02	$0.02	$(0.06)
Diluted net income (loss) per share	$0.02	$0.02	$0.02	$(0.06)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$17,025	$16,541	$16,036	$14,629
Gross profit	5,330	5,214	5,370	4,031
Net income	1,238	1,001	1,258	80
Basic net income per share	$0.16	$0.13	$0.17	$0.01
Diluted net income per share	$0.15	$0.13	$0.17	$0.01

Note 15. Gain on Sale of Property, Plant and Equipment

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

Note 16. Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 28, 2013). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2013, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2013. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 28, 2013 our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2013 fiscal year end (the “2013 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2013 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.

Item 11. Executive Compensation.

The information contained in the 2013 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2013 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in the 2013 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services.

The information contained in the 2013 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm

Condensed Consolidated Balance Sheets as of February 28, 2013 and February 29, 2012.

Condensed Consolidated Statements of Income—Fiscal Years Ended

February 28, 2013 and February 29, 2012.

Condensed Consolidated Statements of Shareholders’ Equity –

Fiscal Years Ended February 28, 2013 and February 29, 2012.

Condensed Consolidated Statements of Cash Flows—Fiscal Years Ended February 28, 2013 and February 29, 2012.

Notes to Condensed Consolidated Financial Statements

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

10	(c)

Lease dated November 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2009 Annual Report on Form 10-K)

10	(d)

Purchase Agreement dated March 1, 2011 by and between the Company and FI Acquisition with respect to the sale of the Company’s Fox International subsidiary. (incorporated by reference to Exhibit 10(d) to the Company’s 2011 Annual Report on Form 10-K)

10	(e)	Amendment to Loan and Security Agreement dated May 26, 2011 (incorporated by reference to Exhibit 10(e) to the Company’s 2011 Annual Report on Form 10-K)

10	(f)	Amendment to Loan and Security Agreement dated July 26, 2011 (incorporated by reference to Exhibit 10(e) to the Company’s Report on Form 10-Q dated January 17, 2012)

10	(g)	Amendment to Loan and Security Agreement dated September 1, 2011 (incorporated by reference to Exhibit 10(e) to the Company’s Report on Form 10-Q dated January 17, 2012)

10	(h)

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

10	(j)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

10	(k)	Amendment to Loan and Security Agreement dated January 17, 2012(incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K dated May 29, 2012)

10	(l)	Amendment to Loan and Security Agreement dated May 22, 2012(incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K dated May 29, 2012)

21		Subsidiary Companies

23.1		Consent of Carr, Riggs & Ingram, LLC

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2013	VIDEO DISPLAY CORPORATION

	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway Ronald D. Ordway	Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	May 29, 2013

/s/ Gregory L. Osborn Gregory L. Osborn	Chief Financial Officer and Director (Principal Financial Officer)	May 29, 2013

/s/ David S. Cooper David S. Cooper	Director	May 29, 2013

/s/ Carolyn Howard Carolyn Howard	Director	May 29, 2013

/s/ Roger W. Lusby, III Roger W. Lusby, III	Director	May 29, 2013