Form 10-Q
period 2013-05-31
VIDEO DISPLAY CORP
filed 2013-07-15
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2013.

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

As of May 31, 2013, the registrant had 7,593,210 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	May 31, 2013	February 28, 2013
	(unaudited)
Assets
Current assets
Cash	$406	$316
Accounts receivable, less allowance for doubtful accounts of $76 and $60	5,280	6,982
Inventories, net	31,207	31,490
Cost and estimated earnings in excess of billings on uncompleted contracts	3,079	2,353
Deferred income taxes	2,086	2,219
Income taxes refundable	715	418
Prepaid expenses and other	627	752

Total current assets	43,400	44,530

Property, plant, and equipment
Land	195	281
Buildings	4,516	5,632
Machinery and equipment	14,819	15,420

	19,530	21,333
Accumulated depreciation and amortization	(15,570)	(17,122)

Net property, plant, and equipment	3,960	4,211

Note receivable	690	622
Goodwill	1,258	1,258
Intangible assets, net	924	983
Deferred income taxes	689	660
Other assets	29	29

Total assets	$50,950	$52,293

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(in thousands)

	May 31, 2013	February 28, 2013
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,130	$4,815
Accrued liabilities	1,980	2,281
Billings in excess of cost and estimated earnings on uncompleted contracts	63	169
Lines of credit	10,787	9,940
Notes payable to officers and directors	450	500
Current maturities of long-term debt	3,876	4,596

Total current liabilities	21,286	22,301

Long-term debt, less current maturities	269	281
Other long term liabilities	555	803

Total liabilities	22,110	23,385

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 7,593 outstanding at May 31, 2013 and 9,732 issued and 7,566 outstanding at February 28, 2013	7,293	7,293
Additional paid-in capital	154	116
Retained earnings	31,837	32,073
Treasury stock, shares at cost; 2,139 at May 31, 2013 and 2,166 at February 28, 2013	(10,444)	(10,574)

Total shareholders’ equity	28,840	28,908

Total liabilities and shareholders’ equity	$50,950	$52,293

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Income Statements

(in thousands, except per share data)

	Three Months Ended May 31,
	2013	2012
Net sales	$12,600	$12,560

Cost of goods sold	10,250	8,950

Gross profit	2,350	3,610

Operating expenses
Selling and delivery	1,257	1,409
General and administrative	1,678	2,028

	2,935	3,437

Operating (loss) profit	(585)	173

Other income (expense)
Interest expense	(363)	(182)
Other, net	550	198

	187	16

Income (loss) from operations before income taxes	(398)	189

Income tax (benefit) expense	(162)	30

Net income (loss)	$(236)	$159

Basic earnings (loss) per share of common stock	$(.03)	$.02

Diluted earnings (loss) per share of common stock	$(.03)	$.02

Basic weighted average shares outstanding	7,584	7,580

Diluted weighted average shares outstanding	7,624	7,605

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

Three Months Ended May 31, 2013 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock

Balance, February 28, 2013	7,566	$7,293	$116	$32,073	$(10,574)

Net income (loss)	—	—	—	(236)	—
Stock grant	27	—	36		130
Share based compensation	—	—	2	—	—

Balance, May 31, 2013	7,593	$7,293	$154	$31,837	$(10,444)

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2013	2012

Operating Activities
Net income (loss)	$(236)	$159
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	244	267
Provision for doubtful accounts	16	(13)
Provision for inventory reserve	373	334
Non-cash charge for share based compensation	2	7
Deferred income taxes	103	(309)
(Gain) loss on disposal of equipment	(399)	1
Unrealized loss on investments	3	2
Changes in working capital:
Accounts receivable	1,686	506
Inventories	(89)	(2,304)
Note receivable for StingRay56	—	250
Prepaid expenses and other current assets	54	67
Accounts payable and accrued liabilities	(1,234)	233
Cost, estimated earnings and billings, net, on uncompleted contracts	(832)	(101)
Income taxes refundable	(297)	126

Net cash used in operating activities	(606)	(775)

Investing Activities
Capital expenditures	(34)	(475)
Proceeds from sale of property, plant, & equipment	499	—

Net cash provided by (used in) investing activities	465	(475)

Financing Activities
Proceeds from long-term debt, lines of credit	6,898	6,915
Payments on long-term debt, lines of credit	(6,783)	(5,752)
Reissuance (purchase) of treasury stock	166	(61)
Repayments of notes payable to officers and directors	(50)	—

Net cash provided by financing activities	231	1,102

Net change in cash	90	(148)

Cash, beginning of year	316	148

Cash, end of period	$406	$—

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

May 31, 2013

Note 1. – Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2013, as filed with the Commission. There are no material changes in accounting policy during the three months ended May 31, 2013.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the condensed consolidated financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 28, 2013 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Note 2. – Banking & Liquidity

As of May 31, 2013, the Company was not in compliance with the fixed charge coverage ratio, the senior funded debt to EBITDA ratio (which the Company believes is the most restrictive covenant) and permitted share repurchases covenants as defined by the Banks credit line agreements. The breach of these covenants resulted in a default under our debt agreement and a current classification of the loans during fiscal 2013. This default could prompt the lender to declare all amounts outstanding under the debt agreement to be immediately due and payable and terminate all commitments to extend further credit; however, the Banks have given no current indication of any intention of calling the loans. If the debts were called and the Company was unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreement accelerates the repayment of the borrowings, there can be no assurance that the Company will have sufficient assets and funds to repay the borrowings under its debt agreements. Additionally, due to the activity generated by the chairman’s remarks at the 2012 annual shareholder meeting concerning any potential mergers, spinoffs, sale of the Company as a whole or any other method (see 8-K), the Company put negotiations on hold with the current syndication of banks.

As the current syndication of banks has given no indication of calling the loans, management believes the most appropriate plan of action is to continue to operate the Company, while exploring those options mentioned by the chairman above, and to continue to make timely and current payments under the debt agreements. Management has forecast this plan and believes that in the absence of the current syndication calling the loans, it can operate in this manner. The Company believes conditions are improving and has seen significant activity in new quotes and business won. VDC Display Systems has a number of large quotes outstanding which we expect to win in the near future. Aydin Visual Solutions was profitable in the first quarter and has seen increased activity via a number of quotes which should become orders this fiscal year in third and fourth quarters.

Management, while operating as noted above, is exploring opportunities for potential mergers, spinoffs, sale of the Company as a whole, or other methods. In the absence of obtaining new funding and/or any potential mergers, spinoffs, sale of the Company as a whole or any other method, management believes continuing and newly generated business as well as the CEO’s commitment to infuse additional capital, if needed, will sustain the Company going forward.

Video Display Corporation and Subsidiaries

May 31, 2013

As the debt is maturing on December 1, 2013 and classified as current, the need for refinancing exists. Therefore, the Company has begun negotiations with other banks about refinancing the current debt under an agreement with less restrictive covenants and borrowing base calculations. Management believes that a new debt agreement can be obtained by the end of the second quarter of fiscal 2014; however, there can be no assurance that an agreement can be reached that is reasonable to the Company or at all.

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

The outstanding balance of the line of credit at May 31, 2013 was $10.8 million and the balances of the term loans were $1.8 million and $2.0 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority owner. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

The Agreement contains three covenants: a fixed charge coverage ratio, ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), and total liabilities to tangible net worth. The Agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, default rate 9%, as defined in the loan documents. The Company is in breach of covenants; therefore, the 9% rate applies.

Note 3. – Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on our consolidated financials.

Video Display Corporation and Subsidiaries

May 31, 2013

Note 4. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following (in thousands):

	May 31, 2013	February 28, 2013

Raw materials	$19,508	$19,353
Work-in-process	7,606	7,423
Finished goods	7,458	7,742

	34,572	34,518
Reserves for obsolescence	(3,365)	(3,028)

	$31,207	$31,490

Note 5. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following:

	May 31, 2013	February 28, 2013

Costs incurred to date on uncompleted contracts	$4,909	$3,900
Estimated earnings recognized to date on these contracts	2,426	2,032

	7,335	5,932
Billings to date	(4,319)	(3,748)

Costs and estimated earnings in excess of billings, net	$3,016	$2,184

Costs and estimated earnings in excess of billings	$3,079	$2,353
Billings in excess of costs and estimated earnings	(63)	(169)

	$3,016	$2,184

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

Video Display Corporation and Subsidiaries

May 31, 2013

As of May 31, 2013 and February 28, 2013, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of May 31, 2013 and February 28, 2013, there were no progress payments that had been netted against inventory.

Note 6. – Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was approximately $60 thousand for the three months ended May 31, 2013 and 2012, respectively.

The cost and accumulated amortization of intangible assets was as follows (in thousands).

	May 31, 2013		February 28, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer lists	$3,611	$2,847	$3,611	$2,818
Non-compete agreements	1,245	1,245	1,245	1,245
Patents	777	718	777	713
Other intangibles	649	548	649	523

	$6,282	$5,358	$6,282	$5,299

Video Display Corporation and Subsidiaries

May 31, 2013

Note 7. – Long-Term Debt and Financing Lease Obligations

Long-term debt and financing lease obligations consisted of the following (in thousands):

	May 31,	February 28,
	2013	2013
Note payable to PNC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00%, default rate 9% (the Company is in breach of covenants; therefore, 9% rate applied.) Monthly principal payments of $58 plus accrued interest, payable through December 2013 with an extension to December 2015 with a renewal of the credit agreement in December 2013; collateralized by all assets of the Company.	$1,808	$1,983

Note payable to PNC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00%, default rate 9% (the Company is in breach of covenants; therefore, 9% rate applied.) Monthly principal payments of $17 plus accrued interest, payable through December 2013 with an extension to December 2025 with a renewal of the credit agreement in December 2013; collateralized by two properties of the Company and one property owned by the Chief Executive Officer.	2,021	2,567

Mortgage payable to bank; interest rate at Community Banks Base rate plus 0.5% (3.75% as of February 28, 2013); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	316	327

	4,145	4,877
Less current maturities	(3,876)	(4,596)

	$269	$281

Note 8. – Lines of Credit and Long-term Debt

As of May 31, 2013, the Company was not in compliance with the fixed charge coverage ratio, the senior funded debt to EBITDA ratio (which the Company believes is the most restrictive covenant) and permitted share repurchases covenants as defined by the Banks credit line agreements. The breach of these covenants resulted in a default under our debt agreement and a current classification of the loans during fiscal 2013. This default could prompt the lender to declare all amounts outstanding under the debt agreement to be immediately due and payable and terminate all commitments to extend further credit; however, the Banks have given no current indication of any intention of calling the loans. If the debts were called and the Company was unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreement accelerates the repayment of the borrowings, there can be no assurance that the Company will have sufficient assets and funds to repay the borrowings under its debt agreements. Additionally, due to the activity generated by the chairman’s remarks at the 2012 annual shareholder meeting concerning any potential mergers, spinoffs, sale of the Company as a whole or any other method (see 8-K), the Company put negotiations on hold with the current syndication of banks.

As the current syndication of banks has given no indication of calling the loans, management believes the most appropriate plan of action is to continue to operate the Company, while exploring those options mentioned by the chairman above, and to continue to make timely and current payments under the debt agreements. Management has forecast this plan and believes that in the absence of the current syndication calling the loans, it can operate in this manner. The Company believes conditions are improving and has seen significant activity in new quotes and business won. VDC Display Systems has a number of large quotes outstanding which we expect to win in the near future. Aydin Visual Solutions was profitable in the first quarter and has seen increased activity via a number of quotes which should become orders this fiscal year in third and fourth quarters.

Video Display Corporation and Subsidiaries

May 31, 2013

Management, while operating as noted above, is exploring opportunities for potential mergers, spinoffs, sale of the Company as a whole, or other methods. In the absence of obtaining new funding and/or any potential mergers, spinoffs, sale of the Company as a whole or any other method, management believes continuing and newly generated business as well as the CEO’s commitment to infuse additional capital, if needed, will sustain the Company going forward.

As the debt is maturing on December 1, 2013 and classified as current, the need for refinancing exists. Therefore, the Company has begun negotiations with other banks about refinancing the current debt under an agreement with less restrictive covenants and borrowing base calculations. Management believes that a new debt agreement can be obtained by the end of the second quarter of fiscal 2014; however, there can be no assurance that an agreement can be reached that is reasonable to the Company or at all.

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

The outstanding balance of the line of credit at May 31, 2013 was $10.8 million and the balances of the term loans were $1.8 million and $2.0 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority officer. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

The Agreement contains three covenants: a fixed charge coverage ratio, ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), and total liabilities to tangible net worth. The Agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, default rate 9%, as defined in the loan documents. The Company is in breach of covenants; therefore, the 9% rate applies.

Video Display Corporation and Subsidiaries

May 31, 2013

Note 9. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended May 31,
	2013	2012
Cash paid for:
Interest	$326	$176

Income taxes, net of refunds	$33	$213

Non-cash activity:
Reduction of notes receivable for acquisition of StingRay56	$—	$250

Note 10. – Shareholder’s Equity

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended May 31, 2013 and 2012 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Three months ended May 31, 2013
Basic	$(236)	7,584	$(0.03)
Effect of dilution:
Options	—	40	—

Diluted	$(236)	7,624	$(0.03)

Three months ended May 31, 2012
Basic	$159	7,580	$0.02
Effect of dilution:
Options	—	25	—

Diluted	$159	7,605	$0.02

Stock-Based Compensation Plans

For the three-month period ended May 31, 2013 and 2012, the Company recognized general and administrative expenses of $1.8 thousand and $6.5 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of May 31, 2013, total unrecognized compensation costs related to stock options granted was $1.8 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

Video Display Corporation and Subsidiaries

May 31, 2013

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

No options were granted during the three month periods ended May 31, 2013 and 2012.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. The Company did not repurchase any shares in the quarter ended May 31, 2013. For the quarter ended May 31, 2012, the Company repurchased 14,469 shares at an average price of $4.20 per share. Under the Company’s stock repurchase program, an additional 705,106 shares remain authorized to be repurchased by the Company at May 31, 2013. The Credit Agreement executed by the Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

Note 11. – Income Taxes

The effective tax rate for the three months ended May 31, 2013 and 2012 was 40.8% (benefit) and 15.9%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits. The disparity of the effective rate from May 31, 2013 compared to 2012 is due largely to the Company not qualifying for the Domestic Production Activities deduction and a reduction in state income taxes due to having a loss in earnings.

Note 12. – Related Party Transactions

The Company borrowed $0.5 million from the Company’s CEO in February 2013 with an interest rate of eight percent. This was borrowed on a short term basis and $50 thousand was repaid in April 2013. The balance of this loan at May 31, 2013 was $450 thousand.

The Company’s CEO provides a portion of the collateral for the term loans with the consortium of PNC Bank and Community & Southern Bank. (See Note 8 – Lines of Credit)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2013 Annual Report to Shareholders, which included audited condensed consolidated financial statements and notes thereto for the fiscal year ended February 28, 2013, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Video Display Corporation and Subsidiaries

May 31, 2013

Overview

The Company is a worldwide leader in the manufacturing and distribution of a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment – the manufacturing and distribution of displays and display components. The Company is organized into two interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of FASB ASC Topic 280 “Segment Reporting”:

•	Monitors – offers a complete range of CRT, flat panel and projection display systems for use in training and simulation, military, medical, entertainment and industrial applications.

•	Data Display CRT – offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

During fiscal 2014, management of the Company is focusing key resources on strategic efforts to consolidate unprofitable operations and seek to integrate acquisition opportunities that enhance the profitability and sales growth of the Company’s more profitable product lines. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Liquidity – As of May 31, 2013, the Company was not in compliance with the fixed charge coverage ratio, the senior funded debt to EBITDA ratio (which the Company believes is the most restrictive covenant) and permitted share repurchases covenants as defined by the Banks credit line agreements. The breach of these covenants resulted in a default under our debt agreement and a current classification of the loans in fiscal 2013. This default could prompt the lender to declare all amounts outstanding under the debt agreement to be immediately due and payable and terminate all commitments to extend further credit; however, the Banks have given no current indication of any intention of calling the loans. If the debts were called and the Company was unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreement accelerates the repayment of the borrowings, there can be no assurance that the Company will have sufficient assets and funds to repay the borrowings under its debt agreements.

Inventory management – The Company continually monitors historical sales trends as well as projected future needs to ensure adequate on hand supplies of inventory and to mitigate the risk of overstocking slower moving, obsolete items. The Company’s inventories increased particularly in the monitor division due to new product lines it is carrying and due to requirements to fulfill contracts.

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averaged over 200 days during 1Q 2014, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at May 31, 2013 and February 28, 2013, believes its reserves to be adequate.

Video Display Corporation and Subsidiaries

May 31, 2013

Interest rate exposure – The Company had outstanding debt of $15.4 million as of May 31, 2013, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board could have a negative effect on the Company’s earnings. The interest rate on the PNC loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, default rate 9%, as defined in the loan documents. The Company is in breach of covenants; therefore, the 9% rate applies. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Results of Operations

The following table sets forth, for the three months ended May 31, 2013 and 2012, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months Ended May 31,
	2013	2012
Sales
Monitors	94.9%	94.5%
Data display CRT	5.1	5.0
Entertainment CRT	0.0	0.1
Components parts	0.0	0.4

Total Company	100.0%	100.0%
Costs and expenses
Cost of goods sold	81.3%	71.3%
Selling and delivery	10.0	11.2
General and administrative	13.3	16.1

	104.6%	98.6%

Operating profit	(4.6)%	1.4%

Interest expense	(2.9)%	(1.5)%
Other income, net	4.4	1.6

Income before income taxes	(3.1)%	1.5%
Income tax expense	(1.3)	0.2

Net income	(1.8)%	1.3%

Net sales

Consolidated net sales were flat for the three months ended May 31, 2013 compared to the three months ended May 31, 2012. The Company’s Aydin Visual Solutions division showed the best improvement with over a $1.0 million increase in revenues. We expect continued improvement throughout the year as their quoting activity has increased and they are becoming more recognized in the market. Lexel Imaging division sales increased $0.7 million or 39.2% due to increases with major customers in their foreign markets. The Display Systems division also showed an increase of 24.1% due to increases throughout their customer base. Aydin Displays was down 16% due to delays in releases on long-term contracts. Due to recent releases against these contracts and new business, we anticipate improvement for the Aydin division this year. Aydin CyberSecurity sales decreased due to fewer orders as the division’s marketing and sales efforts were being reorganized and Z-Axis was down 32% due to a slow-down in orders from major customers, most of which were anticipated. Z-Axis’s business with their major customers has leveled off and new business is being added to broaden the customer base. Their business is expected to increase as they have expanded their marketing efforts and have seen increases from new business.

Video Display Corporation and Subsidiaries

May 31, 2013

The Data Display division increase was primarily in flight simulation. We expect this business to remain steady throughout fiscal 2014. The Company closed its business in replacement CRTs for the consumer market and the Component Parts due to weaker demand for electron gun and stem sales.

Gross margins

Consolidated gross margins decreased from 28.7% for the three months ended May 31, 2012 to 18.7% for the three months ended May 31, 2013.

Gross margins within the Monitor division decreased to 19.1% for the three months ended May 31, 2013 from 29.3% for the three months ended May 31, 2012. All of the divisions which make up the Monitor division, except for Lexel Imaging, experienced lower gross margins. Lexel Imaging improved its sales, and its gross margins were flat compared to the prior year’s comparative quarter. Aydin’s gross margins are down 20% due to lower sales and product mix. Aydin’s gross margins are expected to be approximately 34% for the year due to higher sales in second and third quarters. The Company’s two new divisions, Aydin Visual Systems and Aydin CyberSecurity, had lower gross margins than the average in the Monitor division. Aydin Visual Solutions is a distributor of specialized displays, so it will consistently have lower margins than the other manufacturers in the group as distributors typically operate on smaller margins. The Data Display division gross margins decreased from 29.1% for the three months ended May 31, 2012 to 11.1% for the three months ended May 31, 2013, due to higher material costs relative to the sales price on the overseas shipments and product mix. The Data Display division had lower margin sales to overseas customers on slower moving products. They expect to have steady margins with their flight simulator customers while continuing to move slower moving items overseas at reduced margins. We would expect to see the margins remain below last year’s levels.

Operating expenses

Operating expenses as a percentage of sales decreased from 27.3% for the three months ended May 31, 2012 to 23.3% for the three months ended May 31, 2013. This was primarily due to a decrease in salaries, commissions, and travel expense. The Company was able to control other fixed costs, such as rent and other administrative costs, on flat sales volumes. Overall expenses decreased by $0.5 million. The Company expects to continue to contain these costs while increasing revenues.

Interest expense

Interest expense increased by $181 thousand for the three months ended May 31, 2013. Interest expense as a percent to sales increased to 2.9% from 1.5% of net sales as compared to the same period a year ago, due to the increase in the interest rate from our bank, PNC. The Company expects interest costs to remain at the current levels until a new bank agreement is reached. The level of the outstanding debt remained constant during first quarter due to a decreased cash flow from operations offset by the management of current assets and liabilities. The Company maintains various debt agreements with different interest rates, most of which are based on the prime rate or LIBOR.

Video Display Corporation and Subsidiaries

May 31, 2013

Income taxes

The effective tax rate for the three months ended May 31, 2013 and 2012 was 40.8% (benefit) and 15.9%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits. The disparity of the effective rate from May 31, 2013 compared to 2012 is due largely to the Company not qualifying for the Domestic Production Activities deduction and a reduction in state income taxes due to having a loss in earnings.

Liquidity and Capital Resources

As of May 31, 2013, the Company was not in compliance with the fixed charge coverage ratio, the senior funded debt to EBITDA ratio (which the Company believes is the most restrictive covenant) and permitted share repurchases covenants as defined by the Banks credit line agreements. The breach of these covenants resulted in a default under our debt agreement and a current classification of the loans during fiscal 2013. This default could prompt the lender to declare all amounts outstanding under the debt agreement to be immediately due and payable and terminate all commitments to extend further credit; however, the Banks have given no current indication of any intention of calling the loans. If the debts were called and the Company was unable to repay those amounts, the lender could proceed against the collateral granted to secure that indebtedness. If the lender under the debt agreement accelerates the repayment of the borrowings, there can be no assurance that the Company will have sufficient assets and funds to repay the borrowings under its debt agreements. Additionally, due to the activity generated by the chairman’s remarks at the 2012 annual shareholder meeting concerning any potential mergers, spinoffs, sale of the Company as a whole or any other method (see 8-K), the Company put negotiations on hold with the current syndication of banks.

As the current syndication of banks has given no indication of calling the loans, management believes the most appropriate plan of action is to continue to operate the Company, while exploring those options mentioned by the chairman above, and to continue to make timely and current payments under the debt agreements. Management has forecast this plan and believes that in the absence of the current syndication calling the loans, it can operate in this manner. The Company believes conditions are improving and has seen significant activity in new quotes and business won. VDC Display Systems has a number of large quotes outstanding which we expect to win in the near future. Aydin Visual Solutions was profitable in the first quarter and has seen increased activity via a number of quotes which should become orders this fiscal year in third and fourth quarters.

Management, while operating as noted above, is exploring opportunities for potential mergers, spinoffs, sale of the Company as a whole, or other methods. In the absence of obtaining new funding and/or any potential mergers, spinoffs, sale of the Company as a whole or any other method, management believes continuing and newly generated business as well as the CEO’s commitment to infuse additional capital, if needed, will sustain the Company going forward.

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

As of May 31, 2013, the Company had $0.4 million in cash. The Company maintains zero balance accounts which sweep and pay-down the line of credit each day. The Company’s working capital was $22.1 million and $22.2 million at May 31, 2013 and February 28, 2013, respectively. In recent years, the Company has financed its growth and cash needs primarily through income from operations, borrowings under revolving credit facilities, advances from the Company’s Chief Executive Officer and long-term debt. Liquidity provided by operating activities of the Company is reduced by working capital requirements (largely inventories and accounts receivable), debt service, capital expenditures, and product line additions.

Video Display Corporation and Subsidiaries

May 31, 2013

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

The Agreement contains three covenants: a fixed charge coverage ratio, ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), and total liabilities to tangible net worth. The Agreement also includes restrictions on the incurrence of additional debt or liens, investments (including Company stock), divestitures and certain other changes in the business. The Agreement expires on December 1, 2013. The interest rate on these loans is a floating LIBOR rate based on a fixed charge coverage ratio, minimum 4.0%, default rate 9%, as defined in the loan documents. The Company is in breach of covenants; therefore, the 9% rate applies.

Cash used in operations for the three months ended May 31, 2013 was $0.6 million. Net loss from operations used $0.2 million and adjustments to reconcile net loss to net cash were $0.3 million including depreciation and reserves. Changes in working capital used $0.7 million, primarily due to a decrease in accounts payable and accrued liabilities of $1.2 million, an increase in costs on uncompleted contracts of $0.8 million, a decrease in inventory of $0.1 million and an increase in prepaid taxes of $0.3 million. This was offset by a decrease in accounts receivable of $1.7 million. Cash used in operations for the three months ended May 31, 2012 was $0.8 million.

Video Display Corporation and Subsidiaries

May 31, 2013

Investing activities provided cash of $0.5 million from the sale of the Company’s Bossier City property during the three months ended May 31, 2013, compared to cash used of $0.5 million during the three months ended May 31, 2012 from the purchase of equipment.

Financing activities provided cash of $1.1 million for the three months ended May 31, 2012, due to net proceeds from the line of credit of $1.2 offset by the purchase of treasury stock of $0.1, compared to cash provided of $0.2 million for the three months ended May 31, 2013, reflecting net borrowings from the line of credit and the reissuance of treasury stock.

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

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer-buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There were no significant changes in management’s estimates in the first quarter of fiscal 2014 and 2013; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

Video Display Corporation and Subsidiaries

May 31, 2013

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

May 31, 2013

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on our consolidated financials.

Forward-Looking Information and Risk Factors

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013 could cause actual results to differ materially.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $15.4 million of outstanding debt at May 31, 2013 related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at May 31, 2013. The Company does not trade in derivative financial instruments.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2013. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2013.

Changes in Internal Controls

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Video Display Corporation and Subsidiaries

May 31, 2013

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

Video Display Corporation and Subsidiaries

May 31, 2013

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

VIDEO DISPLAY CORPORATION

July 15, 2013	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 15, 2013	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer