Form 10-Q
period 2013-08-31
VIDEO DISPLAY CORP
filed 2013-10-15
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2013.

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

As of August 31, 2013, the registrant had 7,593,210 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	August 31, 2013	February 28, 2013
	(unaudited)
Assets
Current assets
Cash	436	324
Restricted cash	1,200	—
Accounts receivable, less allowance for doubtful accounts of $42 and $23	3,245	4,115
Other receivables	468	68
Inventories, net	20,266	21,609
Cost and estimated earnings in excess of billings on uncompleted contracts	—	108
Deferred income taxes	1,589	2,219
Income taxes refundable	489	418
Prepaid expenses and other	121	343
Assets of discontinued operations	2,830	15,326

Total current assets	30,644	44,530

Property, plant, and equipment
Land	154	240
Buildings	2,751	3,863
Machinery and equipment	10,514	11,078

	13,419	15,181
Accumulated depreciation and amortization	(11,648)	(13,197)

Net property, plant, and equipment	1,771	1,984

Note receivable	690	622
Intangible assets, net	746	809
Deferred income taxes	619	660
Other assets	14	14
Assets of discontinued operations	2,639	3,674

Total assets	$37,123	$52,293

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(in thousands)

	August 31, 2013	February 28, 2013
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,148	$2,871
Accrued liabilities	1,486	1,542
Billings in excess of cost and estimated earnings on uncompleted contracts	—	41
Notes payable to officers and directors	515	500
Lines of credit	—	9,940
Current maturities of long-term debt	1,229	4,596
Liabilities of discontinued operations	992	2,811

Total current liabilities	5,370	22,301

Long-term debt, less current maturities	257	281
Unrecognized gain	1,154	554
Other long term liabilities	—	123
Liabilities of discontinued operations	—	126

Total liabilities	6,781	23,385

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 7,593 outstanding at August 31, 2013 and 9,732 issued and 7,566 outstanding at February 28, 2013	7,293	7,293
Additional paid-in capital	156	116
Retained earnings	33,337	32,073
Treasury stock, shares at cost; 2,139 at August 31, 2013 and 2,166 at February 28, 2013	(10,444)	(10,574)

Total shareholders’ equity	30,342	28,908

Total liabilities and shareholders’ equity	$37,123	$52,293

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Income Statements (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Net sales	$4,921	$4,417	$11,375	$9,031

Cost of goods sold	4,353	3,910	10,431	7,943

Gross profit	568	507	944	1,088

Operating expenses
Selling and delivery	380	597	854	1,067
General and administrative	880	825	1,628	1,858

	1,260	1,422	2,482	2,925

Operating (loss)	(692)	(915)	(1,538)	(1,837)

Other income (expense)
Interest expense	(327)	(176)	(686)	(353)
Other, net	(15)	62	533	160

	(342)	(114)	(153)	(193)

(Loss) from continuing operations before income taxes	(1,034)	(1,029)	(1,691)	(2,030)

Income tax (benefit)	(337)	(381)	(588)	(755)

Net (loss) from continuing operations	$(697)	$(648)	$(1,103)	$(1,275)
Income from discontinued operations, net of income tax expense	2,197	791	2,367	1,577

Net income	1,500	143	1,264	302

Net income per share:
From continuing operations-basic	$(.09)	$(.08)	$(.14)	$(.17)

From continuing operations-diluted	(.09)	(.08)	(.14)	(.16)

From discontinued operations-basic	$.29	$.10	$.31	.21

From discontinued operations-diluted	.29	.10	.31	.20

Basic weighted average shares outstanding	7,593	7,565	7,589	7,573

Diluted weighted average shares outstanding	7,609	7,625	7,617	7,629

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock

Balance, February 28, 2013	7,566	$7,293	$116	$32,073	$(10,574)

Net income	—	—	—	1,264	—
Stock grant	27	—	36	—	130
Share based compensation	—	—	4	—	—

Balance, August 31, 2013	7,593	$7,293	$156	$33,337	$(10,444)

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2013	2012

Operating Activities
Net income	$1,264	$302
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Income from discontinued operations, net of tax	(438)	(1,577)
Gain on sale of subsidiary, net of tax	(1,929)	—
Depreciation and amortization	238	256
Provision for doubtful accounts	21	(41)
Provision for inventory reserve	531	446
Non-cash charge for share based compensation	4	6
Deferred income taxes	671	(433)
Gain on disposal of assets	(400)	(48)
Unrealized loss on investments	18	(5)
Changes in working capital:
Accounts receivable	381	(489)
Inventories	813	(1,887)
Note receivable for StingRay56	—	250
Prepaid expenses and other current assets	(842)	3,826
Accounts payable and accrued liabilities	(1,902)	(537)
Deferred revenue	600	—
Cost, estimated earnings and billings, net, on uncompleted contracts	67	—
Income taxes refundable/payable	(72)	739

Net cash provided by (used in) operating activities	(975)	808

Investing Activities
Capital expenditures	(62)	(385)
Proceeds from sale of property, plant & equipment	499	—
Proceeds from sale of Chroma property	—	52
Proceeds from sale of Aydin Displays, Inc.	15,000	—

Net cash provided by (used in) investing activities	15,437	(333)

Financing Activities
Proceeds from long-term debt, lines of credit	14,054	13,853
Payments on long-term debt, lines of credit	(27,385)	(14,228)
Purchase of treasury stock	—	(90)
Re-issue of treasury stock for options exercised	166	10
Proceeds from notes payable to officers and directors	250	—
Repayments of notes payable to officers and directors	(235)	—

Net cash (used in) financing activities	(13,150)	(455)

Discontinued Operations
Operating activities	63	207
Investing activities	(60)	(219)
Financing activities	—	—

Net cash (used in) discontinued operations	3	(12)

Net change in cash	1,315	8
Cash, beginning of year	316	148

Cash, end of period	1,631	156
Cash, discontinued operations	5	—

Cash, continuing operations	1,636	156

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

August 31, 2013

Note 1. – Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2013, as filed with the Commission. There are no material changes in accounting policy during the six months ended August 31, 2013.

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

Note 2. – Liquidity

On August 30, 2013, Video Display Corporation (the “Company”) completed the sale of the majority of the assets and the transfer of specified liabilities of the Company’s wholly-owned subsidiary, Aydin Displays Inc. (“Aydin”). Aydin’s assets were sold to a newly formed acquisition affiliate of Sparton Corp. for a combination of cash, plus an additional earn-out potential that could be in excess of $6 million dollars based upon the achievement of reaching certain projected levels of EBITDA generated by the “new” Aydin in the subsequent 12-month period to the August 30, 2013 closing. The sale provisions included a holdback of $1.2 million on the proceeds, which was put in an escrow account until August 30, 2014. The Company shows this as restricted cash on its August 31, 2013 balance sheet. The Company used the proceeds to pay-off the line of credit, one of its term loans and partially pay down its second term loan with the syndicate of PNC Bank and Community & Southern Bank.

On September 6, 2013, subsequent to quarter end, PNC Bank and Community & Southern Bank entered into an Assignment and Assumption Agreement whereby Community and Southern Bank purchased all of PNC Bank’s rights and obligations under the original Credit Agreement signed on December 23, 2010 between PNC Bank, Community & Southern Bank and Video Display Corporation. Concurrently, Community & Southern Bank and Video Display Corporation entered into the Sixth Amendment to the Credit Agreement and Waiver. The agreement took the remaining balance of the Term Loan A, $1.2 million and re-allocated the Aydin payment such that the outstanding balance of Term Loan A is $1.4 million, terminated the Revolving Loan Commitment, terminated Term Loan B, waived any existing defaults, adjusted the interest rate to 5% (from current 9%), suspended regular Term Loan A Payments, required the Company to pay any working capital adjustment received from the Aydin transaction towards Term Loan A when received, and suspended all financial covenants. Term Loan A will be due at the Maturity date of December 1, 2013. The restriction limiting the amount of the Company’s common stock eligible to be repurchased remains at ten percent of the Company’s net earnings after taxes per the third amendment to the Credit Agreement.

The Company believes conditions are improving, as mentioned above, the debt with the banks has been reduced to $1.4 million with the proceeds of the sale of Aydin Displays and the Company has seen significant activity in new quotes and business won. VDC Display Systems has a number of large quotes which we expect to win in the near future. Ayon Visual Solutions, a division of Video Display Corporation, was profitable in the first quarter and has seen increased activity via a number of quotes which should become orders this fiscal year in third and fourth quarters.

Management, while operating as noted above, is exploring opportunities for potential mergers, spinoffs, or other methods. In the absence of obtaining new funding and/or any potential mergers, spinoffs, sale of the Company as a whole or any other method, management believes continuing and newly generated business as well as the CEO’s commitment to infuse additional capital, if needed, will sustain the Company going forward.

Video Display Corporation and Subsidiaries

August 31, 2013

The outstanding balance of the line of credit at August 31, 2013 was $0.0 million and the balances of the term loans were $1.2 million and $0.0 million, respectively. The outstanding balance on the line of credit at February 28, 2013 was $9.9 million and the balances of the term loans were $2.0 million and $2.6 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The remaining term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority owner. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

Note 3. – Recent Accounting Pronouncements

In July 2013, the FASB amended Accounting Standards Codification (“ASC”) 740, “Income Taxes.” The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The amendments will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The Company does not expect the adoption of this amendment to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 4. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market.

Video Display Corporation and Subsidiaries

August 31, 2013

Inventories consisted of the following (in thousands):

	August 31, 2013	February 28, 2013

Raw materials	$12,859	$13,632
Work-in-process	3,633	3,734
Finished goods	6,726	7,022

	23,218	24,388
Reserves for obsolescence	(2,952)	(2,779)

	$20,266	$21,609

Note 5. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following:

February 28, 2013

Costs incurred to date on uncompleted contracts	$816
Estimated earnings recognized to date on these contracts	268

1,084
Billings to date	(1,017)

Costs and estimated earnings in excess of billings, net	$67

Costs and estimated earnings in excess of billings	$108
Billings in excess of costs and estimated earnings	(41)

$67

The Company had two divisions in previous reporting periods who accounted for material contracts on the percentage of completion basis, Aydin Displays and VDC Display Systems. As of August 31, 2013 VDC Display Systems did not have any open contracts in progress and the Aydin Displays division had been sold. The February balances have been reclassified to reflect only the balances of VDC Display Systems.

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

August 31, 2013

Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

As of August 31, 2013 and February 28, 2013, there were no production costs that exceeded the aggregate estimated cost of all in-process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of August 31, 2013 and February 28, 2013, there were no progress payments that had been netted against inventory.

Note 6. – Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was approximately $119 thousand for the six months ended August 31, 2013 and 2012, respectively.

The cost and accumulated amortization of intangible assets were as follows (in thousands):

	August 31, 2013		February 28, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer lists	$2,903	$2,169	$2,903	$2,110
Non-compete agreements	1,015	1,015	1,015	1,015
Patents	233	221	233	217
Other intangibles	148	148	148	148

	$4,299	$3,553	$4,299	$3,490

Video Display Corporation and Subsidiaries

August 31, 2013

Note 7. – Long-term Debt

Long-term debt consisted of the following (in thousands):

	August 31,	February 28,
	2013	2013
Note payable to PNC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00%, default rate 9% (the Company is in breach of covenants; therefore, 9% rate applied.) Monthly principal payments of $58 plus accrued interest, payable through December 2013 with an extension to December 2015 with a renewal of the credit agreement in December 2013; collateralized by all assets of the Company. On September 6th, this entire liability was assumed by Community and Southern Bank. See Note 2.	$1,182	$1,983

Note payable to PNC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00%, default rate 9% (the Company is in breach of covenants; therefore, 9% rate applied.) Monthly principal payments of $17 plus accrued interest, payable through December 2013 with an extension to December 2025 with a renewal of the credit agreement in December 2013; collateralized by two properties of the Company and one property owned by the Chief Executive Officer. Note paid off August 30, 2013.	—	2,567

Mortgage payable to bank; interest rate at Community Banks Base Rate plus 0.5% (3.75% as of August 31, 2013); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of the Company.	304	327

	1,486	4,877
Less current maturities	(1,229)	(4,596)

	$257	$281

Note 8. – Lines of Credit

On August 30, 2013, Video Display Corporation (the “Company”) completed the sale of the assets and the transfer of specified liabilities of the Company’s wholly-owned subsidiary, Aydin Displays Inc. (“Aydin”). Aydin’s assets were sold to a newly formed acquisition affiliate of Sparton Corp. for a combination of cash, plus an additional earn-out potential that could be in excess of $6 million dollars based upon the achievement of reaching certain projected levels of EBITDA generated by the “new” Aydin in the subsequent 12-month period to the August 30, 2013 closing. The Company used the proceeds to pay-off the line of credit, one of its term loans and partially pay down its second term loan with the syndicate of PNC Bank and Community & Southern Bank.

On September 6, 2013, subsequent to quarter end, PNC Bank and Community & Southern Bank entered into an Assignment and Assumption Agreement whereby Community and Southern Bank purchased all of PNC Bank’s rights and obligations under the original Credit Agreement signed on December 23, 2010 between PNC Bank, Community & Southern Bank and Video Display Corporation. Concurrently, Community & Southern Bank and Video Display

Video Display Corporation and Subsidiaries

August 31, 2013

Corporation entered into the Sixth Amendment to the Credit Agreement and Waiver. The agreement took the remaining balance of the Term Loan A, $1.2 million and re-allocated the Aydin payment such that the outstanding balance of Term Loan A is $1.4 million, terminated the Revolving Loan Commitment, terminated Term Loan B, waived any existing defaults, adjusted the interest rate to 5% (from current 9%), suspended regular Term Loan A Payments, required the Company to pay any working capital adjustment received from the Aydin transaction towards Term Loan A when received, and suspended all financial covenants. Term Loan A will be due at the Maturity date of December 1, 2013. The restriction limiting the amount of the Company’s common stock eligible to be repurchased remains at ten percent of the Company’s net earnings after tax per the third amendment to the Credit Agreement.

The outstanding balance of the line of credit at August 31, 2013 was $0.0 million and the balances of the term loans were $1.2 million and $0.0 million, respectively. The outstanding balance on the line of credit at February 28, 2013 was $9.9 million and the balances of the term loans were $2.0 million and $2.6 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority owner. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

Video Display Corporation and Subsidiaries

August 31, 2013

Note 9. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months
	Ended August 31,
	2013	2012
Cash paid for:
Interest	$774	$356

Income taxes, net of refunds	$32	$(249)

Non-cash activity:
Reduction of note receivable for acquisition of StingRay56	$—	$250

Receipt of note receivable in conjunction with the sale of the Chroma property	$—	$690

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

Video Display Corporation and Subsidiaries

August 31, 2013

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended August 31, 2013 and 2012 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Three months ended August 31, 2013
Basic-continuing operations	$(696)	7,593	$(0.09)
Basic-discontinued operations	2,196		0.29
Effect of dilution:
Options	—	16	(0.00)

Diluted	$1,500	7,609	$0.20

Three months ended August 31, 2012
Basic-continuing operations	$(648)	7,565	$(0.08)
Basic-discontinued operations	791		0.10
Effect of dilution:
Options	—	60	(0.00)

Diluted	$143	7,625	$0.02

Six months ended August 31, 2013
Basic-continuing operations	$(1,103)	7,589	$(0.14)
Basic-discontinued operations	2,367		0.31
Effect of dilution:
Options	—	28	(0.00)

Diluted	$1,264	7,617	$0.17

Six months ended August 31, 2012
Basic-continuing operations	$(1,275)	7,573	$(0.17)
Basic-discontinued operations	1,577		0.21
Effect of dilution:
Options	—	56	0.00

Diluted	$302	7,629	$0.04

Stock-Based Compensation Plans

For the six-month period ended August 31, 2013 and 2012, the Company recognized general and administrative expenses of $3.7 thousand and $5.9 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheets as part of additional paid in capital. As of August 31, 2013, total unrecognized compensation costs related to stock options granted was $13.1 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

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

Three members of the board of directors were each granted 3,000 stock options during the six-month period ended August 31, 2013.

Video Display Corporation and Subsidiaries

August 31, 2013

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. The Company did not repurchase any shares in the six months ended August 31, 2013. For the six months ended August 31, 2012, the Company repurchased 22,031 shares at an average price of $4.10 per share. Under the Company’s stock repurchase program, an additional 705,106 shares remain authorized to be repurchased by the Company at August 31, 2013. The Credit Agreement executed by the Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

Note 11. – Income Taxes

The effective tax rate for continuing operations the six months ended August 31, 2013 and 2012 was 34.8% and 37.0%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.

Note 12. – Related Party Transactions

The Company has made various borrowings from the Company’s CEO since February 2013 with an interest rate of eight percent. This Company has repaid various amounts leaving a balance of this loan at August 31, 2013 at $515 thousand.

The Company’s CEO provides a portion of the collateral for the term loans with the consortium of RBC Bank and Community & Southern Bank. (See Note 8 – Lines of Credit)

Note 13. – Discontinued Operations

On August 30, 2013, Video Display Corporation (the “Company”) completed the sale of the majority of the assets and the transfer of specified liabilities of the Company’s wholly-owned subsidiary, Aydin Displays Inc. (“Aydin”). Aydin was sold to a newly formed acquisition affiliate of Sparton Corp. for a combination of cash, plus an additional earn-out potential that could be in excess of $6 million dollars based upon the achievement of reaching certain projected levels of EBITDA generated by the “new” Aydin in the subsequent 12-month period to the August 30, 2013 closing. The Company recognized a gain on the sale of the Aydin assets of $2.9 million. The potential earn-out is not included in the gain recognized. Along with the sale, the Company signed a lease agreement with the buyer, whereby the Company rented a building owned by another subsidiary of the Company to the buyer with no rent for a five year period. The Company deferred $0.6 million of the gain, and will recognize it as rental income over the five year period.

As noted above, the Company sold its Aydin Displays, Inc. subsidiary on August 30, 2013 and has signed an agreement to sell its Z-Axis, Inc. subsidiary on or about November 15, 2013. Both of these companies’ net sales, expenses and net profits are being shown as discontinued operations per accounting regulations ASC 205-20-45 “Reporting Discontinued Operations”. The assets, liabilities, operating income and cash flows from these businesses are reflected as discontinued operations in the consolidated financial statements for all periods presented. The Company has reclassified results that were previously included in continuing operations as discontinued operations for these businesses.

Video Display Corporation and Subsidiaries

August 31, 2013

The summarized financial information for discontinued operations for the three months and six months ended August 31, 2013, and August 31, 2012, is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012

Net sales	$6,474	$7,962	$12,620	$15,908
Cost of goods sold	4,275	4,967	8,447	9,884

Gross profit	2,199	2,995	4,173	6,024

Operating expenses
Selling and delivery	717	809	1,500	1,748
General and administrative	1,074	983	2,004	1,978

	1,791	1,792	3,504	3,726

Operating profit from discontinued operations	408	1,203	669	2,298

Other income (expense)
Interest expense	(3)	(4)	(7)	(8)
Other, net	—	—	2	100
Gain on sale of assets	2,923	—	2,923	—

	2,920	(4)	2,918	92

Income from discontinued operations before income taxes	3,328	1,199	3,587	2,390

Income tax expense	1,131	408	1,220	813

Income from discontinued operations	$2,197	$791	$2,367	$1,577

Gain on sale of assets, net of tax	$1,929	$—	$1,929	$—

Income from discontinued operations, net of tax	268	791	438	1,577

	$2,197	$791	$2,367	$1,577

Note 14. – Subsequent Events

Other than the anticipated sale of Z-Axis described in Note 13 and the sixth amendment to the credit agreement described in Notes 2 and 8, there are no subsequent events.

Video Display Corporation and Subsidiaries

August 31, 2013

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2013 10-K Report, which included audited consolidated financial statements and notes thereto for the fiscal year ended February 28, 2013, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During fiscal 2014, management of the Company is focusing key resources on strategic efforts to dispose of operations that will enhance the value of the Company and seek opportunities when they present themselves that enhance the profitability and sales growth of the Company’s more profitable product lines. The Company continues to seek new products through internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management – The Company continually monitors historical sales trends as well as projected future needs to ensure adequate on-hand supplies of inventory and to mitigate the risk of overstocking slower moving, obsolete items. The Company’s inventories increased particularly in the monitor division due to new product lines it is carrying in its newest divisions, requirements to fulfill contracts and last-time buys during Fiscal 2013. The Company has discontinued last time buys and has been working to reduce inventories through better management of the process. The Company has reduced inventories in its continuing operations by $1.3 million for the first six months of Fiscal 2014.

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over approximately 230 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at August 31, 2013 and February 28, 2013, believes its reserves to be adequate.

Interest rate exposure – The Company had outstanding debt of $1.8 million as of August 31, 2013, all of which is subject to interest rate fluctuations by the Company’s lenders. Higher rates applied by the Federal Reserve Board could have a negative effect on the Company’s earnings. It is the intent of the Company to continually monitor interest rates and consider converting portions of the Company’s debt from floating rates to fixed rates should conditions be favorable for such interest rate swaps or hedges.

Video Display Corporation and Subsidiaries

August 31, 2013

Results of Operations

The following table sets forth, for the three and six months ended August 31, 2013 and 2012, the percentages that selected items in the Condensed Consolidated Statements of Income bear to total sales:

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Sales
Monitors	91.2%	84.9%	90.6%	85.0%
Data display CRTs	8.8	13.3	9.4	13.4
Entertainment CRTs	0.0	0.2	0.0	0.3
Components parts	0.0	1.6	0.0	1.3

Total Company	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	88.5%	88.5%	91.7%	88.0%
Selling and delivery	7.7	13.5	7.5	11.8
General and administrative	17.9	18.7	14.3	20.5

	114.1%	120.7%	113.5%	120.3%

Operating profit (loss)	(14.1)%	(20.7)%	(13.5)%	(20.3)%

Interest expense	(6.6)%	(4.0)%	(6.0)%	(3.9)%
Other income, net	(0.3)	1.4	4.6	1.8

Income (loss) before income taxes	(21.0)%	(23.3)%	(14.9)%	(22.4)%
Income tax expense/(benefit)	(6.9)	(8.6)	(5.2)	(8.3)

Gain from discontinued operations, net of tax	44.6	17.9	20.8	17.4

Net income (loss)	30.5%	3.2%	11.1%	3.3%

Net sales

Consolidated net sales from continuing operations increased 26.0% from $9.0 million for the six months ending August 31, 2012 to $11.4 million for the six months ended August 31, 2013. The Company sold its Aydin Display, Inc. subsidiary on August 30, 2013 and announced its intention to sell its Z-Axis, Inc. subsidiary on October 4, 2013. Both of these companies’ net sales, expenses and net profits are being shown as discontinued operations per accounting regulations ASC 205-20-45 “Reporting Discontinued Operations” and, therefore, are not included in the continuing operations discussed here. See Footnote 14 of the Financial Statements.

The increase in sales was the result of increases at three of the four remaining businesses in the Monitor Division. Ayon Visual Solutions, which the Company started in July, 2011 saw its start-up efforts being rewarded with over a million dollars in sales year-to-date and expect to more than double that in the Company’s third quarter 2014. Lexel Imaging, the Company’s manufacturer of CRT products saw its sales increase 25.8% over the comparable six month period due to increased orders from their overseas customers and the military. The third business to see an increase in this group is VDC Display Systems, which increased 20.3% over last year-to-date with a mix of government and commercial business. The division expects to see this trend continue. The Company’s other business unit in the Monitor Division, Ayon CyberSecurity, showed a decrease of 9.2%.

Video Display Corporation and Subsidiaries

August 31, 2013

Gross margins

Consolidated gross margins decreased by $143 thousand or 13.2% for the six months ended August 31, 2013 over the six months ended August 31, 2012. Gross margins as a percent to sales also decreased due to product mix and the make-up of the remaining divisions. The gross margin as a percent to sales decreased from 12.0% for the six months ended August 31, 2012 to 8.3% for the six months ended August 31, 2013. Three of the four remaining companies in the Monitor Division typically have lower margins than the two companies included in discontinued operations. Ayon Visual Solutions is a distribution of command and control visualization products and as a distributor does not generate the types of margins of a manufacturer. Ayon CyberSecurity has been operating on small margins to grow their business and gain name recognition. The third company in this group with lower margins is Lexel Imaging, a CRT manufacturer, and their margins are a function of product mix and manufacturing efficiency.

Ayon CyberSecurity is the only one with negative gross margins due to the division’s inability to cover its fixed costs. Management is working with this group to improve their cost structure and increase revenues. VDC Display Systems has the highest gross margin percentage to sales at 15.5% for the six months ended August 31, 2013, but it is down from 21.4% from the same period last year. Much of this is also fixed cost absorption. Recently new orders have been coming in which should reverse this trend for the second half of the Company’s fiscal year ending February 28, 2014.

Operating expenses

Operating expenses as a percentage of sales decreased from 32.2% to 25.6% for the comparable six months ended August 31, 2013. Actual expenses decreased by $0.4 million for the six month period. These reductions in expenses were primarily due to reductions in personnel as the Company right sized the operations for the changes within the Company.

Interest expense

Interest expense increased 94.1% for the six-month comparable period ended August 31, 2013 to $0.7 million compared to $0.3 million for the same period last year. The increase was due to a higher interest rate imposed by the bank because the Company was in violation of its covenants. The Company currently has a term loan with Community and Southern Bank of $1.35 million and a mortgage on a building in Pennsylvania, $0.3 million. The interest rate on the term loan is now 5%, down from 9%.

Income taxes

The effective tax rate for continuing operations the six months ended August 31, 2013 and 2012 was 34.8% and 37.0%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.

Liquidity and Capital Resources

On August 30, 2013, Video Display Corporation (the “Company”) completed the sale of the majority of the assets and the transfer of specified liabilities of the Company’s wholly-owned subsidiary, Aydin Displays Inc. (“Aydin”). Aydin’s assets were sold to a newly formed acquisition affiliate of Sparton Corp. for a combination of cash, plus an additional earn-out potential that could be in excess of $6 million dollars based upon the achievement of reaching certain projected levels of EBITDA generated by the “new” Aydin in the subsequent 12-month period to the August 30, 2013 closing. The Company used the proceeds to pay-off the line of credit, one of its term loans and partially pay down its second term loan with the syndicate of PNC Bank and Community & Southern Bank.

On September 6, 2013, PNC Bank and Community & Southern Bank entered into an Assignment and Assumption Agreement whereby Community and Southern Bank purchased all of PNC Bank’s rights and obligations under the original Credit Agreement signed on December 23, 2010 between PNC Bank, Community & Southern Bank and Video

Video Display Corporation and Subsidiaries

August 31, 2013

Display Corporation. Concurrently, Community & Southern Bank and Video Display Corporation entered into the Sixth Amendment to the Credit Agreement and Waiver. The agreement took the remaining balance of the Term Loan A, $1.2 million and re-allocated the Aydin payment such that the outstanding balance of Term Loan A is $1.4 million, terminated the Revolving Loan Commitment, terminated Term Loan B, waived any existing defaults, adjusted the interest rate to 5% (from current 9%), suspended regular Term Loan A Payments, required the Company to pay any working capital adjustment received from the Aydin transaction towards Term Loan A when received, and suspended all financial covenants. Term Loan A will be due at the Maturity date of December 1, 2013. The restriction limiting the amount of the Company’s common stock eligible to be repurchased remains at ten percent of the Company’s net earnings after taxes per the third amendment to the Credit Agreement.

The outstanding balance of the line of credit at August 31, 2013 was $0.0 million and the balances of the term loans were $1.2 million and $0.0 million, respectively. The outstanding balance on the line of credit at February 28, 2013 was $9.9 million and the balances of the term loans were $2.0 million and $2.6 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority owner. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

The Company continues to monitor its cash and financing positions, seeking to find ways to lower its interest costs and to produce positive operating cash flow. The Company examines possibilities to grow its business as opportunities present themselves, such as new sales contracts or niche acquisitions. There could be an impact on working capital requirements to fund this growth. As in the past, the intent is to finance such projects with operating cash flows; however, more permanent sources of capital may be required in certain circumstances.

Cash used by operations for the six months ended August 31, 2013 was $1.0 million. Net income from operations provided $1.3 million, and adjustments to reconcile net income to net cash were $1.3 million including income from discontinued operations, net of tax of $0.4 million, offset by changes in depreciation ($0.3 million), deferred taxes ($0.7 million), accounts receivable reserves and inventory reserves ($0.5 million) and a gain on the sale of discontinued assets, ($1.9 million, net of tax) and gain on sale of assets ($0.4). Changes in working capital used $1.0 million primarily due to a decrease in accounts payable of $1.9 million, an increase in deferred revenue of $0.6 million, a decrease in inventories of $0.8 million, a decrease in accounts receivable of $0.4 million, a decrease in refundable income taxes of $0.1 million, and a decrease in prepaid expenses of $0.8 million. Cash provided by operations for the six months ended August 31, 2012 was $0.8 million.

Investing activities provided cash of $15.4 million due to the sale of the assets of Aydin Displays, Inc. and the sale of the Company’s property in Bossier City, LA. Cash used by investing activities for the six months ended August 31, 2012 was $0.3 million.

Financing activities used cash of $13.2 million for the six months ended August 31, 2013, due to the pay-off of the Company’s line of credit, a term loan and the pay down of the remaining term loan with PNC Bank and Community and Southern bank. Cash used by financing activities for the six months ended August 31, 2012 was $0.5 million.

The Company’s debt agreement with Community & Southern Bank was amended on September 6, 2013. All financial covenants were suspended until the end of the current agreement, December 1, 2013.

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the six months ended August 31, 2012, the Company repurchased 22,031 shares at an average price of $4.10 per share. The Company did not repurchase any shares in the six months ended August 31, 2013. Under the Company’s stock repurchase program, an additional 705,106 shares remain authorized to be repurchased by the Company at August 31, 2013. The Credit Agreement executed by the

Video Display Corporation and Subsidiaries

August 31, 2013

Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

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

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for CRTs in this estimate of net realizable value. Management is able to identify consumer-buying trends, such as size and application, well in advance of supplying replacement CRTs. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. The average life of a CRT is five to seven years, at which time the Company’s replacement market develops. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. There were no significant changes in management’s estimates in the second quarter of fiscal 2014 and 2013; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

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

August 31, 2013

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

Recent accounting pronouncements

In July 2013, the FASB amended Accounting Standards Codification (“ASC”) 740, “Income Taxes.” The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The amendments will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The Company does not expect the adoption of these amendments to have a significant effect on the Company’s consolidated financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. Approximately $1.7 million of outstanding debt at August 31, 2013 related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the prime rate or the LIBOR rate. Both rate bases are incremented for margins specified in their agreements. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease

Video Display Corporation and Subsidiaries

August 31, 2013

of approximately $0.2 million in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at August 31, 2013. The Company does not trade in derivative financial instruments.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2013. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2013.

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

August 31, 2013

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

August 31, 2013

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

10(j)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

10(k)	Amendment to Loan and Security Agreement dated January 17, 2012 (incorporated by reference to Exhibit 10(k) to the Company’s Report on Form 10-K dated May 29, 2012)

10(l)	Amendment to Loan and Security Agreement dated May 22, 2012 (incorporated by reference to Exhibit 10(l) to the Company’s Report on Form 10-K dated May 29, 2012)

10(m)	Video Display- Sparton Asset Purchase Agreement dated August 30, 2013

10(n)	Amendment to Loan and Security Agreement dated September 6, 2013

10(o)	Video Display Stock Purchase Agreement to sell Z-Axis, Inc. dated October 9, 2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

October 15, 2013	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 15, 2013	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer