Form 10-Q
period 2013-11-30
VIDEO DISPLAY CORP
filed 2014-01-14
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2013.

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

As of November 30, 2013, the registrant had 7,593,210 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	November 30,	February 28,
	2013	2013
	(unaudited)
Assets
Current assets
Cash	1,436	324
Restricted cash	1,200	—
Accounts receivable, less allowance for doubtful accounts of $51 and $23	2,266	4,115
Other receivables	474	68
Inventories, net	18,423	21,609
Cost and estimated earnings in excess of billings on uncompleted contracts	—	108
Deferred income taxes	1,679	2,219
Income taxes refundable	636	418
Prepaid expenses and other	125	343
Assets of discontinued operations	2,630	15,326

Total current assets	28,869	44,530

Property, plant, and equipment
Land	154	240
Buildings	2,751	3,863
Machinery and equipment	10,532	11,078

	13,437	15,181
Accumulated depreciation and amortization	(11,727)	(13,197)

Net property, plant, and equipment	1,710	1,984

Note receivable	690	622
Intangible assets, net	715	809
Deferred income taxes	613	660
Other assets	14	14
Assets of discontinued operations	2,567	3,674

Total assets	$35,178	$52,293

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(in thousands)

	November 30,	February 28,
	2013	2013
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$883	$2,871
Accrued liabilities	779	1,542
Billings in excess of cost and estimated earnings on uncompleted contracts	—	41
Notes payable to officers and directors	—	500
Lines of credit	—	9,940
Current maturities of long-term debt	1,398	4,596
Liabilities of discontinued operations	1,021	2,811

Total current liabilities	4,081	22,301

Long-term debt, less current maturities	245	281
Unrecognized gain	1,124	554
Other long term liabilities	—	123
Liabilities of discontinued operations	—	126

Total liabilities	5,450	23,385

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 7,593 outstanding at November 30, 2013 and 9,732 issued and 7,566 outstanding at February 28, 2013	7,293	7,293
Additional paid-in capital	158	116
Retained earnings	32,721	32,073
Treasury stock, shares at cost; 2,139 at November 30, 2013 and 2,166 at February 28, 2013	(10,444)	(10,574)

Total shareholders’ equity	29,728	28,908

Total liabilities and shareholders’ equity	$35,178	$52,293

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Income Statements (unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Net sales	$5,779	$4,543	$17,154	$13,574

Cost of goods sold	5,649	4,089	16,080	12,032

Gross profit	130	454	1,074	1,542

Operating expenses
Selling and delivery	371	588	1,225	1,655
General and administrative	989	823	2,617	2,681

	1,360	1,411	3,842	4,336

Operating (loss)	(1,230)	(957)	(2,768)	(2,794)

Other income (expense)
Interest expense	(23)	(163)	(709)	(516)
Other, net	125	85	658	245

	102	(78)	(51)	(271)

(Loss) from continuing operations before income taxes	(1,128)	(1,035)	(2,819)	(3,065)

Income tax (benefit)	(316)	(399)	(904)	(1,154)

Net (loss) from continuing operations	$(812)	$(636)	$(1,915)	$(1,911)
Income from discontinued operations, net of income tax expense	196	784	2,563	2,361

Net income (loss)	(616)	148	648	450

Net income (loss) per share:
From continuing operations-basic	$(.11)	$(.08)	$(.25)	$(.25)

From continuing operations-diluted	(.11)	(.08)	(.25)	(.25)

From discontinued operations-basic	$.03	$.10	$.34	.31

From discontinued operations-diluted	.03	.10	.34	.31

Basic weighted average shares outstanding	7,593	7,566	7,590	7,571

Diluted weighted average shares outstanding	7,609	7,615	7,614	7,624

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 28, 2013	7,566	$7,293	$116	$32,073	$(10,574)
Net income	—	—	—	648	—
Stock grant	27	—	36	—	130
Share based compensation	—	—	6	—	—

Balance, November 30, 2013	7,593	$7,293	$158	$32,721	$(10,444)

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2013	2012
Operating Activities
Net income	$648	$450
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(634)	(2,361)
Gain on sale of subsidiary, net of tax	(1,929)	—
Depreciation and amortization	348	378
Provision for doubtful accounts	30	(38)
Provision for inventory reserve	795	660
Non-cash charge for share based compensation	6	8
Deferred income taxes	587	(422)
Gain on disposal of assets	(400)	(48)
Other	189	—
Changes in working capital:
Accounts receivable	1,346	(862)
Inventories	2,391	(2,142)
Note receivable for StingRay56	—	250
Prepaid expenses and other current assets	(354)	4,007
Accounts payable and accrued liabilities	(2,874)	436
Deferred revenue	570	—
Cost, estimated earnings and billings, net, on uncompleted contracts	67	140
Income taxes refundable/payable	(219)	603

Net cash provided by operating activities	567	1,059

Investing Activities
Capital expenditures	(79)	(386)
Proceeds from sale of property, plant & equipment	499	—
Proceeds from sale of Chroma property	—	52
Proceeds from sale of subsidiary	15,000	—

Net cash provided by (used in) investing activities	15,420	(334)

Financing Activities
Proceeds from long-term debt, lines of credit	14,054	17,490
Payments on long-term debt, lines of credit	(27,229)	(18,172)
Purchase of treasury stock	—	(90)
Re-issue of treasury stock for options exercised	—	20
Proceeds from notes payable to officers and directors	250	—
Repayments of notes payable to officers and directors	(750)	—

Net cash (used in) financing activities	(13,675)	(752)

Discontinued Operations
Operating activities	69	230
Investing activities	(61)	(243)
Financing activities	—	—

Net cash provided by (used in) discontinued operations	8	(13)

Net change in cash	2,320	(40)
Cash, beginning of year	316	148

Cash, end of period	2,636	108
Cash, discontinued operations	—	—

Cash, continuing operations	2,636	108

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

November 30, 2013

Note 1. – Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2013, as filed with the Commission. There are no material changes in accounting policy during the nine months ended November 30, 2013.

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

Note 2. – Liquidity

On August 30, 2013, Video Display Corporation (the “Company”) completed the sale of the majority of the assets and the transfer of specified liabilities of the Company’s wholly-owned subsidiary, Aydin Displays Inc. (“Aydin”). Aydin’s assets were sold to a newly formed acquisition affiliate of Sparton Corp. for a combination of cash totaling $15 million, plus an additional earn-out potential that could be in excess of $6 million dollars based upon the achievement of reaching certain projected levels of EBITDA generated by the “new” Aydin in the subsequent 12-month period to the August 30, 2013 closing. The sale provisions included a holdback of $1.2 million on the proceeds, which was put in an escrow account until August 30, 2014. The Company shows this as restricted cash on its November 30, 2013 balance sheet. The Company used the proceeds to pay-off the line of credit, one of its term loans and partially pay down its second term loan with the syndicate of PNC Bank and Community & Southern Bank.

On September 6, 2013, PNC Bank and Community & Southern Bank entered into an Assignment and Assumption Agreement whereby Community & Southern Bank purchased all of PNC Bank’s rights and obligations under the original Credit Agreement signed on December 23, 2010 between PNC Bank, Community & Southern Bank and Video Display Corporation. Concurrently, Community & Southern Bank and Video Display Corporation entered into the Sixth Amendment to the Credit Agreement and Waiver. The agreement took the remaining balance of the Term Loan A, $1.2 million and re-allocated the Aydin payment such that the outstanding balance of Term Loan A is $1.4 million, terminated the Revolving Loan Commitment, terminated Term Loan B, waived any existing defaults, adjusted the interest rate to 5% (from current 9%), suspended regular Term Loan A Payments, required the Company to pay any working capital adjustment received from the Aydin transaction towards Term Loan A when received, and suspended all financial covenants. On November 27, 2013, Video Display Corporation and Community & Southern Bank entered into the Seventh Amendment to the Credit Agreement. The Amendment set the maturity date of the remaining term loan as the earlier of August 31, 2014 or the sale of any stock, or all, or any material portion of the assets of the Company. The restriction limiting the amount of the Company’s common stock eligible to be repurchased remains at ten percent of the Company’s net earnings after taxes per the third amendment to the Credit Agreement.

Management believes conditions are improving, and as mentioned above, the debt with the banks has been reduced to $1.4 million with the proceeds of the sale of Aydin Displays, and the Company has seen significant activity in new quotes and business won. VDC Display Systems has a number of large quotes outstanding which they expect to win

Video Display Corporation and Subsidiaries

November 30, 2013

in the near future. Additionally, AYON Visual Solutions, a division of the Company, was profitable in the third quarter and has seen increased activity via a number of quotes which should become orders in the fourth quarter of this fiscal year.

Management continues to explore opportunities for potential mergers, spinoffs, or other methods of enhancing shareholder value. In the absence of obtaining new funding and/or any potential mergers, spinoffs, sale of the Company as a whole or any other method, management believes continuing and newly generated business as well as the CEO’s commitment to infuse additional capital, if needed, will sustain the Company going forward.

The outstanding balance of the line of credit at November 30, 2013 was $0.0 million and the balances of the term loans were $1.4 million and $0.0 million, respectively. The outstanding balance on the line of credit at February 28, 2013 was $9.9 million and the balances of the term loans were $2.0 million and $2.6 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The remaining term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority owner. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

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

Note 4. - Inventories

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following (in thousands):

	November 30,	February 28,
	2013	2013
Raw materials	$12,922	$13,632
Work-in-process	2,846	3,734
Finished goods	5,871	7,022

	21,639	24,388
Reserves for obsolescence	(3,216)	(2,779)

	$18,423	$21,609

Video Display Corporation and Subsidiaries

November 30, 2013

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

$67

The Company had two divisions in previous reporting periods who accounted for material contracts on the percentage of completion basis, Aydin Displays and VDC Display Systems. As of November 30, 2013 VDC Display Systems did not have any open contracts in progress and the Aydin Displays division had been sold. The February balances have been reclassified to reflect only the balances of VDC Display Systems.

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

As of November 30, 2013 and February 28, 2013, there were no production costs that exceeded the aggregate estimated cost of all in-process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of November 30, 2013 and February 28, 2013, there were no progress payments that had been netted against inventory.

Video Display Corporation and Subsidiaries

November 30, 2013

Note 6. – Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was approximately $150 thousand for the nine months ended November 30, 2013 and $179 thousand for the nine months ended November 30, 2012.

The cost and accumulated amortization of intangible assets were as follows (in thousands):

	November 30, 2013		February 28, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer lists	$2,903	$2,198	$2,903	$2,110
Non-compete agreements	1,015	1,015	1,015	1,015
Patents	233	223	233	217
Other intangibles	148	148	148	148

	$4,299	$3,584	$4,299	$3,490

Note 7. – Long-term Debt

Long-term debt consisted of the following (in thousands):

	November 30,	February 28,
	2013	2013
Note payable to Community & Southern Bank; interest rate at LIBOR plus 400 basis points as defined per the loan agreement, minimum 5.00%, 5% rate applied. Monthly principal payments of $0 plus accrued interest, payable through August 2014; collateralized by all assets of the Company. On September 6th, this entire liability was assumed by Community and Southern Bank. See Note 2.	$1,350	$1,983

Note payable to PNC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00%, default rate 9% (the Company was in breach of covenants; therefore, 9% rate applied.) Collateralized by two properties of the Company and one property owned by the Chief Executive Officer. Note paid off August 30, 2013.	—	2,567

Mortgage payable to bank; interest rate at Community Banks Base Rate plus 0.5% (3.75% as of November 30, 2013); monthly principal and interest payments of $5 payable through October 2021; collateralized by land and building of the Company.	293	327

	1,643	4,877
Less current maturities	(1,398)	(4,596)

	$245	$281

Video Display Corporation and Subsidiaries

November 30, 2013

Note 8. - Lines of Credit

On August 30, 2013, Video Display Corporation (the “Company”) completed the sale of the assets and the transfer of specified liabilities of the Company’s wholly-owned subsidiary, Aydin Displays Inc. (“Aydin”). Aydin’s assets were sold to a newly formed acquisition affiliate of Sparton Corp. for a combination of cash totaling $15 million, plus an additional earn-out potential that could be in excess of $6 million dollars based upon the achievement of reaching certain projected levels of EBITDA generated by the “new” Aydin in the subsequent 12-month period to the August 30, 2013 closing. The Company used the proceeds to pay-off the line of credit, one of its term loans and partially pay down its second term loan with the syndicate of PNC Bank and Community & Southern Bank.

On September 6, 2013, PNC Bank and Community & Southern Bank entered into an Assignment and Assumption Agreement whereby Community & Southern Bank purchased all of PNC Bank’s rights and obligations under the original Credit Agreement signed on December 23, 2010 between PNC Bank, Community & Southern Bank and Video Display Corporation. Concurrently, Community & Southern Bank and Video Display Corporation entered into the Sixth Amendment to the Credit Agreement and Waiver. The agreement took the remaining balance of the Term Loan A, $1.2 million and re-allocated the Aydin payment such that the outstanding balance of Term Loan A is $1.4 million, terminated the Revolving Loan Commitment, terminated Term Loan B, waived any existing defaults, adjusted the interest rate to 5% (from current 9%), suspended regular Term Loan A Payments, required the Company to pay any working capital adjustment received from the Aydin transaction towards Term Loan A when received, and suspended all financial covenants. On November 27, 2013, Video Display Corporation and Community & Southern Bank entered into the Seventh Amendment to the Credit Agreement. The Amendment set the maturity date of the remaining term loan as the earlier of August 31, 2014 or the sale of any stock, or all, or any material portion of the assets of the Company. The restriction limiting the amount of the Company’s common stock eligible to be repurchased remains at ten percent of the Company’s net earnings after taxes per the third amendment to the Credit Agreement.

The outstanding balance of the line of credit at November 30, 2013 was $0.0 million and the balances of the term loans were $1.4 million and $0.0 million, respectively. The outstanding balance on the line of credit at February 28, 2013 was $9.9 million and the balances of the term loans were $2.0 million and $2.6 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The $3.0 million term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority owner. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

Video Display Corporation and Subsidiaries

November 30, 2013

Note 9. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months
	Ended November 30,
	2013	2012
Cash paid for:
Interest	$796	$356

Income taxes, net of refunds	$48	$(249)

Non-cash activity:
Reduction of note receivable for acquisition of StingRay56	$—	$250

Receipt of note receivable in conjunction with the sale of the Chroma property	$—	$690

Stock grant related to the acquisition of StingRay56	$166	$7

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

Video Display Corporation and Subsidiaries

November 30, 2013

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended November 30, 2013 and 2012 (in thousands, except per share data):

		Weighted
		Average	Earnings (Loss)
	Net	Common Shares	Per
	Income (Loss)	Outstanding	Share
Three months ended November 30, 2013
Basic-continuing operations	$(812)	7,593	$(0.11)
Basic-discontinued operations	196		0.03
Effect of dilution:
Options	—	16	0.00

Diluted	$(616)	7,609	$(0.08)

Three months ended November 30, 2012
Basic-continuing operations	$(636)	7,566	$(0.08)
Basic-discontinued operations	784		0.10
Effect of dilution:
Options	—	49	0.00

Diluted	$148	7,615	$0.02

Nine months ended November 30, 2013
Basic-continuing operations	$(1,915)	7,590	$(0.25)
Basic-discontinued operations	2,563		0.34
Effect of dilution:
Options	—	24	0.00

Diluted	$648	7,614	$0.09

Nine months ended November 30, 2012
Basic-continuing operations	$(1,911)	7,571	$(0.25)
Basic-discontinued operations	2,361		0.31
Effect of dilution:
Options	—	53	0.00

Diluted	$450	7,624	$0.06

Stock-Based Compensation Plans

For the nine-month period ended November 30, 2013 and 2012, the Company recognized general and administrative expenses of $5.9 thousand and $7.7 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheets as part of additional paid in capital. As of November 30, 2013, total unrecognized compensation costs related to stock options granted was $10.9 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately two years.

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

Video Display Corporation and Subsidiaries

November 30, 2013

Three members of the board of directors were each granted 3,000 stock options during the nine-month period ended November 30, 2013.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. The Company did not repurchase any shares in the nine months ended November 30, 2013. For the nine months ended November 30, 2012, the Company repurchased 22,031 shares at an average price of $4.10 per share. Under the Company’s stock repurchase program, an additional 705,106 shares remain authorized to be repurchased by the Company at November 30, 2013. The Credit Agreement executed by the Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

Note 11. – Income Taxes

The effective tax rate for continuing operations the nine months ended November 30, 2013 and 2012 was 32.1% and 37.7%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.

Note 12. – Related Party Transactions

The Company has made various borrowings from the Company’s CEO since February 2013 with an interest rate of eight percent. The Company has repaid these loans as of November 30, 2013.

The Company’s CEO provides a portion of the collateral for the term loan with the Community & Southern Bank. (See Note 8 – Lines of Credit)

Note 13. – Discontinued Operations

On August 30, 2013, Video Display Corporation (the “Company”) completed the sale of the assets and the transfer of specified liabilities of the Company’s wholly-owned subsidiary, Aydin Displays Inc. (“Aydin”). Aydin’s assets were sold to a newly formed acquisition affiliate of Sparton Corp. for a combination of cash totaling $15 million, plus an additional earn-out potential that could be in excess of $6 million dollars based upon the achievement of reaching certain projected levels of EBITDA generated by the “new” Aydin in the subsequent 12-month period to the August 30, 2013 closing. The Company recognized a gain on the sale of the Aydin assets of $2.9 million. The potential earn-out is not included in the gain recognized. Along with the sale, the Company signed a lease agreement with the buyer, whereby the Company rented a building owned by another subsidiary of the Company to the buyer with no rent for a five year period. The Company deferred $0.6 million of the gain, and will recognize it as rental income over the five year period.

As noted above, the Company sold its Aydin Displays, Inc. subsidiary on August 30, 2013 and has signed an agreement to sell its Z-Axis, Inc. subsidiary. The sale of the Z-Axis subsidiary is expected to take place on January 16, 2014 for approximately ten million dollars for cash and a one million dollar note payable. Both of these companies’ net

Video Display Corporation and Subsidiaries

November 30, 2013

sales, expenses and net profits are being shown as discontinued operations per ASC 205-20-45 “Reporting Discontinued Operations”. The assets, liabilities, operating income and cash flows from these businesses are reflected as discontinued operations in the consolidated financial statements for all periods presented. The Company has reclassified results that were previously included in continuing operations as discontinued operations for these businesses.

The summarized financial information for discontinued operations for the three months and nine months ended November 30, 2013, and November 30, 2012, is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Net sales	$2,381	$8,071	$15,001	$23,979
Cost of goods sold	1,515	5,243	9,962	15,127

Gross profit	866	2,828	5,039	8,852

Operating expenses
Selling and delivery	72	719	1,572	2,467
General and administrative	498	925	2,502	2,903

	570	1,644	4,074	5,370

Operating profit from discontinued operations	296	1,184	965	3,482
Other income (expense)
Interest expense	—	(4)	(7)	(12)
Other, net	—	7	2	107
Gain on sale of assets	—	—	2,923	—

	—	3	2,918	95

Income from discontinued operations before income taxes	296	1,187	3,883	3,577
Income tax expense	100	403	1,320	1,216

Income from discontinued operations	$196	$784	$2,563	$2,361

Gain on sale of assets, net of tax	$—	—	$1,929	—
Income from discontinued operations, net of tax	196	784	634	2,361

	$196	$784	$2,563	$2,361

Note 14. – Subsequent Events

Other than the anticipated sale of Z-Axis described in Note 13, there are no other subsequent events.

Video Display Corporation and Subsidiaries

November 30, 2013

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

Inventory management - The Company continually monitors historical sales trends as well as projected future needs to ensure adequate on-hand supplies of inventory and to mitigate the risk of overstocking slower moving, obsolete items. The Company’s inventories have decreased throughout all of its divisions during the current fiscal year. The Company has reduced inventories by over two million dollars at its Lexel and Data Displays divisions, the two divisions primarily responsible for CRT sales. The Company has reduced inventories throughout the other divisions by over one million dollars by better management of the procurement process. These amounts do not include Aydin Displays, the division which was sold during the current year.

Certain of the Company’s divisions maintain significant inventories of CRTs and component parts in an effort to ensure its customers a reliable source of supply. The Company’s inventory turnover averages over approximately 290 days, although in many cases the Company would anticipate holding 90 to 100 days of inventory in the normal course of operations. This level of inventory is higher than some of the Company’s competitors because it sells a number of products representing older, or trailing edge, technology that may not be available from other sources. The market for these trailing edge technology products is declining and, as manufacturers for these products discontinue production or exit the business, the Company may make last time buys. In the monitor operations of the Company’s business, the market for its products is characterized by fairly rapid change as a result of the development of new technologies, particularly in the flat panel display area. If the Company fails to anticipate the changing needs of its customers and accurately forecast their requirements, it may accumulate inventories of products which its customers no longer need and which the Company will be unable to sell or return to its vendors. Because of this, the Company’s management monitors the adequacy of its inventory reserves regularly, and at November 30, 2013 and February 28, 2013, believes its reserves to be adequate.

Video Display Corporation and Subsidiaries

November 30, 2013

Results of Operations

The following table sets forth, for the three and nine months ended November 30, 2013 and 2012, the percentages that selected items in the Condensed Consolidated Statements of Income bear to total sales:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2013	2012	2013	2012
Sales
Monitors	90.1%	90.6%	90.4%	86.9%
Data display CRTs	9.9	8.6	9.6	11.8
Entertainment CRTs	0.0	0.1	0.0	0.2
Components parts	0.0	0.7	0.0	1.1

Total Company	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	97.8%	90.0%	93.7%	88.6%
Selling and delivery	6.4	12.9	7.1	12.2
General and administrative	17.1	18.2	15.3	19.8

	121.3%	121.1%	116.1%	120.6%

Operating profit (loss)	(21.3)%	(21.1)%	(16.1)%	(20.6)%

Interest expense	(0.4)%	(3.6)%	(4.1)%	(3.8)%
Other income, net	2.2	1.9	3.8	1.8

Income (loss) before income taxes	(19.5)%	(22.8)%	(16.4)%	(22.6)%
Income tax expense/(benefit)	(5.4)	(8.8)	(5.3)	(8.5)

Income from discontinued operations, net of tax	3.4	17.3	14.9	17.4

Net income (loss)	(10.7)%	3.3%	3.8%	3.3%

Net sales

The Company sold its Aydin Display, Inc. subsidiary on August 30, 2013 and announced its intention to sell its Z-Axis, Inc. subsidiary on October 4, 2013. Both of these companies’ net sales, expenses and net profits are being shown as discontinued operations per ASC 205-20-45 “Reporting Discontinued Operations” and, therefore, are not included in the continuing operations discussed here. See Footnote 14 of the Financial Statements.

Consolidated net sales from continuing operations increased 26.5% from $13.6 million for the nine months ending November 30, 2012 to $17.2 million for the nine months ended November 30, 2013.The increase in sales was the result of increases at all of the four remaining businesses in the Monitor Division. AYON Visual Solutions, which the Company started in July 2011, saw its start-up efforts being rewarded with over two million dollars in sales year-to-date and expects to end the year with sales of over three million dollars. Lexel Imaging, the Company’s manufacturer of CRT products saw its sales increase 21.5% over the comparable nine-month period due to increased orders from their overseas customers and the military. VDC Display Systems had a small increase over last year of 2.6%. The Company’s other business unit in the Monitor Division, AYON CyberSecurity, showed an increase of 6.2%. The Company has acquired significant new orders at VDC Display Systems with new and existing customers and expects business to improve over last year. AYON CyberSecurity should finish the fiscal year with higher revenues than the last two quarters.

Video Display Corporation and Subsidiaries

November 30, 2013

Gross margins

Consolidated gross margins decreased by $468 thousand or 30.4% for the nine months ended November 30, 2013 over the nine months ended November 30, 2012. Gross margins as a percent to sales also decreased due to product mix and the make-up of the remaining divisions. The gross margin as a percent to sales decreased from 11.4% for the nine months ended November 30, 2012 to 6.3% for the nine months ended November 30, 2013. Three of the four remaining companies in the Monitor Division typically have lower margins than the two companies included in discontinued operations. AYON Visual Solutions is a distributor of command and control visualization products and as a distributor does not generate the types of margins of a manufacturer. AYON CyberSecurity has been operating on small margins to grow their business and gain name recognition. The third division or subsidiary in this group with lower margins is Lexel Imaging, a CRT manufacturer, and their margins are a function of product mix and manufacturing efficiency.

AYON CyberSecurity is the only one with negative gross margins due to the division’s inability to cover its fixed costs. Management is working with this group to improve their cost structure and increase revenues. VDC Display Systems had a gross margin percentage to sales of 15.6% for the nine months ended November 30, 2013, but it is down from 23.9% from the same period last year. Much of this is also fixed cost absorption. Both divisions need stronger revenues to absorb their fixed costs, AYON CyberSecurity needs to improve the margins on the products they sell and increase efficiencies in their manufacturing processes. We are working towards these goals.

Operating expenses

Operating expenses as a percentage of sales decreased from 31.9% to 22.4% for the comparable nine months ended November 30, 2013. Actual expenses decreased by $0.5 million for the nine month period. These reductions in expenses were primarily due to reductions in personnel as the Company right sized the operations for the changes within the Company.

Interest expense

Interest expense increased 37.5% for the nine-month comparable period ended November 30, 2013 to $0.7 million compared to $0.5 million for the same period last year. The increase was due to a higher interest rate imposed by the bank because the Company was in violation of its covenants during the first and second quarters of the current year. The Company currently has a term loan with Community and Southern Bank of $1.35 million and a mortgage on a building in Pennsylvania, $0.3 million. The interest rate on the term loan is now 5%, down from 9%. The Company expects lower interest costs going forward due to the lower rate and outstanding balance.

Income taxes

The effective tax rate for continuing operations the nine months ended November 30, 2013 and 2012 was 32.1% and 37.7%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits.

Liquidity and Capital Resources

On August 30, 2013, Video Display Corporation (the “Company”) completed the sale of the majority of the assets and the transfer of specified liabilities of the Company’s wholly-owned subsidiary, Aydin Displays Inc. (“Aydin”). Aydin was sold to a newly formed acquisition affiliate of Sparton Corp. for a combination of cash totaling $15 million, plus an additional earn-out potential that could be in excess of $6 million dollars based upon the achievement of reaching certain projected levels of EBITDA generated by the “new” Aydin in the subsequent 12-month period to the August 30, 2013 closing. The Company used the proceeds to pay-off the line of credit, one of its term loans and partially pay down its second term loan with the syndicate of PNC Bank and Community & Southern Bank.

Video Display Corporation and Subsidiaries

November 30, 2013

On September 6, 2013, PNC Bank and Community & Southern Bank entered into an Assignment and Assumption Agreement whereby Community & Southern Bank purchased all of PNC Bank’s rights and obligations under the original Credit Agreement signed on December 23, 2010 between PNC Bank, Community & Southern Bank and Video Display Corporation. Concurrently, Community & Southern Bank and Video Display Corporation entered into the Sixth Amendment to the Credit Agreement and Waiver. The agreement took the remaining balance of the Term Loan A, $1.2 million and re-allocated the Aydin payment such that the outstanding balance of Term Loan A is $1.4 million, terminated the Revolving Loan Commitment, terminated Term Loan B, waived any existing defaults, adjusted the interest rate to 5% (from current 9%), suspended regular Term Loan A Payments, required the Company to pay any working capital adjustment received from the Aydin transaction towards Term Loan A when received, and suspended all financial covenants. On November 27, 2013, Video Display Corporation and Community & Southern Bank entered into the Seventh Amendment to the Credit Agreement. The Amendment set the maturity date of the remaining term loan as the earlier of August 31, 2014 or the sale of any stock, or all, or any material portion of the assets of the Company. The restriction limiting the amount of the Company’s common stock eligible to be repurchased remains at ten percent of the Company’s net earnings after taxes per the third amendment to the Credit Agreement.

The outstanding balance of the line of credit at November 30, 2013 was $0.0 million and the balances of the term loans were $1.4 million and $0.0 million, respectively. The outstanding balance on the line of credit at February 28, 2013 was $9.9 million and the balances of the term loans were $2.0 million and $2.6 million, respectively. These loans are secured by all assets and personal property of the Company and a limited guarantee of the Chief Executive Officer of $3.0 million. The term loan is secured by real estate property of the Company and a building owned by Southeastern Metro Savings, LLC, a company in which the Company’s Chief Executive Officer is a minority owner. The building will continue to be in the collateral pool until such time as the note is sufficiently paid down or it is replaced by other collateral.

The Company continues to monitor its cash and financing positions seeking to find ways to produce positive operating cash flow. The Company examines possibilities to grow its business as opportunities present themselves, such as new sales contracts or niche acquisitions. There could be an impact on working capital requirements to fund this growth. The intent is to finance such projects with proceeds from the sale of divisions and operating cash flows; however, more permanent sources of capital may be required in certain circumstances.

Cash used by operations for the nine months ended November 30, 2013 was $0.6 million. Net income from operations provided $0.6 million and adjustments to reconcile net income to net cash were $1.3 million including income from discontinued operations, net of tax of $0.6 million, a gain on the sale of assets ($1.9 million, net of tax) and gain on sale of assets ($0.4 million) offset by changes in depreciation ($0.4 million), deferred taxes ($0.6 million), accounts receivable reserves and inventory reserves ($0.8 million) and other adjustments ($0.2 million). Changes in working capital used $0.9 million primarily due to a decrease in accounts payable of $2.9 million, an increase in deferred revenue of $0.6 million, a decrease in inventories of $2.4 million, a decrease in accounts receivable of $1.3 million, an increase in refundable income taxes of $0.2 million, and an increase in prepaid expenses of $0.3 million. Cash provided by operations for the nine months ended November 30, 2012 was $1.1 million.

Investing activities provided cash of $15.4 million due to the sale of the assets of Aydin Displays, Inc. and the sale of the Company’s property in Bossier City, LA offset by capital expenditures of $0.1 million. Cash used by investing activities for the nine months ended November 30, 2012 was $0.3 million.

Financing activities used cash of $13.7 million for the nine months ended November 30, 2013, due to the pay-off of the Company’s line of credit, a term loan, the pay down of the remaining term loan with PNC Bank and Community & Southern bank and the pay-off of a note payable to the Company’s CEO. Cash used by financing activities for the nine months ended November 30, 2012 was $0.7 million.

Video Display Corporation and Subsidiaries

November 30, 2013

The Company’s debt agreement with Community & Southern Bank was amended on September 6, 2013 and again on November 27, 2013. All financial covenants are suspended until the end of the current agreement, August 31, 2014.

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On July 8, 2009, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,000,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the six months ended August 31, 2012, the Company repurchased 22,031 shares at an average price of $4.10 per share. The Company did not repurchase any shares in the nine months ended November 30, 2013. Under the Company’s stock repurchase program, an additional 705,106 shares remain authorized to be repurchased by the Company at November 30, 2013. The Credit Agreement executed by the Company on December 23, 2010 included restrictions on investments that restricted further repurchases of stock under this program. On September 1, 2011, the Agreement was amended to allow the Company to repurchase a limited amount of the Company’s common stock, equal to ten percent of the Company’s net earnings after taxes subject to meeting certain share repurchase conditions.

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

November 30, 2013

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

Video Display Corporation and Subsidiaries

November 30, 2013

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships, such as prime to LIBOR spreads. The Company has approximately $1.4 million of outstanding debt at November 30, 2013 related to indebtedness under variable rate debt. Interest on the outstanding balance of this debt will be charged based on a variable rate related to the LIBOR rate. The rate basis is incremented for margins specified in the agreement. Thus, the Company’s interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one-percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $14 thousand in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at November 30, 2013. The Company does not trade in derivative financial instruments.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2013. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2013.

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

November 30, 2013

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

November 30, 2013

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

10(j)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

10(k)	Amendment to Loan and Security Agreement dated January 17, 2012 (incorporated by reference to Exhibit 10(k) to the Company’s Report on Form 10-K dated May 29, 2012)

10(l)	Amendment to Loan and Security Agreement dated May 22, 2012 (incorporated by reference to Exhibit 10(l) to the Company’s Report on Form 10-K dated May 29, 2012)

10(m)	Video Display- Sparton Asset Purchase Agreement dated August 30, 2013(incorporated by reference to Exhibit 10(m) to the Company’s Report on Form 10-Q dated August 31,2013

10(n)	Amendment to Loan and Security Agreement dated September 6, 2013(incorporated by reference to Exhibit 10(o) to the Company’s Report on Form 10-Q dated August 31, 2013)

10(o)	Video Display Stock Purchase Agreement to sell Z-Axis, Inc. dated October 3, 2013

10(p)	Amendment to Loan and Security Agreement dated November 27, 2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

January 14, 2014	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 14, 2014	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer