Form 10-K
period 2014-02-28
VIDEO DISPLAY CORP
filed 2014-05-29
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒

As of August 31, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the NASDAQ National Market System was $7,125,167.

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2014 was 6,661,388.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

VIDEO DISPLAY CORPORATION

PART I

Item 1. Business.

General

Video Display Corporation and subsidiaries (the “Company”, “us” or “we”) is a world-class provider and manufacturer of video products, components, and systems for visual display and presentation of electronic information media in all requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems, for government, military, aerospace, medical, industrial, and commercial organizations. The Company markets its products worldwide primarily from facilities located in the United States. Please read the comments under the caption “Forward looking statements and risk factors” in Item 1A Risk Factors of this Annual Report on Form 10-K.

Description of Principal Business

The Company generates revenues from the manufacturing and distribution of displays and display components. The Company operates primarily in four divisions: Display CRTs, simulation and training products, broadcast and control center products, and cyber secure products.

Consolidated Net Sales by division for fiscal 2014 are comprised of the following:

Simulation and Training Products (48%)

Data Display CRTs (15%)

Broadcast and Control Center Products (23%)

Cyber Secure Products (14%)

A more detailed discussion of sales by category of product is included under the section entitled “Principal Products by Division.”

The Company’s manufacturing and distribution facilities are located in Georgia and Florida.

The Company continues to explore opportunities to expand its product offerings in the display industry. The Company anticipates that this expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company’s position in the display industry. Management continually evaluates product trends externally in the industry and internally in the divisions in which the Company operates. During the last three years, the Company expended research and development funds (approximately $0.3 million in fiscal 2014) in high-resolution projection displays and active matrix liquid crystal display (“AMLCD”) technologies, for commercial and military applications.

Segment Information

We operate and manage our business as one segment. The four divisions have similarities such as the types of products and markets served. Therefore, we believe they meet the criteria for aggregation under the applicable authoritative guidance and, as such, are reported as one segment within the Consolidated Financial Statements.

Principal Products by Division

Simulation and Training Products

The Company’s simulation and training products operations are conducted in Cape Canaveral, Florida (Display Systems).

This portion of the Company’s operations, which contributed approximately 48% of fiscal 2014 consolidated net sales, involves the design, engineering, and manufacture of digital projector display units. The Company customizes these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.

This portion of the Company’s operations targets niche markets where competition from major multinational electronics companies tends to be lower. The prime customers for these products include defense, security, training, and simulation areas of the United States of America and foreign militaries as well as the major defense contractors such as the Boeing Company, L-3 Communications Corporation, Lockheed Martin Corporation, and others. Flight simulator displays are produced to provide a full range of flight training simulations for military and commercial applications.

Data Display CRTs

Since its organization in 1975, the Company has been engaged in the distribution and manufacture of CRTs using new and recycled CRT glass bulbs, primarily in the replacement market, for use in data display screens, including computer terminal monitors, medical monitoring equipment and various other data display applications and in television sets.

During fiscal 2014, the Company sold its CRT manufacturing operation of new and recycled CRTs located in Lexington, Kentucky (Lexel) and now its CRT operations are strictly in the distribution of data display CRTs purchased from outside sources at the Company’s Tucker, Georgia location.

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

The Company maintains an internal sales organization to sell directly to OEMs (original equipment manufacturers) and their service organizations.

In addition to factors affecting the overall market for such products, the Company’s sales volume in the CRT replacement markets is dependent upon the Company’s ability to provide prompt response to customers’ orders, while maintaining quality control and competitive pricing. The Data Display division represented approximately 15% of fiscal 2014 net sales.

Broadcast and Control Center Products

The Company began a start-up operation in July 2011, AYON Visual Solutions, as the North American distributor of a German company, eyevis GmbH. The division sells high-end visual display products for use in video walls and command and control centers. In fiscal 2014, the division had many successful installations of video walls of various sizes including two major news organizations.

The division has been built thus far by partnering with consultants and system integrators. These partners have first- hand knowledge of the needs of the market and have been educated about the division’s products. Management believes the division will continue to grow by expanding their network of partners and product offerings as eyevis GmbH introduces new products. This division represented approximately 23% of fiscal 2014 consolidated net sales.

Cyber Secure Products

The Company acquired the AYON CyberSecurity (“ACS”) division in March 2012. ACS was formerly known as Hetra Products and most recently as StingRay56 before becoming part of Video Display Corporation. ACS specializes in advanced TEMPEST technology, also known as Emanation Security EMSEC, products and custom engineering solutions to include extreme environmental performance and survivability technologies (MIL-STD-810 and DO-160) in support of military forces, intelligence agencies, prime contractors and niche commercial sectors worldwide. ACS has a long history of specializing in TEMPEST technology. In addition to its TEMPEST products and services, the business also provides various contract services to government agencies and prime contractors. Services performed include design and testing solutions for defense and niche commercial uses worldwide. ACS has offices in the U.S. and Canada, a Reseller Relationship/Partner in Europe and Technology partners around the globe. This division represented approximately 14% of fiscal 2014 consolidated net sales.

Patents and Trademarks

The Company holds patents with respect to certain products and services. The Company also sells products under various trademarks and trade names. Additionally, the Company licenses certain electronic technology to other manufacturing companies, which generated royalty revenues of approximately $188,000 and $200,000 in fiscal 2014 and 2013, respectively. The Company believes that its patents and trademarks are of value and intends to protect its rights when, in its view, these rights are infringed upon. The Company’s key patents expire in 2014. The Company believes that success in its industry primarily will be dependent upon incorporating emerging technology into new product line introductions, frequent product enhancements, and customer support and service.

Seasonal Variations in Business

Historically, there has not been seasonal variability in the Company’s business.

Working Capital Practices

In fiscal 2014, with the sale of the Company’s Aydin Displays, Inc and Z-Axis, Inc. subsidiaries, the Company repaid all remaining bank debt, which included a line of credit and two term loans. At February 28, 2013 the outstanding balance of the line of credit was $9.9 million; the outstanding balances of the term loans were $2.0 million and $2.6 million. Currently, the only remaining debt of the Company is $0.3 million it owes on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company is currently operating using cash from operations and investing activities. The Company has a $20.8 million working capital balance at February 28, 2014, including $8.4 million in liquid assets.

The Company believes it can continue to operate the Company with existing cash flows for the current level of business. The Company is in negotiations for a new banking partner that can work with the Company on its current needs and will be there as opportunities present themselves.

Concentration of Customers

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, industrial and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 28% and 31% of consolidated net sales for fiscal 2014 and 2013, respectively. Sales to foreign customers were approximately 10% and 12% of consolidated net sales for fiscal 2014 and 2013, respectively. The Company had one customer that comprised 20.7% (Lockheed Martin) and one customer that comprised 10.1% (Diversified Systems) of the Company’s net sales in fiscal 2014. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $3.3 million at February 28, 2014 and $2.6 million at February 28, 2013. It is anticipated that more than 85% of the February 28, 2014 backlog will ship during fiscal 2015.

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

Research and Development

The objectives of the Company’s research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing display systems and electron optic technology. The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative costs. Research and development costs were approximately $0.3 million in fiscal 2014 and 2013.

Employees

As of February 28, 2014, the Company employed 71 persons on a full-time basis. Of these, 12 were employed in executive, administrative, and clerical positions, 7 were employed in sales and distribution, and 52 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory.

Competition

The Company believes that it has a competitive advantage in the display industry due to its ability to engineer custom display solutions for a variety of industrial, military and commercial applications, its ability to provide internally produced component parts, and its manufacturing flexibility. As a result, the Company can offer more customization in the design and engineering of new products. With the operations of VDC Display Systems, AYON Visual Solutions and AYON CyberSecurity, the Company believes it has become one of the leading suppliers within each of these specialty display markets.

The Company now operates in several markets in the areas of custom electronic solutions. The Company’s VDC Display Systems division specializes in projector design and video solutions, and the Company’s AYON CyberSecurity division specializes in making electronic devices cyber secure. The Company became the North American distributor for the German company, Eyevis GmbH, focusing on configurable visual solutions for command and control and other large format visuals in the energy, utility, transportation, industrial and security markets.

The Company is a wholesale distributor of original equipment CRTs purchased from other manufacturers and its former subsidiary Lexel Imaging, Inc. The Company believes it is the only company that offers complete service in replacement markets with its manufacturing and recycling capabilities. The Company’s ability to compete effectively in this market is dependent upon its continued ability to respond promptly to customer orders and to offer competitive pricing.

Item 1A. Risk Factors.

Forward looking statements and risk factors

All statements other than statements of historical facts included in this report, including, without limitation, those statements contained in Item 1, are statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934. The words “expect”, “estimate”, “anticipate”, “predict”, “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s consolidated financial condition, results of operations or cash flows; (ii) the Company’s financing plans; (iii) the Company’s business and growth strategies, including potential acquisitions; and (iv) other plans and objectives for future operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those predicted in the forward-looking statements or which may be anticipated from historical results or trends.

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

Changes in government priorities may affect military spending, and our consolidated financial condition and results of operations or cash flows could suffer if their purchases decline.

We currently derive a portion of our net sales (28% in fiscal 2014) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less than twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.

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

The Company’s growth strategy includes expansion through acquisitions that enhance the profitability and shareholder value of the Company. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. There can be no assurance that the Company will be able to complete further acquisitions or that past or future acquisitions will not have an adverse impact on the Company’s consolidated operations.

Our inability to secure financing could negatively affect the future of our business.

•	Our inability to secure financing with our current bank or others, if necessary, could expose us to the risk of losing business; and

•	Our inability to secure financing with a commercial bank could expose us to the risk of increased interest rates.

No open lines of credit could adversely affect the future operation of our business.

No open lines of credit could have important consequences, including:

•	our business may not be able to generate sufficient cash flows from operating activities to meet our payment obligations;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flow for operating activities and as a result reducing our ability to use our cash flow to fund capital expenditures, capitalize on future business opportunities and expand our business and execute our strategy;

•	causing us to make non-strategic divestitures;

•

limiting our ability to adjust to changing market conditions and to react to competitive pressure and placing us at a competitive disadvantage compared to our competitors who may have access to a line of credit.

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

In addition to any impact the Company’s operating performance, potential future Company sales or repurchases of common stock, the Company’s dividend policies or possible anti-takeover measures available to the Company may have, changes in securities markets caused by general foreign or domestic economic, consumer or business trends, the impact of interest rate policies by the federal reserve board, and other factors outside the Company’s control may negatively affect our stock price.

Changes to estimates related to long-term assets, or operating results that are lower than our current estimates, may cause us to incur impairment charges.

If the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying value, then it applies the processes prescribed in FASB ASC Topic 350 “Intangible Assets” and FASB ASC Topic 360 “Property, Plant, and Equipment.” We make certain estimates and projections in connection with our impairment analyses for intangible assets and other long-term assets. If these estimates or projections change or prove incorrect, we may be required to record impairment charges. If these impairment charges were significant, our consolidated financial position or results of operations would be adversely affected.

International factors could negatively affect our business.

A significant portion of our consolidated net sales (10% in fiscal 2014) is made to foreign customers. We also receive a significant amount of our raw materials from foreign vendors. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

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

The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires
Tucker, Georgia	59,000	October 31, 2018
Stone Mountain, Georgia	45,000	May 31, 2018
Palm Bay, Florida	21,388	May 30, 2014
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Cape Canaveral, Florida	30,000	Month to Month

(a)

The Birdsboro, Pennsylvania property secures mortgage loans from a bank with a principal balance of $0.3 million as of February 28, 2014. This mortgage loan bears an interest rate of approximately 3.75%. Monthly principal and interest payments of approximately $5,000 are payable through October 2021.

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

The following table shows the range of prices for the Company’s common stock as reported by NASDAQ for each quarterly period beginning on March 1, 2013. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 28, 2014		February 28, 2013
Quarter Ended	High	Low	High	Low

May	$4.04	$3.50	$5.88	$3.81
August	4.54	3.50	4.39	3.75
November	3.88	3.40	4.58	3.63
February	3.94	3.28	3.99	3.56

There were approximately 325 holders of record of the Company’s common stock as of May 15, 2014.

Payment of cash dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 28, 2014 regarding compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance.

Stock Option Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	72,000	$4.37	742,000

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014 the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2014, the Company repurchased 572,597 shares at an average price of $3.78 per share and during the fiscal year ended February 28, 2013, the Company repurchased 22,031 shares at an average price of $4.10 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 1,632,509 shares remain authorized to be repurchased by the Company at February  28, 2014.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a worldwide leader in the manufacturing and distribution of a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment - the manufacturing and distribution of displays and display components. The Company is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of FASB ASC Topic 280 “Segment Reporting”:

•	Simulation and Training Products – offers a wide range of projection display systems for use in training and simulation, military, medical, and industrial applications.

•	Data Display CRTs – offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Broadcast and Control Center Products – offers high-end visual display products for use in video walls and command and control centers.

•

Cyber Secure Products – provides advanced TEMPEST technology and Emanation Security products. This business also provides various contract services including the design and testing solutions for defense and niche commercial uses worldwide.

During fiscal 2014, management of the Company focused key resources on strategic efforts to dispose of operations, both profitable and unprofitable to enhance shareholder value. The Company also seeks to look for acquisition opportunities that enhance the profitability and shareholder value of the Company. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management - The Company wrote-off a substantial portion of its CRT inventory in fiscal 2014 due to the rapid changes in display technology, a total of $4.5 million of which $2.7 million was reserved. The Company also wrote off a total of $0.8 million at its VDC Display Systems facility of which $0.5 million was reserved. The additional write off was due to excess lens inventory which the division had been trying to engineer into new products. New technological changes made that unlikely.

The Company’s remaining business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and although it believes the inventory will be sold in the future will continue to reserve for any additional obsolescence. Management believes the adequacy of its inventory reserves at February 28, 2014 to be adequate.

Operations

The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):

(See Item 1. Business – Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions.)

	2014		2013
	Amount	%	Amount	%
Net Sales

Simulation and Training	$6,882	47.8%	$7,688	63.9%
Data Display CRTs	2,146	14.9	2,324	19.3
Broadcast and Control Centers	3,362	23.3	492	4.1
Cyber Secure Products	2,021	14.0	1,521	12.7

Total Company	14,411	100.0	12,025	100.0

Costs and expenses
Cost of goods sold	$15,489	107.5%	$10,717	89.1%
Selling and delivery	1,686	11.7	2,155	17.9
General and administrative	3,061	21.2	2,403	20.0

	20,236	140.4	15,275	127.0

Loss from operations	(5,825)	(40.4)	(3,250)	(27.0)

Interest expense	(714)	(5.0)	(697)	(5.8)
Other income, net	593	4.1	32	0.2

Loss before income taxes	(5,946)	(41.3)	(3,915)	(32.6)
(Benefit from) provision for income taxes	(486)	3.4	(1,433)	11.9

Net (loss) from continuing operations	$(5,460)	(37.9)%	$(2,482)	(20.7)%

Income from discontinued operations, net of income tax expense	2,779	19.3	2,490	20.7

Net income (loss)	$(2,681)	(18.6)%	$8	0.0%

Fiscal 2014 Compared to Fiscal 2013

Net Sales

Consolidated net sales increased $2.4 million or 19.8% to $14.4 million for fiscal 2014, compared to $12.0 million for fiscal 2013 for the remaining businesses included in continuing operations after the sales of three of the Company’s subsidiaries, Aydin Displays, Inc., Z-Axis, Inc. and Lexel Imaging, Inc.

The Company has transitioned into a video display solutions company, but still services the existing CRT markets, which overall account for approximately 15% of the Company’s revenues. The Company’s largest remaining division is VDC Display Systems, which services the simulation and training markets. VDC Display Systems sales decreased by 10.5% in fiscal 2014 compared to fiscal 2013, from $7.7 million in fiscal 2013 to $6.9 million in fiscal 2014 primarily due to slower government sales in two existing programs VDC Display Systems supplies. The division is expected to improve this next fiscal year due to new business secured in the latter part of the last fiscal year.

The other two divisions, AYON Visual Solutions and AYON CyberSecurity, both increased their net sales for fiscal 2014 compared to fiscal 2013. AYON Visual Solutions, which services the broadcast and control center markets, increased their sales by $2.9 million or 583% from $0.5 million in fiscal 2013 to $3.4 million in fiscal 2014. The increase was driven by several video wall installations by the division during the year. The division is expected to continue its growth in fiscal 2015. AYON CyberSecurity, which services the emanation security market increased their sales by $0.5 million or 32.9% from $1.5 million in fiscal 2013 to $2.0 million in fiscal 2014. The cyber security division is expected to increase its revenues in fiscal 2015 with further expansion in the government sector and additional penetration in the commercial market.

Gross Margins

Consolidated gross margins decreased to (7.5%) for fiscal 2014 from 10.9% for fiscal 2013. Overall gross margin dollars decreased by $2.4 million versus the prior fiscal year.

The Company’s reductions in gross margins were a direct reflection of an additional $2.0 million dollar inventory write-off of primarily CRT inventory due to the rapid changes in display technology and increased costs at the cyber division for materials and labor. Management believes the inventory write-off was a non-recurring event for the CRT inventory and new management at the cyber division is working on improved margins in new quotes and reducing labor costs through more efficient production methods. Management expects to see improvement in margins at all remaining divisions through better pricing and cost reductions.

Operating Expenses

Operating expenses as a percentage of sales decreased from 37.9% for fiscal 2013 to 32.9% for fiscal 2014 primarily reflecting decreases in sales salaries, administrative salaries and travel expense. The lower salaries are attributable to decreases in staff at all the divisions including AYON Visual Solutions and AYON CyberSecurity.

The Company is working to reduce costs in all areas of the business to bring its cost structure in line with the current size of the business after the sale of the three subsidiaries. The remaining business units are making changes to maximize profitability. With the sales of the three subsidiaries completed, the Company will see a significant reduction in legal, insurance and corporate expenses.

Interest Expense

Interest expense was relatively flat at $0.7 million for fiscal 2014 and fiscal 2013. Interest expense was averaging $115 thousand per month for the first six months of the fiscal year. When the Company sold its Aydin Displays, Inc. subsidiary on August 30, 2013, all but $1.3 million of the debt with the Company’s bank was paid off, reducing interest expense to approximately $8 thousand per month. In January, the Company sold its Z-Axis Inc., subsidiary and all the remaining bank debt was paid. The only remaining interest (approximately $1.0 thousand per month) is the balance owed on a building the Company owns in Pennsylvania.

Income Taxes

The Company had net loss before taxes of approximately $5.9 million and an income tax benefit of $2.1 million before the valuation allowance of $1.6 million for a net tax realizable benefit of approximately $0.5 million for fiscal 2014 or a rate of 8%, compared to a tax benefit of $1.4 million on net losses before taxes of ($3.9) million or a 36% rate for fiscal 2013.

Discontinued Operations

On August 30, 2013, Video Display Corporation (the “Company”) completed the sale of the assets and the transfer of specified liabilities of the Company’s wholly-owned subsidiary, Aydin Displays Inc. (“Aydin”). Aydin’s assets were sold to a newly formed acquisition affiliate of Sparton Corp. for a combination of cash totaling $15 million, plus an additional earn-out potential that could be in excess of $6 million dollars based upon the achievement of reaching certain projected levels of EBITDA generated by the “new” Aydin in the subsequent 12-month period to the August 30, 2013 closing. The sale provisions included a holdback of $1.2 million on the proceeds which was put into an escrow account until August 30, 2014. The Company recognized a gain on the sale of the Aydin assets of $2.9 million pre-tax. The potential earn-out is not included in the gain recognized. Along with the sale, the Company signed a lease agreement with the buyer, whereby the Company rented a building owned by another subsidiary of the Company to the buyer with no rent for a five year period. The Company deferred $0.6 million of the gain, and will recognize it as rental income over the five-year period. Aydin had net sales of $8.3 million and pre-tax net income of $0.5 million for the six months ending August 30, 2013 before the sale.

On January 16, 2014, the Company sold their wholly-owned subsidiary, Z-Axis, Inc. The sale includes Z-Axis as well as its BEAR Power Supplies and Boundless Technologies business units. Z-Axis, Inc. was sold to one of the subsidiary’s original founders for approximately $9 million in cash and a $1 million dollar note. The Company recognized a gain on the sale of $5.4 million pre-tax. Z-Axis had $7.8 million in net sales and pre-tax net profit of $0.6 million for the ten and a half months of fiscal 2014 before the sale.

On March 26, 2014 with an effective date of February 28, 2014, the Company completed the sale of the Company’s wholly-owned subsidiary, Lexel Imaging, Inc. to Citadal Partners, LLC for approximately $3.9 million, consisting of $1.0 million cash payable over 180 days and included in current assets as a note and a guarantee to purchase $2.9 million in inventory over a five year period. The inventory was adjusted to its net realizable value as part of the sale. The Company recognized a loss on the sale of $4.4 million pre-tax. Lexel Imaging, Inc. had net sales of $ 7.6 million and a pre-tax net loss of $0.8 million for the twelve months ending February 28, 2014.

Liquidity and Capital Resources

In fiscal 2014, with the sale of the Company’s Aydin Displays, Inc and Z-Axis, Inc. subsidiaries, the Company repaid all remaining bank debt, which included a line of credit and two term loans. At February 28, 2013 the outstanding balance of the line of credit was $9.9 million; the outstanding balances of the term loans were $2.0 million and $2.6 million. Currently, the only remaining debt of the Company is $0.3 million it owes on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company is currently operating using cash from operations and investing activities. The Company has a $20.8 million working capital balance at February 28, 2014, including $8.4 million in liquid assets.

The Company believes it can continue to operate the Company with existing cash flows for the current level of business. The Company is in negotiations for a new banking partner, which can work with the Company on its current needs and will be there as opportunities present themselves.

The Company continually monitors its cash and financing positions in order to find ways to lower its costs and to produce positive operating cash flow. The Company examines possibilities to grow its business through internal sales growth or niche acquisitions. There could be an impact on working capital requirements to fund this growth. As in the past, the intent is to finance such projects with operating cash flows; however, more permanent sources of capital may be required in certain circumstances.

Cash provided by operations was $1.1 million in fiscal 2014 and $2.2 million in fiscal 2013. Of this, the Company had adjustments to reconcile net loss to net cash that used $2.8 million in the operating activities of the Company including an operating loss of $2.7 million. Changes in working capital items provided $3.8 million. The change in prepaid expenses and other assets provided $3.6 million, the change in customer receivables provided $1.2 million, deferred revenue provided $0.6 million, and inventories provided $0.6 million, while the change in accounts payable used $1.5 million and income taxes used $0.7 million. During fiscal 2013, adjustments to reconcile net income to net cash for operating activities used $1.8 million and net working capital items increased by $3.9 million. The income from discontinued operations accounted for $2.5 million of the deficit, while changes in deferred taxes, allowances for doubtful accounts and a gain on the disposal of assets accounted for $0.4 million of the funds used. Inventory reserves provided $0.7 million and depreciation provided $0.4 million. The primary changes were a decrease in prepaid expenses and other assets of $4.0 million that resulted from the sale of the subsidiaries, a $1.6 million increase in accounts payable due to tighter credit restrictions with the Company’s line of credit causing a need to slow payments to vendors, a decrease in prepaid taxes of $0.3 million and a decrease in notes receivable of $0.3 million. There were also increases in accounts receivables ($1.8 million), inventories ($0.4 million), and cost on uncompleted contracts ($0.1 million).

Investing activities provided cash of $19.3 million in fiscal 2014 and used $0.4 million of cash in fiscal 2013. The proceeds from the sale of three subsidiaries provided $23.7 million and the sale of buildings provided $0.5 million. The proceeds of these sales were offset by the purchase of $4.8 million in trading investments and $0.1 million in capital expenditures. Investing activities in fiscal 2013 consisted of capital expenditures of $0.5 million offset by proceeds from the Chroma sale of $0.1 million. The Company does not anticipate significant investments in capital assets for fiscal 2014 beyond normal maintenance requirements.

Financing activities used cash of $17.2 million in fiscal 2014 and $1.6 million during fiscal 2013 primarily to repay debt and for the purchase of $2.2 million of treasury stock in fiscal 2014.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2014, the Company repurchased 572,597 shares at an average price of $3.78 per share and during the fiscal year ended February 28, 2013, the Company repurchased 22,031 shares at an average price of $4.10 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 1,632,509 shares remain authorized to be repurchased by the Company at February 28, 2014.

Transactions with Related Parties, Contractual Obligations, and Commitments

The Company borrowed $0.5 million from the Company’s CEO in January 2013 with an interest rate of eight percent. The Company had additional borrowings during the course of fiscal year 2014 for an additional $0.25 million. All the funds were borrowed on a short term basis and the Company fully repaid the funds by the end of the third quarter of fiscal 2014.

The Company leases two buildings from the Company’s CEO in Tucker, Georgia. They serve as the warehouse operations for the CRT division and the corporate headquarters. See Note 11.

Contractual Obligations

Future contractual maturities of long-term debt, future contractual obligations due under operating leases, and other obligations at February 28, 2014 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$281	$48	$103	$110	$20
Interest obligations on long-term debt (a)	30	10	14	6	—
Operating lease obligations	1,506	400	632	474	—
Purchase obligations Warranty reserve obligations	170 45	170 45	— —	— —	— —

Total	$2,032	$673	$749	$590	$20

(a)	This line item was calculated by utilizing the effective rate on outstanding debt as of February 28, 2014.

Critical Accounting Estimates

Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, the allowance for bad debts, contract revenue recognition as well as profitability or loss recognition estimates and warranty reserves. The Company uses the following methods and assumptions in determining its estimates:

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. The Company wrote-off a substantial portion of its CRT inventory in fiscal 2014 due to the rapid changes in display technology, a total of $4.5 million of which $2.7 million was reserved. The Company also wrote off a total of $0.8 million at its VDC Display Systems facility of which $0.5 million was reserved. The additional write off was due to excess lens inventory which the division had been trying to engineer into new products. New technological changes made that unlikely.

The Company’s remaining business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and although it believes the inventory will be sold in the future will continue to reserve for any additional obsolescence.

There have been significant changes in management’s estimates in fiscal 2014 and 2013 due to the rapidly changing business conditions in the display markets and the Company adjusted its reserves based on the remaining inventories and the remaining businesses it operates. The Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

The reserve for inventory obsolescence was approximately $0.1 million and $2.7 million at February 28, 2014 and February 28, 2013, respectively. During fiscal 2014 and 2013, the Company disposed of $5.3 million and $0.6 million of inventory, respectively. $4.5 million of the disposals during fiscal year 2014 were primarily due to the rapid decline in the CRT industry; other divisions disposed of approximately $0.8 million of other unusable parts, including lenses. During fiscal year 2013, disposals were $0.3 million in write-offs at the Display Systems division and another $0.1 million written off in the consolidation of the Company’s old Novatron and Southwest Vacuum divisions into the Data Display CRT division. Analysis of the inventory determined there was no longer a need for some of the inventory and it was better to dispose of it for tax purposes and free valuable space.

Revenue and profit or loss recognition

Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.

In accordance with Financial Accounting Standards Board (“FASB’) Accounting Standards Codification (“ASC’) Topic 605-45 “Revenue Recognition: Principal Agent Considerations”, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of income. Shipping and handling costs incurred for the delivery of product to customers are classified in selling and delivery in the consolidated statements of income.

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

Intangible and Other Long-Term Assets

If the Company determines it is more likely than not that the fair value of an intangible asset is less than the carrying value, then it applies the processes prescribed in FASB ASC Topic 350 “Intangible Assets” and FASB ASC Topic 360 “Property, Plant, and Equipment”. We make certain estimates and projections in connection with impairment analyses for intangible assets. If these estimates or projections change or prove incorrect, we may be required to record impairment charges. If these impairment charges were significant, our consolidated financial position or results of operations would be adversely affected. Management has assessed the Company’s intangible assets and has not recognized any impairment of assets for the twelve months ended February 28, 2014.

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

The Company accounts for uncertain tax positions under the provisions of ASC Topic 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At February 28, 2014, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No (ASU 2014-08), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The guidance states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Under the current U.S. GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal. The new guidance eliminates these criteria.

The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. The Company does not expect the adoption of this update to have a significant effect on the Company’s consolidated financial position or results of operations.

Impact of Inflation

Inflation has not had a material effect on the Company’s results of operations to date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risks include changes in technology and government spending. The rapid advances in video and projection technology present a challenge for the Company’s management and engineers to be able to meet the ever changing demands in the markets in which it operates. The Company did a significant amount of business with the government (28% of revenues) in fiscal 2014. Failure of the government to continue to fund programs in the Company’s markets could have a detrimental effect on the Company.

Item 8. Financial Statements and Supplementary Data.

Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Video Display Corporation

We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the “Company”) as of February 28, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Video Display Corporation and subsidiaries as of February 28, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended February 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC
Atlanta, Georgia
May 29, 2014

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 28, 2014	February 28, 2013

Assets
Current Assets
Cash and cash equivalents	$2,299	$379
Restricted cash	1,200
Trading investments, at fair value	4,914	24
Accounts receivable, less allowance for bad debts of $40 and $21, respectively	1,876	3,125
Note receivable	1,000	68
Inventories, net	9,915	11,173
Cost and estimated earnings in excess of billings on uncompleted contracts	—	108
Deferred income taxes	242	2,219
Income taxes refundable	1,120	418
Prepaid expenses and other current assets	182	319
Assets of discontinued operations	—	26,697

Total current assets	22,748	44,530

Property, plant and equipment:
Land	154	240
Buildings	2,589	3,701
Machinery and equipment	7,249	7,796

	9,992	11,737
Accumulated depreciation	(8,431)	(9,886)

Net property, plant and equipment	1,561	1,851

Note receivable	1,698	622
Intangible assets, net	684	768
Deferred income taxes	760	660
Other assets	29	29
Assets of discontinued operations	—	3,833

Total assets	$27,480	$52,293

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 28, 2014	February 28, 2013
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$946	$2,029
Accrued liabilities	925	1,195
Billings in excess of cost and estimated earnings on uncompleted contracts	—	40
Lines of credit	—	9,940
Notes payable to officers and directors	—	500
Current maturities of long-term debt	48	4,596
Liabilities of discontinued operations	—	4,001

Total current liabilities	1,919	22,301

Long-term debt, less current maturities	233	281
Deferred rent	540	—
Unrecognized gain on sale of assets	554	554
Other long-term liabilities	—	123
Liabilities of discontinued operations	—	126

Total liabilities	3,246	23,385

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 7,020 outstanding at February 28, 2014, and 9,732 issued and 7,566 outstanding at February 28, 2013	7,293	7,293
Additional paid-in capital	160	116
Retained earnings	29,392	32,073
Treasury stock, 2,712 shares at February 28, 2014 and 2,166 shares at February 28, 2013, at cost	(12,611)	(10,574)

Total shareholders’ equity	24,234	28,908

Total liabilities and shareholders’ equity	$27,480	$52,293

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	February 28, 2014	February 28, 2013

Net sales	$14,411	$12,025
Cost of goods sold	15,489	10,717

Gross profit (loss)	(1,078)	1,308

Operating expenses
Selling and delivery	1,686	2,155
General and administrative	3,061	2,403

	4,747	4,558

Operating loss	(5,825)	(3,250)

Other income (expense)
Interest expense	(714)	(697)
Other, net	593	32

Total other income (expense)	(121)	(665)

Loss from continuing operations before income taxes	(5,946)	(3,915)
Income tax benefit	(486)	(1,433)

Net loss from continuing operations	$(5,460)	$(2,482)

Income from discontinued operations, net of income tax expense	2,779	2,490

Net income (loss)	$(2,681)	$8

Net income (loss) per share:

From continuing operations-basic	$(0.72)	$(0.33)

From continuing operations-diluted	(0.72)	(0.33)

From discontinued operations-basic	$0.37	$0.33

From discontinued operations-diluted	0.37	0.33

Average shares outstanding – basic	7,557	7,570

Average shares outstanding – diluted	7,582	7,623

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock

Balance, February 29, 2012	7,581	7,293	114	32,065	(10,519)

Net income	—	—	—	8	—
Options exercised	6	—	(10)	—	29
Stock grant	1	—	2	—	6
Repurchase of treasury stock	(22)				(90)
Share based compensation	—	—	10	—	—

Balance, February 28, 2013	7,566	7,293	116	32,073	(10,574)

Net loss	—	—	—	(2,681)	—
Options exercised	—		—		—
Stock grant	27	—	36	—	129
Repurchase of treasury stock	(573)				(2,166)
Share based compensation	—	—	8	—	—

Balance, February 28, 2014	7,020	$7,293	$160	$29,392	$(12,611)

*	Common Shares are shown net of Treasury Shares

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	February 28, 2014	February 28, 2013

Operating Activities
Net income (loss)	$(2,681)	$8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	(168)	(2,490)
Gain on sales of subsidiaries, net of tax	(2,611)	—
Depreciation and amortization	394	397
Provision for doubtful accounts	30	(34)
Provision for inventory reserve	658	685
Non-cash charge for share based compensation	8	16
Deferred income taxes	1,876	(294)
Gain on disposal of assets	(400)	(48)
Other	158	2
Changes in working capital items:
Accounts receivable	1,194	(1,750)
Inventories	600	(373)
Note receivable for StingRay 56	—	250
Prepaid expenses and other assets	3,648	4,047
Accounts payable and accrued liabilities	(1,516)	1,568
Deferred revenue	540	—
Cost, estimated earnings and billings, net on uncompleted contracts	67	(67)
Income taxes refundable/payable	(703)	263

Net cash provided by operating activities	1,094	2,180

Investing Activities
Capital expenditures	(79)	(451)
Proceeds from sale of property, plant & equipment	499	—
Proceeds from sale of Chroma property	—	52
Proceeds from sale of subsidiaries	23,690	—
Purchases of investments	(9,529)
Sales of investments	4,648

Net cash provided by (used in) investing activities	19,229	(399)

Financing Activities
Proceeds from long-term debt, lines of credit	14,054	20,565
Repayments of long-term debt, lines of credit	(28,591)	(22,627)
Purchase of treasury stock	(2,166)	(90)
Re-issue of treasury stock for options exercised	—	20
Proceeds from notes payable to officers and directors	250	500
Repayments of notes payable to officers and directors	(750)	—

Net cash used in financing activities	(17,203)	(1,632)

Discontinued Operations
Operating activities	193	249
Investing activities	(62)	(275)
Financing activities	—	—

Net cash provided by(used in) discontinued operations	131	(26)

Net change in cash and cash equivalents	3,251	123
Cash and cash equivalents, beginning of year	381	258

Cash and cash equivalents, end of year	3,632	381
Cash and cash equivalents, discontinued operations	133	2

Cash and cash equivalents, continuing operations	$3,499	$379

The accompanying notes are an integral part of these consolidated statements.

See Note 13 for supplemental cash flow information.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Fiscal Year

All references herein to “2014” and “2013” mean the fiscal years ended February 28, 2014 and 2013, respectively. Unless otherwise noted, these policies and disclosures pertain to our continuing operations.

Nature of Business

Video Display Corporation and subsidiaries (the “Company”, “our” or “we”) is a world-class provider and manufacturer of video products, components, and systems for data display and presentation of electronic information media in various requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems for government, military, aerospace, medical and commercial organizations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions.

Basis of Accounting

“The FASB Accounting Standards Codification” (“FASB ASC”) establishes the source of authoritative accounting standards generally accepted in the United States of America (“U.S. GAAP) recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB amends the FASB ASC through Accounting Standards Updates (“ASUs”). ASCs and ASUs are referred to throughout these consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, warranty reserves, bad debts, inventory reserves, valuations on deferred income tax assets, other intangible assets, accounting for percentage of completion contracts and the length of product life cycles and fixed asset lives. Actual results could vary from these estimates.

Banking and Liquidity

In fiscal 2014, with the sale of the Company’s Aydin Displays, Inc and Z-Axis, Inc. subsidiaries, the Company repaid all remaining bank debt, which included a line of credit and two term loans. At February 28, 2013 the outstanding balance of the line of credit was $9.9 million; the outstanding balances of the term loans were $2.0 million and $2.6 million. Currently, the only remaining debt of the Company is $0.3 million it owes on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company is currently operating using cash from operations and investing activities. The Company has a $20.8 million working capital balance at February 28, 2014, including $8.4 million in liquid assets.

The Company believes it can continue to operate the Company with existing cash flows for the current level of business. The Company is in negotiations for a new banking partner that can work with the Company on its current needs and will be there as opportunities present themselves.

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

In accordance with FASB ASC Topic 605-45 “Revenue Recognition: Principal Agent Considerations”, shipping, and handling fees billed to customers are classified in net sales in the consolidated statements of income. Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of income. Shipping costs of $0.1 million and $0.1 million were included in the fiscal years ended 2014 and 2013, respectively.

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

Research and Development

The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative expenses. Research and development costs were approximately $0.3 million in the fiscal years ended 2014 and 2013.

Cash and Cash Equivalents and Investments

All highly liquid investments with a maturity date of three months or less at the date of purchase are considered to be cash equivalents. Investment securities that are bought and held principally for the purpose of selling them in the near term are classified as “trading” and principally consist of equity securities and mutual funds. These trading investments are carried at fair value with realized gains or losses and changes in fair value included in operations. Unrealized gains and losses approximated $78 thousand in 2014.

Fair Value Measurements and Financial Instruments

The fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs.

The Company’s financial instruments which are not measured at fair value on the consolidated balance sheets include cash, accounts receivable, short-term liabilities, and debt. The estimated fair value of these financial instruments were determined using Level 2 inputs and approximate cost due to the short period of time to maturity. Recorded amounts of long-term debt are considered to approximate fair value due to either rates that fluctuate with the market or are otherwise commensurate with the current market.

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

The following is a roll-forward of the Allowance for Doubtful Accounts (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2014	$21	$30	$11	$40
February 28, 2013	64	(34)	9	21

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

Inventories

Inventories consist primarily of CRTs, electron guns, monitors, digital projectors, video components and electronic parts. Inventories are stated at the lower of cost (primarily first-in, first-out) or market.

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for its products in this estimate of net realizable value. Management is able to forecast the usage of its products from buying trends of its customers and the open sales orders from customers. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the Original Equipment Manufacturers (OEMs), new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes that due to rapid changes in display technology much of the CRT inventory has become obsolete. The Company wrote-off an additional $1.8 million in CRT inventory during the current fiscal year to bring in line with its estimates of the value of the inventory. There have been no other significant changes in management’s estimates in fiscal 2014 and 2013; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. Depreciation expense totaled approximately $268 thousand for the fiscal years ended 2014 and 2013. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred.

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

Intangibles

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

Stock-Based Compensation Plans

The Company accounts for employee share-based compensation under the fair value method and uses an option pricing model for estimating the fair value of stock options at the date of grant as required by FASB ASC Topic 718-10-30, “Compensation – Stock Compensation: Initial Measurement”. For the fiscal years ended February 28, 2014 and 2013, the Company recognized immaterial amounts of share-based compensation in general and administrative expense; the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of February 28, 2014, total unrecognized compensation costs related to stock options and shares of restricted stock granted was $8.7 thousand. The amount of unrecognized share based compensation cost is expected to be recognized ratably over a period of approximately one year.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014 the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2014, the Company repurchased 572,597 shares at an average price of $3.78 per share and during the fiscal year ended February 28, 2013, the Company repurchased 22,031 shares at an average price of $4.10 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 1,632,509 shares remain authorized to be repurchased by the Company at February 28, 2014.

Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that a valuation allowance is needed due to recent taxable net operating losses, the sale of profitable divisions and the limited taxable income in the carry back periods. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of February 28, 2014 and 2013, the Company did not have any material unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued as of February 28, 2014 and 2013.

The Company’s tax years ended February 28, 2013, 2012, and 2011 remain open to examination by the Internal Revenue Service (“IRS”).

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

The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for 2014 and 2013, (in thousands, except for per share data):

	Net Income (loss)	Average Shares Outstanding	Net Income(loss) Per Share

2014
Basic-continuing operations	$(5,460)	7,557	$(0.72)
Basic-discontinued operations	2,779	7,557	0.37
Effect of dilution:
Options	—	25	0.00

Diluted earnings per share	$(2,681)	7,582	$(0.35)

2013
Basic-continuing operations	$(2,482)	7,570	$(0.33)
Basic-discontinued operations	2,490	7,570	0.33
Effect of dilution:
Options	—	53	0.00

Diluted earnings per share	$8	7,623	$0.00

Stock options, debentures, and other liabilities convertible into 38,000 and 37,000 shares, respectively, of the Company’s common stock were anti-dilutive and, therefore, were excluded from the fiscal 2014 and 2013 diluted earnings (loss) per share calculation.

Segment Reporting

The Company applies FASB ASC Topic 280, “Segment Reporting” to report information about operating segments in its annual and interim financial reports. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the chief operating decision maker in order to make decisions about allocating resources, and for which discrete financial information is available. We operate and manage our business as one reportable segment. All of our divisions have similarities such as products and markets served; therefore, we believe they meet the criteria for aggregation under the applicable authoritative guidance and, as such, these operations are reported as one segment within the Consolidated Financial Statements.

Sales to foreign customers were 10% of consolidated net sales for fiscal 2014 and 12% for fiscal 2013.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Under the current U.S. GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal. The new guidance eliminates these criteria.

The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. The Company does not expect the adoption of this update to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 2. Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following (in thousands):

February 28, 2013

Costs incurred to date on uncompleted contracts	$816
Estimated earnings recognized to date on these contracts	269

1,085
Billings to date	(1,018)

Costs and estimated earnings in excess of billings, net	$67

Costs and estimated earnings in excess of billings	$108
Billings in excess of costs and estimated earnings	(41)

$67

The Company had two divisions in previous reporting periods who accounted for material contracts on the percentage of completion basis, Aydin Displays and VDC Display Systems. As of February 28, 2014, VDC Display Systems did not have any open contracts in progress and the Aydin Displays division had been sold. The February 28, 2013 balances have been reclassified to reflect only the balances of VDC Display Systems.

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

Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. There were no open contracts at February 28, 2014 accounted for under FASB ASC Topic 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts.”

As of February 28, 2014 and 2013, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 28, 2014 and 2013, there were no progress payments that had been netted against inventory.

Note 3. Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents/designs, customer lists, non-compete agreements and miscellaneous other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from five to 15 years. Amortization expense related to intangible assets was $126 thousand for fiscal 2014 and 2013. As of February 28, 2014 and February 28, 2013, the cost and accumulated amortization of intangible assets was as follows (in thousands):

	February 28, 2014		February 28, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer lists	$233	$225	$233	$216
Non-compete agreements	2,863	2,187	2,863	2,070
Patents/designs	1,000	1,000	1,000	1,000
Other intangibles	6	6	6	6

	$4,102	$3,418	$4,102	$3,292

Expected amortization expense for the next five years and thereafter is as follows (in thousands):

Year	Amortization Expense
2015	$125
2016	$117
2017	$117
2018	$117
2019	$117
Thereafter	$91

Note 4. Inventories

Inventories consisted of the following (in thousands):

	February 28, 2014	February 28, 2013

Raw materials	$7,906	$7,447
Work-in-process	242	694
Finished goods	1,878	5,711

	10,026	13,852
Reserves for obsolescence	(111)	(2,679)

	$9,915	$11,173

During fiscal 2014, the Company disposed of inventories of $5.3 million of which $3.2 million was previously reserved for through inclusion in the inventory reserve. During fiscal 2013, the Company disposed of inventories of $0.4 million all of which was previously reserved.

Raw materials include approximately $2.9 million of inventory which the purchaser of the Company’s wholly-owned subsidiary, Lexel Imaging, Inc. agreed to purchase over a five-year period. (See Note 16)

The following is a roll forward of the Inventory Reserves (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2014	$2,679	$658	$3,226	$111
February 28, 2013	2,391	685	397	2,679

Note 5. Lines of Credit and Long-Term Debt

In fiscal 2014, with the sale of the Company’s Aydin Displays, Inc and Z-Axis, Inc. subsidiaries, the Company repaid all remaining bank debt, which included a line of credit and two term loans. At February 28, 2013 the outstanding balance of the line of credit was $9.9 million; the outstanding balances of the term loans were $2.0 million and $2.6 million. Currently, the only remaining debt of the Company is $0.3 million it owes on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

Long-term debt consisted of the following (in thousands):

	February 28, 2014	February 28, 2013
Note payable to Community & Southern Bank; interest rate at LIBOR plus 400 basis points as defined per the loan agreement, minimum 5.00%, 5% rate applied. Monthly principal payments of $0 plus accrued interest, payable through August 2014; collateralized by all assets of the Company. On September 6, 2013, this entire liability was assumed by Community and Southern Bank. Note paid off January 16, 2014.	—	1,983

Note payable to PNC Bank and Community & Southern Bank; interest rate at LIBOR plus applicable margin as defined per the loan agreement, minimum 4.00%, default rate 9% (the Company was in breach of covenants; therefore, 9% rate applied.) Monthly principal payments of $17 plus accrued interest, payable through December 2013 with an extension to December 2025 with a renewal of the credit agreement in December 2013; collateralized by two properties of the Company and one property owned by the Chief Executive Officer. Note paid off August 30, 2013.	—	2,567

Mortgage payable to bank; interest rate at Community Banks Base rate plus 0.5% (3.75% as of February 28, 2013); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	281	327

	281	4,877
Less current maturities	(48)	(4,596)

	$233	$281

Future maturities of lines of long-term debt are as follows (in thousands):

Year	Amount
2015	$48
2016	51
2017	52
2018	54
2019	56
Thereafter	20

$281

Note 6. Notes Payable to Officers and Directors

The Company borrowed $0.5 million from the Company’s CEO in January 2013 with an interest rate of eight percent. The Company had additional borrowings during the course of fiscal year 2014 for an additional $0.25 million. All the funds were borrowed on a short term basis and the Company fully repaid the funds by the end of the third quarter of fiscal 2014.

Note 7. Accrued Expenses and Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2014 and 2013. The Company provides no other guarantees.

	2014	2013
Balance at beginning of year	$43	$43
Provision for current year sales	116	125
Warranty costs incurred	(114)	(125)

Balance at end of year	$45	$43

Accrued liabilities consisted of the following (in thousands):

	February 28, 2014	February 28, 2013

Accrued compensation and benefits	$313	$203
Accrued liability to issue stock	—	168
Accrued warranty	45	43
Accrued professional fees	136	237
Accrued other	431	544

	$925	$1,195

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

Information regarding the stock option plans is as follows:

	Number of Shares (in thousands)	Average Exercise Price Per Share
Outstanding at February 29, 2012	59	$4.46
Granted	9	4.00
Forfeited or expired	(6)	3.27

Outstanding at February 28, 2013	62	$4.50
Granted	19	3.83
Forfeited or expired	(9)	4.19

Outstanding at February 28, 2014	72	$4.37

Options exercisable
February 28, 2013	44	$4.79
February 28, 2014	53	4.56

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2014 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2014 (in thousands)	Weighted Average Exercise Price

$3.20 - 3.27	7	4.3	$3.20	7	$3.20
3.59 - 3.65	27	3.1	3.61	18	3.62
4.00 - 4.20	27	5.1	4.07	17	4.09
7.65 - 7.71	11	2.8	7.68	11	7.68

	72	3.9	$4.37	53	$4.56

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

Note 9. Taxes on Income

Provision (benefit) for income taxes in the consolidated statements of income consisted of the following components (in thousands):

	Fiscal Year Ended
	February 28, 2014	February 28, 2013
Current:
Federal	$(2,337)	$(1,206)
State	(25)	67

	(2,362)	(1,139)

Deferred:
Federal	1,632	(217)
State	244	(77)

	1,876	(294)

Total	$(486)	$(1,433)

Income before provision for taxes consisted of the following (in thousands):

	Fiscal Year Ended
	February 28, 2014	February 28, 2013

U.S. operations	$(5,946)	$(3,915)
Foreign operations	—	—

	$(5,946)	$(3,915)

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to income before income taxes as follows (in thousands):

	Fiscal Year Ended
	February 28, 2014	February 28, 2013

Statutory U.S. federal income tax rate	$(2,022)	$(1,331)
State income taxes, net of federal benefit	(69)	(6)
Research and experimentation credits	(50)	(82)
Valuation allowance	1,556	—
Non-deductible expenses	12	19
Domestic production activities deduction	—	(38)
Other	87	5

Taxes at effective income tax rate	$(486)	$(1,433)

The income tax benefit effective tax rate for fiscal 2014 was 8% compared to 36% for fiscal 2013. The lower effective rate in 2014 compared to the effective rate in 2013 was primarily due to the valuation allowance the Company recognized on the net operating loss carryforwards, research and experimentation credits, the domestic production activities deduction and various other permanent items.

The deferred tax assets were reduced by a valuation allowance because, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that a valuation allowance is needed due to recent taxable net operating losses, the sale of profitable divisions and the limited taxable income in the carry back periods.

Deferred income taxes as of February 28, 2014 and 2013 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carry forwards.

The sources of the temporary differences and carry forwards, and their effect on the net deferred tax asset consisted of the following (in thousands):

	Fiscal Year Ended
	February 28, 2014	February 28, 2013
Current deferred tax assets (liabilities):
Uniform capitalization costs	$159	$586
Inventory reserves	41	1,120
Accrued liabilities	59	500
Allowance for doubtful accounts	15	22
Other	(32)	(34)

Net current deferred tax assets	242	2,194

Non-current deferred tax assets:
Amortization of intangibles	241	720
Deferred rent	200	—
State net operating loss carry-forward	351	165
Federal net operating loss carry-forward	1,369	—
Foreign tax credit carry-forward	99	99
Basis difference of property, plant and equipment	56	(299)
Valuation allowance	(1,556)	—

Net non-current deferred tax assets	760	685

Net deferred tax assets	$1,002	$2,879

Current asset	$242	$2,219
Non-current asset	760	660

	$1,002	$2,879

The Company has available federal and state net operating loss carryforwards of $1.4 million and $0.3 million, respectively. The net operating loss carryforwards expire in fiscal 2034.

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

Note 10. Benefit Plan

The Company maintains defined contribution plans that are available to all employees. The Company made a contribution in the fiscal year ended 2013 of $75 thousand and did not make a contribution in fiscal 2014 for 401(k) matching contributions.

Note 11. Commitments and Contingencies

Operating Leases

The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases, expiring at various dates through 2019. These leases provide that the Company pay taxes, insurance, and other expenses on the leased property and equipment. Rent expense for all leases was approximately $0.8 million and $0.7 million in fiscal 2014 and 2013, respectively.

Future minimum rental payments due under these leases are as follows (in thousands):

Fiscal Year	Amount

2015	$319
2016	317
2017	315
2018	314
2019	160

$1,425

Related Party Leases

Included above are leases for manufacturing and warehouse facilities leased from the Company’s chief executive officer under operating leases expiring at various dates through 2018. Rent expense under these leases totaled approximately $314 thousand in fiscal 2014 and 2013.

Future minimum rental payments due under these leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2015	$314
2016	314
2017	314
2018	314
2019	160

$1,416

Legal Proceedings

The Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the Company’s business, consolidated financial condition, results of operation or cash flows.

Note 12. Concentrations of Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit.

The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 28% and 31% of consolidated net sales in fiscal 2014 and 2013, respectively. Sales to foreign customers were 10% and 12% of consolidated net sales in fiscal 2014 and 2013, respectively. The Company had two customers who comprised more than 10% of the Company’s sales in FY 2014, Lockheed Martin (20.7%) and Diversified Systems, Inc (10.1%). The accounts are in good standing with the Company.

The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 13. Supplemental Cash Flow Information

	Fiscal Year Ended (in thousands)
	February 28, 2014	February 28, 2013
Cash paid for:
Interest	$814	$722

Income taxes, net of refunds	$(227)	$(119)

Non-cash activity:
Reduction of note receivable for acquisition of StingRay56	$—	$250

Receipt of note receivable in conjunction with the sale of the Chroma property	$—	$690

Receipt of note receivable in conjunction with the sale of Z-Axis, Inc	$1,000	$—

Receipt of note receivable in conjunction with the sale of Lexel Imaging, Inc	$1,000	$—

Stock grant related to the acquisition of StingRay56	$166	$7

Note 14. Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 28, 2014 and 2013, respectively. The summation of quarterly net income per share may not agree with annual net income per share due to rounding. Excludes discontinued operations:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net Sales	$4,201	$2,585	$3,721	$3,904
Gross profit	178	224	226	(1,706)
Net income (loss)	(451)	(804)	(651)	(3,554)
Basic net income (loss) per share	$(0.06)	$(0.11)	$(0.09)	$(0.47)
Diluted net income (loss) per share	$(0.06)	$(0.11)	$(0.09)	$(0.47)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net Sales	$3,117	$2,354	$2,630	$3,924
Gross profit	441	164	295	408
Net income	(619)	(713)	(643)	(507)
Basic net income per share	$(0.08)	$(0.09)	$(0.09)	$(0.07)
Diluted net income per share	$(0.08)	$(0.09)	$(0.09)	$(0.07)

Note 15. Gain on Sale of Property, Plant and Equipment

On July 5, 2012, the Company sold its property at 8-18 Riverside Drive in White Mills, PA for $750 thousand. The Company received a $60 thousand down payment and financed the remaining $690 thousand on a ten-year note at an 8% interest rate. The Company is accounting for the sale on the installment method. The total gain on the sale is approximately $602 thousand. The Company recognized approximately $48 thousand of the gain at the time of the sale and the remaining gain of approximately $554 thousand will be recognized as payments are received. The Company is in the process of repossessing the property as the buyer has not made any payments other than a minimal amount of interest. The Company expects to be in possession of the building no later than June, 2014.

On May 2, 2013, the Company sold its property at 1416 Alpine Boulevard in Bossier City, LA for $532 thousand. The Company received cash of $495 thousand after commissions and closing costs. The Company recognized a gain on sale of $397 thousand.

Note 16. – Discontinued Operations

On August 30, 2013, Video Display Corporation (the “Company”) completed the sale of the assets and the transfer of specified liabilities of the Company’s wholly-owned subsidiary, Aydin Displays Inc. (“Aydin”). Aydin’s assets were sold to a newly formed acquisition affiliate of Sparton Corp. for a combination of cash totaling $15 million, plus an additional earn-out potential that could be in excess of $6 million dollars based upon the achievement of reaching certain projected levels of EBITDA generated by the “new” Aydin in the subsequent 12-month period to the August 30, 2013 closing. The sale provisions included a holdback of $1.2 million on the proceeds which was put into an escrow account until August 30, 2014. The Company recognized a gain on the sale of the Aydin assets of $2.9 million pre-tax. The potential earn-out is not included in the gain recognized. Along with the sale, the Company signed a lease agreement with the buyer, whereby the Company rented a building owned by another subsidiary of the Company to the buyer with no rent for a five year period. The Company deferred $0.6 million of the gain, and will recognize it as rental income over the five-year period. Aydin had net sales of $8.3 million and pre-tax net income of $0.5 million for the six months ending August 30, 2013 before the sale.

On January 16, 2014, the Company sold their wholly-owned subsidiary, Z-Axis, Inc. The sale includes Z-Axis as well as its BEAR Power Supplies and Boundless Technologies business units. Z-Axis, Inc. was sold to one of the subsidiary’s original founders for approximately $9 million in cash and a $1 million dollar note. The Company recognized a gain on the sale of $5.4 million pre-tax. Z-Axis had $7.8 million in net sales and pre-tax net profit of $0.6 million for the ten and a half months of fiscal 2014 before the sale.

On March 26, 2014 with an effective date of February 28, 2014, the Company completed the sale of the Company’s wholly-owned subsidiary, Lexel Imaging, Inc. to Citadal Partners, LLC for approximately $3.9 million, consisting of $1.0 million cash payable over 180 days and included in current assets as a note and a guarantee to purchase $2.9 million in inventory over a five year period. The inventory was adjusted to its net realizable value as part of the sale. The Company recognized a loss on the sale of $4.4 million pre-tax. Lexel Imaging, Inc. had net sales of $ 7.6 million and a pre-tax net loss of $0.8 million for the twelve months ending February 28, 2014.

All of these companies’ net sales, expenses and net profits are being shown as discontinued operations per ASC 205-20-45 “Reporting Discontinued Operations”. The assets, liabilities, operating income and cash flows from these businesses are reflected as discontinued operations in the consolidated financial statements for all periods presented. The Company has reclassified results that were previously included in continuing operations as discontinued operations for these businesses.

The summarized financial information for discontinued operations for the year-ended February 28, 2014, and 2013, is as follows:

	Fiscal 2014	Fiscal 2013

Net sales	23,637	37,078
Cost of goods sold	18,319	25,472

Gross profit	5,318	11,606

Operating expenses
Selling and delivery	1,609	3,195
General and administrative	3,638	4,972

Total operating expenses	5,247	8,167

Operating profit from discontinued operations	71	3,439

Other income (expense)	190	349
Interest expense	(6)	(16)

Other, net	184	333
Gain on sale of assets	3,956	—

	4,140	333

Income from discontinued operations before income taxes	4,211	3,772

Income tax expense	1,432	1,282

Income from discontinued operations	2,779	2,490

Note 17. Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item9A (T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 28, 2014). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2014, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2014. In making this assessment, management used the criteria set forth in the framework established by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 28, 2014 our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2014 fiscal year end (the “2014 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2014 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.

Item 11. Executive Compensation.

The information contained in the 2014 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2014 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in the 2014 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services.

The information contained in the 2014 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm
Condensed Consolidated Balance Sheets as of February 28, 2014 and February 28, 2013.
Condensed Consolidated Statements of Income (loss) - Fiscal Years Ended February 28, 2014 and February 28, 2013.
Condensed Consolidated Statements of Shareholders’ Equity – Fiscal Years Ended February 28, 2014 and February 28, 2013.
Condensed Consolidated Statements of Cash Flows - Fiscal Years Ended February 28, 2014 and February 28, 2013.
Notes to Condensed Consolidated Financial Statements

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

Purchase Agreement dated August 30, 2013 by and between the Company and Sparton, Inc. with respect to the sale of the Company’s Aydin Displays, Inc. subsidiary. (incorporated by reference to Exhibit 10(d) to the Company’s Current Report on Form 8-K dated September 5, 2013.)

10(e)

Purchase Agreement dated January 16, 2014 by and between the Company and Z-Axis, Inc. with respect to the sale of the Company’s Z-Axis, Inc. subsidiary. (incorporated by reference to Exhibit 10(e) to the Company’s Current Report on Form 8-K dated January 22, 2014.)

10(f)

Purchase Agreement dated March 26, 2014 by and between the Company and Citidal Partners, LLC, with respect to the sale of the Company’s Lexel Imaging, Inc. subsidiary. (incorporated by reference to Exhibit 10(f) to the Company’s Current Report on Form 8-K dated April 1, 2014.)

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

Date: May 29, 2014	VIDEO DISPLAY CORPORATION

	By:	/s/ Ronald D. Ordway
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

Signature - Name	Capacity	Date

/s/ Ronald D. Ordway	Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	May 29, 2014
Ronald D. Ordway

/s/ Gregory L. Osborn	Chief Financial Officer and Director (Principal Financial Officer)	May 29, 2014
Gregory L. Osborn

/s/ David S. Cooper	Director	May 29, 2014
David S. Cooper

/s/ Carolyn Howard	Director	May 29, 2014
Carolyn Howard

/s/ Roger W. Lusby, III	Director	May 29, 2014
Roger W. Lusby, III