Form 10-Q
period 2014-05-31
VIDEO DISPLAY CORP
filed 2014-07-15
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2014.

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

As of May 31, 2014, the registrant had 6,495,919 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	May 31,	February 28,
	2014	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,393	$2,299
Restricted cash	1,200	1,200
Trading investments, at fair value	3,580	4,914
Accounts receivable, less allowance for doubtful accounts of $37 and $40	2,195	1,876
Notes receivable	1,662	1,000
Inventories, net	9,260	9,915
Deferred income taxes	241	242
Income taxes refundable	1,139	1,120
Prepaid expenses and other	162	182

Total current assets	20,832	22,748

Property, plant, and equipment
Land	154	154
Buildings	2,589	2,589
Machinery and equipment	7,229	7,249

	9,972	9,992
Accumulated depreciation and amortization	(8,471)	(8,431)

Net property, plant, and equipment	1,501	1,561

Notes receivable	1,720	1,698
Intangible assets, net	652	684
Deferred income taxes	732	760
Other assets	29	29

Total assets	$25,466	$27,480

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(in thousands)

	May 31,	February 28,
	2014	2014
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,269	$946
Accrued liabilities	436	925
Current maturities of long-term debt	49	48

Total current liabilities	1,754	1,919
Long-term debt, less current maturities	220	233
Deferred rent	510	540
Unrecognized gain on sale of assets	554	554

Total liabilities	3,038	3,246

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 6,495 outstanding at May 31, 2014 and 9,732 issued and 7,020 outstanding at February 28, 2014	7,293	7,293
Additional paid-in capital	162	160
Retained earnings	29,531	29,392
Treasury stock, shares at cost; 3,237 at May 31, 2014 and 2,712 at February 28, 2014	(14,558)	(12,611)

Total shareholders’ equity	22,428	24,234

Total liabilities and shareholders’ equity	$25,466	$27,480

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Income Statements

(in thousands, except per share data)

	Three Months Ended May 31,
	2014	2013
Net sales	$3,695	$4,201
Cost of goods sold	2,718	4,023

Gross profit	977	178

Operating expenses
Selling and delivery	276	474
General and administrative	810	538

	1,086	1,012

Operating loss	(109)	(834)

Other income (expense)
Interest income (expense)	14	(359)
Other, net	258	469

	272	110

Income (loss) from continuing operations before income taxes	163	(724)
Income tax (benefit) expense	24	(273)

Net income (loss) from continuing operations	139	(451)

Income from discontinued operations, net of income tax expense	—	215

Net income (loss)	$139	$(236)

Net income (loss) per share:
From continuing operations-basic	0.02	(0.06)

From continuing operations-diluted	0.02	(0.06)

From discontinued operations-basic	$0.00	$0.03

From discontinued operations-diluted	$0.00	$0.03

Basic weighted average shares outstanding	6,850	7,584

Diluted weighted average shares outstanding	6,875	7,624

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

Three Months Ended May 31, 2014 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 28, 2014	7,020	$7,293	$160	$29,392	$(12,611)
Net income	—	—	—	139	—
Repurchase of treasury stock	(525)	—	—	—	(1,947)
Share based compensation	—	—	2	—	—

Balance, May 31, 2014	6,495	$7,293	$162	$29,531	$(14,558)

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2014	2013
Operating Activities
Net income (loss)	139	(236)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations, net of tax	—	(215)
Depreciation and amortization	97	99
Provision for doubtful accounts	1	16
Provision for inventory reserve	82	163
Non-cash charge for share based compensation	2	2
Deferred income taxes	30	103
Loss on disposal of assets	—	(400)
Realized/Unrealized gain on investments	(166)	—
Other	—	3
Changes in working capital items:
Accounts receivable	(319)	1,577
Other receivables	(767)
Inventories	574	145
Prepaid expenses and other assets	2	35
Accounts payable and accrued liabilities	(196)	(1,712)
Cost, estimated earnings and billings on uncompleted contracts	—	(167)
Income taxes refundable/payable	(19)	(297)

Net cash used in operating activities	(540)	(884)

Investing Activities
Capital expenditures	(6)	(17)
Proceeds from sale of property, plant & equipment	—	499
Proceeds from the sale of Lexel Imaging	100	—
Purchases of investments	(22,867)	—
Sales of investments	23,443	—

Net cash provided by investing activities	670	482

Financing Activities
Proceeds from long-term debt, lines of credit	—	6,898
Repayments of long-term debt, lines of credit	(12)	(6,783)
Purchase of treasury stock	(1,947)	—
Re-issue of treasury stock	—	166
Proceeds from marginal float	923	—
Repayments of notes payable to officers and directors	—	(50)

Net cash provided by (used in) financing activities	(1,036)	231

Discontinued Operations
Operating activities	—	278
Investing activities	—	(16)

Net cash provided by discontinued operations	—	262

Net change in cash and cash equivalents	(906)	91
Cash and cash equivalents, beginning of year	3,499	316

Cash and cash equivalents, end of period	2,593	407
Cash and cash equivalents, discontinued operations	—	5

Cash and cash equivalents, continuing operations	2,593	402

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

May 31, 2014

Note 1. – Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2014, as filed with the Commission. There are no material changes in accounting policy during the three months ended May 31, 2014.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the condensed consolidated financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 28, 2014 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP).

Note 2. – Banking & Liquidity

In fiscal 2014, with the sale of the Company’s Aydin Displays, Inc and Z-Axis, Inc. subsidiaries, the Company repaid all remaining bank debt, which included a line of credit and two term loans. At May 31, 2013 the outstanding balance of the line of credit was $10.8 million; the outstanding balances of the term loans were $1.8 million and $2.0 million. Currently, the only remaining debt of the Company is $0.3 million it owes on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company is currently operating using cash from operations and investing activities. The Company has a $19.0 million working capital balance at May 31, 2014, including $8.4 million in liquid assets.

The Company believes it can continue to operate the Company with existing cash flows for the current level of business. The Company is in negotiations for a new banking partner that can work with the Company on its current needs and as opportunities present themselves.

Note 3. – Recent Accounting Pronouncements

In May, 2014, the FASB issued ASU 2014-09 “Revenue with Contracts from Customers”. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. The new guidance (i) removes inconsistencies, and weaknesses in revenue requirements, (ii) provides a more robust framework for addressing revenue issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period. The Company does not expect the adoption of this update to have a significant effect on the Company’s consolidated financial position or results of operations.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Under current U.S. GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal. The new guidance eliminates these criteria.

The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a

Video Display Corporation and Subsidiaries

May 31, 2014

discontinued operation. The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. The Company does not expect the adoption of this update to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 4. - Inventories

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following (in thousands):

	May 31,	February 28,
	2014	2014
Raw materials	$7,168	$7,906
Work-in-process	350	242
Finished goods	1,935	1,878

	9,453	10,026
Reserves for obsolescence	(193)	(111)

	$9,260	$9,915

Note 5. – Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was approximately $31 thousand for the three months ended May 31, 2014 and 2013, respectively.

The cost and accumulated amortization of intangible assets was as follows (in thousands).

	May 31, 2014		February 28, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer lists	$2,863	$2,217	$2,863	$2,187
Non-compete agreements	1,000	1,000	1,000	1,000
Patents	233	227	233	225
Other intangibles	6	6	6	6

	$4,102	$3,450	$4,102	$3,418

Video Display Corporation and Subsidiaries

May 31, 2014

Note 6. – Long-Term Debt and Financing Lease Obligations

Long-term debt and financing lease obligations consisted of the following (in thousands):

	May 31,	February 28,
	2014	2014
Mortgage payable to bank; interest rate at Community Banks Base rate plus 0.5% (3.75% as of May 31, 2014); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	269	281

	269	281
Less current maturities	(49)	(48)

	$220	$233

Note 7. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months
	Ended May 31,
	2014	2013
Cash paid for:
Interest	$9	$326

Income taxes, net of refunds	$13	$33

Video Display Corporation and Subsidiaries

May 31, 2014

Note 8. – Shareholder’s Equity

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended May 31, 2014 and 2013 (in thousands, except per share data):

		Weighted
		Average	Earnings (Loss)
	Net	Common Shares	Per
	Income (Loss)	Outstanding	Share
Three months ended May 31, 2014
Basic	$139	6,850	$0.02
Effect of dilution:
Options	—	25	—

Diluted	$139	6,875	$0.02

Three months ended May 31, 2013
Basic-continuing operations	$(451)	7,584	$(0.06)
Basic-discontinued operations	215		0.03
Effect of dilution:
Diluted-continuing operations	—
Diluted-discontinued operations	—	40	—

Diluted	$(236)	7,624	$(0.03)

Stock-Based Compensation Plans

For the three-month period ended May 31, 2014 and 2013, the Company recognized general and administrative expenses of $2.2 thousand and $1.8 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of May 31, 2014, total unrecognized compensation costs related to stock options granted was $6.4 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

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

No options were granted during the three month periods ended May 31, 2014 and 2013.

Video Display Corporation and Subsidiaries

May 31, 2014

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it was originally authorized to repurchase up to 1,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. The Company did purchase 524,694 shares in the quarter ended May 31, 2014. For the quarter ended May 31, 2013, the Company did not purchase any shares. Under the Company’s stock repurchase program, an additional 1,107,815 shares remain authorized to be repurchased by the Company at May 31, 2014.

Note 9. – Income Taxes

The effective tax rate for the three months ended May 31, 2013 and 2014 was 37.7% (benefit) and 14.7%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits. The disparity of the effective rate from May 31, 2013 compared to 2014 is due largely to the Company not qualifying for the Domestic Production Activities deduction, a reduction in state income taxes due to having a loss in earnings and the use of the net operating loss carryforward.

Note 10. – Discontinued Operations

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

On January 16, 2014, the Company sold their wholly-owned subsidiary, Z-Axis, Inc. The sale includes Z-Axis as well as its BEAR Power Supplies and Boundless Technologies business units. Z-Axis, Inc. was sold to one of the subsidiary’s original founders for approximately $9 million in cash and a $1 million dollar note. The Company recognized a gain on the sale of $5.4 million pre-tax. Z-Axis, Inc. had $7.8 million in net sales and pre-tax net profit of $0.6 million for the ten and a half months of fiscal 2014 before the sale.

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

All of these companies’ net sales, expenses and net profits are being shown as discontinued operations per ASC 205-20-45 “Reporting Discontinued Operations”. The operating income and cash flows from these businesses are reflected as discontinued operations in the consolidated financial statements for all periods presented. The Company has reclassified results that were previously included in continuing operations as discontinued operations for these businesses.

Video Display Corporation and Subsidiaries

May 31, 2014

The summarized financial information for discontinued operations for the three months ended May 31, 2013, is as follows:

Three months ending May, 2013
Net sales	8,399
Cost of goods sold	6,227

Gross profit	2,172

Operating expenses
Selling and delivery	783
General and administrative	1,139

Total operating expenses	1,922

Operating profit from discontinued operations	250
Other income (expense)	80
Interest expense	(4)

Other, net	76

Income from discontinued operations before income taxes	326
Income tax expense	111

Income from discontinued operations	215

Video Display Corporation and Subsidiaries

May 31, 2014

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2014 Annual Report to Shareholders, which included audited condensed consolidated financial statements and notes thereto for the fiscal year ended February 28, 2014, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a worldwide leader in the manufacturing and distribution of a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment—the manufacturing and distribution of displays and display components. The Company is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of FASB ASC Topic 280 “Segment Reporting”:

•	Simulation and Training Products – offers a complete range of projection display systems for use in training and simulation, military, medical, entertainment and industrial applications.

•	Data Display CRTs – offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Broadcast and Control Center Products – offers high-end visual display products for use in video walls and command and control centers.

•	Cyber Secure Products – offers advanced TEMPEST technology, also known as Emanation Security EMSEC, products and custom engineering solutions to include extreme environmental performance and survivability technologies.

During fiscal 2015, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales or through niche acquisitions that enhance the profitability and sales of the Company’s more profitable product lines. Challenges facing the Company during these efforts include:

Liquidity – As of May 31, 2014, the Company is operating using cash from operations and investing activities. The Company believes it can operate the Company with existing cash flows for the current level of business. Should business increase dramatically or an acquisition candidate be found, the Company may need to find more permanent sources of capital to fund the growth.

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes the adequacy of its inventory reserves at May 31, 2014 and February 28, 2014 to be adequate.

Video Display Corporation and Subsidiaries

May 31, 2014

Results of Operations

The following table sets forth, for the three months ended May 31, 2014 and 2013, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months Ended May 31,
	2014	2013
Sales
Simulation and Training	55.0%	42.6%
Data Display CRT	16.9	15.3
Broadcast and Control Centers	10.9	27.9
Cyber Secure Products	17.2	14.2

Total Company	100.0%	100.0%
Costs and expenses
Cost of goods sold	73.6%	95.8%
Selling and delivery	7.5	11.3
General and administrative	21.9	12.8

	103.0%	119.9%
Operating loss	(3.0)%	(19.9)%
Interest income/expense	0.4%	(8.5)%
Other income, net	7.0	11.2

Income/ loss before income taxes	4.4%	(17.2)%
Income tax expense/ benefit	0.4	6.5

Net income/ loss from continuing operations	4.0	(10.7)

Income from discontinued operations, net of income tax	—	5.1

Net income/ loss	4.0%	(5.6)%

Net sales

Consolidated net sales were down 12.0% for the three months ended May 31, 2014 compared to the three months ended May 31, 2013. The Company’s AYON Visual Solutions division was off 65.6% for the quarter from last year’s quarter. Their business is project driven and last year in the first quarter they completed a large job for a cable news network, which they did not have this year. The industry they operate in just completed their major trade show for the year and new quoting opportunities are now coming in for projects later this year. We expect this division to improve over last year’s results by the end of the fiscal year. The CRT division was off by 2.4% for the quarter or $15 thousand, which equates to approximately 1-2 average orders. This division’s primary business is in flight simulation. The Display Systems division showed an increase of 3.3% due to increases throughout their customer base. This division is expected to do well throughout the remainder of the year due to new contracts received in the fourth quarter of the last fiscal year and the first quarter of this fiscal year. AYON CyberSecurity’s sales increased by 6.1% due to a large order to a government agency that shipped in late May. This division is expected to exceed last year’s results due to the increases in the customer base due to its improved quality.

Gross margins

Consolidated gross margins increased to 26.4% for the three months ended May 31, 2014 from 4.2% for the three months ended May 31, 2013.

Video Display Corporation and Subsidiaries

May 31, 2014

Every division showed an improvement in their gross margin percentage. The Company’s two new divisions, AYON Visual Systems and AYON CyberSecurity, had lower gross margins than the other more established divisions. AYON Visual Solutions is a distributor of specialized displays, so it will consistently have lower margins than the other manufacturers in the group as distributors typically operate on smaller margins. AYON CyberSecurity improved its gross margins by 46.2%, but still came in with a negative 21.4%. The division is still working to improve its efficiencies and cut costs in the manufacturing area of its business. As its revenues increase, they hope to improve on their efficiencies of scale and generate more gross profit dollars. The Data Display division gross margins increased from 11.1% for the three months ended May 31, 2013 to 28.0% for the three months ended May 31, 2014, due to customer and product mix. They expect to have steady margins with their flight simulator customers while continuing to move slower moving items overseas at reduced margins. There were no overseas sales in the first quarter which kept the margins higher than last year. We would expect to see the margins remain above last year’s levels.

Operating expenses

Operating expenses as a percentage of sales increased from 24.1% for the three months ended May 31, 2013 to 29.4% for the three months ended May 31, 2014. This was primarily due to a decrease in the revenue base to absorb the corporate overhead. The Company was able to control fixed costs, such as rent and other administrative costs, on flat sales volumes. Overall expenses increased by $73.8 thousand. The Company expects to continue to contain these costs while increasing revenues.

Interest expense

The Company’s interest expense has decreased dramatically, as it no longer has a line of credit or any other debt except for a mortgage on a building it owns in Pennsylvania. The interest expense for the quarter ending May 31, 2014 was $9.3 thousand compared to $365.8 thousand for the quarter ending May 31, 2013.

Income taxes

The effective tax rate for the three months ended May 31, 2013 and 2012 was 37.7% (benefit) and 14.7%, respectively. These rates differ from the Federal statutory rate primarily due to the effect of state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits. The disparity of the effective rate from May 31, 2013 compared to 2014 is due largely to the Company not qualifying for the Domestic Production Activities deduction for May 31, 2013, a reduction in state income taxes due to having a loss in earnings and the use of the net operating loss carry-forward.

Liquidity and Capital Resources

In fiscal 2014, with the sale of the Company’s Aydin Displays, Inc and Z-Axis, Inc. subsidiaries, the Company repaid all remaining bank debt in January, 2014, which included a line of credit and two term loans. At May 31, 2013, the outstanding balance of the line of credit was $10.8 million; the outstanding balances of the term loans were $2.0 million and $1.8 million. Currently, the only remaining debt of the Company is $0.3 million it owes on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company is currently operating using cash from operations and investing activities. The Company has a $19.0 million working capital balance at May 31, 2014 including $8.4 million in liquid assets.

The Company believes it can continue to operate the Company with existing cash flows for the current level of business. The Company is in negotiations for a new banking partner, which can work with the Company on its current needs and as opportunities present themselves.

Video Display Corporation and Subsidiaries

May 31, 2014

The Company continually monitors its cash and financing positions in order to find ways to lower its costs and to produce positive operating cash flow. The Company examines possibilities to grow its business through internal sales or niche acquisitions. There could be an impact on working capital requirements to fund this growth. As in the past, the intent is to finance such projects with operating cash flows; however, more permanent sources of capital may be required in certain circumstances.

Cash used by operations for the three months ended May 31, 2014 was $0.5 million. The net income from operations was $0.1 million and adjustments to reconcile net income to net cash were $0.1 million including depreciation and reserves. Changes in working capital used $0.7 million, primarily due to an increase in accounts and other receivables of $1.0 million, a decrease in inventories of $0.6 million, and a decrease in payables of $0.2 million. Cash used in operations for the three months ended May 31, 2013 was $0.9 million.

Investing activities provided cash of $0.7 million, $0.6 million from the sale of investments, and proceeds of $0.1 million from the sale of a subsidiary during the three months ended May 31, 2014, compared to $0.5 million from the sale of the Company’s Bossier City property during the three months ended May 31, 2013.

Financing activities used cash of $1.0 million for the three months ended May 31, 2014, due to the repurchase of treasury stock of $1.9 million and the proceeds of margin float of $0.9 million, compared to cash provided of $0.2 million for the three months ended May 31, 2013, reflecting net borrowings from the line of credit and the reissuance of treasury stock.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the quarter ended May 31, 201, the Company repurchased 524,694 shares at an average price of $3.71 per share. Under the Company’s stock repurchase program, an additional 1,107,815 shares remain authorized to be repurchased by the Company at May 31, 2014.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s condensed consolidated financial statements. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, revenue recognition, the allowance for bad debts and warranty reserves. The Company uses the following methods and assumptions in determining its estimates:

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes the adequacy of its inventory reserves at May 31, 2014 and February 28, 2014 to be adequate.

Video Display Corporation and Subsidiaries

May 31, 2014

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

Recent Accounting Pronouncements

In May, 2014, the FASB issued ASU 2014-09 “Revenue with Contracts from Customers”. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. The new guidance (i) removes inconsistencies, and weaknesses in revenue requirements, (ii) provides a more robust framework for addressing revenue issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period. The Company does not expect the adoption of this update to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Video Display Corporation and Subsidiaries

May 31, 2014

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

Forward-Looking Information and Risk Factors

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014 could cause actual results to differ materially.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include changes in technology. The Company operates in an industry which is continuously changing. Failure to adapt to the changes could have a detrimental effect on the Company.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2014. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2014.

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

May 31, 2014

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

Video Display Corporation and Subsidiaries

May 31, 2014

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

VIDEO DISPLAY CORPORATION

July 15, 2014	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 15, 2014	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer