Form 10-Q
period 2014-08-31
VIDEO DISPLAY CORP
filed 2014-10-15
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2014.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2014, the registrant had 6,393,873 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

SIGNATURES		24
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

.

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets

(in thousands)

	August 31, 2014	February 28, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,222	$2,299
Restricted cash	1,200	1,200
Trading investments, at fair value	4,096	4,914
Accounts receivable, less allowance for doubtful accounts of $31 and $40	1,805	1,876
Notes receivable	1,704	1,000
Inventories, net	8,739	9,915
Deferred income taxes	307	242
Income taxes refundable	1,144	1,120
Prepaid expenses and other	109	182

Total current assets	20,326	22,748

Property, plant, and equipment
Land	154	154
Buildings	2,593	2,589
Machinery and equipment	7,263	7,249

	10,010	9,992
Accumulated depreciation and amortization	(8,537)	(8,431)

Net property, plant, and equipment	1,473	1,561

Notes receivable	1,054	1,698
Intangible assets, net	621	684
Deferred income taxes	722	760
Other assets	29	29

Total assets	$24,225	$27,480

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands)

	August 31, 2014	February 28, 2014
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$789	$946
Accrued liabilities	448	925
Current maturities of long-term debt	49	48

Total current liabilities	1,286	1,919
Long-term debt, less current maturities	208	233
Deferred rent	480	540
Unrecognized gain on sale of assets	—	554

Total liabilities	1,974	3,246

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 6,393 outstanding at August 31, 2014 and 9,732 issued and 7,020 outstanding at February 28, 2014	7,293	7,293
Additional paid-in capital	164	160
Retained earnings	29,680	29,392
Treasury stock, shares at cost; 3,339 at August 31, 2014 and 2,712 at February 28, 2014	(14,886)	(12,611)

Total shareholders’ equity	22,251	24,234

Total liabilities and shareholders’ equity	$24,225	$27,480

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Income Statements (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Net sales	$2,592	$2,585	$6,287	$6,786
Cost of goods sold	2,578	2,361	5,296	6,384

Gross profit	14	224	991	402

Operating expenses
Selling and delivery	267	380	543	854
General and administrative	773	699	1,583	1,237

	1,040	1,079	2,126	2,091

Operating (loss)	(1,026)	(855)	(1,135)	(1,689)

Other income (expense)
Interest income (expense)	5	(327)	19	(686)
Investment income	711	—	956	—
Other, net	398	(15)	411	454

Income (loss) from continuing operations before income taxes	88	(1,197)	251	(1,921)

Income tax (benefit)	(61)	(393)	(37)	(666)

Net income (loss) from continuing operations	$149	$(804)	$288	$(1,255)
Income from discontinued operations, net of income tax expense	—	2,304	—	2,519

Net income	149	1,500	288	1,264
Net income per share:
From continuing operations-basic	$.02	$(.10)	$.04	$(.16)

From continuing operations-diluted	.02	(.10)	.04	(.16)

From discontinued operations-basic	$0	$.30	$0	.33

From discontinued operations-diluted	0	.30	0	.33

Basic weighted average shares outstanding	6,372	7,593	6,611	7,589

Diluted weighted average shares outstanding	6,447	7,609	6,626	7,617

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

Six Months Ended August 31, 2014 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 28, 2014	7,020	$7,293	$160	$29,392	$(12,611)
Net income	—	—	—	288	—
Repurchase of treasury stock	(627)	—	—	—	(2,275)
Share based compensation	—	—	4	—	—

Balance, August 31, 2014	6,393	$7,293	$164	$29,680	$(14,886)

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2014	2013
Operating Activities
Net income	288	1,264
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations, net of tax	—	(2,519)
Depreciation and amortization	195	154
Provision of doubtful accounts	1	21
Provision for inventory reserve	173	330
Non-cash charge for share based compensation	4	4
Deferred income taxes	(26)	671
Gain on disposal of assets	(364)	(400)
Realized/unrealized gain on investments	(776)	18
Other	(10)	—
Changes in working capital items:
Accounts receivable	70	475
Notes receivable	(733)	—
Inventories	1,003	345
Prepaid expenses and other assets	55	(573)
Accounts payable and accrued liabilities	(633)	(1,450)
Deferred revenue	(60)	600
Cost, estimated earnings and billings on uncompleted contracts	—	67
Income taxes refundable/payable	(24)	(72)

Net cash used in operating activities	(837)	(1,065)

Investing Activities
Purchases of property, plant and equipment	(44)	(13)
Proceeds from sale of property, plant & equipment	500	499
Proceeds from the sale of subsidiaries	0	15,000
Purchases of investments	(48,904)	—
Sales of investments	46,632	—

Net cash provided by (used in) investing activities	(1,816)	15,486

Financing Activities
Proceeds from long-term debt, lines of credit	—	14,054
Repayments of long-term debt, lines of credit	(24)	(27,385)
Purchase of treasury stock	(2,275)	—
Re-issuance of treasury stock	—	166
Proceeds from marginal account borrowings	3,875	—
Proceeds from notes payable to officers and directors	—	250
Repayments of notes payable to officers and directors	—	(235)

Net cash provided by (used in) financing activities	1,576	(13,150)

Discontinued Operations
Operating activities	—	56
Investing activities	—	(52)
Financing activities	—	—

Net cash provided by discontinued operations	—	4

Net change in cash and cash equivalents	(1,077)	1,275
Cash and cash equivalents, beginning of year	3,499	381

Cash and cash equivalents, end of period	2,422	1,656
Cash and cash equivalents, discontinued operations	—	5

Cash and cash equivalents, continuing operations	2,422	1,651

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

August 31, 2014

(unaudited)

Note 1. – Summary of Significant Accounting Policies

The interim condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2014, as filed with the Commission. There are no material changes in accounting policy during the six months ended August 31, 2014.

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

Note 2. – Banking & Liquidity

In fiscal 2014, with the sale of the Company’s Aydin Displays, Inc and Z-Axis, Inc. subsidiaries, the Company repaid the line of credit and two term loans. Currently, the only remaining debt of the Company is $0.3 million owed on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company is currently operating using cash from operations and investing activities. The Company has a $19.0 million working capital balance at August 31, 2014, including $8.3 million in liquid assets and $20.8 million working capital balance at February 28, 2014, including $8.4 million in liquid assets.

The Company believes it can continue to operate the Company with existing cash flows for the current level of business. The Company has selected a new banking partner, Fifth Third Bank. The Company is transitioning its banking relationship to the new bank.

Note 3. – Recent Accounting Pronouncements

In May, 2014, the FASB issued ASU 2014-09 “Revenue with Contracts from Customers”. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. The new guidance(i) removes inconsistencies, and weaknesses in revenue requirements, (ii) provides a more robust framework for addressing revenue issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period. The Company does not expect the adoption of this update to have a significant effect on the Company’s consolidated financial position or results of operations.

Video Display Corporation and Subsidiaries

August 31, 2014

(unaudited)

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

Note 4. - Inventories

Inventories are stated at the lower of cost (first in, first out) or market. Inventories consisted of the following (in thousands):

	August 31, 2014	February 28, 2014
Raw materials	$6,658	$7,906
Work-in-process	111	242
Finished goods	2,254	1,878

	9,023	10,026
Reserves for obsolescence	(284)	(111)

	$8,739	$9,915

Video Display Corporation and Subsidiaries

August 31, 2014

(unaudited)

Note 5. – Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents, customer lists, non-compete agreements and other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was approximately $63 thousand for the six months ended August 31, 2014 and 2013, respectively.

The cost and accumulated amortization of intangible assets was as follows (in thousands).

	August 31, 2014		February 28, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer lists	$2,863	$2,246	$2,863	$2,187
Non-compete agreements	1,000	1,000	1,000	1,000
Patents	233	229	233	225
Other intangibles	6	6	6	6

	$4,102	$3,481	$4,102	$3,418

Note 6. – Long-Term Debt and Other Obligations

Long-term debt consisted of the following (in thousands):

	August 31, 2014	February 28, 2014
Mortgage payable to bank; interest rate at Community Bank’s Base rate plus 0.5% (3.75% as of August 31, 2014); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	257	281

	257	281
Less current maturities	(49)	(48)

	$208	$233

The Company had outstanding margin account borrowing of $3.8 million and $0.0 million as of August 31, 2014 and February 28, 2014, respectively. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments as of August 31, 2014 were $7.8 million leaving net investments of $4.1 million after the margin account borrowings of $3.7 million. The margin interest rate is 2%.

Video Display Corporation and Subsidiaries

August 31, 2014

(unaudited)

Note 7. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended August 31,
	2014	2013
Cash paid for:
Interest	$28	$774

Income taxes, net of refunds	$13	$32

Video Display Corporation and Subsidiaries

August 31, 2014

(unaudited)

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six month periods ended August 31, 2014 and 2013 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Six months ended August 31, 2014
Basic	$288	6,611	$0.04
Effect of dilution:
Options	—	15	—

Diluted	$288	6,626	$0.04
Six months ended August 31, 2013
Basic-continuing operations	$(1,255)	7,589	$(0.16)
Basic-discontinued operations	2,519		0.33
Effect of dilution:
Diluted-continuing operations	—	—	—
Diluted-discontinued operations	—	28	—

Diluted	$1,264	7,617	$.17

Three months ended August 31, 2014
Basic	$149	6,372	$0.02
Effect of dilution:
Options	—	75	—

Diluted	$149	6,447	$0.02
Three months ended August 31, 2013
Basic-continuing operations	$(804)	7,593	$(0.10)
Basic-discontinued operations	2,304		0.30
Effect of dilution:
Diluted-continuing operations	—	—	—
Diluted-discontinued operations	—	16	—

Diluted	$1,500	7,609	$.20

Video Display Corporation and Subsidiaries

August 31, 2014

(unaudited)

Stock-Based Compensation Plans

For the six-month period ended August 31, 2014 and 2013, the Company recognized general and administrative expenses of $4.5 thousand and $3.7 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of August 31, 2014, total unrecognized compensation costs related to stock options granted was $10.4 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

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

Ten thousand and nineteen thousand options were granted during the six month periods ended August 31, 2014 and 2013, respectively.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the six month period ended August 31, 2014, the Company purchased 626,740 shares at an average price of $3.63 per share and during the fiscal year ended February 28, 2014 the Company purchased 572,597 shares at an average price of $3.78 per share. Under this program, an additional 1,005,769 shares remain authorized to be repurchased by the Company at August 31, 2014.

Note 9. – Income Taxes

The effective tax rate for the six months ended August 31, 2013 and 2014 was 34.8% and (14.7) %, respectively. These rates differ from the Federal statutory rate primarily due to the effect of the change in the valuation allowance on the net operating loss carry-forward, state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits. The disparity of the effective rate from August 31, 2013 compared to 2014 is due largely to the Company not qualifying for the Domestic Production Activities deduction, a reduction in state income taxes due to having a loss in earnings and of the change in the valuation allowance on the net operating loss carry- forward.

Note 10. – Discontinued Operations

On August 30, 2013, the Company completed the sale of the assets and the transfer of specified liabilities of the Company’s wholly-owned subsidiary, Aydin Displays Inc. (“Aydin”). Aydin’s assets were sold to a newly formed acquisition affiliate of Sparton Corp. for a combination of cash totaling $15 million, plus an additional earn-out potential that could be in excess of $6 million dollars based upon the achievement of reaching certain projected levels of EBITDA generated by the “new” Aydin in the subsequent 12-month period to the August 30, 2013 closing. The sale provisions included a holdback of $1.2 million on the proceeds which was put into an escrow account until August 30, 2014. The Company received the funds in September. The Company recognized a gain on the sale of the Aydin assets of $2.9 million pre-tax. The potential earn-out is not included in the gain recognized. Along with the sale, the Company signed a lease agreement with the buyer, whereby the Company rented a building owned by another subsidiary of the Company to the buyer with no rent for a five year period. The Company deferred $0.6 million of the gain, and will recognize it as rental income over the five-year period. Aydin had net sales of $8.3 million and pre-tax net income of $0.5 million for the six months ending August 30, 2013 before the sale.

Video Display Corporation and Subsidiaries

August 31, 2014

(unaudited)

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

On March 26, 2014 with an effective date of February 28, 2014, the Company completed the sale of the Company’s wholly-owned subsidiary, Lexel Imaging, Inc. to Citadal Partners, LLC for approximately $3.9 million, consisting of $1.0 million cash payable over 180 days and included in current assets as a note and a guarantee to purchase $2.9 million in inventory over a five year period. Citadal Partners has not paid the balance of the $1.0 million. The Company and Citadal are considering arbitration to resolve the matter. The inventory was adjusted to its net realizable value as part of the sale. The Company recognized a loss on the sale of $4.4 million pre-tax. Lexel Imaging, Inc. had net sales of $ 7.6 million and a pre-tax net loss of $0.8 million for the twelve months ending February 28, 2014.

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

The summarized financial information for discontinued operations for the three and six months ended August 31, 2013, is as follows:

	Three months ending August 30, 2013	Six months ending August 30, 2013
Net sales	8,810	17,209
Cost of goods sold	6,267	12,494
Gross profit	2,543	4,715
Operating expenses
Selling and delivery	717	1,500
General and administrative	1,256	2,395
Total operating expenses	1,973	3,895
Operating profit from discontinued operations	570	820
Other income (expense)	2,923	3,003
Interest expense	(2)	(6)
Other, net	2,921	2,997
Income from discontinued operations before income taxes	3,491	3,817
Income tax expense	1,187	1,298
Income from discontinued operations	2,304	2,519

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

Video Display Corporation and Subsidiaries

August 31, 2014

(unaudited)

Overview

The Company is a worldwide leader in the manufacturing and distribution of a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment - the manufacturing and distribution of displays and display components. The Company is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280 “Segment Reporting”:

•	Simulation and Training Products – offers a complete range of projection display systems for use in training and simulation, military, medical, entertainment and industrial applications.

•	Data Display CRTs– offers a wide range of cathode ray tubes (CRTs) for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Broadcast and Control Center Products – offers high-end visual display products for use in video walls and command and control centers.

•	Cyber Secure Products – offers advanced TEMPEST technology, also known as Emanation Security EMSEC, products and custom engineering solutions to include extreme environmental performance and survivability technologies.

During fiscal 2015, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales or through niche acquisitions that enhance the profitability and sales of the Company’s more profitable product lines. Challenges facing the Company during these efforts include:

Liquidity - As of August 31, 2014, the Company is operating using cash from operations and investing activities. The Company believes it can operate the Company with existing cash flows for the current level of business. Should business increase dramatically or an acquisition candidate be found, the Company may need to find more permanent sources of capital to fund the growth.

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes the adequacy of its inventory reserves at August 31, 2014 and February 28, 2014 to be adequate.

Video Display Corporation and Subsidiaries

August 31, 2014

(unaudited)

Results of Operations

The following table sets forth, for the three and six months ended August 31, 2014 and 2013, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2014	2013	2014	2013
Sales
Simulation and Training	57.6%	65.4%	56.1%	51.3%
Data Display CRT	23.4	16.7	19.6	15.8
Broadcast and Control Centers	3.0	1.3	7.6	17.7
Cyber Secure Products	16.0	16.6	16.7	15.2

Total Company	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	99.5%	91.4%	84.2%	94.1%
Selling and delivery	10.3	14.7	8.6	12.6
General and administrative	29.8	27.0	25.2	18.2

	139.6%	133.1%	118.0%	124.9%
Operating loss	(39.6)%	(33.1)%	(18.0)%	(24.9)%
Interest income/expense	0.2%	(12.6)%	0.3%	(10.1)%
Other income, net	42.8	(0.6)	21.7	6.7

Income/(loss) before income taxes	3.4%	(46.3)%	4.0%	(28.3)%
Income tax benefit	(2.4)	(15.2)	(0.6)	(9.8)

Net income/ (loss) from continuing operations	5.8	(31.1)	4.6	(18.5)

Income from discontinued operations, net of income tax	—	89.1	—	37.1

Net income	5.8%	58.0%	4.6%	18.6%

Net sales

Consolidated net sales were down 7.4% for the six months ended August 31, 2014 compared to the six months ended August 31, 2013. Sales for the Company’s AYON Visual Solutions division were down 60.1% for the six months ending August 31, 2014 when compared to last year’s six months ending August 31, 2013. This division’s business is project driven and last year in the first quarter they completed a large job for a cable news network, which they did not have this year. The industry this division operates in just completed a major trade show for the year and new quoting opportunities are being received for projects later this year. We expect this division to improve over last year’s results by the end of the fiscal year. The CRT division increased their sales by 14.9% for the six months ended August 31, 2014 over the six months ended August 31, 2013 or $159 thousand due to overseas orders and an increase with their largest customer. The business with the largest customer is expected to continue for at least the next several years. This division’s primary business is in flight simulation. The Display Systems division showed a decrease of 4.4% due to technical issues with a large project. These issues are expected to be resolved soon and this division is expected to have a profitable second half of the fiscal year. AYON CyberSecurity sales’ increased by 2.0% due to a large order from a government agency that shipped in late May. This division is expected to exceed last year’s results due to the increases in the customer base.

Gross margins

Consolidated gross profits increased by 146.6% for the six months ended August 31, 2014 compared to the six months ended August 31, 2013. The Company had an overall gross margin of 15.8% for the six months ended August 31, 2014 compared to a 5.9% gross margin for the six months ended August 31, 2013.

Video Display Corporation and Subsidiaries

August 31, 2014

(unaudited)

Every division showed an improvement in their gross margin percentage. The Company’s two new divisions, AYON Visual Solutions and AYON CyberSecurity, had lower gross margins than the other more established divisions. AYON Visual Solutions is a distributor of specialized displays, so it will consistently have lower margins than the other manufacturers in the group as distributors typically operate on smaller margins. The Company expects AYON Visual Solutions gross margins to improve as they win bids on new projects. AYON CyberSecurity improved its gross margins by 16.0%, but still came in with a negative 35.4%. The division is still working to improve its efficiencies and cut costs in the manufacturing area of its business. As its revenues increase, management hopes to improve on their efficiencies of scale and generate more gross profit dollars. The Company is looking at ways to cut costs at this division including merging it with the VDC Display division. The Data Display division gross margins increased from 7.8% for the six months ended August 31, 2013 to 21.5% for the six months ended August 31, 2014, due to customer and product mix. They expect to have steady margins with their flight simulator customers while continuing to move slower moving items overseas at reduced margins. We would expect to see the margins remain above last year’s levels.

Operating expenses

Operating expenses as a percentage of sales increased from 30.8% for the six months ended August 31, 2013 to 33.8% for the six months ended August 31, 2014. This was primarily due to a decrease in the revenue base to absorb the corporate overhead. The Company was able to control fixed costs, such as rent and other administrative costs, on flat sales volumes. Overall expenses increased by $35.0 thousand. The Company expects to continue to contain these costs while increasing revenues.

Interest expense

The Company’s interest expense has decreased dramatically, as it no longer has a line of credit or any other debt except for a mortgage on a building it owns in Pennsylvania and borrowings related to margin account trading of securities. The interest expense for the six months ending August 31, 2014, was $27.9 thousand compared to $686.4 thousand for the six months ending August 31, 2013.

Income taxes

The effective tax rate for the six months ended August 31, 2013 and 2014 was 34.8% and (14.7) %, respectively. These rates differ from the Federal statutory rate primarily due to the effect of the change in the valuation allowance on the net operating loss carry-forward, state taxes, the permanent non-deductibility of certain expenses for tax purposes, and research and experimentation credits. The disparity of the effective rate from August 31, 2013 compared to 2014 is due largely to the Company not qualifying for the Domestic Production Activities deduction, a reduction in state income taxes due to having a loss in earnings and of the change in the valuation allowance on the net operating loss carry- forward.

Liquidity and Capital Resources

In fiscal 2014, with the sale of the Company’s Aydin Displays, Inc and Z-Axis, Inc. subsidiaries, the Company repaid all remaining bank debt in January, 2014, except for the mortgage on a building owned by the Company’s Teltron, Inc. subsidiary, which included a line of credit and two term loans. At August 31, 2013, the Company had repaid all outstanding debt with PNC Bank except for $1.2 million on a term loan, $0.5 million owed to the CEO and the mortgage on the building in Birdsboro, PA. Currently, the only remaining debt of the Company is $0.3 million it owes on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

Video Display Corporation and Subsidiaries

August 31, 2014

(unaudited)

The Company is currently operating using cash from operations and investing activities. The Company has a $19.0 million working capital balance at August 31, 2014 including $8.3 million in liquid assets and $20.8 million working capital balance at February 28, 2014, including $8.4 million in liquid assets.

The Company believes it can continue to operate the Company with existing cash flows for the current level of business. The Company has selected a new banking partner, Fifth Third Bank. The Company is transitioning its banking relationship to the new bank.

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

Cash used by operations for the six months ended August 31, 2014 was $0.8 million. The net income from operations was $0.3 million and adjustments to reconcile net income to net cash were $1.1 million including depreciation and reserves. Changes in working capital provided $0.3 million, primarily due to a decrease in inventories of $1.0 million, a decrease in payables of $0.6 million and an increase in notes receivable of $0.7 million. Cash used in operations for the six months ended August 31, 2013 was $1.0 million.

Investing activities used cash of $1.8 million for the six months ended August 31, 2014 primarily as a result of, $2.2 million from the purchase of investments, offset by the proceeds of $0.5 million from the sale of the former Chroma property, compared to $15.5 million from the sale of the Company’s Aydin Displays subsidiary ($15.0 million) and the Bossier City property ($0.5 million) during the six months ended August 31, 2013.

Financing activities provided cash of $1.6 million for the six months ended August 31, 2014, due to the proceeds of margin account borrowings in the investment account of $3.9 million and the use of funds to repurchase treasury stock of $2.3 million, compared to cash used of $13.1 million for the six months ended August 31, 2013, reflecting the repayment of debt of $13.3 million and the reissuance of treasury stock of $0.2 million.

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the six month period ended August 31, 2014, the Company purchased 626,740 shares at an average price of $3.63 per share and during the fiscal year ended February 28, 2014 the Company purchased 572,597 shares at an average price of $3.78 per share. Under this program, an additional 1,005,769 shares remain authorized to be repurchased by the Company at August 31, 2014.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s interim condensed consolidated financial statements. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the interim

Video Display Corporation and Subsidiaries

August 31, 2014

(unaudited)

condensed consolidated financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, revenue recognition, the allowance for bad debts and warranty reserves. The Company uses the following methods and assumptions in determining its estimates:

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at August 31, 2014 and February 28, 2014 to be adequate.

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

August 31, 2014

(unaudited)

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

August 31, 2014

(unaudited)

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2014. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2014.

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

August 31, 2014

(unaudited)

PART II

Item 1.	LegalProceedings

None.

Item 1A.	Risk Factors

Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(c)	Lease dated November 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2009 Annual Report on Form 10-K)

10(d)	Purchase Agreement dated August 30, 2013 by and between the Company and Sparton, Inc. with respect to the sale of the Company’s Aydin Displays, Inc. subsidiary. (incorporated by reference to Exhibit 10(d) to the Company’s Current Report on Form 8-K dated September 5, 2013.)

10(e)	Purchase Agreement dated January 16, 2014 by and between the Company and Z-Axis, Inc. with respect to the sale of the Company’s Z-Axis, Inc. subsidiary. (incorporated by reference to Exhibit 10(e) to the Company’s Current Report on Form 8-K dated January 22, 2014.)

10(f)	Purchase Agreement dated March 26, 2014 by and between the Company and Citidal Partners, LLC, with respect to the sale of the Company’s Lexel Imaging, Inc. subsidiary. (incorporated by reference to Exhibit 10(f) to the Company’s Current Report on Form 8-K dated April 1, 2014.)

Video Display Corporation and Subsidiaries

August 31, 2014

(unaudited)

10(j)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

October 15, 2014	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 15, 2014	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer