Form 10-K
period 2015-02-28
VIDEO DISPLAY CORP
filed 2015-05-29
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-13394

VIDEO DISPLAY CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1217564
(State of Incorporation)	(IRS Employer Identification No.)

1868 Tucker Industrial Road, Tucker Georgia	30084
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (770) 938-2080

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	OTCMKTS

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒

As of August 31, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the NASDAQ National Market System was $4,212,058.

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2015 was 5,949,623.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

VIDEO DISPLAY CORPORATION

PART I

Item 1. Business.

General

Video Display Corporation and subsidiaries (the “Company”, “us” or “we”) is a provider and manufacturer of video products, components, and systems for visual display and presentation of electronic information media in a variety of requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems, for government, military, aerospace, medical, industrial, and commercial organizations. The Company markets its products worldwide primarily from facilities located in the United States. Please read the comments under the caption “Forward looking statements and risk factors” in Item 1A Risk Factors of this Annual Report on Form 10-K.

Description of Principal Business

The Company generates revenues from the manufacturing and distribution of displays and display components. The Company operates primarily in four divisions: Display CRTs, simulation and training products, broadcast and control center products, and cyber secure products.

Consolidated Net Sales by division for fiscal 2015 are comprised of the following:

Simulation and Training Products (63%)

Data Display CRTs (21%)

Broadcast and Control Center Products (4%)

Cyber Secure Products (12%)

A more detailed discussion of sales by category of product is included under the section entitled “Principal Products by Division.”

The Company’s manufacturing and distribution facilities are located in Kentucky, Georgia and Florida.

The Company continues to explore opportunities to expand its product offerings in the display industry. The Company anticipates that this expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company’s position in the display industry. Management continually evaluates product trends externally in the industry and internally in the divisions in which the Company operates. During the last two years, the Company expended research and development funds (approximately $0.1 million in fiscal 2015 and $0.3 million in fiscal 2014) in high-resolution projection displays and active matrix liquid crystal display (“AMLCD”) technologies, for commercial and military applications.

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

This portion of the Company’s operations, which contributed approximately 63% of fiscal 2015 consolidated net sales, involves the design, engineering, and manufacture of digital projector display units. The Company customizes these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.

This portion of the Company’s operations targets niche markets where competition from major multinational electronics companies tends to be lower. The prime customers for these products include defense, security, training, and simulation areas of the United States of America (U.S.) and foreign militaries as well as the major defense contractors such as the Boeing Company, L-3 Communications Corporation, Lockheed Martin Corporation, and others. Flight simulator displays are produced to provide a full range of flight training simulations for military and commercial applications.

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

The Company also distributes new CRTs and other electronic tubes purchased from original equipment manufacturers (OEMs). The Company sells CRTs into the replacement market which sometimes takes five to seven years to develop; these purchased inventories sometimes do not sell as quickly as other inventories. Bulk CRT purchases have declined over the past few years as the Company is managing current inventory levels against the anticipated reduction in future CRT demand due to the growth of flat panel technology.

The Company maintains an internal sales organization to sell directly to OEMs and their service organizations.

In addition to factors affecting the overall market for such products, the Company’s sales volume in the CRT replacement markets is dependent upon the Company’s ability to provide prompt response to customers’ orders, while maintaining quality control and competitive pricing. The Data Display division represented approximately 21% of fiscal 2015 consolidated net sales.

Broadcast and Control Center Products

The Company began a start-up operation in July 2011, AYON Visual Solutions, as the North American distributor of a German company, eyevis GmbH. The division sells high-end visual display products for use in video walls and command and control centers.

The division has been built thus far by partnering with consultants and system integrators. These partners have first-hand knowledge of the needs of the market and have been educated about the division’s products. Management believes the division will continue to grow by expanding their network of partners and product offerings as eyevis GmbH introduces new products. This division represented approximately 4% of fiscal 2015 consolidated net sales.

Cyber Secure Products

The Company acquired the AYON CyberSecurity (“ACS”) division in March 2012. ACS was formerly known as Hetra Products and most recently as StingRay56 before becoming part of Video Display Corporation. ACS specializes in advanced TEMPEST technology, also known as Emanation Security EMSEC, products and custom engineering solutions to include extreme environmental performance and survivability technologies (MIL-STD-810 and DO-160) in support of military forces, intelligence agencies, prime contractors and niche commercial sectors worldwide. ACS has a long history of specializing in TEMPEST technology. In addition to its TEMPEST products and services, the business also provides various contract services to government agencies and prime contractors. Services performed include design and testing solutions for defense and niche commercial uses worldwide. ACS has offices in the U.S. and Canada, a Reseller Relationship/Partner in Europe and Technology partners around the globe. This division represented approximately 12% of fiscal 2015 consolidated net sales.

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

Working Capital Practices

In fiscal 2014, with the sale of the Company’s Aydin Displays, Inc and Z-Axis, Inc. subsidiaries, the Company repaid all remaining bank debt, which included a line of credit and two term loans. Currently, the only remaining debt of the Company is $0.2 million it owes on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company is currently operating using cash from operations and investing activities. The Company has a $13.1 million working capital balance at February 28, 2015, including $2.6 million in liquid assets.

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

Concentration of Customers

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, industrial and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 41% and 28% of consolidated net sales for fiscal 2015 and 2014, respectively. Sales to foreign customers were approximately 15% and 10% of consolidated net sales for fiscal 2015 and 2014, respectively. The Company had one customer that comprised 27.2% (Lockheed Martin) of the Company’s consolidated net sales in fiscal 2015. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $0.6 million at February 28, 2015 and $3.3 million at February 28, 2014. It is anticipated that more than 85% of the February 28, 2015 backlog will ship during fiscal 2016.

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

Research and Development

The objectives of the Company’s research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing display systems and electron optic technology. The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative costs. Research and development costs were approximately $0.1 million and $0.3 million in fiscal 2015 and fiscal 2014 respectively.

Employees

As of February 28, 2015, the Company employed 119 persons on a full-time basis. Of these, 23 were employed in executive, administrative, and clerical positions, 7 were employed in sales and distribution, and 89 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory.

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

The Company is a wholesale distributor of original equipment CRTs purchased from other manufacturers and from Lexel Imaging, Inc. The Company believes it is the only company that offers complete service in replacement markets with its manufacturing and recycling capabilities. The Company’s ability to compete effectively in this market is dependent upon its continued ability to respond promptly to customer orders and to offer competitive pricing.

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

We currently derive a portion of our net sales (41% in fiscal 2015) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less than twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.

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

Our inability to secure financing could negatively affect the future of our business.

•	Our inability to secure financing with our current bank or others, if necessary, could expose us to the risk of losing business; and

•	Our inability to secure financing with a commercial bank could expose us to the risk of increased interest rates.

No open lines of credit could adversely affect the future operation of our business.

No open lines of credit could have important consequences, including:

•	generating insufficient cash flows from operating activities to meet our payment obligations;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow for operating activities and as a result reducing our ability to use our cash flow to fund capital expenditures, capitalize on future business opportunities and expand our business and execute our strategy;

•	causing us to make non-strategic divestitures;

•	limiting our ability to adjust to changing market conditions and to react to competitive pressure and placing us at a competitive disadvantage compared to our competitors who may have access to a line of credit.

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

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid price if you need to sell your shares.

Our stock is now quoted on the OTC Markets and the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices if at all.

Changes to estimates, or operating results that are lower than our current estimates, may cause us to incur impairment charges.

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

A significant portion of our consolidated net sales (15% in fiscal 2015) is made to foreign customers. We also receive a significant amount of our raw materials from foreign vendors. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases its corporate headquarters at 1868 Tucker Industrial Road in Tucker, Georgia (within the Atlanta metropolitan area). Its headquarters occupy approximately 10,000 square feet of the total 59,000 square feet at this location. The remainder is utilized as warehouse and assembly facilities. This location, and two others, are leased from a related party at current market rates. See Part III, Item 13 Certain Relationships and Related Transactions in this Annual Report on Form 10-K. Management believes the facilities to be adequate for its needs.

The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires
Tucker, Georgia	59,000	March 31, 2022
Stone Mountain, Georgia	45,000	May 31, 2018
Palm Bay, Florida	21,388	Month to Month
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Cape Canaveral, Florida	30,000	Month to Month
Cocoa, Florida	34,500	February 19, 2025

(a)	The Birdsboro, Pennsylvania property secures mortgage loans from a bank with a principal balance of $0.2 million as of February 28, 2015. This mortgage loan bears an interest rate of approximately 3.75%. Monthly principal and interest payments of approximately $5,000 are payable through October 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Over the Counter Market (OTCMKTS) under the symbol VIDE. The Company had previously traded on National Association of Securities Dealers Automated Quotation System (“NASDAQ”) national market system under the symbol VIDE until April 30, 2015.

The following table shows the range of prices for the Company’s common stock as reported by NASDAQ for each quarterly period beginning on March 1, 2013. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 28, 2015		February 28, 2014
Quarter Ended	High	Low	High	Low
May	$3.87	$3.12	$4.04	$3.50
August	3.40	3.11	4.54	3.50
November	3.25	2.72	3.88	3.40
February	3.11	2.26	3.94	3.28

There were approximately 325 holders of record of the Company’s common stock as of May 15, 2015.

Payment of cash dividends in the future will be dependent upon the earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 28, 2015 regarding compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance.

Stock Option Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	73,000	$4.10	741,000

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2015, the Company repurchased 1,058,459 shares at an average price of $3.35 per share and during the fiscal year ended February 28, 2014, the Company repurchased 572,597 shares at an average price of $3.78 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 574,050 shares remain authorized to be repurchased by the Company at February 28, 2015.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a worldwide leader in the manufacturing and distribution of a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment—the manufacturing and distribution of displays and display components. The Company is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of FASB ASC Topic 280 “Segment Reporting”:

•	Simulation and Training Products– offers a wide range of projection display systems for use in training and simulation, military, medical, and industrial applications.

•	Data Display CRTs – offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Broadcast and Control Center Products – offers high-end visual display products for use in video walls and command and control centers.

•	Cyber Secure Products – provides advanced TEMPEST technology and Emanation Security products. This business also provides various contract services including the design and testing solutions for defense and niche commercial uses worldwide.

During fiscal 2015, management of the Company focused key resources on strategic efforts to support the efforts of operations to increase market share. The Company also seeks to look for acquisition opportunities that enhance the profitability and shareholder value of the Company. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management—The Company wrote-off a substantial portion of its CRT inventory in fiscal 2014 due to the rapid changes in display technology. The Company increased the inventory reserves $0.5 million in the fiscal year ending February 28, 2015 and disposed of $0.3 million of which $0.1 million was included in the reserves, in various raw material parts and demo equipment at its VDC Display division during the current fiscal year 2015 to bring in line with its estimates of the value of the inventory.

The Company’s remaining business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and although it believes the inventory will be sold in the future will continue to reserve for any additional obsolescence. Management believes its inventory reserves at February 28, 2015 to be adequate.

Operations

The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):

(See Item 1. Business – Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions.)

	2015		2014
	Amount	%	Amount	%
Net Sales

Simulation and Training	$8,106	63.2%	$6,882	47.8%
Data Display CRTs	2,671	20.9	2,146	14.9
Broadcast and Control Centers	473	3.7	3,362	23.3
Cyber Secure Products	1,568	12.2	2,021	14.0

Total Company	12,818	100.0	14,411	100.0

Costs and expenses
Cost of goods sold	$11,433	89.2%	$15,489	107.5%
Selling and delivery	1,115	8.7	1,686	11.7
General and administrative	3,788	29.6	3,061	21.2

	16,336	127.5	20,236	140.4
Loss from operations	(3,518)	(27.5)	(5,825)	(40.4)

Interest income/expense	15	0.1	(714)	(5.0)
Other income (expense), net	(1,254)	(9.7)	593	4.1

Loss before income taxes	(4,757)	(37.1)	(5,946)	(41.3)
Provision (benefit) from income taxes	1,280	(10.0)	(486)	3.4

Net (loss) from continuing operations	$(6,037)	(47.1)%	$(5,460)	(37.9)%

Income from discontinued operations, net of income tax expense	44	0.3	2,779	19.3

Net income (loss)	$(5,993)	(46.8)%	$(2,681)	(18.6)%

Fiscal 2015 Compared to Fiscal 2014

Net Sales

Consolidated net sales decreased $1.6 million or 11.1% to $12.8 million for fiscal 2015, compared to $14.4 million for fiscal 2014 due to a $2.9 million decrease at its AYON Visual Solutions subsidiary. AYON Visual Solutions was not able to secure any large contracts as it had done the previous year. As the Company heads into its new fiscal year, AYON is seeing a substantial increase in its bidding activity and is optimistic that a number of new contracts will be secured this year.

The Company has transitioned into a video display solutions company, but still services the existing CRT markets, which overall account for approximately 21% of the Company’s revenues. The Company’s largest remaining division is VDC Display Systems, which services the simulation and training markets. VDC Display Systems sales increased by 17.8% in fiscal 2015 compared to fiscal 2014, from $6.9 million in fiscal 2014 to $8.1 million in fiscal 2015 primarily due to more government sales in two existing programs VDC Display Systems supplies. The division is expected to improve this next fiscal year due to new business in the government related sector.

The Data Displays CRTs increased their net sales for fiscal 2015 compared to fiscal 2014 by 24.5% or $0.5 million. Sales to their largest customer increased by 5% and the remainder of the increase was primarily due to large infrequent purchases on CRTs which will no longer be available. Business is expected to be strong with their largest customer, but overall sales for this division are expected to decrease as more businesses switch to flat panel technology. AYON CyberSecurity, which services the emanation security market saw their sales decrease by $0.5 million or 22.5% from $2.0 million in fiscal 2014 to $1.6 million in fiscal 2015. The sales decrease was primarily due to timing of orders as the division had their largest backlog at $0.9 million at year end. The cyber security division is expected to increase its revenues in fiscal 2016 with further expansion in the government sector and additional penetration in the commercial market.

Gross Margins

Consolidated gross margins increased to 10.8% for fiscal 2015 from (7.5%) for fiscal 2014. Overall gross margin dollars increased by $2.6 million versus the prior fiscal year.

The Company’s gross margins returned to a more normal level after the negative gross margins from a year ago due to the additional $2.0 million dollar write-off of primarily CRT inventory. The inventory write-off was a non-reoccurring event for the CRT inventory. AYON Visual Solutions and AYON CyberSecurity both had lower gross margins, primarily to reductions in revenue at both divisions. The cyber division is working towards improved margins in new quotes and reducing labor costs through more efficient production methods. Management expects to see improvement in margins at all remaining divisions through better pricing and cost reductions.

Operating Expenses

Operating expenses as a percentage of sales increased from 32.9% for fiscal 2014 to 38.2% for fiscal 2015 primarily reflecting an increase in employee health care costs, legal fees and property taxes. In fiscal 2014, some of the administration costs were offset by corporate allocation charges to the subsidiaries before they were sold.

The Company is working to reduce costs in all areas of the business to bring its cost structure in line with the current size of the business after the sale of the three subsidiaries in fiscal 2014. The remaining business units are making changes to maximize profitability.

Interest Expense

Interest expense was $0.1 million for fiscal 2015 and $0.7 million for fiscal 2014. The Company also earned $0.4 million in interest income for fiscal 2015. Interest expense was averaging $115 thousand per month for the first six months of the fiscal year 2014. When the Company sold its Aydin Displays, Inc. subsidiary on August 30, 2013, all but $1.3 million of the debt with the Company’s bank was paid off, reducing interest expense to approximately $8 thousand per month. In January, the Company sold its Z-Axis Inc., subsidiary and all the remaining bank debt was paid. The only remaining interest (approximately $1.0 thousand per month) is the balance owed on a building the Company owns in Pennsylvania and the interest on the margin balance in the Company’s investment account, which is 2%.

Other Income (loss)

In fiscal 2015, the Company experienced a loss of $1.2 million due primarily to unrealized losses in the investment account of $2.0 million offset by dividend income of $0.3 million, a gain on the sale of a building of $0.4 million and rental income of $0.1 million. During fiscal 2014, the Company lost $0.1 million due to interest expense of $0.7 million offset by a gain on the sale of a building and rental income totaling $0.6 million.

Income Taxes

The Company had net loss before taxes of approximately $4.7 million and an income tax benefit of $1.7 million before the valuation allowance of $3.0 million for a net realizable tax expense of approximately $1.3 million for fiscal 2015, an effective rate of 27%, this compared to a tax benefit of $2.1 million before the valuation allowance of $1.6 million for a net realizable tax benefit of approximately $0.5 million on net losses before taxes of ($5.9) million or a 8% rate for fiscal 2014. The difference between the statutory rate and the effective rate is primarily due to the valuation allowances on the deferred tax assets.

Discontinued Operations

On August 30, 2013, the Company completed the sale of the assets and the transfer of specified liabilities of the Company’s wholly-owned subsidiary, Aydin Displays Inc. (“Aydin”). Aydin’s assets were sold to a newly formed acquisition affiliate of Sparton Corp. for a combination of cash totaling $15 million, plus an additional earn-out potential that could be in excess of $6 million dollars based upon the achievement of reaching certain projected levels of EBITDA generated by the “new” Aydin in the subsequent 12-month period to the August 30, 2013 closing. The sale provisions included a holdback of $1.2 million on the proceeds which was put into an escrow account until August 30, 2014. The Company recognized a gain on the sale of the Aydin assets of $2.9 million pre-tax during the year ended February 28, 2014. The Company did not earn an earn-out as Aydin did not reach the necessary target. Along with the sale, the Company signed a lease agreement with the buyer, whereby the Company rented a building owned by another subsidiary of the Company to the buyer with no rent for a five year period. The Company deferred $0.6 million of the gain, and will recognize it as rental income over the five-year period. Aydin had net sales of $8.3 million and pre-tax net income of $0.5 million for the six months ending August 30, 2013 before the sale.

On January 16, 2014, the Company sold their wholly-owned subsidiary, Z-Axis, Inc. The sale includes Z-Axis as well as its BEAR Power Supplies and Boundless Technologies business units. Z-Axis, Inc. was sold to one of the subsidiary’s original founders for approximately $9 million in cash and a $1 million dollar note. The Company recognized a gain on the sale of $5.4 million pre-tax during the year ended February 28, 2014. Z-Axis, Inc. had $7.8 million in net sales and pre-tax net profit of $0.6 million for the ten and a half months of fiscal 2014 before the sale.

On March 26, 2014 with an effective date of February 28, 2014, the Company completed the sale of the Company’s wholly-owned subsidiary, Lexel Imaging, Inc. to Citadal Partners, LLC for approximately $3.9 million, consisting of $1.0 million cash payable over 180 days and included in current assets as a note and a guarantee to purchase $2.9 million in inventory over a five-year period. The inventory was adjusted to its net realizable value as part of the sale. The Company recognized a loss on the sale of $4.4 million pre-tax during the year ended February 28, 2014. Lexel Imaging, Inc. had net sales of $ 7.6 million and a pre-tax net loss of $0.8 million for the twelve months ending February 28, 2014.

On November 17, 2014 Video Display reacquired Lexel Imaging, Inc when Citadal Partners, LLC defaulted on two notes payable to Video Display Corporation owed as financing on the original sale of the Lexel Imaging. Lexel Imaging is still presented as discontinued operations as Video Display Corporation is still considering offers for the sale of the entity.

Liquidity and Capital Resources

In fiscal 2014, with the sale of the Company’s Aydin Displays, Inc and Z-Axis, Inc. subsidiaries, the Company repaid all remaining bank debt, which included a line of credit and two term loans. Currently, the only remaining debt of the Company is $0.2 million it owes on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company is currently operating using cash from operations and investing activities. The Company has a $13.1 million working capital balance at February 28, 2015, including $2.6 million in liquid assets.

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

Cash used by operations was $0.4 million in fiscal 2015 and cash provided by operations was $1.1 million in fiscal 2014. During fiscal 2015, adjustments to reconcile net loss to net cash for operating activities used $2.4 million and net working capital items increased by $2.0 million. Of this the Company had adjustments to reconcile the net loss to net cash that included $6.0 million operating loss, $0.4 gain on disposal of assets and $1.0 adjustment for deferred income taxes, realized/unrealized losses on investments of $2.0 million, $0.5 million in inventory reserves and $0.4 million in depreciation and amortization. The changes in the net cash for the working capital items included $2.3 million for inventory and $0.1 million for prepaid and other assets offset by a decrease in accounts payable of $0.5 million, a decrease in deferred revenue of $0.1 million and an increase in accounts receivable of $0.1 million. In fiscal 2014, the Company had adjustments to reconcile net loss to net cash that used $2.8 million in the operating activities of the Company including an operating loss of $2.7 million. Changes in working capital items provided $3.8 million. The change in prepaid expenses and other assets provided $3.6 million, the change in customer receivables provided $1.2 million, deferred revenue provided $0.6 million, and inventories provided $0.6 million, while the change in accounts payable used $1.5 million, and income taxes used $0.7 million.

Investing activities used $3.6 million of cash in fiscal 2015 and provided cash of $19.3 million in fiscal 2014. Investing activities in fiscal 2015 consisted of the net purchase of $3.7 million in trading investments, $0.3 million of cash advances to a discontinued subsidiary and capital expenditures of $0.1 million. This was offset by the proceeds of the sale of a building for $0.5 million. In fiscal 2014, the proceeds from the sale of three subsidiaries provided $23.7 million and the sale of buildings provided $0.5 million. The proceeds of these sales were offset by the purchase of $4.8 million in trading investments and $0.1 million in capital expenditures. The Company does not anticipate significant investments in capital assets for fiscal 2015 beyond normal maintenance requirements.

Financing activities provided cash of $0.5 million in fiscal 2015. Proceeds from marginal float on the investment account were $4.1 million, which was offset by the purchase of $3.5 million of treasury stock and the payment of $0.1 million in debt. Financing activities used cash of $17.2 million during fiscal 2014 primarily to repay debt and for the purchase of $2.2 million of treasury stock in fiscal 2014.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2014, the Company repurchased 572,597 shares at an average price of $3.78 per share and during the fiscal year ended February 28, 2015, the Company repurchased 1,058,459 shares at an average price of $3.35 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 574,050 shares remain authorized to be repurchased by the Company at February 28, 2015.

Transactions with Related Parties, Contractual Obligations, and Commitments

The Company leases two buildings from the Company’s CEO in Tucker, Georgia and one building owned by Ordway Properties LLC in Cocoa, Florida. The buildings in Tucker, Georgia serve as the warehouse operations for the CRT division and the corporate headquarters. The building in Cocoa, Florida will be the new operational site for both VDC Display Systems (currently in Cape Canaveral) and AYON CyberSecurity (currently in Palm Bay). See Note 9.

Contractual Obligations

Future contractual maturities of long-term debt, future contractual obligations due under operating leases, and other obligations at February 28, 2015 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$233	$51	$106	$76	$—
Interest obligations on long-term debt (a)	20	8	10	2	—
Operating lease obligations	3,895	680	1,019	822	1,374
Purchase obligations Warranty reserve obligations	596 23	596 23	— —	— —	— —

Total	$4,767	$1,358	$1,135	$900	$1,374

(a)	This line item was calculated by utilizing the effective rate on outstanding debt as of February 28, 2015.

Critical Accounting Estimates

Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, the allowance for bad debts, contract revenue recognition as well as profitability or loss recognition estimates, warranty reserves and the sufficiency of the valuation reserve relating to deferred tax assets. The Company uses the following methods and assumptions in determining its estimates:

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. The Company wrote-off a substantial portion of its CRT inventory in fiscal 2014 due to the rapid changes in display technology, a total of $4.5 million of which $2.7 million was reserved. The Company also wrote off a total of $0.8 million at its VDC Display Systems facility of which $0.5 million was reserved. The additional write off was due to excess lens inventory which the division had been trying to engineer into new products. New technological changes made that unlikely. In fiscal 2015, the Company disposed of an additional $0.3 million of inventory at the VDC Display Systems facility and increased the reserves by another $0.3 million in various raw materials and demo equipment as they reduced inventories they are holding for legacy repairs. The reserve for inventory obsolescence was approximately $0.5 million and $0.1 million at February 28, 2015 and February 28, 2014, respectively.

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

There have been significant changes in management’s estimates in fiscal 2015 and 2014 due to the rapidly changing business conditions in the display markets and the Company adjusted its reserves based on the remaining inventories and the remaining businesses it operates. The Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

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

Intangible and Other Long-Term Assets

If the Company determines it is more likely than not that the fair value of an intangible asset is less than the carrying value, then it applies the processes prescribed in FASB ASC Topic 350 “Intangible Assets” and FASB ASC Topic 360 “Property, Plant, and Equipment”. We make certain estimates and projections in connection with impairment analyses for intangible assets. If these estimates or projections change or prove incorrect, we may be required to record impairment charges. If these impairment charges were significant, our consolidated financial position or results of operations would be adversely affected. Management has assessed the Company’s intangible assets and has not recognized any impairment of assets for the twelve months ended February 28, 2015 and February 28, 2014.

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has established a valuation allowance of $4.3 million on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC Topic 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At February 28, 2015, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements. Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern”. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable.) This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial position or results of operations.

In May, 2014, the FASB issued ASU 2014-09 “Revenue with Contracts from Customers”. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) . The new guidance (i) removes inconsistencies, and weaknesses in revenue requirements, (ii) provides a more robust framework for addressing revenue issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period; however, a one year delay has been proposed. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risks include changes in technology and government spending. The rapid advances in video and projection technology present a challenge for the Company’s management and engineers to be able to meet the ever changing demands in the markets in which it operates. The Company did a significant amount of business with the government (41% of revenues) in fiscal 2015. Failure of the government to continue to fund programs in the Company’s markets could have a detrimental effect on the Company.

Item 8. Financial Statements and Supplementary Data.

Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Video Display Corporation

We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the “Company”) as of February 28, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Video Display Corporation and subsidiaries as of February 28, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended February 28, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC

Atlanta, Georgia

May 29, 2015

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 28,	February 28,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$62	$2,299
Restricted cash	—	1,200
Trading investments, at fair value	2,516	4,914
Accounts receivable, less allowance for bad debts of $52 and $40, respectively	1,504	1,876
Note receivable	32	1,000
Inventories, net	7,005	9,915
Deferred income taxes Income taxes refundable	— 720	242 1,120
Prepaid expenses and other current assets	61	182
Assets of discontinued operations	2,831	—

Total current assets	14,731	22,748

Property, plant and equipment:
Land	154	154
Buildings	2,593	2,589
Machinery and equipment	7,282	7,249

	10,029	9,992
Accumulated depreciation	(8,658)	(8,431)

Net property, plant and equipment	1,371	1,561

Note receivable	1,070	1,698
Intangible assets, net	559	684
Deferred income taxes	—	760
Other assets	29	29
Assets of discontinued operations	70	—

Total assets	$17,830	$27,480

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 28, 2015	February 28, 2014
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$719	$946
Accrued liabilities	603	925
Current maturities of long-term debt	50	48
Liabilities of discontinued operations	1,145	—

Total current liabilities	2,517	1,919
Long-term debt, less current maturities	183	233
Deferred rent	420	540
Unrecognized gain on sale of assets	—	554

Total liabilities	3,120	3,246

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,962 outstanding at February 28, 2015, and 9,732 issued and 7,020 outstanding at February 28, 2014	7,293	7,293
Additional paid-in capital	170	160
Retained earnings	23,399	29,392
Treasury stock, 3,770 shares at February 28, 2015 and 2,712 shares at February 28, 2014, at cost	(16,152)	(12,611)

Total shareholders’ equity	14,710	24,234

Total liabilities and shareholders’ equity	$17,830	$27,480

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	February 28, 2015	February 28, 2014
Net sales	$12,818	$14,411
Cost of goods sold	11,433	15,489

Gross profit (loss)	1,385	(1,078)

Operating expenses
Selling and delivery	1,115	1,686
General and administrative	3,789	3,061

	4,904	4,747

Operating loss	(3,519)	(5,825)

Other income (expense)
Interest income(expense)	15	(714)
Other, net	(1,253)	593

Total other income (expense)	(1,238)	(121)

Loss from continuing operations before income taxes	(4,757)	(5,946)
Income tax expense	1,280	(486)

Net loss from continuing operations	$(6,037)	$(5,460)
Income from discontinued operations, net of income tax expense	44	2,779

Net (loss)	$(5,993)	$(2,681)

Net income (loss) per share:
From continuing operations-basic	$(0.95)	$(0.72)

From continuing operations-diluted	(0.95)	(0.72)

From discontinued operations-basic	$0.01	$0.37

From discontinued operations-diluted	0.01	0.37

Average shares outstanding – basic	6,384	7,557

Average shares outstanding – diluted	6,393	7,582

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 28, 2013	7,566	7,293	116	32,073	(10,574)
Net loss	—	—	—	(2,681)	—
Stock grant	27	—	36	—	129
Repurchase of treasury stock	(573)				(2,166)
Share based compensation	—	—	8	—	—

Balance, February 28, 2014	7,020	7,293	160	29,392	(12,611)
Net loss	—	—	—	(5,993)	—
Repurchase of treasury stock	(1,058)				(3,541)
Share based compensation	—	—	10	—	—

Balance, February 28, 2015	5,962	$7,293	$170	$23,399	$(16,152)

*	Common Shares are shown net of Treasury Shares

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	February 28, 2015	February 28, 2014
Operating Activities
Net loss	$(5,993)	$(2,681)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(44)	(168)
Gain on sales of subsidiaries, net of tax	—	(2,611)
Depreciation and amortization	378	394
Provision for doubtful accounts	27	30
Provision for inventory reserve	519	658
Non-cash charge for share based compensation	10	8
Deferred income taxes	1,003	1,876
Gain on disposal of assets	(364)	(400)
Realized/unrealized (gain) loss on investments	2,034	(8)
Other	(10)	166
Changes in working capital items:
Accounts receivable	(111)	1,194
Inventories	2,392	600
Note receivable	(95)	—
Prepaid expenses and other assets	103	3,648
Accounts payable and accrued liabilities	(548)	(1,516)
Deferred revenue	(120)	540
Cost, estimated earnings and billings, net on uncompleted contracts	—	67
Income taxes refundable/payable	377	(703)

Net cash provided by (used in) operating activities	(442)	1,094

Investing Activities
Capital expenditures	(63)	(79)
Proceeds from sale of property, plant & equipment	500	499
Cash advances to discontinued operations	(315)	—
Proceeds from sale of subsidiaries	—	23,690
Purchases of investments	(78,847)	(9,529)
Proceeds from sale of investments	75,089	4,648

Net cash provided by (used in) investing activities	(3,636)	19,229

Financing Activities
Proceeds from long-term debt, lines of credit	—	14,054
Repayments of long-term debt, lines of credit	(48)	(28,591)
Payments received from notes receivable	100	—
Purchase of treasury stock	(3,542)	(2,166)
Proceeds from marginal float	4,130	—
Proceeds from notes payable to officers and directors	—	250
Repayments of notes payable to officers and directors	—	(750)

Net cash provided by (used in) financing activities	640	(17,203)
Discontinued Operations
Operating activities	(204)	193
Investing activities	—	(62)
Financing activities	315	—

Net cash provided by discontinued operations	111	131
Net change in cash and cash equivalents	(3,327)	3,251
Cash and cash equivalents, beginning of year	3,499	381

Cash and cash equivalents, end of year	172	3,632
Cash and cash equivalents, discontinued operations	110	133

Cash and cash equivalents, continuing operations	$62	$3,499

The accompanying notes are an integral part of these consolidated statements.

See Note 11 for supplemental cash flow information.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Fiscal Year

All references herein to “2015” and “2014” mean the fiscal years ended February 28, 2015 and 2014, respectively. Unless otherwise noted, these policies and disclosures pertain to our continuing operations.

Nature of Business

Video Display Corporation and subsidiaries (the “Company”, “our” or “we”) is a provider and manufacturer of video products, components, and systems for data display and presentation of electronic information media in various requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems for government, military, aerospace, medical and commercial organizations.

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

Banking and Liquidity

In fiscal 2014, with the sale of the Company’s Aydin Displays, Inc and Z-Axis, Inc. subsidiaries, the Company repaid all remaining bank debt, which included a line of credit and two term loans. Currently, the only remaining debt of the Company is $0.2 million it owes on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to operating losses during the years ended February 28, 2015 and 2014 and the inability to generate cash flows from operations during the year ended February 28, 2015, management assessed the Company’s ability to continue as a going concern. The Company has a $13.1 million working capital balance at February 28, 2015, including $2.6 million in liquid assets and management believes that this is adequate to fund the current level of business for a reasonable period of time. In addition to its current position, the Company is examining possibilities to improve operations through reduced overhead costs by co-locating certain operations and through improved revenues with an enhanced sales strategy. There could be an impact on working capital requirements to fund this growth. As in the past, the intent is to finance such projects with current working capital and operating cash flows; however, more permanent sources of capital may be required in certain circumstances. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if needed.

Revenue Recognition

Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collect-ability can be reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.

In accordance with FASB ASC Topic 605-45 “Revenue Recognition: Principal Agent Considerations”, shipping, and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in selling and delivery in the consolidated statements of operations. Shipping costs of $0.2 million and $0.1 million were included in the fiscal years ended 2015 and 2014, respectively.

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

Research and Development

The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative expenses. Research and development costs were approximately $0.1 million in the fiscal year ended 2015 and $0.3 in the fiscal year ended 2014.

Cash and Cash Equivalents and Investments

All highly liquid investments with a maturity date of three months or less at the date of purchase are considered to be cash equivalents. Investment securities that are held by the Company, are bought and held principally for the purpose of selling them in the near term, are classified as “trading” and principally consist of equity securities and mutual funds. These trading investments are carried at fair value with realized gains or losses and changes in fair value included in operations. Unrealized gains and (losses) approximated ($2.8) million in fiscal 2015 and $0.1 million in fiscal 2014.

Fair Value Measurements and Financial Instruments

The FASB’s fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2015 and February 28, 2014 (in thousands):

	February 28, 2015	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options, and ETF (long)	6,308	6,308	—	—
Stocks, options, and ETF (short)	(10)	(10)	—	—
Mutual Funds	226	226	—	—

Total value of investments	$6,524	$6,524	—	—
Current Liabilities:
Margin balance	(4,008)	(4,008)	—	—

Total value of liabilities	(4,008)	(4,008)	—	—

Total	$2,516	$2,516	—	—

	February 28, 2014	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Other	123	123
Stocks, options, and ETF (long)	4,764	4,764	—	—
Stocks, options, and ETF (short)	(112)	(112)	—	—
Mutual Funds	139	139	—	—

Total value of investments	$4,913	$4,913	—	—

Total	$4,914	$4,914	—	—

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

The following is a roll-forward of the Allowance for Doubtful Accounts (in thousands):

		Additions:
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2015	$40	$27	$15	$52
February 28, 2014	21	30	11	40

Warranty Reserves

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

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management considers the projected demand for its products in this estimate of net realizable value. Management is able to forecast the usage of its products from buying trends of its customers and the open sales orders from customers. Thus, the Company is able to adjust inventory-stocking levels according to the projected demand. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the Original Equipment Manufacturers (OEMs), new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes that due to rapid changes in display technology much of the CRT inventory has become obsolete and $1.8 million of the CRT inventory was written-off in fiscal year 2014. The Company increased the inventory reserves $0.5 million in the fiscal year ending February 28, 2015 and disposed of an additional $0.3 million of which $0.1 million was included in the reserves in various raw material parts and demo equipment at its VDC Display division during the current fiscal year 2015 to bring in line with its estimates of the value of the inventory. There have been no other significant changes in management’s estimates in fiscal 2015 and 2014; however, the Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. Depreciation expense totaled approximately $253 thousand and $268 thousand for the fiscal years ended 2015 and 2014, respectively. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred.

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

Intangibles

Amortizable intangible assets consist primarily of customer lists related to acquisitions. Intangible assets are amortized using the straight-line method over their estimated period of benefit. The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. No impairment of intangible assets has been identified during either of the periods presented.

Stock-Based Compensation Plans

The Company accounts for employee share-based compensation under the fair value method and uses an option pricing model for estimating the fair value of stock options at the date of grant as required by FASB ASC Topic 718-10-30, “Compensation – Stock Compensation: Initial Measurement”. For the fiscal years ended February 28, 2015 and 2014, the Company recognized immaterial amounts of share-based compensation in general and administrative expense; the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of February 28, 2015, total unrecognized compensation costs related to stock options and shares of restricted stock granted was $10.0 thousand. The amount of unrecognized share based compensation cost is expected to be recognized ratably over a period of approximately one year.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014 the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2014, the Company repurchased 572,597 shares at an average price of $3.78 per share and during the fiscal year ended February 28, 2015, the Company repurchased 1,058,459 shares at an average price of $3.35 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 574,050 shares remain authorized to be repurchased by the Company at February 28, 2015.

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

Deferred income taxes as of February 28, 2015 and 2014 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards, less any valuation allowance.

The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of February 28, 2015 and 2014 the Company did not have any material unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued as of February 28, 2015 and 2014.

The Company’s tax years ended February 28, 2014, 2013, and 2012 remain open to examination by the Internal Revenue Service (“IRS”).

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

The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for 2015 and 2014, (in thousands, except for per share data):

	Net Income (loss)	Average Shares Outstanding	Net Income(loss) Per Share
2015
Basic-continuing operations	$(6,037)	6,384	$(0.95)
Basic-discontinued operations	44	6,384	0.01
Effect of dilution:
Options	—	9	0.00

Diluted earnings per share	$(5,993)	6,393	$(0.94)

2014
Basic-continuing operations	$(5,460)	7,557	$(0.72)
Basic-discontinued operations	2,779	7,557	0.37
Effect of dilution:
Options	—	25	0.00

Diluted earnings per share	$(2,681)	7,582	$(0.35)

Stock options, debentures, and other liabilities convertible into 73,000 and 38,000 shares, respectively, of the Company’s common stock were anti-dilutive and, therefore, were excluded from the fiscal 2015 and 2014 diluted earnings (loss) per share calculation.

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

Sales to foreign customers were 15% of consolidated net sales for fiscal 2015 and 10% for fiscal 2014.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements. Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern”. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable.) This update is effective for the annual period after December 15, 2016, and for annual periods and interim periods thereafter. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial position or results of operations.

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

The guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period; however, a one-year delay has been proposed. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial position or results of operations.

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

Note 2. Intangible Assets

Intangible assets consist primarily of the unamortized value of purchased patents/designs, customer lists, non-compete agreements and miscellaneous other intangible assets. Intangible assets are amortized over the period of their expected lives, generally ranging from five to 15 years. Amortization expense related to intangible assets was $125 thousand for fiscal 2015 and $126 thousand for fiscal 2014. As of February 28, 2015 and February 28, 2014, the cost and accumulated amortization of intangible assets was as follows (in thousands):

	February 28, 2015		February 28, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents/designs	$233	$233	$233	$225
Customer lists	2,863	2,304	2,863	2,187
Non-compete agreements	1,000	1,000	1,000	1,000
Other intangibles	6	6	6	6

	$4,102	$3,543	$4,102	$3,418

Expected amortization expense for the next five years and thereafter is as follows (in thousands):

Year	Amortization Expense
2016	$117
2017	$117
2018	$117
2019	$117
2020	$91

Note 3. Inventories

Inventories consisted of the following (in thousands):

	February 28,	February 28,
	2015	2014
Raw materials	$5,309	$7,906
Work-in-process	438	242
Finished goods	1,751	1,878

	7,498	10,026
Reserves for obsolescence	(493)	(111)

	$7,005	$9,915

During fiscal 2015, the Company disposed of inventories of $0.3 million of which none was previously reserved for through inclusion in the inventory reserve. During fiscal 2014, the Company disposed of inventories of $5.3 million of which $3.2 million was previously reserved for through inclusion in the inventory reserve.

The following is a roll forward of the Inventory Reserves (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2015	$111	$519	$137	$493
February 28, 2014	2,679	658	3,226	111

Note 4. Lines of Credit and Long-Term Debt

In fiscal 2014, with the sale of the Company’s Aydin Displays, Inc and Z-Axis, Inc. subsidiaries, the Company repaid all remaining bank debt, which included a line of credit and two term loans, totaling approximately $14.0 million. Currently, the only remaining debt of the Company is $0.2 million it owes on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company had outstanding margin account borrowing of $4.0 million as of February 28, 2015. The Company had no margin account borrowing as of February 28, 2014. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments as of February 28, 2015 were $6.5 million leaving net investments of $2.5 million after the margin account borrowings of $4.0 million. The margin interest rate is 2%.

Long-term debt consisted of the following (in thousands):

	February 28, 2015	February 28, 2014
Mortgage payable to bank; interest rate at Community Bank base rate plus 0.5% (3.75% as of February 28, 2015); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	233	281

	233	281
Less current maturities	(50)	(48)

	$183	$233

Future maturities of lines of long-term debt are as follows (in thousands):

Year	Amount
2016	$50
2017	53
2018	54
2019	56
2020	20

$233

Note 5. Accrued Expenses and Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2015 and 2014. The Company provides no other guarantees.

	2015	2014
Balance at beginning of year	$45	$43
Provision for current year sales	57	116
Warranty costs incurred	(79)	(114)

Balance at end of year	$23	$45

Accrued liabilities consisted of the following (in thousands):

	February 28, 2015	February 28, 2014
Accrued compensation and benefits	$203	$313
Accrued customer deposits	107	—
Accrued warranty	23	45
Accrued professional fees	149	136
Accrued other	121	431

	$603	$925

Note 6. Stock Options

Upon recommendation of the Board of Directors of the Company, on August 25, 2006, the shareholders of the Company approved the Video Display Corporation 2006 Stock Incentive Plan (“Plan”), whereby options to purchase up to 500,000 shares of the Company’s common stock may be granted and up to 100,000 restricted common stock shares may be awarded. Options may not be granted at a price less than the fair market value, determined on the day the options are granted. Options granted to a participant who is the owner of ten percent or more of the common stock of the Company may not be granted at a price less than 110% of the fair market value, determined on the day the options are granted. The exercise price of each option granted is fixed and may not be re-priced. The life of each option granted is determined by the plan administrator, but may not exceed the lesser of seven years from the date the participant has the vested right to exercise the option, or nine years from the date of the grant. The life of an option granted to a participant who is the owner of ten percent or more of the common stock of the Company may not exceed five years from the date of grant. All full-time or part-time employees, and Directors of the Company, are eligible for participation in the Plan. In addition, any consultant or advisor who renders bona fide services to the Company, other than in connection with the offer or sale of securities in a capital-raising transaction, is eligible for participation in the Plan. The plan administrator is appointed by the Board of Directors of the Company, and must include two or more outside, independent Directors of the Company. The Plan may be terminated by action of the Board of Directors, but in any event will terminate on the tenth anniversary of its effective date.

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

Information regarding the stock option plans is as follows:

	Number of Shares (in thousands)	Average Exercise Price Per Share
Outstanding at February 28, 2013	62	$4.50
Granted	19	3.83
Forfeited or expired	(9)	4.19

Outstanding at February 28, 2014	72	$4.37
Granted	19	2.82
Forfeited or expired	(18)	3.83

Outstanding at February 28, 2015	73	$4.10
Options exercisable
February 28, 2014	53	$4.56
February 28, 2015	53	4.55

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2015 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2015 (in thousands)	Weighted Average Exercise Price
$2.44 - 2.44	9	3.0	$2.44	0	$2.44
3.20 - 3.27	17	5.9	3.18	7	3.20
3.59 - 3.65	18	3.0	3.62	18	3.62
4.00 - 4.20	18	5.6	4.11	8	4.00
7.65 - 7.71	11	1.8	7.68	11	7.68

	73	4.1	$4.10	44	$4.66

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

Note 7. Taxes on Income

Provision (benefit) for income taxes in the consolidated statements of income consisted of the following components (in thousands):

	Fiscal Year Ended
	February 28, 2015	February 28, 2014
Current:
Federal	$391	$(2,337)
State	(114)	(25)

	277	(2,362)

Deferred:
Federal	883	1,632
State	120	244

	1,003	1,876

Total	$1,280	$(486)

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to income before income taxes as follows (in thousands):

	Fiscal Year Ended
	February 28, 2015	February 28, 2014
Statutory U.S. federal income tax rate	$(1,327)	$(2,022)
State income taxes, net of federal benefit	(114)	(69)
Research and experimentation credits	(15)	(50)
Valuation allowance	2,739	1,556
Non-deductible expenses	19	12
Other	(22)	87

Taxes at effective income tax rate	$1,280	$(486)

The income tax expense effective tax rate for fiscal 2015 was 27% compared to 8% for fiscal 2014. The higher effective rate in 2015 compared to the effective rate in 2014 was primarily due to the valuation allowance the Company recognized on deferred tax benefits not expected to be realized, research and experimentation credits, the unrealized loss on investments and various other permanent items.

The deferred tax assets were reduced by a valuation allowance because in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that a valuation allowance is needed due to recent taxable net operating losses, the sale of profitable divisions and the limited taxable income in the carry back periods.

The sources of the temporary differences and carry forwards, and their effect on the net deferred tax asset consisted of the following (in thousands):

	Fiscal Year Ended
	February 28,	February 28,
	2015	2014
Current deferred tax assets (liabilities):
Uniform capitalization costs	$123	$159
Inventory reserves	183	41
Accrued liabilities	119	59
Allowance for doubtful accounts	19	15
Other	(10)	(32)
Valuation Allowance	(434)	—

Net current deferred tax assets	—	242
Non-current deferred tax assets:
Amortization of intangibles	185	241
Deferred rent	155	200
Unrealized loss on investments	1,035	—
State net operating loss carry-forward	381	351
Federal net operating loss carry-forward	1,908	1,369
Foreign tax credit carry-forward	99	99
Basis difference of property, plant and equipment	97	56
Valuation allowance	(3,860)	(1,556)

Net non-current deferred tax assets	—	760

Net deferred tax assets	$—	$1,002

Current asset Non-current asset	$ — —	$242 760

	$—	$1,002

The Company has available federal and state net operating loss carryforwards of $1.9 million and $0.3 million, respectively. The net operating loss carryforwards expire in fiscal 2035, if not used.

Note 8. Benefit Plan

The Company maintains defined contribution plans that are available to all employees. The Company did not make a contribution in the fiscal year ended February 28, 2015 or February 28, 2014 to the Company’s 401(k) plan.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases, expiring at various dates through 2025. These leases provide that the Company pay taxes, insurance, and other expenses on the leased property and equipment. Rent expense for all leases was approximately $0.8 million and $0.8 million in fiscal 2015 and 2014, respectively.

Future minimum rental payments due under these leases are as follows (in thousands):

Fiscal Year	Amount
2016	$680
2017	510
2018	509
2019	424
2020	398
Thereafter	1,374

$3,895

Related Party Leases

Included above are leases for manufacturing and warehouse facilities leased from the Company’s chief executive officer and Ordway Properties, LLC under operating leases expiring at various dates through 2025. Rent expense under these leases totaled approximately $314 thousand in fiscal 2015 and 2014.

Future minimum rental payments due under these leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2016	$504
2017	504
2018	504
2019	418
2020	394
Thereafter	1,374

$3,698

Legal Proceedings

The Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. Management is of the opinion, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s business, consolidated financial condition, results of operation or cash flows.

Note 10. Concentrations of Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, accounts receivable and investments. At times, such cash in banks are in excess of the FDIC insurance limit.

The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 41% and 28% of consolidated net sales in fiscal 2015 and 2014, respectively. Sales to foreign customers were 15% and 10% of consolidated net sales in fiscal 2015 and 2014, respectively. The Company had one customer who comprised more than 10% of the Company’s sales in FY 2015, Lockheed Martin (27.2%). The account is in good standing with the Company.

The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 11. Supplemental Cash Flow Information

	Fiscal Year Ended (in thousands)
	February 28,	February 28,
	2015	2014
Cash paid for:
Interest	$78	$814

Income taxes, net of refunds	$(100)	$(227)

Non-cash activity:
Lexel Imaging Reacquisition -
Accounts receivable	$473	$—

Lexel Imaging Reacquisition—
Note receivable	$900	$—

Receipt of note receivable in conjunction with the sale of Z-Axis, Inc	$95	$1,000

Receipt of note receivable in conjunction with the sale of Lexel Imaging, Inc	$—	$1,000

Stock grant related to the acquisition of
StingRay56	$—	$166

Note 12. Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 28, 2015 and 2014, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share due to rounding. Excludes discontinued operations:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$3,695	$2,592	$3,557	$2,974
Gross profit	977	14	674	(280)
Net income (loss)	139	149	(2,836)	(3,445)
Basic net income (loss) per share	$0.02	$0.02	$(0.45)	$(0.54)
Diluted net income (loss) per share	$0.02	$0.02	$(0.45)	$(0.54)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$4,201	$2,585	$3,721	$3,904
Gross profit	178	224	226	(1,706)
Net income (loss)	(451)	(804)	(651)	(3,554)
Basic net income (loss) per share	$(0.06)	$(0.11)	$(0.09)	$(0.47)
Diluted net income (loss) per share	$(0.06)	$(0.11)	$(0.09)	$(0.47)

Note 13. Gain on Sale of Property, Plant and Equipment

On August 28, 2014, the Company sold its property at 8-18 Riverside Drive in White Mills, PA for $500 thousand. The Company received $497 thousand after closing costs and recognized a gain on sale of $364 thousand.

On May 2, 2013, the Company sold its property at 1416 Alpine Boulevard in Bossier City, LA for $532 thousand. The Company received cash of $495 thousand after commissions and closing costs. The Company recognized a gain on sale of $397 thousand.

Note 14. – Discontinued Operations

On August 30, 2013, the Company completed the sale of the assets and the transfer of specified liabilities of the Company’s wholly-owned subsidiary, Aydin Displays Inc. (“Aydin”). Aydin’s assets were sold to a newly formed acquisition affiliate of Sparton Corp. for a combination of cash totaling $15 million, plus an additional earn-out potential that could be in excess of $6 million dollars based upon the achievement of reaching certain projected levels of EBITDA generated by the “new” Aydin in the subsequent 12-month period to the August 30, 2013 closing. The sale provisions included a holdback of $1.2 million on the proceeds which was put into an escrow account until August 30, 2014. The Company recognized a gain on the sale of the Aydin assets of $2.9 million pre-tax during the year ended February 28, 2014. The Company did not earn an earn-out as Aydin did not reach the necessary target. Along with the sale, the Company signed a lease agreement with the buyer, whereby the Company rented a building owned by another subsidiary of the Company to the buyer with no rent for a five year period. The Company deferred $0.6 million of the gain, and will recognize it as rental income over the five-year period. Aydin had net sales of $8.3 million and pre-tax net income of $0.5 million for the six months ending August 30, 2013 before the sale.

On January 16, 2014, the Company sold their wholly-owned subsidiary, Z-Axis, Inc. The sale includes Z-Axis as well as its BEAR Power Supplies and Boundless Technologies business units. Z-Axis, Inc. was sold to one of the subsidiary’s original founders for approximately $9 million in cash and a $1 million dollar note, payable in 59 monthly installments of approximately $25,000 beginning January 2016. The Company recognized a gain on the sale of $5.4 million pre-tax during the year ended February 28, 2014. Z-Axis, Inc. had $7.8 million in net sales and pre-tax net profit of $0.6 million for the ten and a half months of fiscal 2014 before the sale.

On March 26, 2014 with an effective date of February 28, 2014, the Company completed the sale of the Company’s wholly-owned subsidiary, Lexel Imaging, Inc. to Citadal Partners, LLC for approximately $3.9 million, consisting of $1.0 million cash payable over 180 days and included in current assets as a note and a guarantee to purchase $2.9 million in inventory over a five year period. The inventory was adjusted to its net realizable value as part of the sale. The Company recognized a loss on the sale of $4.4 million pre-tax during the year ended February 28, 2014. Lexel Imaging, Inc. had net sales of $ 7.6 million and a pre-tax net loss of $0.8 million for the twelve months ending February 28, 2014.

On November 17, 2014 Video Display reacquired Lexel Imaging, Inc when Citadal Partners, LLC defaulted on two notes payable to Video Display Corporation owed as financing on the original sale of the Lexel Imaging. Lexel Imaging is still presented as discontinued operations as Video Display Corporation is still considering offers for the sale of the entity.

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

The summarized financial information for discontinued operations for the year-ended February 28, 2015, and 2014, is as follows:

	Fiscal 2015	Fiscal 2014
Net sales	1,543	23,637
Cost of goods sold	1,388	18,319

Gross profit	155	5,318

Operating expenses
Selling and delivery	—	1,609
General and administrative	163	3,638

Total operating expenses	163	5,247

Operating profit (loss) from discontinued operations	(8)	71
Other income	75	190
Interest expense	—	(6)

Other, net	75	184
Gain on sale of assets	—	3,956

	75	4,140

Income from discontinued operations before income taxes	67	4,211
Income tax expense	23	1,432

Income from discontinued operations	44	2,779

Note 15. Subsequent Events

Video Display Corporation was unable to maintain its listing on the NASDAQ National Market due to the total market capitalization of its publicly traded (non-insider) common shares outstanding being less than the $5.0 million required for continued listing. Due to the delisting notification by NASDAQ of Company’s failure to maintain that value level, the Company voluntarily determined not to make the payment of the required NASDAQ $40,000 annual fee for the 2015 calendar year. Trading on the NASDAQ National Market was suspended prior to the opening on April 30, 2015. The Company began trading on the over the counter marketplace on April 30, 2015. Video Display Corporation anticipates that it will continue to remain a publicly traded company and file required reports with the Securities and Exchange Commission.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 28, 2015). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2015, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 28, 2015 our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2015 fiscal year end (the “2015 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2015 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.

Item 11. Executive Compensation.

The information contained in the 2015 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2015 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in the 2015 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services.

The information contained in the 2015 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm

Condensed Consolidated Balance Sheets as of February 28, 2015 and February 28, 2014.

Condensed Consolidated Statements of Operations—Fiscal Years Ended February 28, 2015 and February 28, 2014.

Condensed Consolidated Statements of Shareholders’ Equity – Fiscal Years Ended February 28, 2015 and February 28, 2014.

Condensed Consolidated Statements of Cash Flows—Fiscal Years Ended February 28, 2015 and February 28, 2014.

Notes to Condensed Consolidated Financial Statements

(b)	Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(c)	Lease dated April 1, 2015 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia.

10(d)	Purchase Agreement dated August 30, 2013 by and between the Company and Sparton, Inc. with respect to the sale of the Company’s Aydin Displays, Inc. subsidiary. (incorporated by reference to Exhibit 10(d) to the Company’s Current Report on Form 8-K dated September 5, 2013.)

10(e)	Purchase Agreement dated January 16, 2014 by and between the Company and Z-Axis, Inc. with respect to the sale of the Company’s Z-Axis, Inc. subsidiary. (incorporated by reference to Exhibit 10(e) to the Company’s Current Report on Form 8-K dated January 22, 2014.)

10(f)	Purchase Agreement dated March 26, 2014 by and between the Company and Citidal Partners, LLC, with respect to the sale of the Company’s Lexel Imaging, Inc. subsidiary. (incorporated by reference to Exhibit 10(f) to the Company’s Current Report on Form 8-K dated April 1, 2014.)

10(g)	Lease dated February 19, 2015 by and between Registrant (Lessee) and Ordway Properties LLC (Lessor) with respect to premises located at 5155 King Street, Cocoa, FL.

10(j)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

21	Subsidiary Companies

23.1	Consent of Carr, Riggs & Ingram, LLC

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2015	VIDEO DISPLAY CORPORATION

	By:	/s/ Ronald D. Ordway
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

Signature - Name	Capacity	Date

/s/ Ronald D. Ordway	Chief Executive Officer,	May 29, 2015
Ronald D. Ordway	Treasurer and Director
(Principal Executive Officer)

/s/ Gregory L. Osborn	Chief Financial Officer and Director	May 29, 2015
Gregory L. Osborn	(Principal Financial Officer)

/s/ David S. Cooper	Director	May 29, 2015
David S. Cooper

/s/ Gary Lee	Director	May 29, 2015
Gary Lee

/s/ Roger W. Lusby, III	Director	May 29, 2015
Roger W. Lusby, III