Form 10-Q
period 2015-05-31
VIDEO DISPLAY CORP
filed 2015-07-15
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2015.

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

As of May 31, 2015, the registrant had 5,893,623 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	May 31, 2015	February 28, 2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$642	$62
Trading investments, at fair value	2,071	2,516
Accounts receivable, less allowance for doubtful accounts of $18 and $52	1,245	1,504
Note receivable	80	32
Inventories, net	6,356	7,005
Income taxes refundable	111	720
Prepaid expenses and other	72	61
Assets of discontinued operations	3,371	2,831

Total current assets	13,948	14,731

Property, plant, and equipment
Land	154	154
Buildings	2,614	2,593
Machinery and equipment	7,273	7,282

	10,041	10,029
Accumulated depreciation and amortization	(8,715)	(8,658)

Net property, plant, and equipment	1,326	1,371

Note receivable	1,047	1,070
Intangible assets, net	530	559
Other assets	29	29
Assets of discontinued operations	62	70

Total assets	$16,942	$17,830

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(in thousands)

	May 31, 2015	February 28, 2015
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$333	$719
Accrued liabilities	637	603
Current maturities of long-term debt	51	50
Note payable to officer	80	—
Billings in excess of cost	184	—
Liabilities of discontinued operations	2,065	1,145

Total current liabilities	3,350	2,517

Long-term debt, less current maturities	170	183
Deferred rent	390	420

Total liabilities	3,910	3,120

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,894 outstanding at May 31, 2015 and 9,732 issued and 5,962 outstanding at February 28, 2015	7,293	7,293
Additional paid-in capital	173	170
Retained earnings	21,830	23,399
Treasury stock, shares at cost; 3,839 at May 31, 2015 and 3,770 at February 28, 2015	(16,264)	(16,152)

Total shareholders’ equity	13,032	14,710

Total liabilities and shareholders’ equity	$16,942	$17,830

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Income Statements

(in thousands, except per share data)

	Three Months Ended May 31,
	2015	2014
Net sales	$2,360	$3,695

Cost of goods sold	2,296	2,718

Gross profit	64	977

Operating expenses
Selling and delivery	239	276
General and administrative	834	810

	1,073	1,086

Operating loss	(1,009)	(109)

Other income (expense)
Interest income	3	14
Other, net	(364)	258

	(361)	272

Income (loss) from continuing operations before income taxes	(1,370)	163

Income tax expense	—	24

Net income (loss) from continuing operations	(1,370)	139

Loss from discontinued operations, net of income tax effects	(199)	—

Net income (loss)	$(1,569)	$139

Net income (loss) per share:

From continuing operations-basic	$(0.23)	$0.02

From continuing operations-diluted	$(0.23)	$0.02

From discontinued operations-basic	$(0.03)	$0.00

From discontinued operations-diluted	$(0.03)	$0.00

Basic weighted average shares outstanding	5,957	6,850

Diluted weighted average shares outstanding	5,957	6,875

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

Three Months Ended May 31, 2015 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock

Balance, February 28, 2015	5,962	$7,293	$170	$23,399	$(16,152)

Net loss	—	—	—	(1,569)	—
Repurchase of treasury stock	(68)	—	—	—	(112)
Share based compensation	—	—	3	—	—

Balance, May 31, 2015	5,894	$7,293	$173	$21,830	$(16,264)

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2015	2014
Operating Activities
Net income (loss)	(1,569)	139
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	199	—
Depreciation and amortization	86	97
Provision for doubtful accounts	23	1
Provision for inventory reserve	92	82
Non-cash charge for share based compensation	3	2
Deferred income taxes	—	30
Deferred rental income	(30)	—
Realized/unrealized (gain) loss on investments	610	(166)
Changes in working capital items:
Accounts receivable	237	(319)
Note receivable	(25)	(767)
Inventories	569	574
Prepaid expenses and other assets	(12)	2
Accounts payable and accrued liabilities	(352)	(196)
Cost, estimated earnings and billings on uncompleted contracts	184	—
Income taxes refundable/payable	609	(19)

Net cash provided by (used in) operating activities	624	(540)

Investing Activities
Capital expenditures	(26)	(6)
Cash advance repayment from discontinued operations	188	—
Proceeds from the sale of discontinued operations	—	100
Purchases of investments	(3,890)	(22,867)
Sales of investments	3,752	23,443

Net cash provided by investing activities	24	670

Financing Activities
Proceeds from related party loans	80	—
Repayments of long-term debt	(12)	(12)
Purchase of treasury stock	(112)	(1,947)
Proceeds from marginal float	(24)	923

Net cash used in financing activities	(68)	(1,036)

Discontinued Operations
Operating activities	129	—
Investing activities	(188)	—

Net cash used in discontinued operations	(59)	—

Net change in cash and cash equivalents	521	(906)
Cash and cash equivalents, beginning of year	172	3,499

Cash and cash equivalents, end of period	693	2,593
Cash and cash equivalents, discontinued operations	51	—

Cash and cash equivalents, continuing operations	642	2,593

The accompanying notes are an integral part of these condensed consolidated statements.

Video Display Corporation and Subsidiaries

May 31, 2015

Note 1. – Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2015, as filed with the Commission. There are no material changes in accounting policy during the three months ended May 31, 2015.

The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the condensed consolidated financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 28, 2015 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP).

Note 2. – Banking & Liquidity

The Company is currently operating using working capital, cash from operations and investing activities. The Company has a $10.7 million working capital balance at May 31, 2015, including $2.7 million in liquid assets, and $11.6 million working capital balance at February 28, 2015, including $2.6 million in liquid assets.

The Company believes it can continue to operate the Company with existing working capital and cash flows for the current level of business. The Company continually monitors its cash and financing positions in order to find ways to lower its costs and to produce positive operating cash flow. The Company examines possibilities to grow its business through internal sales or niche acquisitions. There could be an impact on working capital requirements to fund this growth. As in the past, the intent is to finance such projects with operating cash flows; however, more permanent sources of capital may be required in certain circumstances.

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated $0.6 million in operating cash flows for the quarter ended May 31, 2015, while utilizing $0.5 million in operating cash flows during the same period in 2014. The Company had a $10.7 million working capital balance at May 31, 2015, including $2.7 million in liquid assets and management believes that this is adequate to fund the current level of business for a reasonable period of time. In addition to its current position, the Company is examining possibilities to improve operations through reduced overhead costs by co-locating certain operations and through improved revenues with an enhanced sales strategy.

Video Display Corporation and Subsidiaries

May 31, 2015

Note 3. – Fair Value Measurements and Financial Instruments

The Financial Accounting Standards Board’s (FASB’s) fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2015 and February 28, 2015 (in thousands):

	May 31, 2015	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options, and ETF (long)	5,844	5,844	—	—
Stocks, options, and ETF (short)	(4)	(4)	—	—
Mutual Funds	214	214	—	—

Total value of investments	$6,054	$6,054	—	—
Current Liabilities:
Margin balance	(3,983)	(3,983)	—	—

Total value of liabilities	(3,983)	(3,983)	—	—

Total	$2,071	$2,071	—	—

	February 28, 2015	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options, and ETF (long)	6,308	6,308	—	—
Stocks, options, and ETF (short)	(10)	(10)	—	—
Mutual Funds	226	226	—	—

Total value of investments	$6,524	$6,524	—	—
Current Liabilities:
Margin balance	(4,008)	(4008)

Total value of liabilities	(4,008)	(4,008)

Total	$2,516	$2,516	—	—

Video Display Corporation and Subsidiaries

May 31, 2015

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

Note 4. – Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. (ASU) 2014-15, “Presentation of Financial Statements. Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern”. Prior to its issuance, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable.) This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial position or results of operations.

In May, 2014, the FASB issued ASU 2014-09 “Revenue with Contracts from Customers”. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance (i) removes inconsistencies, and weaknesses in revenue requirements, (ii) provides a more robust framework for addressing revenue issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The guidance is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial position or results of operations.

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

The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. The Company adopted this pronouncement effective with the quarter ending May 31, 2015 and it did not have a significant effect on the Company’s consolidated financial position or results of operations.

Video Display Corporation and Subsidiaries

May 31, 2015

Note 5. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following (in thousands):

	May 31,	February 28,
	2015	2015

Raw materials	$4,836	$5,309
Work-in-process	371	438
Finished goods	1,726	1,751

	6,933	7,498
Reserves for obsolescence	(577)	(493)

	$6,356	$7,005

Note 6. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following:

	May 31,	February 28,
	2015	2015

Costs incurred to date on uncompleted contracts	$217	$—
Estimated earnings recognized to date on these contracts	124	—

	341	—
Billings to date	(525)	—

Costs and estimated earnings in excess of billings, net	$(184)	$—

Costs and estimated earnings in excess of billings	$—	$—
Billings in excess of costs and estimated earnings	184	—

	$(184)	$—

Costs and estimated earnings in excess of billings are the results of contracts in progress (jobs) in completing orders to customers’ specifications on contracts accounted for under FASB Accounting Standards Codification Topic No. (ASC) 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts.” Costs included are material, labor, and overhead. These jobs require design and engineering effort for a specific customer purchasing a unique product. The Company records revenue on these fixed-price and cost-plus contracts on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable. Billings are generated based on specific contract terms, which might be a progress payment schedule, specific shipments, etc. None of the above contracts in progress contain post-shipment obligations.

Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Video Display Corporation and Subsidiaries

May 31, 2015

As of May 31, 2015, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of May 31, 2015, there were no progress payments that had been netted against inventory.

Note 7. – Intangible Assets

Intangible assets consist of the unamortized value of customer lists. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was approximately $29 thousand for the three months ended May 31, 2015 and $31 thousand for the three months ended May 31, 2014.

The cost and accumulated amortization of intangible assets was as follows (in thousands).

	May 31, 2015		February 28, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer lists	$2,863	$2,333	$2,863	$2,304

	$2,863	$2,333	$2,863	$2,304

Note 8. – Long-Term Debt and Other Obligations

Long-term debt consisted of the following (in thousands):

	May 31,	February 28,
	2015	2015
Mortgage payable to bank; interest rate at Community Bank base rate plus 0.5% (3.75% as of May 31, 2015); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	221	233

	221	233
Less current maturities	(51)	(50)

	$170	$183

The Company had outstanding margin account borrowing of $4.0 million as of May 31, 2015 and February 28, 2015. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments were $6.1 million leaving net investments of $2.1 million and $6.5 million leaving net investments of $2.5 million after the margin account borrowings of $4.0 million for the periods ending May 31, 2015 and February 28, 2015, respectively. The margin interest rate is 2%.

The Company borrowed $80 thousand from the Company’s Chief Executive Officer in May 2015 with a zero interest rate. This was borrowed on a short term basis and repaid in June 2015. The balance of this loan at May 31, 2015 was $80 thousand.

Video Display Corporation and Subsidiaries

May 31, 2015

Note 9. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended May 31,
	2015	2014
Cash paid for:
Interest	$22	$9

Income taxes, net of refunds	$(609)	$13

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended May 31, 2015 and 2014 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Three months ended May 31, 2015
Basic-continuing operations	$(1,370)	5,957	$(0.23)
Basic-discontinued operations	(199)	5,957	(0.03)
Effect of dilution:
Diluted-continuing operations
Diluted-discontinued operations	—	—	—

Diluted	$(1,569)	5,957	$(0.26)

Three months ended May 31, 2014
Basic-continuing operations	$139	6,850	$0.02
Basic-discontinued operations	—		—
Effect of dilution:
Diluted-continuing operations	—
Diluted-discontinued operations	—	25	—

Diluted	$139	6,875	$0.02

Video Display Corporation and Subsidiaries

May 31, 2015

Stock-Based Compensation Plans

For the three-month period ended May 31, 2015 and 2014, the Company recognized general and administrative expenses of $3.2 thousand and $2.2 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of May 31, 2015, total unrecognized compensation costs related to stock options granted was $7.9 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

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

No options were granted during the three month periods ended May 31, 2015 and 2014.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014 the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program.

For the quarter ended May 31, 2015, the Company purchased 68,531 shares at an average price of $1.63 per share. For the quarter ended May 31, 2014, the Company purchased 524,694 shares at an average price of $3.71 per share. Under the Company’s stock repurchase program, an additional 505,519 shares remain authorized to be repurchased by the Company at May 31, 2015.

Note 11. – Income Taxes

The effective tax rate for the three months ended May 31, 2015 and 2014 was 0% and 14.7%, respectively. The Company lost $1.5 million dollars for the quarter ending May 31, 2015 which resulted in a tax benefit of approximately $0.6 million. Due to the recent losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero tax expense for the quarter.

Video Display Corporation and Subsidiaries

May 31, 2015

Note 12. – Discontinued Operations

On March 26, 2014 with an effective date of February 28, 2014, the Company completed the sale of the Company’s wholly-owned subsidiary, Lexel Imaging, Inc. to Citadal Partners, LLC for approximately $3.9 million, consisting of $1.0 million cash payable over 180 days in the form of a note receivable and a guarantee to purchase $2.9 million in inventory over a five year period. The inventory was adjusted to its net realizable value as part of the sale. The Company recognized a loss on the sale of $4.4 million pre-tax during the year ended February 28, 2014. Lexel Imaging, Inc. had net sales of $ 7.6 million and a pre-tax net loss of $0.8 million for the twelve months ending February 28, 2014.

On November 17, 2014 Video Display reacquired Lexel Imaging, Inc when Citadal Partners, LLC defaulted on two notes payable to Video Display Corporation owed as financing on the original sale of the Lexel Imaging. Lexel Imaging is still presented as discontinued operations as Video Display Corporation is still considering offers for the sale of the entity.

This company’s net sales, expenses and net profits are being shown as discontinued operations per ASC 205-20-45 “Reporting Discontinued Operations”. The operating income and cash flows from this business is reflected as discontinued operations in the consolidated financial statements for all periods presented. The Company has reclassified results that were previously included in continuing operations as discontinued operations for this business.

The summarized financial information for discontinued operations for the three months ended May 31, 2015, is as follows:

Three months ending May, 2015

Net sales	1,095
Cost of goods sold	1,084

Gross profit	11

Operating expenses
Selling and delivery	—
General and administrative	239

Total operating expenses	239

Operating profit from discontinued operations	(228)

Other income (expense)	29
Interest expense	—

Other, net	29

Income from discontinued operations before income taxes	(199)

Income tax expense	—

Income from discontinued operations	(199)

Video Display Corporation and Subsidiaries

May 31, 2015

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2015 Annual Report to Shareholders, which included audited condensed consolidated financial statements and notes thereto for the fiscal year ended February 28, 2015, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a leader in the manufacturing and distribution of a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment – the manufacturing and distribution of displays and display components. The Company is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of FASB ASC Topic 280 “Segment Reporting”:

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

During fiscal 2016, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales or through niche acquisitions that enhance the profitability and sales of the Company’s more profitable product lines. Challenges facing the Company during these efforts include:

Liquidity – As of May 31, 2015, the Company is operating using working capital, cash from operations and investing activities. The Company believes it can operate the Company with existing cash flows for the current level of business. Should business increase dramatically or an acquisition candidate be found, the Company may need to find more permanent sources of capital to fund the growth.

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes the adequacy of its inventory reserves at May 31, 2015 and February 28, 2015 to be adequate.

Video Display Corporation and Subsidiaries

May 31, 2015

Results of Operations

The following table sets forth, for the three months ended May 31, 2015 and 2014, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months
(in thousands)	Ended May 31
	2015		2014
	Dollars		Dollars
Sales
Simulation and Training(VDC Display Systems)	1,334	56.5%	2,032	55.0%
Data Display CRT	556	23.6	626	16.9
Broadcast and Control Centers(AYON Visual)	30	1.3	403	10.9
Cyber Secure Products(AYON CyberSecurity)	439	18.6	635	17.2

Total Company	2,360	100.0%	3,695	100.0%
Costs and expenses
Cost of goods sold	2,296	97.3%	2,718	73.6%
Selling and delivery	239	10.1	276	7.5
General and administrative	834	35.4	810	21.9

	3,369	142.8%	3,804	103.0%

Operating loss	(1,009)	(42.8)%	(109)	(3.0)%

Interest income	3	0.1%	14	0.4%
Other income, net	(364)	(15.4)	258	7.0

Income/(loss) before income taxes	(1,370)	(15.3)%	163	4.4%
Income tax expense/ (benefit)	—	0.0	24	0.4

Net income/ (loss) from continuing operations	(1,370)	(58.1)	139	4.0

Income from discontinued operations, net of income tax	(199)	(8.4)	—	—

Net income/ (loss)	(1,569)	(66.5)%	139	4.0%

Net sales

Consolidated net sales were down 36.1% for the three months ended May 31, 2015 compared to the three months ended May 31, 2014. The Company’s AYON Visual Solutions division was down 92.4% for the quarter from last year’s quarter. Their business is project driven and last year in the first quarter they completed a large job, which they did not have this year. The division has significant quoting opportunities, ranging from $20 thousand to $1.6 million for upcoming projects later this year and next year. We expect this division to improve over last year’s results by the end of the fiscal year. The Display Systems division was down by 34.3% for the quarter or $697 thousand, due primarily to supply programs with major customers who are refreshing the projects with new enhancements and had no orders this year. These new upgraded products are expected to begin shipping in third and fourth quarter this year. The Data Display division showed a decrease of 11.7% due to decreases throughout their customer base. AYON CyberSecurity’s sales decreased by 30.9% due to a delay in shipping a large order to a government agency. This division is expected to exceed last year’s results due to the increases from the customer base and new customers.

Video Display Corporation and Subsidiaries

May 31, 2015

Gross margins

Consolidated gross margins decreased to 2.7% for the three months ended May 31, 2015 from 26.4% for the three months ended May 31, 2014.

Three of the divisions showed a decrease in their gross margin percentage. VDC Display Systems gross margins decreased due to 34% lower sales and product mix. They had some higher margin sales for the same period last year which did not occur this year. The Company’s two new divisions, AYON Visual Systems and AYON CyberSecurity, had lower gross margins than the other more established divisions. AYON Visual Solutions is a distributor of specialized displays, so it will consistently have lower margins than the other manufacturers in the group as distributors typically operate on smaller margins. AYON CyberSecurity gross margins decreased due to increased labor costs due to inefficiencies in the production process and lower overhead absorption due to the 30.9% decrease in sales from the same period a year ago. The division is working to improve its efficiencies and cut costs in the manufacturing area of its business. As its revenues increase, they hope to improve on their economies of scale and generate more gross profit dollars. The Company is moving this operation and merging it with VDC Display Systems to control costs. Each of these divisions are expected to improve their results as the year progresses due to upcoming orders they have been pursuing. The Data Display division gross margins increased from 27.8% for the three months ended May 31, 2014 to 38.2% for the three months ended May 31, 2015, due to customer and product mix. They expect to have steady margins with their flight simulator customers while continuing to move slower moving items overseas at reduced margins. There were no overseas sales in the first quarter which kept the margins higher than last year. We would expect to see the margins remain above last year’s levels.

Operating expenses

Operating expenses as a percentage of sales increased from 29.4% for the three months ended May 31, 2014 to 45.5% for the three months ended May 31, 2015. This was primarily due to a decrease in the revenue base to absorb the corporate overhead. The Company was able to control fixed costs, such as rent and other administrative costs, on flat sales volumes. Overall expenses decreased by $14 thousand. The Company expects to continue to contain these costs while increasing revenues.

Interest expense

Interest expense was $22.3 thousand for the quarter ending May 31, 2015 and $9.3 thousand for the quarter ending May 31, 2014. The Company also earned $25.0 thousand in interest income for quarter ending May 31, 2015. The interest expense (approximately $1.0 thousand per month) is related to the balance owed on a building the Company owns in Pennsylvania and the interest on the margin balance in the Company’s investment account, which is a 2% rate.

Other expense

For the three months ended May 31, 2015, the Company experienced a loss of $0.4 million due primarily to unrealized losses in the investment account of $0.6 million offset by dividend income of $0.2 million. For the three months ended May 31, 2014, the Company earned $0.3 million due to investment gains of $0.2 million and dividend and rental income totaling $0.1 million.

Income taxes

The effective tax rate for the three months ended May 31, 2015 and 2014 was 0% and 14.7%, respectively. The Company lost $1.5 million dollars for the quarter ending May 31, 2015 which resulted in a tax benefit of approximately $0.6 million. Due to the recent losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero tax expense for the quarter.

Video Display Corporation and Subsidiaries

May 31, 2015

Discontinued operations

On March 26, 2014 with an effective date of February 28, 2014, the Company completed the sale of the Company’s wholly-owned subsidiary, Lexel Imaging, Inc. to Citadal Partners, LLC for approximately $3.9 million, consisting of $1.0 million cash payable over 180 days in the form of a note receivable and a guarantee to purchase $2.9 million in inventory over a five-year period. The inventory was adjusted to its net realizable value as part of the sale. The Company recognized a loss on the sale of $4.4 million pre-tax during the year ended February 28, 2014. Lexel Imaging, Inc. had net sales of $ 7.6 million and a pre-tax net loss of $0.8 million for the twelve months ending February 28, 2014.

On November 17, 2014 Video Display reacquired Lexel Imaging, Inc when Citadal Partners, LLC defaulted on two notes payable to Video Display Corporation owed as financing on the original sale of the Lexel Imaging. Lexel Imaging is still presented as discontinued operations as Video Display Corporation is still considering offers for the sale of the entity.

Lexel Imaging sustained a $0.2 million loss for the quarter ended May 31, 2015 primarily due to production yield issues. Management believes they can improve the yields and get more product shipped. The subsidiary has a backlog in excess of $8.0 million.

Liquidity and Capital Resources

The Company is currently operating using cash from operations and investing activities. The Company has a $10.7 million working capital balance at May 31, 2015 including $2.7 million in liquid assets, and $11.6 million working capital balance at February 28, 2015, including $2.6 million in liquid assets.

The Company believes it can continue to operate the Company with existing working capital and cash flows for the current level of business. The Company continually monitors its cash and financing positions in order to find ways to lower its costs and to produce positive operating cash flow. The Company examines possibilities to grow its business through internal sales or niche acquisitions. There could be an impact on working capital requirements to fund this growth. As in the past, the intent is to finance such projects with operating cash flows; however, more permanent sources of capital may be required in certain circumstances.

Cash provided by operations for the three months ended May 31, 2015 was $0.6 million. The net loss from operations was $1.6 million and adjustments to reconcile net loss to net cash were $2.2 million including realized and unrealized loss on investments of $0.6 million, a loss from discontinued operations of $0.2 million and depreciation and reserves change of $0.2 million. Changes in working capital provided $1.2 million, primarily due to a decrease in prepaid taxes due to a $0.6 million refund from the federal government, a decrease in inventories of $0.6 million, and a decrease in accounts receivable of $0.2 million offset by a decrease in payables of $0.4 million and smaller adjustments totaling $0.1 million. Cash used in operations for the three months ended May 31, 2014 was $0.5 million.

Investing activities provided cash of $24 thousand due to the net purchases of $0.1 million from the purchase of investments and cash advance repayment from discontinued operations of $0.2 million during the three months ended May 31, 2015, compared to $0.6 million provided by the sale of investments and proceeds of $0.1 million from the sale of a subsidiary during the three months ended May 31, 2014.

Video Display Corporation and Subsidiaries

May 31, 2015

Financing activities used cash of $0.1 million, primarily from the repurchase of treasury stock and used cash of $1.0 million for the three months ended May 31, 2014, due to the repurchase of treasury stock of $1.9 million and the proceeds of margin float of $0.9 million,

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock on the open market, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the quarter ended May 31, 2015, the Company repurchased 68,531 shares at an average price of $1.63 per share. For the quarter ended May 31, 2014, the Company purchased 524,694 shares at an average price of $3.71 per share. Under the Company’s stock repurchase program, an additional 505,519 shares remain authorized to be repurchased by the Company at May 31, 2015.

The Company borrowed $80 thousand from the Company’s Chief Executive Officer in May 2015 with a zero interest rate. This was borrowed on a short term basis and repaid in June 2015. The balance of this loan at May 31, 2015 was $80 thousand.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s condensed consolidated financial statements. These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, revenue recognition, the allowance for bad debts and warranty reserves. The Company uses the following methods and assumptions in determining its estimates:

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes the adequacy of its inventory reserves at May 31, 2015 and February 28, 2015 to be adequate.

Revenue Recognition

Revenue is recognized on the sale of products when the products are shipped, all significant contractual obligations have been satisfied, and the collection of the resulting receivable is reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.

In accordance with ASC 605-45 “Revenue Recognition: Principal Agent Considerations”, shipping and handling fees billed to customers are classified in net sales in the consolidated income statements. Shipping and handling costs incurred are classified in selling and delivery in the consolidated income statements.

Video Display Corporation and Subsidiaries

May 31, 2015

A portion of the Company’s revenue is derived from contracts to manufacture simulation systems to a buyers’ specification. These contracts are accounted for under the provisions of ASC 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts”. These contracts are fixed-price and cost-plus contracts and are recorded on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable.

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

Intangible and Other Long-Term Assets

If the Company determines it is more likely than not that the fair value of an intangible asset is less than the carrying value, then it applies the processes prescribed in ASC 350 “Intangible Assets” and ASC 360 “Property, Plant, and Equipment”. We make certain estimates and projections in connection with impairment analyses for intangible assets. If these estimates or projections change or prove incorrect, we may be required to record impairment charges. If these impairment charges were significant, our consolidated financial position or results of operations would be adversely affected. Management has assessed the Company’s intangible assets and has not recognized any impairment of assets for the three months ended May 31, 2015.

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates

Video Display Corporation and Subsidiaries

May 31, 2015

applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of May 31, 2015 and February 28, 2015 the Company has established a valuation allowance of $5.2 million and $4.3 million, respectively on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At May 31, 2015, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements. Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern”. Prior to its issuance there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable.) This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial position or results of operations.

In May, 2014, the FASB issued ASU 2014-09 “Revenue with Contracts from Customers”. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. The new guidance(i) removes inconsistencies, and weaknesses in revenue requirements, (ii) provides a more robust framework for addressing revenue issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v)simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The guidance is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. The Company is still evaluating the effects that the adoption of this update to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Video Display Corporation and Subsidiaries

May 31, 2015

The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. The Company adopted this pronouncement effective with the quarter ending May 31, 2015 and it did not have a significant effect on the Company’s consolidated financial position or results of operations.

Subsequent Events

The Company performs a review of events between the balance sheet date and the issuance of the 10-Q report. If any event occurs that has a material impact on the financials or an event which would have significant impact on the business then the Company would report the event in a footnote to the financial statements. There were none to report in this report.

Forward-Looking Information and Risk Factors

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015 could cause actual results to differ materially.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2015. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2015.

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

May 31, 2015

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(b)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(c)	Lease dated April 1, 2015 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2015 Annual Report on Form 10-K.)

10(d)	Purchase Agreement dated August 30, 2013 by and between the Company and Sparton, Inc. with respect to the sale of the Company’s Aydin Displays, Inc. subsidiary. (incorporated by reference to Exhibit 10(d) to the Company’s Current Report on Form 8-K dated September 5, 2013.)

10(e)	Purchase Agreement dated January 16, 2014 by and between the Company and Z-Axis, Inc. with respect to the sale of the Company’s Z-Axis, Inc. subsidiary. (incorporated by reference to Exhibit 10(e) to the Company’s Current Report on Form 8-K dated January 22, 2014.)

10(f)	Purchase Agreement dated March 26, 2014 by and between the Company and Citidal Partners, LLC, with respect to the sale of the Company’s Lexel Imaging, Inc. subsidiary. (incorporated by reference to Exhibit 10(f) to the Company’s Current Report on Form 8-K dated April 1, 2014.)

Video Display Corporation and Subsidiaries

May 31, 2015

10(g)

Lease dated February 19, 2015 by and between Registrant (Lessee) and Ordway Properties LLC (Lessor) with respect to premises located at 5155 King Street, Cocoa, FL. (incorporated by reference to Exhibit 10(g) to the Company’s 2015 Annual Report on Form 10-K.)

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

VIDEO DISPLAY CORPORATION

July 15, 2015	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 15, 2015	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer