Form 10-Q
period 2015-08-31
VIDEO DISPLAY CORP
filed 2015-10-15
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2015.

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

As of August 31, 2015, the registrant had 5,893,623 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	August 31,	February 28,
	2015	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$454	$62
Trading investments, at fair value	907	2,516
Accounts receivable, less allowance for doubtful accounts of $12 and $52	839	1,504
Note receivable	129	32
Inventories, net	5,708	7,005
Income taxes refundable	4	720
Costs in excess of billings	346	—
Prepaid expenses and other	43	61
Assets of discontinued operations	3,476	2,831

Total current assets	11,906	14,731

Property, plant, and equipment
Land	154	154
Buildings	2,614	2,593
Machinery and equipment	7,300	7,282

	10,068	10,029
Accumulated depreciation and amortization	(8,770)	(8,658)

Net property, plant, and equipment	1,298	1,371

Note receivable	1023	1,070
Intangible assets, net	500	559
Other assets	29	29
Assets of discontinued operations	55	70

Total assets	$14,811	$17,830

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands)

	August 31,	February 28,
	2015	2015
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$294	$719
Accrued liabilities	571	603
Current maturities of long-term debt	51	50
Liabilities of discontinued operations	1,709	1,145

Total current liabilities	2,625	2,517

Long-term debt, less current maturities	157	183
Deferred rent	360	420

Total liabilities	3,142	3,120

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,894 outstanding at August 31, 2015 and 9,732 issued and 5,962 outstanding at February 28, 2015	7,293	7,293
Additional paid-in capital	176	170
Retained earnings	20,464	23,399
Treasury stock, shares at cost; 3,839 at August 31, 2015 and 3,770 at February 28, 2015	(16,264)	(16,152)

Total shareholders’ equity	11,669	14,710

Total liabilities and shareholders’ equity	$14,811	$17,830

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Income Statements (Unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Net sales	$2,923	$2,592	$5,283	$6,287

Cost of goods sold	2,673	2,578	4,969	5,296

Gross profit	250	14	314	991

Operating expenses
Selling and delivery	251	267	490	543
General and administrative	838	773	1,672	1,583

	1,089	1,040	2,162	2,126

Operating loss	(839)	(1,026)	(1,848)	(1,135)

Other income (expense)
Interest income	7	5	10	19
Investment income/(loss)	(1,056)	711	(1,451)	956
Other, net	45	398	76	411

Income (loss) from continuing operations before income taxes	(1,843)	88	(3,213)	251

Income tax expense/(benefit)	—	(61)	—	(37)

Net income (loss) from continuing operations	(1,843)	$149	(3,213)	$288

Income from discontinued operations, net of income tax effect	477	—	278	—

Net income (loss)	$(1,366)	149	($2,935)	288

Net income (loss) per share:
From continuing operations-basic	$(0.31)	$0.02	$(0.54)	$.04
From continuing operations-diluted	$(0.31)	0.02	$(0.54)	.04

From discontinued operations-basic	$0.08	$0.00	$0.04	$0

From discontinued operations-diluted	$0.08	0.00	$0.04	0

Basic weighted average shares outstanding	5,894	6,372	5,925	6,611

Diluted weighted average shares outstanding	5,894	6,447	5,925	6,626

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

Six Months Ended August 31, 2015 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock

Balance, February 28, 2015	5,962	$7,293	$170	$23,399	$(16,152)

Net loss	—	—	—	(2,935)	—
Repurchase of treasury stock	(68)	—	—	—	(112)
Share based compensation	—	—	6	—	—

Balance, August 31, 2015	5,894	$7,293	$176	$20,464	$(16,264)

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2015	2014
Operating Activities
Net income (loss)	(2,935)	288
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(278)	—
Depreciation and amortization	171	195
Provision for doubtful accounts	26	1
Provision for inventory reserve	183	173
Non-cash charge for share based compensation	6	4
Deferred income taxes	—	(26)
Deferred rental income	(60)	(60)
Gain on the sale of an Asset	—	(364)
Realized/unrealized (gain) loss on investments	1,716	(776)
Other		(10)
Changes in working capital items:
Accounts receivable	651	70
Note receivable	(62)	(733)
Inventories	1,137	1,003
Prepaid expenses and other assets	18	55
Accounts payable and accrued liabilities	(460)	(633)
Cost, estimated earnings and billings on uncompleted contracts	(346)	—
Income taxes refundable/payable	716	(24)

Net cash provided by (used in) operating activities	483	(837)

Investing Activities
Capital expenditures	(63)	(44)
Cash advance repayment from discontinued operations	215	—
Proceeds from sale of property, plant & equipment	—	500
Purchases of investments	(5,098)	(48,904)
Sales of investments	7,393	46,632

Net cash provided by/(used in) investing activities	2,447	(1,816)

Financing Activities
Proceeds from related party loans	80	—
Repayments from related party loans	(80)	—
Repayments of long-term debt	(25)	(24)
Purchase of treasury stock	(112)	(2,275)
Repayment/proceeds of marginal float	(2,401)	3,875

Net cash provided by/(used in) financing activities	(2,538)	1,576

		—
Discontinued Operations
Operating activities	(6)	—
Investing activities	(45)	—

Net cash used in discontinued operations	(51)	—

Net change in cash and cash equivalents	341	(1,077)
Cash and cash equivalents, beginning of year	172	3,499

Cash and cash equivalents, end of period	513	2,422
Cash and cash equivalents, discontinued operations	59	—

Cash and cash equivalents, continuing operations	454	2,422

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

August 31, 2015

Note 1. – Summary of Significant Accounting Policies

The interim condensed consolidated financial statements include the accounts of Video Display Corporation and its majority-owned subsidiaries (the “Company”) after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K for the fiscal year ended February 28, 2015, as filed with the Commission. There are no material changes in accounting policy during the six months ended August 31, 2015.

The consolidated financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the interim condensed consolidated financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 28, 2015 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP).

Note 2. – Banking & Liquidity

The Company is currently operating using cash from operations and investing activities. The Company has a $9.3 million working capital balance at August 31, 2015, including $1.4 million in liquid assets, and $12.2 million working capital balance at February 28, 2015, including $2.6 million in liquid assets.

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

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated $0.5 million in operating cash flows for the six months ended August 31, 2015, while utilizing $0.8 million in operating cash flows during the same period in 2014. The Company has a $9.3 million working capital balance at August 31, 2015, including $1.4 million in liquid assets and management believes that this is adequate to fund the current level of business for a reasonable period of time. The Company held $0.9 million in outside investments at August 31, 2015 in equities and mutual funds and $2.5 million in outside investments at February 28, 2015. There is risk involved in owning these investments and the Company has sustained losses over the last year in the outside investments. The Company’s strategy is to own dividend producing stocks in the energy sector of the market. The Company believes the energy sector of the market has reached the bottom for this current cycle and plans to maintain its current positions. These funds are available for operations should the need arise. The Company is working with two banks towards obtaining a line of credit to assist with any operation needs that might arise. The Company continues to hold negotiations to sell its Lexel Imaging subsidiary. In addition to its current position, the Company is examining possibilities to improve operations through reduced overhead costs by co-locating certain operations and through improved revenues with an enhanced sales strategy.

Video Display Corporation and Subsidiaries

August 31, 2015

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 31, 2015 and February 28, 2015 (in thousands):

	August 31, 2015	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options, and ETF (long)	2,472	2,472	—	—
Mutual Funds	46	46	—	—

Total value of investments	$2,518	$2,518	—	—
Current Liabilities:
Stocks, options, and ETF (short)	(5)	(5)	—	—
Margin balance	(1,606)	(1,606)	—	—

Total value of liabilities	(1,611)	(1,611)	—	—

Total	$907	$907	—	—

	February 28, 2015	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options, and ETF (long)	6,308	6,308	—	—
Mutual Funds	226	226	—	—

Total value of investments	$6,534	$6,534	—	—
Current Liabilities:
Stocks, options, and ETF (short)	(10)	(10)	—	—
Margin balance	(4,008)	(4008)	—	—

Total value of liabilities	(4,018)	(4,018)	—	—

Total	$2,516	$2,516	—	—

Video Display Corporation and Subsidiaries

August 31, 2015

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

Note 4. – Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. (ASU) 2014-15, “Presentation of Financial Statements. Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern”. Prior to its issuance, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).

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

In April 2014, the FASB issued (ASU 2014-08), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The guidance states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Under the current U.S. GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal. The new guidance eliminates these criteria.

Video Display Corporation and Subsidiaries

August 31, 2015

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

Note 5. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market.

Inventories consisted of the following (in thousands):

	August 31,	February 28,
	2015	2015

Raw materials	$4,270	$5,309
Work-in-process	176	438
Finished goods	1931	1,751

	6,377	7,498
Reserves for obsolescence	(669)	(493)

	$5,708	$7,005

Note 6. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following:

	August 31,	February 28,
	2015	2015

Costs incurred to date on uncompleted contracts	$844	$—
Estimated earnings recognized to date on these contracts	481	—

	1,325	—
Billings to date	(979)	—

Costs and estimated earnings in excess of billings, net	$346	$—

Costs and estimated earnings in excess of billings	$346	$—
Billings in excess of costs and estimated earnings	—	—

	$346	$—

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

Video Display Corporation and Subsidiaries

August 31, 2015

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

As of August 31, 2015, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of August 31, 2015, there were no progress payments that had been netted against inventory.

Note 7. – Intangible Assets

Intangible assets consist of the unamortized value of customer lists. Intangible assets are amortized over the period of their expected lives, generally ranging from 5 to 15 years. Amortization expense related to intangible assets was approximately $59 thousand for the six months ended August 31, 2015 and $63 thousand for the six months ended August 31, 2014.

The cost and accumulated amortization of intangible assets was as follows (in thousands).

	August 31, 2015		February 28, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer lists	$2,863	$2,363	$2,863	$2,304

	$2,863	$2,363	$2,863	$2,304

Note 8. – Long-Term Debt and Other Obligations

Long-term debt consisted of the following (in thousands):

	August 31,	February 28,
	2015	2015
Mortgage payable to bank; interest rate at Community Bank base rate plus 0.5% (3.75% as of August 31, 2015); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	208	233

	208	233
Less current maturities	(51)	(50)

	$157	$183

The Company had outstanding margin account borrowing of $1.6 million as of August 31, 2015 and $4.0 million as of February 28, 2015. The margin account borrowings are used to purchase marketable equity securities and are netted

Video Display Corporation and Subsidiaries

August 31, 2015

against the investments in the balance sheet to show net trading investments. The gross investments were $2.5 million leaving net investments of $0.9 million after the margin account borrowings of $1.6 million for the period ending August 31, 2015 and $6.5 million leaving net investments of $2.5 million after the margin account borrowings of $4.0 million for the period ending February 28, 2015, respectively. The margin interest rate is 2%.

Note 9. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months
	Ended August 31,
	2015	2014
Cash paid for:
Interest	$40	$28

Income taxes, net of refunds	$(718)	$13

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six month periods ended August 31, 2015 and 2014 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Six months ended August 31, 2015
Basic-continuing operations	$(3,213)	5,925	$(0.54)
Basic-discontinued operations	278	5,925	0.04
Effect of dilution:
Diluted-continuing operations
Diluted-discontinued operations	—	—	—

Diluted	$(2,935)	5,925	$(0.50)

Six months ended August 31, 2014
Basic-continuing operations	$288	6,611	$0.04
Basic-discontinued operations
Effect of dilution:
Options	—	15	—

Diluted	$288	6,626	$0.04

Three months ended August 31, 2015
Basic-continuing operations	$(1,843)	5,894	$(0.31)
Basic-discontinued operations	477	5,894	0.08
Effect of dilution:
Diluted-continuing operations
Diluted-discontinued operations	—	—	—

Diluted	$(1,366)	5,894	$(0.23)

Three months ended August 31, 2014
Basic-continuing operations	$149	6,372	$0.02
Effect of dilution:
Options	—	75	—

Diluted	$149	6,447	$0.02

Video Display Corporation and Subsidiaries

August 31, 2015

Stock-Based Compensation Plans

For the six-month period ended August 31, 2015 and 2014, the Company recognized general and administrative expenses of $6.8 thousand and $4.5 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of August 31, 2015, total unrecognized compensation costs related to stock options granted was $8.8 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

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

Ten thousand options were granted during the six month periods ended August 31, 2015 and 2014, respectively.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014 the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program.

Video Display Corporation and Subsidiaries

August 31, 2015

For the six months ended August 31, 2015, the Company purchased 68,531 shares at an average price of $1.63 per share. For the six months ended August 31, 2014, the Company purchased 626,740 shares at an average price of $3.63 per share. Under the Company’s stock repurchase program, an additional 505,519 shares remain authorized to be repurchased by the Company at August 31, 2015.

Note 11. – Income Taxes

The effective tax rate for the six months ended August 31, 2015 and 2014 was 0% and (14.7)%, respectively. The Company lost $2.9 million dollars for the six months ending August 31, 2015 which resulted in a tax benefit of approximately $1.1 million. Due to the recent losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero tax expense for the quarter. As of August31, 2015 and February 28, 2015 the Company has established a valuation allowance of $5.7 million and $4.3 million, respectively, on the Company’s current and non-current deferred tax assets.

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

On November 17, 2014 Video Display reacquired Lexel Imaging, Inc. when Citadal Partners, LLC defaulted on two notes payable to Video Display Corporation owed as financing on the original sale of the Lexel Imaging. Lexel Imaging is still presented as discontinued operations as Video Display Corporation is still considering offers for the sale of the entity.

Lexel’s net sales, expenses, net profits, operating income and cash flows, are being shown as discontinued operations per ASC 205-20-45 “Reporting Discontinued Operations” for all periods presented. The Company has reclassified results that were previously included in continuing operations as discontinued operations for this business.

Video Display Corporation and Subsidiaries

August 31, 2015

The summarized financial information for discontinued operations for the three months and six months ended August 31, 2015, is as follows:

	Three months ending August 31, 2015	Six months ending August 31, 2015

Net sales	2,454	3,549
Cost of goods sold	1,721	2,805

Gross profit	733	744

Operating expenses
Selling and delivery	27	27
General and administrative	229	468

Total operating expenses	256	495

Operating profit from discontinued operations	477	249

Other income (expense)	—	29
Interest expense	—	—

Other, net	—	29

Income from discontinued operations before income taxes	477	278

Income tax expense	—	—

Income from discontinued operations	477	278

Video Display Corporation and Subsidiaries

August 31, 2015

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements of Video Display Corporation and subsidiaries (the “Company”) and with the Company’s 2015 Annual Report to Shareholders, which included audited consolidated financial statements and notes thereto for the fiscal year ended February 28, 2015, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a leader in the manufacturing and distribution of a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment - the manufacturing and distribution of displays and display components. The Company is organized into four interrelated operations aggregated into one reportable segment pursuant to the aggregation criteria of FASB ASC 280 “Segment Reporting”:

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

Liquidity – As of August 31, 2015, the Company is operating using cash from operations and investing activities. The Company believes it can operate the Company with existing cash flows for the current level of business. Should business increase dramatically or an acquisition candidate be found, the Company may need to find more permanent sources of capital to fund the growth.

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has

Video Display Corporation and Subsidiaries

August 31, 2015

CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes the adequacy of its inventory reserves at August 31, 2015 and February 28, 2015 to be adequate.

Results of Operations

The following table sets forth, for the three and six months ended August 31, 2015 and 2014, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2015	2014	2015	2014
Sales
Simulation and Training (VDC Display Systems)	58.0%	57.6%	57.4%	56.1
Data Display CRT	17.6	23.4	20.2	19.6
Broadcast and Control Centers (AYON Visual)	7.2	3.0	4.5	7.6
Cyber Secure Products (AYON Cyber Security)	17.2	16.0	17.9	16.7

Total Company	100.0%	100.0%	100.0%	100.0
Costs and expenses
Cost of goods sold	91.4%	99.5%	94.1%	84.2
Selling and delivery	8.6	10.3	9.3	8.6
General and administrative	28.7	29.8	31.6	25.2

	128.7%	139.6%	135.0%	118.0

Operating loss	(28.7)%	(39.6)%	(35.0)%	(18.0)

Interest income/expense	0.2%	0.2%	0.2%	0.3
Other income, net	(34.6)	42.8	(26.0)	21.7

Income/(loss) before income taxes	(63.1)%	3.4%	(60.8)%	4.0
Income tax benefit	(3.3)	(2.4)	(1.8)	(0.6)

Net income/ (loss) from continuing operations	(59.8)	5.8	(59.0)	4.6

Income from discontinued operations, net of income tax	13.1	—	3.5	—

Net income	(46.7)%	5.8%	(55.5)%	4.6

Net sales

Consolidated net sales were up 12.8% for the three months ended August 31, 2015 compared to the three months ended August 31, 2014. All the divisions posted increases except for the Data Display CRT division. The broadcast and control center business is up 172.4% on low sales volume due to the completion of the sale of a video wall to a major corporation this quarter. The Cyber Secure Products division was up 21.9% for the quarter due to increased sales across all of its customer base. The Company expects this trend to continue. The Simulation and Training Products division was

Video Display Corporation and Subsidiaries

August 31, 2015

up 13.6% or $203 thousand primarily due to the work on a contract with a major military supplier. The only division with a decrease in sales for the comparative quarters was the Data Display CRT division, which had some last time buy sales last year in the same quarter that did not repeat.

Consolidated net sales were down 16.0% for the six months ended August 31, 2015 compared to the six months ended August 31, 2014. The Company’s sales are down in all of its divisions. The broadcast and control centers business, AYON Visual Solutions is down 50.0% for the six months ended August 31, 2015 or $240 thousand. Their business is project driven. The division has significant quoting opportunities, ranging from $20 thousand to $3.5 million for upcoming projects later this year and next year. We expect this division to improve over last year’s results by the end of the fiscal year based on the opportunities in the marketplace. The Simulation and Training division, (Display Systems), was down by 14.0% for the year thus far or $494 thousand, due primarily to delays on a contract they are working and budget constraints with major customers. Management believes the obstacles have been cleared and they expect the second half of the year to have increases that will allow them to surpass last year’s sales. The Cyber Secure Products division, (AYON Cyber Security), sales decreased by 10.1% due to a slowdown in sales to one of its Canadian customers. This issue has been addressed and they are now receiving orders again. Management expects this division to exceed last year’s results due to the increases in two new customers and increased government orders. The Data Display division showed a decrease of 13.2% due to decreases throughout their customer base and some one-time orders last year that will not repeat this year.

Gross margins

Consolidated gross margins increased to 8.6% for the three months ended August 31, 2015 compared to 0.5% for the three months ended August 31, 2014. and decreased to 5.9% for the six months ended August 31, 2015 compared to 15.8% for the six months ended August 31, 2014.

For the three months ending August 31, 2015, the gross margins improved at all of the divisions for the quarter due primarily to the increase in sales while controlling fixed and variable costs. The Company expects gross margins will continue to improve due to increases in the revenue base and tighter controls on costs. The past three months were an improvement over the first three months of the fiscal year. The Company expects the trend continuing for the remainder of the year.

For the six months ending August 31, 2015, the overall trend for all the divisions was lower gross margins due to lower sales and not absorbing fixed costs as well. The Company is working towards combining its two Florida businesses, VDC Display Systems and AYON Cyber Security in one location by the end of the fiscal year, with VDC Display Systems being moved in by December 1, 2015. This will significantly decrease costs for both businesses. This move, along with the expected increase in sales for both divisions over the next six months should greatly increase their gross margins. AYON Visual Solutions (AVS) gross margins are up on a percentage basis, but their sales have been so sporadic that the comparison is not meaningful. The yearly comparison of actual gross margin dollars is flat. The Company expects AVS to improve upon their first half performance. The Data Display CRT divisions gross margins have improved over last year due to product mix differences and selling to their core remaining businesses, primarily simulation market which have higher margins.

Operating expenses

Operating expenses as a percentage of sales decreased from 40.1% for the three months ending August31, 2014 to 37.3 % for the three months ending August 31, 2015 and increased from 33.8% for the six months ended August 31, 2014 to 40.9% for the six months ended August 31, 2015. The Company’s percentage decline in expenses for the three month period was due to the increased revenue, actual expenses were up $50 thousand for the quarter and $36 for the six month period. The Company was able to control fixed costs, such as rent and other administrative costs, on declining sales volumes. The Company expects to continue to contain these costs while increasing revenues.

Video Display Corporation and Subsidiaries

August 31, 2015

Interest expense

Interest expense was $18.0 thousand for the three months and $40.3 thousand for the six months ending August 31, 2015 compared to $18.6 thousand for the three months and $27.9 thousand for the six months ending August 31, 2014. The Company also earned $50.5 thousand in interest income for six months ending August 31, 2015. The interest expense (approximately $3.0 thousand per month) is related to the balance owed on a building the Company owns in Pennsylvania and the interest on the margin balance in the Company’s investment account, which is a 2% rate.

Other expense

For the three months and six months ended August 31, 2015, the Company experienced a loss of $1.0 million and $1.3 million, respectively. For the three months ended August 31, 2015 the losses were due to net investment losses offset by $44 thousand in rental income. The Company was invested heavily in energy stocks, which fared poorly due to the decline in the price of oil. For the six months ended August 31, 2015 the losses were due primarily to losses in the investment account of $1.7 million offset by dividend income of $0.3 million and rental income of $0.1 million. For the three months and six months ended August 31, 2014, the Company earned $1.1 million and $1.4 million, respectively. For the three months ended August 31, 2014, the Company earned $0.6 million on investment gains, $0.1 million on dividend and rental income and $0.4 million on the gain on the sale of property. For the six months ended August 31, 2014, the Company had investment gains of $0.8 million, dividend and rental income totaling $0.2 million and a gain on the sale of property of $0.4 million.

Income taxes

The effective tax rate for the three months and six months ended August 31, 2015 was 0% and the effective rate for the three months and six months ending August 31, 2014 was (68.5)% and (14.7)%, respectively. The Company lost $1.4 million and $2.9 million dollars for the three months and six months ending August 31, 2015, respectively which resulted in a tax benefit of approximately $0.6 million and $1.1 million for the three and six months ended August 31, 2015, respectively. Due to the recent losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero tax expense for the quarter.

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

On November 17, 2014 Video Display reacquired Lexel Imaging, Inc. when Citadal Partners, LLC defaulted on two notes payable to Video Display Corporation owed as financing on the original sale of the Lexel Imaging. Lexel Imaging is still presented as discontinued operations as Video Display Corporation is still considering offers for the sale of the entity.

Video Display Corporation and Subsidiaries

August 31, 2015

Lexel Imaging earned $0.2 million for the six months ended August 31, 2015 primarily due to a strong second quarter in which they were able to improve production yields and ship more product. Management believes they can sustain the yield improvements and have a profitable second half of the fiscal year. The subsidiary has a backlog in excess of $7.8 million.

Liquidity and Capital Resources

The Company is currently operating using cash from operations and investing activities. The Company has a $9.3 million working capital balance at August 31, 2015 including $1.4 million in liquid assets and $12.2 million working capital balance at February 28, 2015, including $2.6 million in liquid assets.

The Company believes it can continue to operate the Company with existing cash flows for the current level of business for a reasonable period of time. The Company held $0.9 million in outside investments at August 31, 2015 in equities and mutual funds and $2.5 million in outside investments at February 28, 2015. There is risk involved in owning these investments and the Company has sustained losses over the last year in the outside investments. The Company’s strategy is to own dividend producing stocks in the energy sector of the market. The Company believes the energy sector of the market has reached the bottom for this current cycle and plans to maintain its current positions. These funds are available for operations should the need arise. The Company is in negotiations for a new banking partner, which can work with the Company on its current needs and as opportunities present themselves.

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

Cash provided by operations for the six months ended August 31, 2015 was $0.5 million. The net loss from operations was $2.9 million and adjustments to reconcile net loss to net cash were $1.8 million including realized and unrealized loss on investments of $1.7 million, a gain from discontinued operations of $0.3 million and depreciation and reserves change of $0.4 million. Changes in working capital provided $1.7 million, primarily due to a decrease in prepaid taxes due to a $0.7 million refund from the federal government and states, a decrease in inventories of $1.1 million, and a decrease in accounts receivable of $0.7 million offset by a decrease in payables of $0.5 million and smaller adjustments totaling $0.2 million. Cash used in operations for the six months ended August 31, 2014 was $0.8 million.

Investing activities provided cash of $2.4 million due to the net sales of $2.3 million from the sale of investments, cash advance repayment from discontinued operations of $0.2 million and capital expenditures of $0.1 million during the six months ended August 31, 2015, compared to $2.3 million used for the purchase of investments and proceeds of $0.5 million from the sale of a building during the six months ended August 31, 2014.

Financing activities used cash of $2.5 million, primarily for the repayment of marginal float on the investment account of $2.4 and the repurchase of treasury stock and used cash of $0.1 million for the six months ended August 31, 2015. The Company received $1.6 million in financing activities for the six months ended August 31, 2014.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock on the open market, depending on the market price of

Video Display Corporation and Subsidiaries

August 31, 2015

the shares. There is no minimum number of shares required to be repurchased under the program. For the six months ended August 31, 2015, the Company repurchased 68,531 shares at an average price of $1.63 per share. For the six months ended August 31, 2014, the Company purchased 626,740 shares at an average price of $3.63 per share. Under the Company’s stock repurchase program, an additional 505,519 shares remain authorized to be repurchased by the Company at August 31, 2015.

The Company borrowed $80 thousand from the Company’s Chief Executive Officer in May 2015 with a zero interest rate. This was borrowed on a short term basis and repaid in June 2015. There was no balance of this loan at August 31, 2015.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s interim condensed consolidated financial statements. These interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the interim condensed consolidated financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, revenue recognition, the allowance for bad debts and warranty reserves. The Company uses the following methods and assumptions in determining its estimates:

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes the adequacy of its inventory reserves at August 31, 2015 and February 28, 2015 to be adequate.

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

August 31, 2015

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

Intangible and Other Long-Term Assets

If the Company determines it is more likely than not that the fair value of an intangible asset is less than the carrying value, then it applies the processes prescribed in ASC 350 “Intangible Assets” and ASC 360 “Property, Plant, and Equipment”. We make certain estimates and projections in connection with impairment analyses for intangible assets. If these estimates or projections change or prove incorrect, we may be required to record impairment charges. If these impairment charges were significant, our consolidated financial position or results of operations would be adversely affected. Management has assessed the Company’s intangible assets and has not recognized any impairment of assets for the six months ended August 31, 2015.

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of August 31, 2015 and February 28, 2015 the Company has established a valuation allowance of $5.7 million and $4.3 million, respectively on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At August 31, 2015, the Company did not record any liabilities for uncertain tax positions.

Video Display Corporation and Subsidiaries

August 31, 2015

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

Video Display Corporation and Subsidiaries

August 31, 2015

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2015. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2015.

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

August 31, 2015

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(a)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(b)	Lease dated April 1, 2015 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia (incorporated by reference to Exhibit 10(c) to the Company’s 2015 Annual Report on Form 10-K.)

10(c)

Purchase Agreement dated January 16, 2014 by and between the Company and Z-Axis, Inc. with respect to the sale of the Company’s Z-Axis, Inc. subsidiary. (incorporated by reference to Exhibit 10(e) to the Company’s Current Report on Form 8-K dated January 22, 2014.)

10(d)	Purchase Agreement dated March 26, 2014 by and between the Company and Citidal Partners, LLC, with respect to the sale of the Company’s Lexel Imaging, Inc. subsidiary. (incorporated by reference to Exhibit 10(f) to the Company’s Current Report on Form 8-K dated April 1, 2014.)

10(e)	Lease dated February 19, 2015 by and between Registrant (Lessee) and Ordway Properties LLC (Lessor) with respect to premises located at 5155 King Street, Cocoa, FL. (incorporated by reference to Exhibit 10(g) to the Company’s 2015 Annual Report on Form 10-K.)

10(f)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

Video Display Corporation and Subsidiaries

August 31, 2015

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

October 15, 2015	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 15, 2015	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer