Form 10-Q
period 2015-11-30
VIDEO DISPLAY CORP
filed 2016-01-14
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2015.

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

As of November 30, 2015, the registrant had 5,893,623 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	November 30,	February 28,
	2015	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$306	$62
Trading investments, at fair value	754	2,516
Accounts receivable, less allowance for doubtful accounts of $21 and $52	1,539	1,504
Notes receivable	182	32
Inventories, net	4,940	7,005
Income taxes refundable	—	720
Prepaid expenses and other	91	61
Assets of discontinued operations	3,144	2,831

Total current assets	10,956	14,731

Property, plant, and equipment
Land	154	154
Buildings	2,614	2,593
Machinery and equipment	7,338	7,282

	10,106	10,029
Accumulated depreciation and amortization	(8,825)	(8,658)

Net property, plant, and equipment	1,281	1,371

Notes receivable	997	1,070
Intangible assets, net	—	559
Other assets	29	29
Assets of discontinued operations	47	70

Total assets	$13,310	$17,830

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	November 30,	February 28,
	2015	2015
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$659	$719
Accrued liabilities	579	603
Billings in excess of costs	187	—
Current maturities of long-term debt	52	50
Liabilities of discontinued operations	1,830	1,145

Total current liabilities	3,307	2,517

Long-term debt, less current maturities	144	183
Deferred rent	330	420

Total liabilities	3,781	3,120

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,891 outstanding at November 30, 2015 and 9,732 issued and 5,962 outstanding at February 28, 2015	7,293	7,293
Additional paid-in capital	179	170
Retained earnings	18,325	23,399
Treasury stock, shares at cost; 3,842 at November 30, 2015 and 3,770 at February 28, 2015	(16,268)	(16,152)

Total shareholders’ equity	9,529	14,710

Total liabilities and shareholders’ equity	$13,310	$17,830

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Condensed Consolidated Income Statements (Unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Net sales	$2,387	$3,557	$7,670	$9,844
Cost of goods sold	2,829	2,883	7,798	8,179

Gross profit (loss)	(442)	674	(128)	1,665

Operating expenses
Selling and delivery	231	294	721	837
General and administrative	1,274	1,123	2,946	2,706

	1,505	1,417	3,667	3,543

Operating (loss)	(1,947)	(743)	(3,795)	(1,878)

Other income (expense)
Interest income (expense)	16	(3)	26	16
Investment loss	(153)	(2,423)	(1,604)	(1,467)
Other, net	22	290	98	701

Loss from continuing operations before income taxes	(2,062)	(2,879)	(5,275)	(2,628)

Income tax (benefit)	—	(43)	—	(80)

Net loss from continuing operations	$(2,062)	$(2,836)	$(5,275)	$(2,548)
Income (loss) from discontinued operations, net of income tax expense	(77)	17	201	17

Net income (loss)	$(2,139)	(2,819)	(5,074)	(2,531)

Net income (loss) per share:
From continuing operations-basic	$(.35)	$(.45)	$(.89)	$(.39)

From continuing operations-diluted	(.35)	(.45)	(.89)	(.39)

From discontinued operations-basic	$(.01)	$.00	$.03	.00

From discontinued operations-diluted	(.01)	.00	.03	.00

Basic weighted average shares outstanding	5,894	6,257	5,915	6,517

Diluted weighted average shares outstanding	5,897	6,262	5,916	6,529

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

Nine Months Ended November 30, 2015 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 28, 2015	5,962	$7,293	$170	$23,399	$(16,152)
Net loss	—	—	—	(5,074)	—
Repurchase of treasury stock	(71)	—	—	—	(116)
Share based compensation	—	—	9	—	—

Balance, November 30, 2015	5,891	$7,293	$179	$18,325	$(16,268)

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2015	2014
Operating Activities
Net income (loss)	$(5,074)	$(2,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(201)	(17)
Depreciation and amortization	254	291
Provision of doubtful accounts	37	1
Provision for inventory reserve	825	265
Non-cash charge for share based compensation	9	7
Loss from impairment of intangible assets	471	—
Deferred income taxes	—	(58)
Gain on disposal of assets	—	(364)
Realized/unrealized loss on investments	1,881	1,476
Other	—	(10)
Changes in working capital items:
Accounts receivable	(72)	(483)
Notes receivables	(77)	35
Inventories	1,263	1,515
Prepaid expenses and other assets	(30)	149
Accounts payable and accrued liabilities	(83)	(705)
Deferred revenue	(90)	(90)
Cost, estimated earnings and billings on uncompleted contracts	187	—
Income taxes refundable/payable	720	(65)

Net cash provided by (used in) operating activities	20	(584)

Investing Activities
Purchases of property, plant and equipment	(101)	(51)
Proceeds from sale of property, plant and equipment	—	500
Purchases of investments	(7,187)	(68,271)
Sales of investments	9,447	61,644
Net cash advanced (to) from discontinued operations	596	(95)

Net cash provided by (used in) investing activities	2,755	(6,273)

Financing Activities
Repayments of long-term debt, lines of credit	(37)	(36)
Purchase of treasury stock	(116)	(3,464)
Proceeds from marginal account borrowings	—	6,858
Repayment of marginal account borrowings	(2,378)	—
Proceeds from notes payable to officers and directors	80	—
Repayments of notes payable to officers and directors	(80)	—

Net cash provided by (used in) financing activities	(2,531)	3,358

Discontinued Operations
Operating activities	382	13
Financing activities	(428)	95

Net cash provided by (used in) discontinued operations	(46)	108

Net change in cash and cash equivalents	198	(3,391)
Cash and cash equivalents, beginning of year	172	3,499

Cash and cash equivalents, end of period	370	108
Cash and cash equivalents, discontinued operations	64	108

Cash and cash equivalents, continuing operations	$306	$0

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

Note 1. – Summary of Significant Accounting Policies

The interim condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K as of and for the fiscal year ended February 28, 2015, as filed with the Commission. There are no material changes in accounting policy during the nine months ended November 30, 2015.

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

Note 2. – Banking & Liquidity

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last two years and has seen a decline in both its working capital and liquid assets during this time. These losses were a combination of low revenues at all the divisions and excessive expenses incurred by certain divisions. During the nine month period ending November 30, 2015 the Company has operated using cash from operations and investing activities. Between May 31, 2015 and November 30, 2015 the Company used $0.6 million in cash from continuing operations compared to break-even cash flows from continuing operations during the same period last fiscal year. The Company has $7.7 million in working capital at November 30, 2015, including $1.1 million in liquid assets, and $12.2 million in working capital at February 28, 2015, including $2.6 million in liquid assets. Subsequent to November 30, 2015 the Company experienced additional losses to its investment balances of $0.5 million (Note 12).

The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues subsequent to November 30, 2015. The Company has a plan to reduce expenses at the divisions and at the corporate location with the expectation that recurring costs will be decreased by over $1.0 million per year. The Company projects an operating profit for the upcoming fourth quarter of the fiscal year and for the upcoming fiscal year ending February 28, 2017. Based on the projected increase in revenues and the cost cutting plans, management believes that the Company will meet its obligations.

Management continues to explore options to monetize certain long-term assets of the business, and to obtain financing needed to fund an increase in revenues. The Company continues to hold negotiations to sell its Lexel Imaging subsidiary, and is expecting a settlement payment from an Antitrust litigation class action case (Note 12).

Management believes it can continue to operate the Company with existing cash flows from the current level of business. The Company continually monitors its cash and financing positions in order to find ways to lower its costs and

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

to produce positive operating cash flow. The Company examines possibilities to grow its business through internal sales and niche acquisitions. There could be an impact on working capital requirements to fund this growth. As in the past, the intent is to finance such projects with operating cash flows; however, more permanent sources of capital may be required in certain circumstances. If additional funding is required, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of November 30, 2015 and February 28, 2015 (in thousands):

	November 30, 2015	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options, and ETF (long)	2,360	2,360	—	—
Mutual Funds	25	25	—	—

Total value of investments	$2,385	$2,385	—	—
Current Liabilities:
Stocks, options, and ETF (short)	(2)	(2)	—	—
Margin balance	(1,629)	(1,629)	—	—

Total value of liabilities	(1,631)	(1,631)	—	—

Total	$754	$754	—	—

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

	February 28, 2015	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options, and ETF (long)	6,308	6,308	—	—
Mutual Funds	226	226	—	—

Total value of investments	$6,534	$6,534	—	—
Current Liabilities:
Stocks, options, and ETF (short)	(10)	(10)	—	—
Margin balance	(4,008)	(4008)	—	—

Total value of liabilities	(4,018)	(4,018)	—	—

Total	$2,516	$2,516	—	—

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

In May, 2014, the FASB issued ASU 2014-09 “Revenue with Contracts from Customers”. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) . The new guidance (i) removes inconsistencies, and weaknesses in revenue recognition requirements, (ii) provides a more robust framework for addressing revenue recognition issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The guidance is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial position or results of operations.

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

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

Note 5. - Inventories

Inventories are stated at the lower of cost (first in, first out) or market. Inventories consisted of the following (in thousands):

	November 30,	February 28,
	2015	2015
Raw materials	$4,307	$5,309
Work-in-process	220	438
Finished goods	1,723	1,751

	6,250	7,498
Reserves for obsolescence	(1,310)	(493)

	$4,940	$7,005

Note 6. – Intangible Assets

Intangible assets consist of customer lists for legacy products for airlines. The Company evaluated the asset for impairment and has determined it appropriate to record an impairment charge equal to the remaining value of this intangible asset this quarter due to declining sales associated with this asset. The sales to these customers have been declining, only 46% to budget for the first nine months this fiscal year. The amount of the impairment is $471 thousand. Amortization expense related to intangible assets before the impairment charge to operations was approximately $88 thousand for the nine months ended November 30, 2015 and $94 thousand for the nine months ended November 30, 2014, respectively.

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

The cost and accumulated amortization of intangible assets was as follows (in thousands).

	November 30, 2015		February 28, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer lists	$2,863	$2,863	$2,863	$2,304

	$2,863	$2,863	$2,863	$2,304

Note 7. – Long-Term Debt and Other Obligations

Long-term debt consisted of the following (in thousands):

	November 30,	February 28,
	2015	2015
Mortgage payable to bank; interest rate at Community Bank’s Base rate plus 0.5% (3.75% as of November 30, 2015); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	196	233

	196	233
Less current maturities	(52)	(50)

	$144	$183

The Company had outstanding margin account borrowing of $1.6 million as of November 30, 2015 and $4.0 million as of February 28, 2015. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments were $2.4 million leaving net investments of $0.8 million after the margin account borrowings of $1.6 million for the period ending November 30, 2015 and $6.5 million leaving net investments of $2.5 million after the margin account borrowings of $4.0 million for the period ending February 28, 2015, respectively. The margin interest rate is 2%.

Note 8. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months
	Ended November 30,
	2015	2014
Cash paid for:
Interest	$51	$54

Income taxes, net of refunds	(722)	$40

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

Note 9. – Shareholder’s Equity

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine month periods ended November 30, 2015 and 2014 (in thousands, except per share data):

		Weighted
		Average	Earnings (Loss)
	Net	Common Shares	Per
	Income (Loss)	Outstanding	Share
Nine months ended November 30, 2015
Basic-continuing operations	$(5,275)	5,915	$(0.89)
Basic-discontinued operations	201		0.03
Effect of dilution:
Diluted-continuing operations
Diluted-discontinued operations	—	1	—

Diluted	$(5,074)	5,916	$(0.86)

Nine months ended November 30, 2014
Basic-continuing operations	$(2,548)	6,517	$(0.39)
Basic-discontinued operations	17		0.00
Effect of dilution:
Diluted-continuing operations	—	—	—
Diluted-discontinued operations	—	12	—

Diluted	$(2,531)	6,529	$(0.39)

Three months ended November 30, 2015
Basic-continuing operations	$(2,062)	5,894	$(0.35)
Basic-discontinued operations	(77)		(0.01)
Effect of dilution:
Diluted-continuing operations
Diluted-discontinued operations	—	3	—

Diluted	$(2,139)	5,897	$(0.36)

Three months ended November 30, 2014
Basic-continuing operations	$(2,836)	6,257	$(0.45)
Basic-discontinued operations	17		0.00
Effect of dilution:
Diluted-continuing operations	—	—	—
Diluted-discontinued operations	—	5	—

Diluted	$(2,819)	6,262	$(0.45)

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

Stock-Based Compensation Plans

For the nine-month period ended November 30, 2015 and 2014, the Company recognized general and administrative expenses of $9.6 thousand and $6.3 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of November 30, 2015, total unrecognized compensation costs related to stock options granted was $6.1 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

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

The Company granted 10,000 options during the nine month periods ended November 30, 2015 and 2014, respectively.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the nine month period ended November 30, 2015, the Company purchased 71,406 shares at an average price of $1.61 per share. During the nine month period ended November 30, 2014, the Company purchased 1,027,936 shares at an average price of $3.37 per share. Under this program, an additional 502,644 shares remain authorized to be repurchased by the Company at November 30, 2015.

Note 10. – Income Taxes

The effective tax rate for the nine months ended November 30, 2015 and 2014 was 0% and (3.0)%, respectively. The Company lost $2.1 million dollars for the quarter ending November 30, 2015 which resulted in a tax benefit of approximately $0.8 million. Due to the recent losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero tax expense for the quarter. As of November 30, 2015 and February 28, 2015, the Company has established a valuation allowance of $6.4 million and $4.3 million, respectively, on the Company’s current and non-current deferred tax assets.

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

Note 11. – Discontinued Operations

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

The summarized financial information for discontinued operations for the three months and nine months ended November 30, 2015, is as follows:

	Three months ending November 30, 2015	Nine months ending November 30, 2015
Net sales	1,422	4,971
Cost of goods sold	1,226	4,031

Gross profit	196	940

Operating expenses
Selling and delivery	20	47
General and administrative	253	721

Total operating expenses	273	768

Operating profit from discontinued operations	(77)	172

Other income (expense)	—	29
Interest expense	—	—

Other, net	—	29

Income from discontinued operations before income taxes	(77)	201

Income tax expense	—	—

Income from discontinued operations	(77)	201

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

Note 12. – Subsequent Events

On December 8, 2015 the Company entered a claim in the Cathode Ray Tube (CRT) Antitrust Litigation class action case. Deadline for claims to be submitted was December 10, 2015. The Company does not know the amount that could potentially be awarded to the Company. The Plaintiff’s attorneys expect payments could be distributed as early as the summer of 2016.

In December, 2015, the Company borrowed $250 thousand from the Company’s Chief Executive Officer (CEO) on a short term basis and repaid the $250 thousand in January, 2016. The Company has borrowed money from the CEO in the past, most recently in May 2015 and it was repaid in June, 2015.

The Company’s investment account is sustaining further unrealized losses since the balance sheet date of November 30, 2015. As of January 8, 2016 the balance in the account has decreased from $754 thousand to $244 thousand. The Company is invested in dividend paying energy stocks.

Video Display Corporation and Subsidiaries

November 30, 2015

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

Liquidity- As of and during the nine month period ended November 30, 2015, the Company operated using cash from operations and investing activities. The Company believes it can operate the Company with existing cash flows for the current level of business. Should business increase dramatically or an acquisition candidate be found, the Company may need to find more permanent sources of capital to fund the growth.

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes the adequacy of its inventory reserves at November 30, 2015 and February 28, 2015 to be adequate.

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

Results of Operations

The following table sets forth, for the three and nine months ended November 30, 2015 and 2014, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Sales
Simulation and Training (VDC Display Systems)	53.3%	70.2%	56.1%	61.2%
Data Display CRT	26.0	24.9	22.0	21.5
Broadcast and Control Centers (AYON Visual)	4.9	(0.3)	4.7	4.8
Cyber Secure Products (AYON Cyber Security)	15.8	5.2	17.2	12.5

Total Company	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	118.5%	81.0%	101.7%	83.1%
Selling and delivery	9.7	8.3	9.4	8.5
General and administrative	53.4	31.6	38.4	27.5

	181.6%	120.9%	149.5%	119.1%

Operating loss	(81.6)%	(20.9)%	(49.5)%	(19.1)%

Interest income/expense	0.7%	(0.0)%	0.3%	0.2%
Other income (loss), net	(5.5)	(60.0)	(19.6)	(7.8)

Loss before income taxes	(86.4)%	(80.9)%	(68.8)%	(26.7)%
Income tax benefit	—	(1.2)	—	(0.8)

Net loss from continuing operations	(86.4)	(79.7)	(68.8)	(25.9)

Income from discontinued operations, net of income tax	(3.2)	0.5	2.6	0.2

Net income (loss)	(89.6)%	(79.2)%	(66.2)%	(25.7)%

Net sales

Consolidated net sales were down 22.1% for the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014. Sales for the Company’s VDC Display Systems division were down 28.6% for the nine months ending November 30, 2015 when compared to last year’s nine months ending November 30, 2014. The simulation market has experienced many delays on new contracts and upgrades, but the Company is beginning to see business conditions improving. The Company expects this division to exceed last year’s revenue by the end of the fiscal year. AYON Visual Solutions business is project driven and last year they completed several large jobs, which they did not have this year. AYON Visual Solution sales are down 23.5% for the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014. AYON Visual Solutions is expecting to hear on several opportunities it has bid on in the fourth quarter as their customer base receives their capital expenditure budget for the upcoming year. The CRT division sales were down by 20.3% for the nine months ended November 30, 2015 over the nine months ended November 30, 2014 or $430 thousand due to the sale of products no longer available. The Company sold out of certain CRT products which accounted for the higher volume last year. The business with their largest customer is

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

expected to continue for at least the next several years with slightly declining volume each year. This division’s primary business is in simulation and training. AYON Cyber Security sales’ increased by 7.0% due to two new customers who have become consistent buyers and consistent business with their old customers. They look to improve even more due to efforts to attract even more customers with their consistent performance. This division is expected to exceed last year’s results due to the increases in the customer base due to its improved quality.

Gross margins

Consolidated gross profits decreased by 107.7% for the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014 and decreased 165.6% for the three months ended November 30, 2015 compared to the three months ended November 30, 2014. The Company had an overall gross margin of (1.7)% for the nine months ended November 30, 2015 compared to a 16.9% gross margin for the nine months ended November 30, 2014.

The consolidated gross profits were impacted by provisions for obsolete inventory. Provisions for obsolete inventory this year for the nine months ended November 30, 2015 was $824.5 million compared to $264.5 million for the nine months ended November 30, 2014. Without these provisions, the consolidated gross profit percent would be 19.8% for the nine months ended November 30, 2015 vs. 19.6% for the nine months ended November 30, 2014. The Company inventories hundreds of thousands of dollars of parts for legacy products. It is hard to predict if and when they will be used, but are necessary to support previously sold products in the field. With this charge to the inventory reserves the Company believes its inventory reserves are adequate. The Company will continue to reserve for future obsolescence as business conditions dictate.

The overall trend for all the divisions was lower gross margins due to lower sales and not absorbing fixed costs as well. The Company is working to combine its two Florida businesses, VDC Display Systems and AYON Cyber Security in one location. VDC Display Systems is anticipated to move in by February, 2016 and AYON Cyber Security to soon follow. We believe this will significantly decrease costs for both businesses. If successful this move, along with the expected increase in sales for both divisions over the next six months, should greatly increase their gross margins. AYON Visual Solutions (AVS) gross margins are up on a percentage basis, but their sales have been so sporadic that the comparison is not meaningful. The yearly comparison of actual gross margin dollars is flat. The Company expects AVS to improve upon their performance thus far this year and to start landing some of the many quotes that are outstanding. Many of their potential customers are waiting for their projects to be approved in their own company’s budget for the upcoming year. The Data Display CRT division gross margins have declined over last year due to product mix differences and some very profitable last time sales that occurred in the third quarter last year, that are not anticipated to recur.

Operating expenses

Operating expenses as a percentage of sales increased to 47.8% for the nine months ended November 30, 2015 as compared to 36.0% for the nine months ended November 30, 2014. The increase is primarily due to an impairment charge to intangible assets and a decrease in the revenue base adequate to absorb corporate overhead costs. The Company was able to control fixed costs, such as rent and other administrative costs, on flat sales volumes. The increase in operating expenses of $0.1 million includes $0.5 for impairment charges to intangible assets, which is offset by cost cutting measures. The Company expects operating expenses to continue to decrease due to additional cost cutting measures enacted during the Company’s fourth quarter of this fiscal year and additional savings scheduled for the first quarter of the Company’s next fiscal year.

The operating expenses for the quarter ended November 30, 2015 as a percentage of sales increased to 63.1% compared to 39.8% for the quarter ended November 30, 2014. The increase in operating expenses of $0.1 million includes $0.5 for impairment charges to intangible assets, which is offset by cost cutting measures. The Company expects these costs to remain at these levels for the upcoming fourth quarter of the fiscal year while increasing revenues. Additional cost cutting measures are slated for the Company’s first quarter of its next fiscal year.

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

Other income (expense)

For the three months and nine months ended November 30, 2015, the Company experienced a loss of $0.1 million and $1.5 million, respectively. For the three months ended November 30, 2015, the losses were due to net investment losses offset by $51 thousand in rental income. The Company was invested heavily in energy stocks, which fared poorly due to the decline in the price of oil. For the nine months ended November 30, 2015, the losses were due primarily to losses in the investment account of $1.9 million offset by dividend income of $0.3 million and rental income of $0.1 million. For the three months and nine months ended November 30, 2014, the Company lost $2.1 million and $0.7 million, respectively.

The Company experienced a non-operating loss of $0.7 million during the nine months ended November 30, 2014. These losses were primarily driven by unrealized losses on trading investments of $2.7 million, offset by realized gains of $1.3 million, dividend income of $0.3 million and a gain on the sale of a building of $0.4 million.

Interest expense

Interest expense was $10.3 thousand for the three months and $50.6 thousand for the nine months ending November 30, 2015 compared to $26.2 thousand for the three months and $54.1 thousand for the nine months ending November 30, 2014. The Company also earned $76.7 thousand in interest income for nine months ending November 30, 2015.

The interest expense (approximately $3.0 thousand per month) is related to the balance owed on a building the Company owns in Pennsylvania and the interest on the margin balance in the Company’s investment account, which is a 2% rate.

Income taxes

The effective tax rate for the nine months ended November 30, 2015 and 2014 was 0% and (3.0) %, respectively. The Company lost $2.1 million dollars for the quarter ending November 30, 2015 which resulted in a tax benefit of approximately $0.8 million. Due to the recent losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero tax expense for the quarter. As of November 30, 2015 and February 28, 2015, the Company has established a valuation allowance of $6.4 million and $4.3 million, respectively, on the Company’s current and non-current deferred tax assets.

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

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

On November 17, 2014 Video Display reacquired Lexel Imaging, Inc. when Citadal Partners, LLC defaulted on two notes payable to Video Display Corporation owed as financing on the original sale of the Lexel Imaging. Lexel Imaging is still presented as discontinued operations as Video Display Corporation is still considering offers for the sale of the entity.

Lexel Imaging earned $0.2 million for the nine months ended November 30, 2015 primarily due to a strong second quarter in which they were able to improve production yields and ship more product. Management believes they can sustain the yield improvements and have a profitable second half of the fiscal year. The subsidiary has a backlog in excess of $7.0 million.

Liquidity and Capital Resources

The Company has sustained losses for each of the last two years and has seen a decline in both its working capital and liquid assets during this time. These losses were a combination of low revenues at all the divisions and excessive expenses incurred by certain divisions. During the nine month period ending November 30, 2015 the Company has operated using cash from operations and investing activities. Between May 31, 2015 and November 30, 2015 the Company used $0.6 million in cash from continuing operations compared to break-even cash flows from continuing operations during the same period last fiscal year. The Company has $7.7 million in working capital at November 30, 2015, including $1.1 million in liquid assets, and $12.2 million in working capital at February 28, 2015, including $2.6 million in liquid assets. Subsequent to November 30, 2015 the Company experienced additional losses to its investment balances of $0.5 million (Note 12).

The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues subsequent to November 30, 2015. The Company has a plan to reduce expenses at the divisions and at the corporate location with the expectation that recurring costs will be decreased by over $1.0 million per year. The Company projects an operating profit for the upcoming fourth quarter of the fiscal year and for the upcoming fiscal year ending February 28, 2017. Based on the projected increase in revenues and the cost cutting plans, management believes that the Company will meet its obligations.

Management continues to explore options to monetize certain long-term assets of the business, and to obtain financing needed to fund an increase in revenues. The Company continues to hold negotiations to sell its Lexel Imaging subsidiary, and is expecting a settlement payment from an Antitrust litigation class action case (Note 12).

Management believes it can continue to operate the Company with existing cash flows from the current level of business. The Company continually monitors its cash and financing positions in order to find ways to lower its costs and to produce positive operating cash flow. The Company examines possibilities to grow its business through internal sales and niche acquisitions. There could be an impact on working capital requirements to fund this growth. As in the past, the intent is to finance such projects with operating cash flows; however, more permanent sources of capital may be required in certain circumstances. If additional funding is required, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Cash provided by operations for the nine months ended November 30, 2015 was $20 thousand. The net loss from operations was $5.1 million and adjustments to reconcile net loss to net cash were $3.3 million including realized and unrealized loss on investments of $1.9 million, a gain from discontinued operations of $0.2 million and depreciation and reserves change of $1.1 million. Changes in working capital provided $1.8 million, primarily due to a decrease in prepaid taxes due to a $0.7 million refund from the federal government and states, a decrease in inventories of $1.3 million offset by a decrease in payables of $0.1 million. Cash used in operations for the nine months ended November 30, 2014 was $0.6 million.

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

Investing activities provided cash of $2.8 million due to the net sales of $2.3 million from the sale of investments, cash advance repayment from discontinued operations of $0.6 million and capital expenditures of $0.1 million during the nine months ended November 30, 2015, compared to $6.3 million used for the purchase of investments, $0.1 for fixed asset acquisitions and proceeds of $0.5 million from the sale of a building during the nine months ended November 30, 2014.

Financing activities used cash of $2.5 million, primarily for the repayment of marginal float on the investment account of $2.4 and the repurchase of treasury stock and used cash of $0.1 million for the nine months ended November 30, 2015. The Company received $3.4 million in financing activities for the nine months ended November 30, 2014.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock on the open market, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the nine months ended November 30, 2015, the Company repurchased 71,406 shares at an average price of $1.61 per share. For the nine months ended November 30, 2014, the Company purchased 1,027,936 shares at an average price of $3.37 per share. Under the Company’s stock repurchase program, an additional 502,644 shares remain authorized to be repurchased by the Company at November 30, 2015.

The Company borrowed $80 thousand from the Company’s Chief Executive Officer in May 2015 with a zero interest rate. This was borrowed on a short term basis and repaid in June 2015. There was no balance of this loan at November 30, 2015.

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

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at November 30, 2015 and February 28, 2015 to be adequate.

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

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

Intangible and Other Long-Term Assets

The Company evaluated the intangible asset for impairment and has determined it appropriate to record an impairment charge equal to the remaining value of this intangible asset ($471 thousand) this quarter due to declining sales associated with this asset in accordance with the processes prescribed in ASC 350 “Intangible Assets” and ASC 360 “Property, Plant, and Equipment”. The sales to these customers have been declining, only 46% to budget for the first nine months this fiscal year.

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of November 30, 2015 and February 28, 2015 the Company has established a valuation allowance of $6.4 million and $4.3 million, respectively on the Company’s current and non-current deferred tax assets.

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At November 30, 2015, the Company did not record any liabilities for uncertain tax positions.

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

In May, 2014, the FASB issued ASU 2014-09 “Revenue with Contracts from Customers”. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. The new guidance(i) removes inconsistencies, and weaknesses in revenue recognition requirements, (ii) provides a more robust framework for addressing revenue recognition issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v)simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

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

November 30, 2015

(unaudited)

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

Subsequent Events

On December 8, 2015 the Company entered a claim in the Cathode Ray Tube (CRT) Antitrust Litigation class action case. Deadline for claims to be submitted was December 10, 2015. The Company does not know the amount that could potentially be awarded to the Company. The Plaintiff’s attorneys expect payments could be distributed as early as the summer of 2016.

In December, 2015, the Company borrowed $250 thousand from the Company’s Chief Executive Officer (CEO) on a short term basis and repaid the $250 thousand in January, 2016. The Company has borrowed money from the CEO in the past, most recently in May 2015 and it was repaid in June, 2015.

The Company’s investment account is sustaining further unrealized losses since the balance sheet date of November 30, 2015. As of January 8, 2016 the balance in the account has decreased from $754 thousand to $244 thousand. The Company is invested in dividend paying energy stocks.

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

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2015. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2015.

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

November 30, 2015

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

Video Display Corporation and Subsidiaries

November 30, 2015

(unaudited)

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

VIDEO DISPLAY CORPORATION

January 14, 2016	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 14, 2016	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer