Form 10-K
period 2016-02-29
VIDEO DISPLAY CORP
filed 2016-05-26
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     YES   ☐    NO  ☒

As of August 31, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the Over the Counter Markets “OTCMKTS” was $4,212,058.

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2016 was 5,890,748.

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

Description of Principal Business

The Company generates revenues from the manufacturing and distribution of displays and display components. The Company operates primarily in four divisions: simulation and training products, cyber secure products, Data display CRTs, and broadcast and control center products.

Consolidated Net Sales by division for fiscal 2016 are comprised of the following:

Simulation and Training Products (61%)

Cyber Secure Products (19%)

Data Display CRTs (17%)

Broadcast and Control Center Products (3%)

A more detailed discussion of sales by category of product is included under the section entitled “Principal Products by Division.”

The Company’s manufacturing and distribution facilities are located in Kentucky, Georgia and Florida.

The Company continues to explore opportunities to expand its product offerings in the display industry. The Company anticipates that this expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company’s position in the display industry. Management continually evaluates product trends externally in the industry and internally in the divisions in which the Company operates. During the last two years, the Company expended research and development funds (approximately $0.2 million in fiscal 2016 and $0.1 million in fiscal 2015) in high-resolution projection displays and active matrix liquid crystal display (“AMLCD”) technologies, for commercial and military applications.

Segment Information

We operate and manage our business as one segment. The four divisions have similarities such as the types of products and markets served. Therefore, we believe they meet the criteria for aggregation under the applicable authoritative guidance and, as such, are reported as one segment within the Consolidated Financial Statements.

Principal Products by Division

Simulation and Training Products

The Company’s simulation and training products operations are conducted in Cape Canaveral, Florida’s VDC Display Systems (Display Systems).

This portion of the Company’s operations, which contributed approximately 61% of fiscal 2016 consolidated net sales, involves the design, engineering, and manufacture of digital projector display units. The Company customizes these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.

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

Cyber Secure Products

The Company acquired the AYON Cyber Security (“ACS”) division in March 2012. ACS was formerly known as Hetra Products and most recently as StingRay56 before becoming part of Video Display Corporation. ACS specializes in advanced TEMPEST technology, also known as Emanation Security (EMSEC), products and custom engineering solutions to include extreme environmental performance and survivability technologies (MIL-STD-810 and DO-160) in support of military forces, intelligence agencies, prime contractors and niche commercial sectors worldwide. ACS has a long history of specializing in TEMPEST technology. In addition to its TEMPEST products and services, the business also provides various contract services to government agencies and prime contractors. Services performed include design and testing solutions for defense and niche commercial uses worldwide. ACS has offices in the U.S. and Canada, a Reseller Relationship/Partner in Europe and technology partners around the globe. This division represented approximately 19% of fiscal 2016 consolidated net sales.

Data Display CRTs

Since its organization in 1975, the Company has been engaged in the distribution and original equipment manufacturers (OEMs) of Cathode ray tubes (CRTs) using new and recycled CRT glass bulbs, primarily in the replacement market, for use in data display screens, including computer terminal monitors, medical monitoring equipment and various other data display applications and in television sets.

The Company’s Tucker, Georgia location is the Company’s primary distribution point for data display CRTs purchased from outside sources.

The Company also distributes new CRTs and other electronic tubes purchased from OEMs. The Company sells CRTs into the replacement market which sometimes takes five to seven years to develop; these purchased inventories sometimes do not sell as quickly as other inventories. Bulk CRT purchases have declined over the past few years as the Company is managing current inventory levels against the anticipated reduction in future CRT demand due to the growth of flat panel technology.

The Company maintains an internal sales organization to sell directly to OEMs and their service organizations.

In addition to factors affecting the overall market for such products, the Company’s sales volume in the CRT replacement markets is dependent upon the Company’s ability to provide prompt response to customers’ orders, while maintaining quality control and competitive pricing. The Data Display division represented approximately 17% of fiscal 2016 consolidated net sales.

Broadcast and Control Center Products

The Company began a start-up operation in July 2011, AYON Visual Solutions, as the North American distributor of a German company, eyevis GmbH. The division sells high-end visual display products for use in video walls and command and control centers.

The division has been built thus far by partnering with consultants and system integrators. These partners have first-hand knowledge of the needs of the market and have been educated about the division’s products. Management believes the division will continue to grow by expanding their network of partners and product offerings as eyevis GmbH introduces new products. This division represented approximately 3% of fiscal 2016 consolidated net sales.

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

Working Capital Practices

Currently, the only outstanding debt of the Company is $0.2 million secured by a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company is currently operating using cash from operations and investing activities. The Company has a $4.9 million working capital balance at February 29, 2016, including $0.6 million in liquid assets.

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues subsequent to February 29, 2016. The Company has a plan to reduce expenses at the divisions, as well as at the corporate location with the expectation that expenses will be decreased by more than $1.7 million per year. Management continues to explore options to monetize certain long-term assets of the business, including current negotiations to sell its Lexel Imaging subsidiary where a final sale is expected during fiscal year ending February 28, 2017. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Concentration of Customers

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, industrial and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 49% and 41% of consolidated net sales for fiscal 2016 and 2015, respectively. Sales to foreign customers were approximately 19% and 15% of consolidated net sales for fiscal 2016 and 2015, respectively. The Company had two customers, Lockheed Martin that comprised 35.1%, and Flight Safety that comprised 10.1% of the Company’s consolidated net sales in fiscal 2016. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $0.6 million at February 29, 2016 and $0.6 million at February 28, 2015. It is anticipated that more than 85% of the February 28, 2016 backlog will ship during fiscal 2017.

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

Research and Development

The objectives of the Company’s research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing display systems and electron optic technology. The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative costs. Research and development costs were approximately $0.2 million and $0.1 million in fiscal 2016 and fiscal 2015 respectively.

Employees

As of February 29, 2016, the Company employed 121 persons on a full-time basis. Of these, 44 were employed in executive, administrative, and clerical positions, 6 were employed in sales and distribution, and 71 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory.

Competition

The Company believes that it has a competitive advantage in the display industry due to its ability to engineer custom display solutions for a variety of industrial, military and commercial applications, its ability to provide internally produced component parts, and its manufacturing flexibility. As a result, the Company can offer more customization in the design and engineering of new products. With the operations of VDC Display Systems, AYON Visual Solutions and AYON Cyber Security, the Company believes it has become one of the leading suppliers within each of these specialty display markets.

The Company now operates in several markets in the areas of custom electronic solutions. The Company’s VDC Display Systems division specializes in projector design and video solutions, and the Company’s AYON Cyber Security division specializes in making electronic devices cyber secure. The Company became the North American distributor for the German company, Eyevis GmbH, focusing on configurable visual solutions for command and control and other large format visuals in the energy, utility, transportation, industrial and security markets.

The Company is a wholesale distributor of OEM CRTs purchased from other manufacturers and from Lexel Imaging, Inc. The Company believes it is the only company that offers complete service in replacement markets with its manufacturing and recycling capabilities. The Company’s ability to compete effectively in this market is dependent upon its continued ability to respond promptly to customer orders and to offer competitive pricing.

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

History of losses and declining liquidity

Declining liquidity and lack of credit availability could have important consequences, including:

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

We currently derive a portion of our net sales (49% in fiscal 2016) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less than twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.

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

Competitors or third-parties may infringe on our intellectual property.

The Company holds patents with respect to certain products and services. The Company also sells products under various trademarks and trade names. Should competitors or third-parties infringe on these rights, costly legal processes may be required to defend our intellectual property rights, which could adversely affect our business.

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

The Company anticipates that flat panel and other technology products, due to their lower space and power requirements, has become the display of choice in many display applications. Given this shift, the Company has focused its efforts and its acquisition strategy toward flat panel technologies. If the Company is unable to replace any future declines in CRT sales with products based on other technologies, our business may be adversely affected.

Future acquisitions may not provide benefits to the Company.

The Company’s growth strategy includes expansion through acquisitions that enhance the profitability and shareholder value of the Company. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. There can be no assurance that the Company will be able to complete further acquisitions or that past or future acquisitions will not have a material adverse impact on the Company’s consolidated operations.

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

Our stock is now quoted on the OTC Markets and the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices, if at all.

Changes to estimates, or operating results that are lower than our current estimates, may cause us to incur impairment charges.

If the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying value, then it applies the processes prescribed in FASB ASC Topic 360 “Property, Plant, and Equipment.” We make certain estimates and projections in connection with our impairment analyses for other long-term assets. If these estimates or projections change or prove incorrect, we may be required to record impairment charges. If these impairment charges were significant, our consolidated financial position or results of operations would be adversely affected.

International factors could negatively affect our business.

A significant portion of our consolidated net sales (19% in fiscal 2016) is made to foreign customers. We also receive a significant amount of our raw materials from foreign vendors. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

•	Economic downturns;

•	Currency exchange rate and interest rate fluctuations;

•	Changes in governmental policy or laws including, among others, those relating to taxation;

•	International military, political, diplomatic and terrorist incidents;

•	Government instability;

•	Nationalization of foreign assets;

•	Natural disasters; and

•	Tariffs and governmental trade policies.

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

The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires
Tucker, Georgia	59,000	March 31, 2022
Stone Mountain, Georgia	45,000	May 31, 2018(b)
Palm Bay, Florida	21,388	Month to Month
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Cape Canaveral, Florida	30,000	Month to Month
Cocoa, Florida	34,500	February 19, 2025

(a)	The Birdsboro, Pennsylvania property secures mortgage loans from a bank with a principal balance of $0.2 million as of February 29, 2016. This mortgage loan bears an interest rate of approximately 4.00%. Monthly principal and interest payments of approximately $5,000 are payable through October 2021.
(b)	The Company’s lease terminated on March 23, 2016 when the building was sold. The Company consolidated its operations in its Tucker, GA. Location.

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

The following table shows the range of prices for the Company’s common stock as reported by NASDAQ and the OTCMKTS for each quarterly period beginning on March 1, 2014. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 29, 2016		February 28, 2015
Quarter Ended	High	Low	High	Low
May	$2.65	$1.20	$3.87	$3.12
August	1.25	1.00	3.40	3.11
November	1.30	1.03	3.25	2.72
February	1.10	0.56	3.11	2.26

There were approximately 325 holders of record of the Company’s common stock as of May 15, 2016.

Payment of cash dividends in the future will be dependent upon the consolidated earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 29, 2016 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.

Stock Option Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	83,000	$3.73	731,000

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 29, 2016, the Company repurchased 71,406 shares at an average price of $1.61 per share and during the fiscal year ended February 28, 2015, the Company repurchased 1,058,459 shares at an average price of $3.35 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 502,644 shares remain authorized to be repurchased by the Company at February 29, 2016.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company manufactures and distributes a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment—the manufacturing and distribution of displays and display components. The Company is organized into four interrelated operations aggregated into one reportable segment:

•	Simulation and Training Products– offers a wide range of projection display systems for use in training and simulation, military, medical, and industrial applications.

•	Cyber Secure Products – provides advanced TEMPEST technology and (EMSEC) products. This business also provides various contract services including the design and testing solutions for defense and niche commercial uses worldwide.

•	Data Display CRTs – offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Broadcast and Control Center Products – offers high-end visual display products for use in video walls and command and control centers.

During fiscal 2016, management of the Company focused key resources on strategic efforts to support the efforts of operations to increase market share. The Company also seeks to look for acquisition opportunities that enhance the profitability and shareholder value of the Company. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management—The Company monitors its inventory for obsolescence due to the rapid changes in display technology. The Company increased the inventory reserves $0.9 million in the fiscal year ending February 29, 2016 and disposed of $0.1 million in various raw material parts and demo equipment at its VDC Display division.

The Company’s remaining business units utilize different inventory components than the divisions had in the past. The Company provides monthly for an obsolescence reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at February 29, 2016 to be adequate.

Operations

The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):

(See Item 1. Business – Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions.)

	2016		2015
	Amount	%	Amount	%
Net Sales
Simulation and Training	$7,074	60.9%	$8,106	63.2%
Data Display CRTs	2,012	17.3	2,671	20.9
Broadcast and Control Centers	369	3.2	473	3.7
Cyber Secure Products	2,167	18.6	1,568	12.2

Total Company	11,622	100.0	12,818	100.0

Costs and expenses
Cost of goods sold	$11,042	95.0%	$11,433	89.2%
Selling and delivery	992	8.6	1,115	8.7
General and administrative	3,217	27.7	3,789	29.6
Loss on impairment of intangible assets	471	4.0	—	—

	15,722	135.3	16,337	127.5
Loss from operations	(4,100)	(35.3)	(3,519)	(27.5)
Interest income/expense	42	0.4	15	0.1
Investment loss	(2,528)	(21.8)	(1,736)	(13.5)
Loss on impairment of note receivable	(228)	(2.0)	—	—
Other income, net	140	1.3	483	3.8

Loss before income taxes	(6,674)	(57.4)	(4,757)	(37.1)
Income tax expense	0	0	1,280	(10.0)

Net (loss) from continuing operations	$(6,674)	(57.4)%	$(6,037)	(47.1)%

Income from discontinued operations, net of income tax expense	528	4.5	44	0.3

Net income (loss)	$(6,146)	(52.9)%	$(5,993)	(46.8)%

Fiscal 2016 Compared to Fiscal 2015

Net Sales

Consolidated net sales decreased $1.2 million or 9.3% to $11.6 million for fiscal 2016, compared to $12.8 million for fiscal 2015 due to a $1.0 million decrease at its VDC Display Systems division. VDC Display Systems had some business delayed and pushed into the next year causing them to fall short of the previous year’s revenues. As the Company heads into its new fiscal year, VDC Display Systems is forecasting a substantial increase in its revenues and is optimistic that a number of new contracts will be secured this year.

The Company has transitioned into a video display solutions company, but still services the existing CRT markets, which overall account for approximately 17% of the Company’s revenues. The Company’s largest remaining division is VDC Display Systems, which services the simulation and training markets. VDC Display Systems sales decreased by 12.7% in fiscal 2016 compared to fiscal 2015, $7.1 million in fiscal 2016 to $8.1 million in fiscal 2015 primarily due to delays in two existing programs VDC Display Systems supplies. The division is expected to improve this next fiscal year due to new business in the government-related sector.

The Data Display CRTs decreased their net sales for fiscal 2016 compared to fiscal 2015 by 24.7% or $0.7 million. The sales decrease was primarily due to large infrequent purchases on CRTs in fiscal 2015 which were not available in fiscal 2016. Business is expected to be strong with their largest customer, but overall sales for this division are expected to decrease as more businesses switch to flat panel technology.

AYON Cyber Security, which services the emanation security market saw their sales increase by $0.6 million or 38.2% to $2.2 million in fiscal 2016 from $1.6 million in fiscal 2015. The sales increase was primarily due to sales to new customers. The cyber security division is expected to increase its revenues in fiscal 2017 with further expansion in the government sector and additional penetration in the commercial market.

AYON Visual Solutions had a lackluster year with sales of $0.4 million compared to $0.5 million the prior fiscal year, a decrease of 22.1%. The division is expected to rebound in the new fiscal year with $2.8 million in purchase orders received and a forecast of $3.9 million in sales for the entire year. The division continues to grow its distribution network to create more opportunities.

Gross Margins

Consolidated gross margins decreased to 5.0% for fiscal 2016 from 10.8% for fiscal 2015. Overall gross margin dollars decreased by $0.8 million versus the prior fiscal year.

The Company’s gross margins were affected by the decrease in sales and the inability to cover the fixed costs in the overhead component of the cost of goods sold. The Company expensed $0.9 million for inventory reserves in the current fiscal year, an increase of $0.2 million over last year. The increase occurred at the VDC Display division which contributed to the decrease in gross margins. Another factor was the decrease in gross margin at the Data Display division caused by the decrease this year compared to last year in the last time sales of certain CRTs which are no longer available. Those sales last year were sold at good margins and were unable to be repeated. Management expects to see improvement in margins at all remaining divisions through better pricing and cost reductions.

Operating Expenses

Operating expenses as a percentage of sales increased from 38.2% for fiscal 2015 to 40.3% for fiscal 2016 primarily reflecting an increase in employee health care costs, legal fees and rent. In fiscal 2016, actual expenses decreased by $0.2 million.

The Company is working to reduce costs in all areas of the business to bring its cost structure in line with the current size of the business. The Company has made strategic cuts at the corporate level and is working towards merging its two Florida locations, VDC Display Systems and AYON Cyber Security, which is anticipated to save considerable operating expenses. The remaining business units are also making changes to maximize profitability.

Interest Expense

Interest expense was $0.1 million for fiscal 2016 and for fiscal 2015. The Company also earned $0.1 million in interest income for fiscal 2015. Interest expense includes (approximately $1.0 thousand per month) relating to debt owed on a building the Company owns in Pennsylvania and on the margin balance in the Company’s investment account, which is 2%.

Other Income (loss)

In fiscal 2016, the Company lost $2.6 million in other income, primarily to losses of $2.8 million in realized and unrealized losses in the investment account and $0.2 million recognized loss on a note receivable, which was offset by $0.3 million in dividend income and $0.1 million in rental income. In fiscal 2015, the Company experienced a loss of $1.2 million due primarily to unrealized losses in the investment account of $2.0 million offset by dividend income of $0.3 million, a gain on the sale of a building of $0.4 million and rental income of $0.1 million

Income Taxes

The Company had net loss before taxes of approximately $4.7 million and an income tax benefit of $1.7 million before the valuation allowance of $3 million for a net realized tax expense of approximately $1.3 million for fiscal 2015, an effective rate of 27%, compared to a net loss of $6.1 million and an income tax benefit of $2.2 million before a valuation allowance of $2.2 million in fiscal 2016. The difference between the statutory rate and the effective rate is primarily due to the valuation allowances on the deferred tax assets.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last two years and has seen a decline in both its working capital and liquid assets during this time. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. During the year ended February 29, 2016 the Company operated using cash from operations of $0.8 million, which is primarily generated from a $0.7 million tax refund that is non-recurring in nature. During the year ended February 28, 2015 operational cash flows used $0.4 million. Related to these operational results the Company’s working capital and liquid asset position deteriorated during the year ended February 29, 2016 as presented below:

	February 29, 2016	February 28, 2015
Working capital	$4,855	$10,528
Liquid assets	$636	$2,578

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues subsequent to February 29, 2016. The Company has a plan to reduce expenses at the divisions, as well as at the corporate location with the expectation that expenses will be decreased by more than $1.7 million per year. Management continues to explore options to monetize certain long-term assets of the business, including current negotiations to sell its Lexel Imaging subsidiary where a final sale is expected during fiscal year ending February 28, 2017. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve the operational effectiveness of continuing operations, to liquidate the subsidiary noted above, the procurement of suitable financing, or a combination of these. The uncertainty regarding the potential success of management’s plan create substantial doubt about the ability of the Company to continue as a going concern.

Cash provided by operations was $0.8 million in fiscal 2016 and cash used by operations was $0.4 million in fiscal 2015. During fiscal 2016, the net loss from operations was $6.1 million and adjustments to reconcile net loss to net cash were $4.2 million including realized and unrealized losses on investments of $2.8 million, a gain from discontinued operations of $0.5 million, an increase in inventory reserves of $0.9 million, an increase of $0.3 million in depreciation and amortization, $0.5 million of impairment losses of intangible assets and $0.2 million of impairment losses of note receivable. Changes in working capital provided $2.7 million, primarily due to a decrease in inventories of $1.6 million, a decrease in refundable income taxes of $0.7 million, a decrease in accounts receivable of $0.5 million, and an increase in notes receivable of $0.1 million, offset by a decrease in deferred revenue of $0.1 million. During fiscal 2015, adjustments to reconcile net loss to net cash for operating activities used $2.4 million and net working capital items increased by $2.0 million. Of this the Company had adjustments to reconcile the net loss to net cash that included $6.0 million operating loss, $0.4 gain on disposal of assets and $1.0 adjustment for deferred income taxes, realized/unrealized losses on investments of $2.0 million, $0.5 million in inventory reserves and $0.4 million in depreciation and amortization. The changes in the net cash for the working capital items included $2.3 million for inventory and $0.1 million for prepaid and other assets offset by a decrease in accounts payable of $0.5 million, a decrease in deferred revenue of $0.1 million and an increase in accounts receivable of $0.1 million.

Investing activities provided $3.3 million in fiscal 2016 and used $3.6 million of cash in fiscal 2015. Investing activities in fiscal 2016 consisted of the sale of investment securities of $10.6 million, the purchase of investment securities of $7.5 million, the cash advances from discontinued operations of $0.3 million and capital expenditures of $0.1 million. Investing activities in fiscal 2015 consisted of the net purchase of $3.7 million in trading investments, $0.3 million of cash advances to a discontinued subsidiary and capital expenditures of $0.2 million. This was offset by the proceeds of the sale of a building for $0.5 million. The Company is expected to invest an additional $0.2 million to upgrade the Cocoa, Florida location to accommodate the merger of the two Florida businesses into one facility. The Company does not anticipate any additional significant investments in capital assets for fiscal 2017 beyond normal maintenance requirements.

Financing activities used $3.7 million in fiscal 2016, primarily from marginal float on the investment account of $3.6 million and the purchase of $0.1 million of treasury stock. Financing activities provided cash of $0.6 million in fiscal 2015. Proceeds from marginal float on the investment account were $4.1 million, which was offset by the purchase of $3.5 million of treasury stock and the payment of $0.1 million in debt.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 29, 2016, the Company repurchased 71,406 shares at an average price of $1.61 per share and during the fiscal year ended February 28, 2015, the Company repurchased 1,058,459 shares at an average price of $3.35 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 502,644 shares remain authorized to be repurchased by the Company at February 29, 2016.

Transactions with Related Parties, Contractual Obligations, and Commitments

The Company leases two buildings from the Company’s CEO in Tucker, Georgia and one building owned by Ordway Properties LLC in Cocoa, Florida. The buildings in Tucker, Georgia serve as the warehouse operations for the CRT division and the corporate headquarters. The Company’s Stone Mountain lease terminated on March 23, 2016 when the building location was sold. The Company consolidated its operations in its Tucker, GA. location. The building in Cocoa, Florida will be the new operational site for both VDC Display Systems (currently in Cape Canaveral) and AYON Cyber Security (currently in Palm Bay). See Note 10.

The Company also borrows money from the Chief Executive Officer on a short term basis when funds are needed. See Note 6. On March 30, 2016 Video Display Corporation entered into an assignment with recourse of their note receivable from Z-Axis, Inc. with Ronald D. Ordway and Jonathan R. Ordway for the sum of $912 thousand. The balance on the note at the time of the assignment was $1.14 million. The Company recognized an impairment of this note in the amount of $228 thousand to net realizable value at February 29, 2016. The Company also retains the right to repurchase the note at any time for 80% of the outstanding principle balance. In the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining balance plus any accrued interest.

Contractual Obligations

Future contractual maturities of long-term debt, future contractual obligations due under operating leases, and other obligations at February 28, 2016 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$183	$52	$131	$—	$—
Short term obligations	85	85	—	—	—
Interest obligations on long-term debt (a)	12	6	6	—	—
Operating lease obligations	3,062	507	1,182	787	586
Warranty reserve obligations	15	15	—	—	—

Total	$3,357	$665	$1,319	$787	$586

(a)	This line item was calculated by utilizing the effective rate on outstanding debt as of February 29, 2016.

Critical Accounting Estimates

Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, contract revenue recognition as well as profitability or loss recognition estimates, and the sufficiency of the valuation reserve relating to deferred tax assets. The Company uses the following methods and assumptions in determining its estimates:

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. In fiscal 2016, the Company increased the inventory reserves by $0.9 million, primarily at VDC Display Systems. The Company determined VDC Display Systems is the most vulnerable to inventory obsolescence due to the size and age of its inventory and the changes in its market segment. In fiscal 2015, the Company disposed of an additional $0.3 million of inventory at the VDC Display Systems facility and increased the reserves by another $0.3 million in various raw materials and demo equipment as they reduced inventories they are holding for legacy repairs. The reserve for inventory obsolescence was approximately $1.3 million and $0.5 million at February 29, 2016 and February 28, 2015, respectively.

The Company’s remaining business units utilize different inventory components than the divisions had in the past. The Company provides monthly for an obsolescence reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence.

There have been significant changes in management’s estimates in fiscal 2016 and 2015 due to the rapidly changing business conditions in the display markets and the Company adjusted its reserves based on the remaining inventories and the remaining businesses it operates. The Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has established a valuation allowance of $6.9 million on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC Topic 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At February 29, 2016, the Company did not record any liabilities for uncertain tax positions.

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

The guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period; however, a one year delay has been approved with the issuance of ASU 2015-14 “Revenue with Contracts from Customers”. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements. Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern”. Prior to its effective date there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable.) This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. (ASU 2015-11), “Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods. Early adoption is permitted. The Company does not believe this standard will have a material effect on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. (ASU 2015-17), “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. Each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of this update to have a significant effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. (ASU 2016-02), “Leases”. ASU 2016-02 increases transparency and comparability among organizations by requiring entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about the lease arrangements. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance on the Company’s consolidated financial statements.

Impact of Inflation

Inflation has not had a material effect on the Company’s results of operations to date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risks include changes in technology and government spending. The rapid advances in video and projection technology present a challenge for the Company’s management and engineers to be able to meet the ever changing demands in the markets in which it operates. The Company did a significant amount of business with the government (49% of revenues) in fiscal 2016. Failure of the government to continue to fund programs in the Company’s markets could have a detrimental effect on the Company.

Item 8. Financial Statements and Supplementary Data.

Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Video Display Corporation

We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the “Company”) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended February 29, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Video Display Corporation and subsidiaries as of February 29, 2016 and February 28, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended February 29, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and a decline in working capital and liquid assets during the year ended February 29, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carr, Riggs & Ingram, LLC

Atlanta, Georgia

May 26, 2016

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 29,	February 28,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$491	$62
Trading investments, at fair value	145	2,516
Accounts receivable, less allowance for bad debts of $16 and $52, respectively	1,072	1,504
Note receivable	200	32
Inventories, net	4,476	7,005
Income taxes refundable	—	720
Prepaid expenses and other current assets	104	61
Assets of discontinued operations	3,361	2,831

Total current assets	9,849	14,731

Property, plant and equipment:
Land	154	154
Buildings	2,614	2,593
Machinery and equipment	3,507	7,282
Construction in process	94	—

	6,369	10,029
Accumulated depreciation	(5,073)	(8,658)

Net property, plant and equipment	1,296	1,371

Note receivable	728	1,070
Intangible assets, net	—	559
Other assets	29	29
Assets of discontinued operations	42	70

Total assets	$11,944	$17,830

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 29,	February 28,
	2016	2015
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$720	$719
Accrued liabilities	616	603
Current maturities of long-term debt	52	50
Notes payable to officers and directors	85	—
Billings in excess of costs	160	—
Liabilities of discontinued operations	1,420	1,145

Total current liabilities	3,053	2,517
Long-term debt, less current maturities	131	183
Deferred rent	300	420

Total liabilities	3,484	3,120

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,891 outstanding at February 29, 2016, and 9,732 issued and 5,962 outstanding at February 28, 2015	7,293	7,293
Additional paid-in capital	182	170
Retained earnings	17,253	23,399
Treasury stock, 3,841 shares at February 29, 2016 and 3,770 shares at February 28, 2015, at cost	(16,268)	(16,152)

Total shareholders’ equity	8,460	14,710

Total liabilities and shareholders’ equity	$11,944	$17,830

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	February 29, 2016	February 28, 2015
Net sales	$11,622	$12,818
Cost of goods sold	11,042	11,433

Gross profit	580	1,385

Operating expenses
Selling and delivery	992	1,115
General and administrative	3,217	3,789
Loss on impairment of intangible assets	471	—

	4,680	4,904

Operating loss	(4,100)	(3,519)

Other income (expense)
Interest income, net	42	15
Investment loss	(2,528)	(1,736)
Loss on impairment of note receivable	(228)	—
Other, net	140	483

Total other income (expense)	(2,574)	(1,238)

Loss from continuing operations before income taxes	(6,674)	(4,757)
Income tax expense	—	1,280

Net loss from continuing operations	$(6,674)	$(6,037)
Income from discontinued operations, net of income tax expense	528	44

Net (loss)	$(6,146)	$(5,993)

Net income (loss) per share:
From continuing operations-basic	$(1.13)	$(0.95)

From continuing operations-diluted	(1.13)	(0.95)

From discontinued operations-basic	$0.09	$0.01

From discontinued operations-diluted	0.09	0.01

Average shares outstanding – basic	5,909	6,384

Average shares outstanding – diluted	5,910	6,393

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 28, 2014	7,020	7,293	160	29,392	(12,611)
Net loss	—	—	—	(5,993)	—
Repurchase of treasury stock	(1,058)				(3,541)
Share based compensation	—	—	10	—	—

Balance, February 28, 2015	5,962	7,293	170	23,399	(16,152)
Net loss	—	—	—	(6,146)	—
Repurchase of treasury stock	(71)	—	—	—	(116)
Share based compensation	—	—	12	—	—

Balance, February 29, 2016	5,891	$7,293	$182	$17,253	$(16,268)

*	Common Shares are shown net of Treasury Shares

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	February 29, 2016	February 28, 2015
Operating Activities
Net loss	$(6,146)	$(5,993)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(528)	(44)
Depreciation and amortization	308	378
Provision for doubtful accounts	17	27
Provision for inventory reserve	916	519
Non-cash charge for share based compensation	12	10
Loss for impairment of intangible assets	471	—
Loss for impairment of note receivable	228	—
Deferred income taxes	—	1,003
Gain on disposal of assets	2	(364)
Realized/unrealized loss on investments	2,821	2,034
Other	—	(9)
Changes in working capital items:
Accounts receivable	416	(111)
Inventories	1,635	2,392
Note receivable	(86)	(95)
Prepaid expenses and other assets	(43)	103
Accounts payable and accrued liabilities	10	(548)
Deferred revenue	(120)	(120)
Cost, estimated earnings and billings, net on uncompleted contracts	160	—
Income taxes refundable/payable	724	377

Net cash provided by (used in) operating activities	797	(441)

Investing Activities
Capital expenditures	(170)	(63)
Proceeds from sale of property, plant & equipment	—	500
Cash advances (to)/from Discontinued Operations	300	(315)
Purchases of investments	(7,475)	(78,847)
Proceeds from sale of investments	10,636	75,089

Net cash provided by (used in) investing activities	3,291	(3,636)

Financing Activities
Proceeds from note receivable	32	—
Repayments of long-term debt	(50)	(48)
Payments received from notes receivable	—	100
Purchase of treasury stock	(116)	(3,541)
Proceeds from marginal float	(3,610)	4,130
Proceeds from notes payable to officers and directors	285	—
Repayments of notes payable to officers and directors	(200)	—

Net cash provided by (used in) financing activities	(3,659)	641
Discontinued Operations
Operating activities	404	(204)
Investing activities	—	—
Financing activities	(300)	315

Net cash provided by discontinued operations	104	111
Net change in cash and cash equivalents	533	(3,327)
Cash and cash equivalents, beginning of year	62	3,499

Cash and cash equivalents, end of year	595	172
Cash and cash equivalents, discontinued operations	104	110

Cash and cash equivalents, continuing operations	$491	$62

The accompanying notes are an integral part of these consolidated statements.

See Note 13 for supplemental cash flow information.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Fiscal Year

All references herein to “2016” and “2015” mean the fiscal years ended February 29, 2016 and February 28, 2015, respectively. Unless otherwise noted, these policies and disclosures pertain to our continuing operations.

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

Basis of Accounting

“The FASB Accounting Standards Codification” (“FASB ASC”) establishes the source of authoritative accounting standards generally accepted in the United States of America (“U.S. GAAP”) recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The FASB amends the FASB ASC through Accounting Standards Updates (“ASUs”). ASCs and ASUs are referred to throughout these consolidated financial statements.

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

Banking and Liquidity

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last two years and has seen a decline in both its working capital and liquid assets during this time. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. During the year ended February 29, 2016 the Company operated using cash from operations of $0.8 million, which is primarily generated from a $0.7 million tax refund that is non-recurring in nature. During the year ended February 28, 2015 operational cash flows used $0.4 million. Related to these operational results the Company’s working capital and liquid asset position deteriorated during the year ended February 29, 2016 as presented below:

	February 29, 2016	February 28, 2015
Working capital	$4,855	$10,528
Liquid assets	$636	$2,578

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues subsequent to February 29, 2016. The Company has a plan to reduce expenses at the divisions, as well as at the corporate location with the expectation that expenses will be decreased by more than $1.7 million per year. Management continues to explore options to monetize certain long-term assets of the business, including current negotiations to sell its Lexel Imaging subsidiary where a final sale is expected during fiscal year ending February 28, 2017. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve the operational effectiveness of continuing operations, to liquidate the subsidiary noted above, the procurement of suitable financing, or a combination of these. The uncertainty regarding the potential success of management’s plan create substantial doubt about the ability of the Company to continue as a going concern.

Revenue Recognition

Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collect-ability can be reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.

In accordance with FASB ASC Topic 605-45 “Revenue Recognition: Principal Agent Considerations”, shipping, and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping costs of $0.1 million and $0.2 million were included in the fiscal years ended 2016 and 2015, respectively.

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

Research and Development

The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative expenses. Research and development costs were approximately $0.2 million in the fiscal year ended 2016 and $0.1 in the fiscal year ended 2015.

Cash and Cash Equivalents and Investments

Highly liquid investments with a maturity date of three months or less at the date of purchase are considered to be cash equivalents. Investment securities that are held by the Company, are bought and held principally for the purpose of selling them in the near term, are classified as “trading” and principally consist of equity securities and mutual funds. These trading investments are carried at fair value with realized gains or losses and changes in fair value included in operations. Unrealized (losses) on trading securities held were approximated ($2.7) million and ($2.8) million on February 29, 2016 and February 28, 2015 respectively.

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 29, 2016 and February 28, 2015 (in thousands):

	February 29, 2016	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options, and ETF (long)	$542	$542	—	—

Total value of investments	542	542	—	—
Current liabilities:
Margin balance	(397)	(397)	—	—

Total value of liabilities	(397)	(397)	—	—

Total	$145	$145	—	—

	February 28, 2015	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options, and ETF (long)	$6,308	$6,308	—	—
Stocks, options, and ETF (short)	(10)	(10)	—	—
Mutual Funds	226	226	—	—

Total value of investments	6,524	6,524	—	—
Current liabilities:
Margin balance	(4,008)	(4,008)	—	—

Total value of liabilities	(4,008)	(4,008)	—	—

Total	$2,516	$2,516	—	—

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

The following is a roll-forward of the allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 29, 2016	$52	$17	$(53)	$16
February 28, 2015	$40	$27	$(15)	$52

Warranty Reserves

The Company records, under the provisions of FASB ASC Topic 460-10-25 “Guarantees: Recognition”, a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available.

The warranty reserve is determined by recording a specific reserve for known warranty issues and a general reserve based on claims experience. The Company considers actual warranty claims compared to net sales, then adjusts its reserve liability accordingly. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. Management believes that historically its procedures have been adequate and does not anticipate that its assumptions are reasonably likely to materially change in the future.

Inventories

Inventories consist primarily of CRTs, electron guns, monitors, digital projectors, video components and electronic parts. Inventories are stated at the lower of cost (primarily first-in, first-out) or market.

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. In fiscal 2016, the Company increased the inventory reserves by $0.9 million, primarily at VDC Display Systems. The Company determined VDC Display Systems is the most vulnerable to inventory obsolescence due to the size and age of its inventory and the changes in its market segment. In fiscal 2015, the Company disposed of $0.3 million of inventory at the VDC Display Systems facility and increased the reserves by another $0.3 million in various raw materials and demo equipment as they reduced inventories they are holding for legacy repairs. The reserve for inventory obsolescence was approximately $1.3 million and $0.5 million at February 29, 2016 and February 28, 2015, respectively.

The Company’s remaining business units utilize different inventory components than the divisions had in the past. The Company provides monthly for an obsolescence reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. Depreciation expense totaled approximately $220 thousand and $253 thousand for the fiscal years ended 2016 and 2015, respectively. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred. The Company is expected to invest an additional $0.2 million to upgrade the Cocoa, Florida location to accommodate the merger of the two Florida businesses into one facility. The Company does not anticipate any additional significant investments in capital assets for fiscal 2017.

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

Intangibles

Intangible assets consisted of customer lists for legacy products for the airline industry. The Company evaluated the asset for impairment and determined it was appropriate to record an impairment charge equal to the remaining value of the intangible asset during the Company’s third quarter ending November 30, 2015. The sales to these customers had been declining, and were only 46% to budget for the fiscal year. The amount of the impairment was $471 thousand. Amortization expense related to the intangible assets before the impairment charge to operations was approximately $88 thousand and $125 for the fiscal years ended February 29, 2016 and February 28, 2015, respectively.

Stock-Based Compensation Plans

The Company accounts for employee share-based compensation under the fair value method and uses an option pricing model for estimating the fair value of stock options at the date of grant as required by FASB ASC Topic 718-10-30, “Compensation – Stock Compensation: Initial Measurement”. For the fiscal years ended February 29, 2016 and February 28, 2015, the Company recognized immaterial amounts of share-based compensation in general and administrative expense; the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of February 29, 2016, total unrecognized compensation costs related to stock options and shares of restricted stock granted was $4.7 thousand. The amount of unrecognized share based compensation cost is expected to be recognized ratably over a period of approximately one year.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014 the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 29, 2016, the Company repurchased 71,406 shares at an average price of $1.61 per share and during the fiscal year ended February 28, 2015, the Company repurchased 1,058,459 shares at an average price of $3.35 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 502,644 shares remain authorized to be repurchased by the Company at February 28, 2016.

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

Deferred income taxes as of February 29, 2016 and February 28, 2015 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards, less any valuation allowance.

The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of February 29, 2016 and February 28, 2015 the Company did not have any material unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued as of February 29, 2016 and February 28, 2015.

The Company’s tax years ended February 28, 2015, 2014, and 2013 remain open to examination by the Internal Revenue Service (“IRS”).

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

The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for 2016 and 2015, (in thousands, except for per share data):

	Net Income (loss)	Average Shares Outstanding	Net Income (loss) Per Share
2016
Basic-continuing operations	$(6,674)	5,909	$(1.13)
Basic-discontinued operations	528	5,909	0.09
Effect of dilution:
Options	—	1	0.00

Diluted earnings per share	$(6,146)	5,910	$(1.04)

2015
Basic-continuing operations	$(6,037)	6,384	$(0.95)
Basic-discontinued operations	44	6,384	0.01
Effect of dilution:
Options	—	9	0.00

Diluted earnings per share	$(5,993)	6,393	$(0.94)

Stock options, debentures, and other liabilities convertible into 83,000 and 73,000 shares, respectively, of the Company’s common stock were anti-dilutive and, therefore, were excluded from the fiscal 2016 and 2015 diluted earnings (loss) per share calculation.

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

Sales to foreign customers were 19% of consolidated net sales for fiscal 2016 and 15% for fiscal 2015.

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

The guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period; however, a one year delay has been approved with the issuance of ASU 2015-14, “Revenue with Contracts from customers”. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements. Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern”. Prior to its effective date there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable.) This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. (ASU 2015-11), “Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods. Early adoption is permitted. The Company does not believe this standard will have a material effect on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. (ASU 2015-17), “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. Each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of this update to have a significant effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. (ASU 2016-02), “Leases”. ASU 2016-02 increases transparency and comparability among organizations by requiring entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about the lease arrangements. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance on the Company’s consolidated financial statements.

Note 2. Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following (in thousands):

	February 29,	February 28,
	2016	2015
Costs incurred to date on uncompleted contracts	$912	$—
Estimated earnings recognized to date on these contracts	724	—

	1,636	—
Billings to date	(1,796)	—

Billings in excess of costs and estimated earnings	$(160)	$—

Costs and estimated earnings in excess of billings	$—	$—
Billings in excess of costs and estimated earnings	(160)	—

	$(160)	$—

Billings in excess of costs and estimated earnings are the results of contracts in progress (jobs) in completing orders to customers’ specifications on contracts accounted for under FASB ASC Topic 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts.” Costs included are material, labor, and overhead. These jobs require design and engineering effort for a specific customer purchasing a unique product. The Company records revenue on these fixed-price and cost-plus contracts on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable. Billings are generated based on specific contract terms, which might be a progress payment schedule, specific shipments, etc. None of the above contracts in progress contains post-shipment obligations. Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

As of February 29, 2016 and February 28, 2015, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 29, 2016 and February 28, 2015, there were no progress payments that had been netted against inventory.

Note 3. Intangible Assets

Intangible assets consist of customer lists for airlines using legacy products. The Company evaluated the asset for impairment and determined it appropriate to record an impairment charge equal to the remaining value of this intangible asset in the third quarter of this fiscal year due to declining sales associated with this asset. The amount of the impairment is $471 thousand. Amortization expense related to intangible assets was $88 thousand for fiscal 2016 (excluding the impairment charge) and $125 thousand for fiscal 2015. As of February 29, 2016 and February 28, 2015, the cost and accumulated amortization of intangible assets was as follows (in thousands):

	February 29, 2016		February 28, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents/designs	$233	$233	$233	$233
Customer lists	2,863	2,863	2,863	2,304
Non-compete agreements	1,000	1,000	1,000	1,000
Other intangibles	6	6	6	6

	$4,102	$4,102	$4,102	$3,543

Note 4. Inventories

Inventories consisted of the following (in thousands):

	February 29,	February 28,
	2016	2015
Raw materials	$3,878	$5,309
Work-in-process	199	438
Finished goods	1,669	1,751

	5,746	7,498
Reserves for obsolescence	(1,270)	(493)

	$4,476	$7,005

During fiscal 2016, the Company disposed of inventories of $0.1 million of which $0.1 was previously reserved for through inclusion in the inventory reserve. During fiscal 2015, the Company disposed of inventories of $0.3 million of which none were previously reserved for through inclusion in the inventory reserve.

The following is a roll forward of the Inventory Reserves (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 29, 2016	$493	$916	$(139)	$1,270
February 28, 2015	$111	$519	$(137)	$493

Note 5. Lines of Credit and Long-Term Debt

Currently, the only commercial debt of the Company is $0.2 million it owes on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company had outstanding margin account borrowing of $0.4 as of February 29, 2016 and $4.0 million as of February 28, 2015. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments as of February 29, 2016 were $0.5 million leaving net investments of $0.1 million after the margin account borrowings of $0.4 million and as of February 28, 2015 were $6.5 million leaving net investments of $2.5 million after the margin account borrowings of $4.0 million. The margin interest rate is 2%.

Long-term debt consisted of the following (in thousands):

	February 29,	February 28,
	2016	2015
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (4.00% as of February 29, 2016); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	183	233

	183	233
Less current maturities	(52)	(50)

	$131	$183

Future maturities of lines of long-term debt are as follows (in thousands):

Year	Amount
2017	$52
2018	55
2019	56
2020	20

$183

Note 6. Notes Payable to Officers and Directors

The Company’s Chief Executive officer lent the Company $285 thousand dollars during the Company’s fiscal year ended February 29, 2016. The Company repaid $200 thousand before the end of the year and the remaining $85 thousand was repaid in April, 2016. The $85 thousand was shown as a current payable on the Company’s February 29, 2016 balance sheet. The interest rate was eight percent. The Company paid $3 thousand interest on this loan for fiscal 2016.

Note 7. Accrued Expenses and Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2016 and 2015. The Company provides no other guarantees.

	2016	2015
Balance at beginning of year	$23	$45
Provision for current year sales	37	57
Warranty costs incurred	(45)	(79)

Balance at end of year	$15	$23

Accrued liabilities consisted of the following (in thousands):

	February 29, 2016	February 28, 2015
Accrued compensation and benefits	$199	$203
Accrued customer deposits	61	107
Accrued warranty	15	23
Accrued professional fees	214	149
Accrued other	127	121

	$616	$603

Note 8. Stock Options

Upon recommendation of the Board of Directors of the Company, on August 25, 2006, the shareholders of the Company approved the Video Display Corporation 2006 Stock Incentive Plan (“Plan”), whereby options to purchase up to 500,000 shares of the Company’s common stock may be granted and up to 100,000 restricted common stock shares may be awarded. Options may not be granted at a price less than the fair market value, determined on the day the options are granted. Options granted to a participant who is the owner of ten percent or more of the common stock of the Company may not be granted at a price less than 110% of the fair market value, determined on the day the options are granted. The exercise price of each option granted is fixed and may not be re-priced. The life of each option granted is determined by the plan administrator, but may not exceed the lesser of seven years from the date the participant has the vested right to exercise the option, or nine years from the date of the grant. The life of an option granted to a participant who is the owner of ten percent or more of the common stock of the Company may not exceed five years from the date of grant. All full-time or part-time employees, and Directors of the Company, are eligible for participation in the Plan. In addition, any consultant or advisor who renders bona fide services to the Company, other than in connection with the offer or sale of securities in a capital-raising transaction, is eligible for participation in the Plan. The plan administrator is appointed by the Board of Directors of the Company. The Plan may be terminated by action of the Board of Directors, but in any event will terminate on the tenth anniversary of its effective date.

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

Information regarding the stock option plans is as follows:

	Number of Shares (in thousands)	Average Exercise Price Per Share
Outstanding at February 28, 2014	72	$4.37
Granted	19	2.82
Forfeited or expired	(18)	3.83

Outstanding at February 28, 2015	73	$4.10
Granted	10	1.06
Forfeited or expired	—	0.00

Outstanding at February 29, 2016 Options exercisable	83	$3.73
February 28, 2015	73	$4.55
February 29, 2016	83	3.74

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2016 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2016 (in thousands)	Weighted Average Exercise Price
$1.00 – 1.25	10	9.0	$1.06	0	$1.06
2.44 – 2.44	9	2.0	2.44	9	2.44
3.17 – 3.27	17	4.9	3.18	7	3.20
3.59 – 3.65	18	2.0	3.62	18	3.62
4.00 – 4.20	18	4.6	4.11	18	4.11
7.65 – 7.71	11	0.8	7.68	11	7.68

	83	3.8	$3.74	63	$4.25

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

Note 9. Taxes on Income

Provision (benefit) for income taxes in the consolidated statements of income consisted of the following components (in thousands):

	Fiscal Year Ended
	February 29,	February 28,
	2016	2015
Current:
Federal	$—	$391
State	—	(114)

	—	277

Deferred:
Federal	—	883
State	—	120

	—	1,003

Total	$—	$1,280

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to income before income taxes as follows (in thousands):

	Fiscal Year Ended
	February 29, 2016	February 28, 2015
Statutory U.S. federal income tax rate	$(2,269)	$(1,327)
State income taxes, net of federal benefit	(196)	(114)
Research and experimentation credits	—	(15)
Valuation allowance	2,483	2,739
Non-deductible expenses	—	19
Other	(18)	(22)

Taxes at effective income tax rate	$—	$1,280

The income tax expense effective tax rate for fiscal 2016 was 0% compared to 27% for fiscal 2015. The lower effective rate in 2016 compared to the effective rate in 2015 was primarily due to the valuation allowance the Company recognized on deferred tax benefits not expected to be realized, research and experimentation credits, the non-deductible losses and various other permanent items.

The deferred tax assets were reduced by a valuation allowance because, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that a 100% valuation allowance is needed due to recent taxable net operating losses, the sale of profitable divisions and the limited taxable income in the carry back periods.

The sources of the temporary differences and carry forwards, and their effect on the net deferred tax asset consisted of the following (in thousands):

	February 29,	February 28,
	2016	2015
Current deferred tax assets(liabilities):
Uniform capitalization costs	$141	$123
Inventory reserves	470	183
Accrued liabilities	114	119
Allowance for doubtful accounts	6	19
Other	(22)	(10)
Valuation Allowance	(709)	(434)

Net current deferred tax assets	—	—
Non-current deferred tax assets:
Amortization of intangibles	81	185
Deferred rent	111	155
Non-deductible losses	2,285	1,035
State net operating loss carry-forward	491	381
Federal net operating loss carry-forward	2,622	1,908
Federal tax credit carry forward	318	—
Foreign tax credit carry-forward	99	99
Basis difference of property, plant and equipment	135	97
Valuation allowance	(6,142)	(3,860)

Net non-current deferred tax assets	—	—

Net deferred tax assets	$—	$—

Current asset Non-current asset	$ — —	$ — —

	$—	$—

The Company has available federal and state net operating loss carryforwards of $7.7 million and $11.8 million, respectively. The net operating loss carryforwards expire in fiscal 2036, if not used.

Note 10. Benefit Plan

The Company maintains defined contribution plans that are available to all employees. The Company did not make a contribution in the fiscal year ended February 29, 2016 or February 28, 2015 to the Company’s 401(k) plan.

Note 11. Commitments and Contingencies

Operating Leases

The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases, expiring at various dates through 2025. These leases provide that the Company pay taxes, insurance, and other expenses on the leased property and equipment. Rent expense for all leases was approximately $0.9 million and $0.8 million in fiscal 2016 and 2015, respectively.

Future minimum rental payments due under these leases are as follows (in thousands):

Fiscal Year	Amount
2017	$507
2018	390
2019	393
2020	398
2021	394
Thereafter	980

$3,062

Related Party Leases

Included above are leases for manufacturing and warehouse facilities leased from the Company’s chief executive officer and Ordway Properties, LLC under operating leases expiring at various dates through 2025. Rent expense under these leases totaled approximately $508 thousand in fiscal 2016 and $314 thousand in fiscal 2015. The Company’s Stone Mountain lease terminated on March 23, 2016 when the building location was sold. The Company consolidated its operations in its Tucker, GA. location.

Future minimum rental payments due under these leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2017	$394
2018	384
2019	388
2020	394
2021	394
Thereafter	980

$2,934

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

The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 49% and 41% of consolidated net sales in fiscal 2016 and 2015, respectively. Sales to foreign customers were 19% and 15% of consolidated net sales in fiscal 2016 and 2015, respectively. The Company had two customers who comprised more than 10% of the Company’s sales in fiscal year 2016, Lockheed Martin (35%) and Flight Safety (10.1%). The Company had one account who comprised more than 10% in fiscal 2015, Lockheed Martin (27%). The accounts are in good standing with the Company.

The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 13. Supplemental Cash Flow Information

	Fiscal Year Ended (in thousands)
	February 29,	February 28,
	2016	2015
Cash paid for:
Interest	$61	$78

Income taxes, net of refunds	$(725)	$(100)

Non-cash activity:
Lexel Imaging Reacquisition -	$—	$473

Accounts receivable
Lexel Imaging Reacquisition—
Note receivable	$—	$900

Receipt of note receivable in conjunction with the sale of Z-Axis, Inc	$—	$95

Note 14. Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 29, 2016 and February 28, 2015, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share due to rounding. Excludes discontinued operations:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$2,360	$2,923	$2,387	$3,952
Gross profit (loss)	64	250	(422)	708
Net income (loss)	(1,569)	(1,366)	(2,139)	(1,072)
Basic net income (loss) per share	$(0.26)	$(0.23)	$(0.36)	$(0.19)
Diluted net income (loss) per share	$(0.26)	$(0.23)	$(0.36)	$(0.19)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$3,695	$2,592	$3,557	$2,974
Gross profit (loss)	977	14	674	(280)
Net income (loss)	139	149	(2,836)	(3,445)
Basic net income (loss) per share	$0.02	$0.02	$(0.45)	$(0.54)
Diluted net income (loss) per share	$0.02	$0.02	$(0.45)	$(0.54)

Note 15. Gain on Sale of Property, Plant and Equipment

On August 28, 2014, the Company sold its property at 8-18 Riverside Drive in White Mills, PA for $500 thousand. The Company received $497 thousand after closing costs and recognized a gain on sale of $364 thousand.

Note 16. – Discontinued Operations

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

The summarized financial information for discontinued operations for the year-ended February 29, 2016, and February 28, 2015, is as follows:

	Fiscal 2016	Fiscal 2015
Net sales	6,747	1,543
Cost of goods sold	5,294	1,388

Gross profit	1,453	155

Operating expenses
Selling and delivery	46	—
General and administrative	933	163

Total operating expenses	979	163

Operating profit (loss) from discontinued operations	474	(8)

Other income	61	75
Interest expense	—	—

Other, net	61	75
Gain on sale of assets	—	—

	61	75

Income from discontinued operations before income taxes	535	67
Income tax expense	7	23

Income from discontinued operations	528	44

Note 17. Subsequent Events

On March 30, 2016 Video Display Corporation entered into an assignment with recourse of their note receivable from Z-Axis, Inc. with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The balance on the note at the time of the assignment was $1.14 million. The Company recognized an impairment of this note in the amount of $228 thousand to net realizable value at February 29, 2016. The Company also retains the right to repurchase the note at any time for 80% of the outstanding principle balance. In the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. The note receivable is collateralized by a security interest in the share of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item9A (T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 29, 2016). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 29, 2016, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 29, 2016 our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2016 fiscal year end (the “2016 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2016 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.

Item 11. Executive Compensation.

The information contained in the 2016 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2016 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in the 2016 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services.

The information contained in the 2016 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm

Condensed Consolidated Balance Sheets as of February 29, 2016 and February 28, 2015.

Condensed Consolidated Statements of Operations—Fiscal Years Ended

February 29, 2016 and February 28, 2015.

Condensed Consolidated Statements of Shareholders’ Equity –

Fiscal Years Ended February 29, 2016 and February 28, 2015.

Condensed Consolidated Statements of Cash Flows—Fiscal Years Ended February 29, 2016 and February 28, 2015.

Notes to Condensed Consolidated Financial Statements

(b)	Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(a)	Lease dated June 1, 2008 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 4601 Lewis Road, Stone Mountain, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2009 Annual Report on Form 10-K)

10(b)	Lease dated April 1, 2015 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(b) to the Company’s 2015 Annual Report on Form 10-K)

10(c)	Purchase Agreement dated March 26, 2014 by and between the Company and Citidal Partners, LLC, with respect to the sale of the Company’s Lexel Imaging, Inc. subsidiary. (incorporated by reference to Exhibit 10(f) to the Company’s Current Report on Form 8-K dated April 1, 2014.)

10(d)	Lease dated February 19, 2015 by and between Registrant (Lessee) and Ordway Properties LLC (Lessor) with respect to premises located at 5155 King Street, Cocoa, FL. (incorporated by reference to Exhibit 10(g) to the Company’s 2015 Annual Report on Form 10-K)

10(e)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

21	Subsidiary Companies

23.1	Consent of Carr, Riggs & Ingram, LLC

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 26, 2016	VIDEO DISPLAY CORPORATION

	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway	Chief Executive Officer,	May 26, 2016
Ronald D. Ordway	Treasurer and Director
(Principal Executive Officer)

/s/ Gregory L. Osborn	Chief Financial Officer and Director	May 26, 2016
Gregory L. Osborn	(Principal Financial Officer)