Form 10-Q
period 2016-05-31
VIDEO DISPLAY CORP
filed 2016-07-15
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2016.

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

As of May 31, 2016, the registrant had 5,890,748 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	May 31, 2016	February 29, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$648	$491
Trading investments, at fair value	189	145
Accounts receivable, less allowance for doubtful accounts of $10 and $16	644	1,072
Note receivable	163	200
Inventories, net	4,206	4,476
Income taxes refundable	3	—
Prepaid expenses and other	614	104
Assets of discontinued operations	3,424	3,361

Total current assets	9,891	9,849

Property, plant, and equipment
Land	154	154
Buildings	2,486	2,614
Machinery and equipment	3,465	3,507
Construction in process	253	94

	6,358	6,639
Accumulated depreciation and amortization	(4,958)	(5,073)

Net property, plant, and equipment	1,400	1,296

Note receivable	723	728
Other assets	29	29
Assets of discontinued operations	37	42

Total assets	$12,080	$11,944

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	May 31,	February 29,
	2016	2016
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$283	$720
Accrued liabilities	502	616
Current maturities of long-term debt	53	52
Customer deposits	734	—
Current maturities of note payable to officer	163	85
Billings in excess of cost	—	160
Liabilities of discontinued operations	1,165	1,420

Total current liabilities	2,900	3,053

Long-term debt, less current maturities	117	131
Note payable to officer, less current maturities	723	—
Deferred rent	270	300

Total liabilities	4,010	3,484

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,891 outstanding at May 31, 2016 and February 29, 2016	7,293	7,293
Additional paid-in capital	184	182
Retained earnings	16,861	17,253
Treasury stock, shares at cost; 3,841 at May 31, 2016 and February 29, 2016	(16,268)	(16,268)

Total shareholders’ equity	8,070	8,460

Total liabilities and shareholders’ equity	$12,080	$11,944

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Income Statements (unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,
	2016	2015
Net sales	$1,860	$2,360

Cost of goods sold	1,828	2,296

Gross profit	32	64

Operating expenses
Selling and delivery	214	239
General and administrative	639	834

	853	1,073

Operating loss	(821)	(1,009)

Other income (expense)
Interest income	3	3
Other, net	79	(364)

	82	(361)

Loss from continuing operations before income taxes	(739)	(1,370)

Income tax expense	—	—

Net income (loss) from continuing operations	(739)	(1,370)

Income (loss) from discontinued operations, net of income tax effects	347	(199)

Net income (loss)	$(392)	$(1,569)

Net income (loss) per share:

From continuing operations-basic	$(0.13)	$(0.23)

From continuing operations-diluted	$(0.13)	$(0.23)

From discontinued operations-basic	$0.06	$(0.03)

From discontinued operations-diluted	$0.06	$(0.03)

Basic weighted average shares outstanding	5,891	5,957

Diluted weighted average shares outstanding	5,891	5,957

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

Three Months Ended May 31, 2016 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock

Balance, February 29, 2016	5,891	$7,293	$182	$17,253	$(16,268)

Net loss	—	—	—	(392)	—
Share based compensation	—	—	2	—	—

Balance, May 31, 2016	5,891	$7,293	$184	$16,861	$(16,268)

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2016	2015
Operating Activities
Net loss	$(392)	$(1,569)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income)/loss from discontinued operations, net of tax	(347)	199
Depreciation and amortization	55	86
Provision for doubtful accounts	4	23
Provision for inventory reserve	92	92
Non-cash charge for share based compensation	2	3
Deferred rental income	(30)	(30)
Realized/unrealized (gain) loss on investments	(42)	610
Changes in working capital items:
Accounts receivable	424	237
Note receivable	16	(25)
Inventories	179	569
Prepaid expenses and other assets	(510)	(12)
Customer deposits	734	—
Accounts payable and accrued liabilities	(548)	(352)
Cost, estimated earnings and billings on uncompleted contracts	(160)	184
Income taxes refundable/payable	(6)	609

Net cash provided by (used in) operating activities	(529)	624

Investing Activities
Capital expenditures	(158)	(26)
Cash repayment from discontinued operations	35	188
Purchases of investments	(488)	(3,890)
Sales of investments	527	3,752

Net cash provided by (used in) investing activities	(84)	24

Financing Activities
Proceeds from related party loans	912	80
Repayment of loans from related parties	(85)	—
Repayments of long-term debt	(13)	(12)
Purchase of treasury stock	—	(112)
Payments to marginal float	(41)	(24)

Net cash provided by (used in) financing activities	773	(68)

Discontinued Operations
Operating activities	276	129
Investing activities	(35)	(188)

Net cash provided by (used in) discontinued operations	241	(59)

Net change in cash and cash equivalents	401	521
Cash and cash equivalents, beginning of year	595	172

Cash and cash equivalents, end of period	996	693
Cash and cash equivalents, discontinued operations	348	51

Cash and cash equivalents, continuing operations	$648	$642

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

May 31, 2016

Note 1. – Summary of Significant Accounting Policies

The interim condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K as of and for the fiscal year ended February 29, 2016, as filed with the Commission. There are no material changes in accounting policy during the three months ended May 31, 2016.

The consolidated financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the interim condensed consolidated financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 29, 2016 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP).

Note 2. – Banking & Liquidity

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last two years and has seen a decline in both its working capital and liquid assets during this time. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. During the year ended February 29, 2016, the Company operated using cash from operations of $0.8 million, which was primarily generated from a $0.7 million tax refund that was non-recurring in nature. During the quarter ended May 31, 2016 operational cash flows used $0.5 million. Related to these operational results the Company’s working capital and liquid asset position are presented below (in thousands) as of the quarter ended May 31, 2016 and the year-ended February 29, 2016:

	May 31, 2016	February 29, 2016

Working capital	$4,732	$4,855
Liquid assets	$837	$636

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues. The Company has a plan to reduce expenses at the divisions, as well as at the corporate location with the expectation that expenses will be decreased by more than $1.7 million per year. Management continues to explore options to monetize certain long-term assets of the business, including current negotiations to sell its Lexel Imaging subsidiary, presented as discontinued operations, where a final sale is expected during fiscal year ending February 28, 2017. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve revenues, the operational effectiveness of continuing operations, to liquidate the subsidiary noted above, the procurement of suitable financing, or a combination of these. The uncertainty regarding the potential success of management’s plan create substantial doubt about the ability of the Company to continue as a going concern.

Video Display Corporation and Subsidiaries

May 31, 2016

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2016 and February 29, 2016 (in thousands):

	May 31, 2016	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Marketable equity securities	545	545	—	—

Total value of investments	$545	$545	—	—
Current Liabilities:
Margin balance	(356)	(356)	—	—

Total value of liabilities	(356)	(356)	—	—

Total	$189	$189	—	—

	February 29, 2016	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Marketable equity securities	542	542	—	—

Total value of investments	$542	$542	—	—
Current Liabilities:
Margin balance	(397)	(397)

Total value of liabilities	(397)	(397)

Total	$145	$145	—	—

Video Display Corporation and Subsidiaries

May 31, 2016

The Company’s financial instruments which are not measured at fair value on the consolidated balance sheets include cash, accounts receivable, short-term liabilities, and debt. The estimated fair value of these financial instruments were determined using Level 2 inputs and approximate cost due to the short period of time to maturity. Recorded amounts of long-term debt are considered to approximate fair value due to either interest rates that fluctuate with the market or are otherwise commensurate with the current market.

Note 4. – Recent Accounting Pronouncements

In May, 2014, the FASB issued Accounting Standards Update No. (ASU) 2014-09 “Revenue with Contracts from Customers”. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance (i) removes inconsistencies, and weaknesses in revenue requirements, (ii) provides a more robust framework for addressing revenue issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements. Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern”. Prior to its effective date there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable.) This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial position.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods. Early adoption is permitted. The Company does not believe this standard will have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. Each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of this update to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 increases transparency and comparability among organizations by requiring entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about the lease arrangements. The guidance is effective for annual reporting periods

Video Display Corporation and Subsidiaries

May 31, 2016

beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance on the Company’s consolidated financial statements.

Note 5. - Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	May 31, 2016	February 29, 2016

Raw materials	$3,637	$3,878
Work-in-process	240	199
Finished goods	1,586	1,669

	5,463	5,746
Reserves for obsolescence	(1,257)	(1,270)

	$4,206	$4,476

Note 6. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following:

	May 31, 2016	February 29, 2016

Costs incurred to date on uncompleted contracts	$—	$912
Estimated earnings recognized to date on these contracts	—	724

	—	1,636
Billings to date	—	(1,796)

Costs and estimated earnings in excess of billings, net	$—	$(160)

Costs and estimated earnings in excess of billings	$—	$—
Billings in excess of costs and estimated earnings	—	(160)

	$—	$(160)

Costs and estimated earnings in excess of billings are the results of contracts in progress (jobs) in completing orders to customers’ specifications on contracts accounted for under FASB Accounting Standards Codification (ASC) Topic No. 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts.” Costs included are material, labor, and overhead. These jobs require design and engineering effort for a specific customer purchasing a unique product. The Company records revenue on these fixed-price and cost-plus contracts on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are

Video Display Corporation and Subsidiaries

May 31, 2016

only included in contract value when they can be reliably estimated and realization is probable. Billings are generated based on specific contract terms, which might be a progress payment schedule, specific shipments, etc. None of the above contracts in progress contain post-shipment obligations.

Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

As of May 31, 2016 and February 29, 2016, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of May 31, 2016 and February 29, 2016, there were no progress payments that had been netted against inventory.

Note 7. – Long-Term Debt and Other Obligations

Long-term debt consisted of the following (in thousands):

	May 31,	February 29,
	2016	2016
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (4.00% as of May 31, 2016); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	170	183

	170	183
Less current maturities	(53)	(52)

	$117	$131

The Company had outstanding margin account borrowing of $0.3 million as of May 31, 2016 and $0.4 million as of February 29, 2016. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments were $0.5 million leaving net investments of $0.2 million after the margin account borrowings of $0.3 million and $0.5 million leaving net investments of $0.1 million after the margin account borrowings of $0.4 million for the periods ending May 31, 2016 and February 29, 2016, respectively. The margin interest rate is 2%.

Note 8. – Related Party Transactions

The Company owed the Company’s Chief Executive Officer $85 thousand as of February 29, 2016. This money was borrowed during the Company’s fiscal year ended February 29, 2016 at an eight percent interest rate. The Company repaid the funds during the first quarter ending May 31, 2016. Interest paid on this loan during the quarter was $1 thousand. The Company borrowed $80 thousand from the Company’s Chief Financial Officer in May 2015 with a zero interest rate. This was borrowed on a short term basis and repaid in June 2015. The balance of this loan at May 31, 2015 was $80 thousand.

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase

Video Display Corporation and Subsidiaries

May 31, 2016

the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as secured borrowing in accordance with the provisions of ASC 860-10. The $ 0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note at May 31, 2016 was $886 thousand.

Note 9. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended May 31,
	2016	2015
Cash paid for:
Interest	$5	$22

Income taxes, net of refunds	$6	$(609)

Non-cash activity:
Note receivable paid directly to officer	$26	—

Note payable to officer	$(26)	—

Imputed interest expense	$17	—

Imputed interest income	$(17)	—

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended May 31, 2016 and 2015 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Three months ended May 31, 2016
Basic-continuing operations	$(739)	5,891	$(0.13)
Basic-discontinued operations	347	5,891	0.06
Effect of dilution:
Diluted-continuing operations
Diluted-discontinued operations	—	—	—

Diluted	$(392)	5,891	$(0.07)

Three months ended May 31, 2015
Basic-continuing operations	$(1,370)	5,957	$(0.23)
Basic-discontinued operations	(199)	5,957	(0.03)
Effect of dilution:
Diluted-continuing operations	—
Diluted-discontinued operations	—	—	—

Diluted	$(1,569)	5,957	$(0.26)

Video Display Corporation and Subsidiaries

May 31, 2016

Stock-Based Compensation Plans

For the three-month period ended May 31, 2016 and 2015, the Company recognized general and administrative expenses of $1.5 thousand and $3.2 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of May 31, 2016, and May 31, 2015 total unrecognized compensation costs related to stock options granted was $3.3 thousand and $7.9 thousand, respectively. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

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

No options were granted during the three month periods ended May 31, 2016 and 2015.

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

For the quarter ended May 31, 2016, the Company did not purchase any shares of the Video Display Corporation stock. For the quarter ended May 31, 2015, the Company purchased 68,531 shares. Under the Company’s stock repurchase program, an additional 502,644 shares remain authorized to be repurchased by the Company at May 31, 2016.

Video Display Corporation and Subsidiaries

May 31, 2016

Note 11. – Income Taxes

The effective tax rate for the three months ended May 31, 2016 and 2015 was 0%. The Company lost $0.4 and $1.5 million dollars for the quarter ending May 31, 2016 and May31, 2015, respectively, which resulted in a tax benefit of approximately $0.1 and $0.6 million, respectively. Due to the losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero tax expense for the quarter.

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

This subsidiary’s net sales, expenses and net profits are being shown as discontinued operations per ASC 205-20-45 “Reporting Discontinued Operations” for all periods presented. Accordingly, assets and liabilities of this subsidiary are presented as discontinued operations on the interim condensed consolidated balance sheet.

The summarized financial information for discontinued operations for the three months ended May 31, 2016, is as follows:

	Three Months Ending:
	May 31, 2016	May 31, 2015

Net sales	$1,850	$1,095
Cost of goods sold	1,466	1,084

Gross profit	384	11

Operating expenses
Selling and delivery	18	—
General and administrative	190	239

Total operating expenses	208	239

Operating profit from discontinued operations	176	(228)

Other income	181	29

Income (loss) from discontinued operations before income taxes	357	(199)

Income tax expense	10	—

Income (loss) from discontinued operations	$347	$(199)

Video Display Corporation and Subsidiaries

May 31, 2016

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2016 Annual Report to Shareholders, which included audited condensed consolidated financial statements and notes thereto as of and for the fiscal year ended February 29, 2016, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company manufactures and distributes a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment - the manufacturing and distribution of displays and display components. The Company is organized into four interrelated operations aggregated into one reportable segment.

•	Simulation and Training Products – offers a wide range of projection display systems for use in training and simulation, military, medical, entertainment and industrial applications.

•	Cyber Secure Products – offers advanced TEMPEST technology, and (EMSEC) products. This business also provides various contract services including the design and testing solutions for defense and niche commercial uses worldwide.

•	Data Display CRTs– offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Broadcast and Control Center Products – offers high-end visual display products for use in video walls and command and control centers.

During fiscal 2017, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales of the Company’s more profitable product lines and reduce expenses in all areas of the business to bring its cost structure in line with the current size of the business. One of these areas is the merger of its two Florida businesses which is expected to be completed in the second quarter of this fiscal year. Challenges facing the Company during these efforts include:

Liquidity- The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last two years and has seen a decline in both its working capital and liquid assets during this time. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. During the year ended February 29, 2016 the Company operated using cash from operations of $0.8 million, which was primarily generated from a $0.7 million tax refund that was non-recurring in nature. During the quarter ended May 31, 2016 operational cash flows used $0.5 million. Related to these operational results the Company’s working capital and liquid asset position are presented below (in thousands) as of the quarter ended May 31, 2016 and the year-ended February 29, 2016:

	May 31, 2016	February 29, 2016

Working capital	$4,732	$4,855
Liquid assets	$837	$636

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues. The Company has a plan to reduce expenses at the divisions, as well as at the

Video Display Corporation and Subsidiaries

May 31, 2016

corporate location with the expectation that expenses will be decreased by more than $1.7 million per year. Management continues to explore options to monetize certain long-term assets of the business, including current negotiations to sell its Lexel Imaging subsidiary, which is presented as discontinued operations, where a final sale is expected during fiscal year ending February 28, 2017. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve revenues, the operational effectiveness of continuing operations, to liquidate the subsidiary noted above, the procurement of suitable financing, or a combination of these. The uncertainty regarding the potential success of management’s plan create substantial doubt about the ability of the Company to continue as a going concern.

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at May 31, 2016 and February 29, 2016 are adequate.

Results of Operations

The following table sets forth, for the three months ended May 31, 2016 and 2015, the percentages that selected items in the Interim Condensed Consolidated Income Statements bear to total sales:

	Three Months
(in thousands)	Ended May 31
	2016		2015
	Dollars		Dollars
Sales
Simulation and Training (VDC Display Systems)	877	47.1%	1,334	56.5%
Data Display CRT	343	18.4	556	23.6
Broadcast and Control Centers (AYON Visual)	220	11.9	30	1.3
Cyber Secure Products (AYON Cyber Security)	420	22.6	439	18.6

Total Company	1,860	100.0%	2,360	100.0%
Costs and expenses
Cost of goods sold	1,828	98.3%	2,296	97.3%
Selling and delivery	214	11.5	239	10.1
General and administrative	639	34.3	834	35.4

	2,681	144.1%	3,369	142.8%

Operating loss	(821)	(44.1)%	(1,009)	(42.8)%

Interest income	3	0.2%	3	0.1%
Other income, net	79	4.2	(364)	(15.4)

Income/(loss) before income taxes	(739)	(39.7)%	(1,370)	(15.3)%
Income tax expense/ (benefit)	—	—	—	—

Net income/ (loss) from continuing operations	(739)	(39.7)	(1,370)	(58.1)

Income from discontinued operations, net of income tax	347	18.6	(199)	(8.4)

Net income/ (loss)	(392)	(21.1)%	(1,569)	(66.5)%

Video Display Corporation and Subsidiaries

May 31, 2016

Net sales

Consolidated net sales were down 21.2% for the three months ended May 31, 2016 compared to the three months ended May 31, 2015. The Company’s AYON Visual Solutions division was up 633.3% for the quarter from last year’s quarter. Their business is project driven and they completed a couple of projects in the first quarter. They currently have a backlog of $2.5 million which is anticipated to be completed this fiscal year in addition to many other open quotes. We expect this division to improve over last year’s results by the end of the fiscal year. The Display Systems division was down by 34.3% for the quarter or $0.5 million, due primarily to supply programs with major customers who are refreshing the projects with new enhancements and had no orders this quarter. These new enhanced projects are expected to begin shipping in third and fourth quarter this year. The Data Display division showed a decrease of 38.3% due to decreases throughout their customer base. AYON Cyber Security’s sales decreased by 4.2% or $19 thousand. This division is expected to exceed last year’s results due to the increases from the current customer base and addition of new customers.

Gross margins

Consolidated gross margins decreased to 1.7% for the three months ended May 31, 2016 from 2.7% for the three months ended May 31, 2015.

Three of the divisions showed an increase in their gross margin percentage. VDC Display Systems gross margins increased to 26.5% compared to 15.6% for the same three months last year. They had some lower margin sales for the same period last year which did not occur this year. Two of the Company’s divisions, AYON Visual Systems and AYON Cyber Security, had higher gross margins than last year. AYON Visual Solutions surpassed last year’s same quarter gross margins due to a few profitable jobs netting $41 thousand in gross margins compared to last year when gross margins were negative $3 thousand. Fixed expenses for obsolesce inventory with the low sales volume lead to the negative gross margins last year. AYON Cyber Security gross margins increased due to decreased labor costs emanating from efficiencies in the production process. The division is working to improve its efficiencies and cut costs in the manufacturing area of its business. As its revenues increase, they hope to improve on their economies of scale and generate more gross profit dollars. The Company is moving this operation and merging it with VDC Display Systems to control costs. Each of these divisions are expected to improve their results as the year progresses due to upcoming orders they have been pursuing. The Data Display division gross margins decreased to 12.8% for the three months ended May 31, 2016 from 49.5% for the three months ended May 31, 2015, due to lower sales and product mix. They expect to have steady margins with their flight simulator customers, although the business is down 27% for the quarter compared to the same quarter last year. We would expect to see the margins remain above last year’s levels.

Operating expenses

Operating expenses decreased by 20.5% for the three months ended May 31, 2016 compared to the three months ended May 31, 2015 or $220 thousand. The primary reductions were from administrative expenses including professional fees, $87 thousand, salaries $66 thousand, and bad debts, $53 thousand. Overall general and administrative expenses decreased by $199 thousand. The Company expects to continue to contain these costs while increasing revenues.

Interest expense

Interest expense was $22.3 thousand for the quarter ending May 31, 2016 and $22.3 thousand for the quarter ending May 31, 2015. The Company also earned $8.7 thousand in interest income for quarter ending May 31, 2016. The interest expense (approximately $1.0 thousand per month) is related to the balance owed on a building the Company owns in Pennsylvania and the interest on the margin balance in the Company’s investment account, which is a 2% rate.

Video Display Corporation and Subsidiaries

May 31, 2016

Other expense

For the three months ended May 31, 2016, the Company experienced a gain of $0.1 million due primarily to unrealized gains in the investment account of $45 thousand, rental income of $30 thousand and $4 thousand of dividends. For the three months ended May 31, 2015, the Company lost $0.4 million due to investment losses of $0.6 million, offset by dividend income totaling $0.2 million.

Income taxes

The effective tax rate for the three months ended May 31, 2016 and 2015 was 0%. The Company lost $0.4 million and $1.5 million dollars for the quarter ending May 31, 2016 and May 31, 2015 respectively which resulted in a tax benefit of approximately $0.1 million and $0.6 million, respectively. Due to the recent losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero tax expense for the quarter.

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

Lexel Imaging earned $0.3 million for the quarter ending May 31, 2016 compared to a $0.2 million loss for the quarter ended May 31, 2015 primarily due to a 69% increase in revenues. Management believes they can continue to exceed last year’s results. The subsidiary has a backlog in excess of $5.9 million.

Liquidity and Capital Resources

The Company has sustained losses for each of the last two years and has seen a decline in both its working capital and liquid assets during this time. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. During the year ended February 29, 2016 the Company operated using cash from operations of $0.8 million, which was primarily generated from a $0.7 million tax refund that was non-recurring in nature. During the quarter ended May 31, 2016, operational cash flows used $0.5 million. Related to these operational results the Company’s working capital and liquid asset position are presented below (in thousands) as of the quarter ended May 31, 2016 and the year-ended February 29, 2016:

	May 31, 2016	February 29, 2016

Working capital	$4,732	$4,855
Liquid assets	$837	$636

Video Display Corporation and Subsidiaries

May 31, 2016

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues. The Company has a plan to reduce expenses at the divisions, as well as at the corporate location with the expectation that expenses will be decreased by more than $1.7 million per year. Management continues to explore options to monetize certain long-term assets of the business, including current negotiations to sell its Lexel Imaging subsidiary where a final sale is expected during fiscal year ending February 28, 2017. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve revenues, the operational effectiveness of continuing operations, to liquidate the subsidiary noted above, the procurement of suitable financing, or a combination of these. The uncertainty regarding the potential success of management’s plan create substantial doubt about the ability of the Company to continue as a going concern.

Cash used in operations for the three months ended May 31, 2016 was $0.5 million. The net loss from operations was $0.4 million and adjustments to reconcile net loss to net cash were $0.1 million including realized and unrealized loss on investments and deferred rental income of $0.1 million, income from discontinued operations of $0.4 million and depreciation and reserves change of $0.2 million. Changes in working capital provided $0.1 million, primarily due to an increase in customer deposits of $0.7 million, a decrease in accounts receivable of $0.4 million and a decrease in inventories of $0.2 million, offset by an increase in prepaid expenses of $0.5 million, a decrease in payables of $0.5 million and smaller adjustments totaling $0.2 million. Cash provided by operations for the three months ended May 31, 2015 was $0.6 million.

Investing activities used cash of $0.1 million due to the capital expenditures for the Cocoa building during the three months ended May 31, 2016, compared to providing $24 thousand due to the net purchases of $0.1 million from the purchases of investments and cash advance repayment from discontinued operations of $0.2 million during the three months ended May 31, 2015.

Financing activities provided $0.8 million primarily due to the proceeds from related party loan of $0.9 million offset by the repayment of $0.1 million to the CEO for the three months ended May 31, 2016. Financing activities used cash of $0.1 million, primarily from the repurchase of treasury stock for the three months ended May 31, 2015.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock on the open market, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the quarter ended May 31, 2016, the Company did not repurchase any shares. For the quarter ended May 31, 2015, the Company repurchased 68,531 shares at an average price of $1.63 per share. Under the Company’s stock repurchase program, an additional 502,644 shares remain authorized to be repurchased by the Company at May 31, 2016.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s interim condensed consolidated financial statements. These interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the interim condensed consolidated financial statements and

Video Display Corporation and Subsidiaries

May 31, 2016

related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include reserves on inventories, revenue recognition, and the sufficiency of the valuation reserve related to deferred tax assets. The Company uses the following methods and assumptions in determining its estimates:

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at May 31, 2016 and February 29, 2016 are adequate.

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of May 31, 2016 and February 29, 2016 the Company has established a valuation allowance of $7.0 million and $6.9 million, respectively on the Company’s current and non-current deferred tax assets.

Video Display Corporation and Subsidiaries

May 31, 2016

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At May 31, 2016, the Company did not record any liabilities for uncertain tax positions.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements. Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern”. Prior to its effective date there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable.) This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial position.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods. Early adoption is permitted. The Company does not believe this standard will have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. Each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of this update to have a significant effect on the Company’s consolidated financial statements.

Video Display Corporation and Subsidiaries

May 31, 2016

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 increases transparency and comparability among organizations by requiring entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about the lease arrangements. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance on the Company’s consolidated financial statements.

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

Forward-Looking Information and Risk Factors

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016 could cause actual results to differ materially.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2016. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2016.

Video Display Corporation and Subsidiaries

May 31, 2016

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

May 31, 2016

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(a)	Lease dated April 1, 2015 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2015 Annual Report on Form 10-K.)

10(b)	Purchase Agreement dated March 26, 2014 by and between the Company and Citidal Partners, LLC, with respect to the sale of the Company’s Lexel Imaging, Inc. subsidiary. (incorporated by reference to Exhibit 10(f) to the Company’s Current Report on Form 8-K dated April 1, 2014.)

10(c)	Lease dated February 19, 2015 by and between Registrant (Lessee) and Ordway Properties LLC (Lessor) with respect to premises located at 5155 King Street, Cocoa, FL. (incorporated by reference to Exhibit 10(g) to the Company’s 2015 Annual Report on Form 10-K.)

10(e)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

July 15, 2016	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 15, 2016	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer