Form 10-Q
period 2016-08-31
VIDEO DISPLAY CORP
filed 2016-10-14
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2016

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

As of August 31, 2016, the registrant had 5,890,748 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	August 31,	February 29,
	2016	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$455	$491
Trading investments, at fair value	328	145
Accounts receivable, less allowance for doubtful accounts of $24 and $16	2,095	1,072
Note receivable	167	200
Inventories, net	4,212	4,476
Prepaid expenses and other	1,625	104
Assets of discontinued operations	3,078	3,361

Total current assets	11,960	9,849

Property, plant, and equipment
Land	154	154
Buildings	2,661	2,614
Machinery and equipment	3,468	3,507
Construction in progress	—	94

	6,283	6,369
Accumulated depreciation and amortization	(4,944)	(5,073)

Net property, plant, and equipment	1,339	1,296

Note receivable	679	728
Other assets	24	29
Assets of discontinued operations	32	42

Total assets	$14,034	$11,944

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands)

	August 31,	February 29,
	2016	2016
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,649	$720
Accrued liabilities	499	616
Current maturities of long-term debt	53	52
Customer deposits	1,844	—
Current maturities of note payable to officer	167	85
Billings in excess of costs	—	160
Liabilities of discontinued operations	1,106	1,420

Total current liabilities	5,318	3,053
Long-term debt, less current maturities	104	131
Note payable to officer, less current maturities	679	—
Deferred rent	240	300

Total liabilities	6,341	3,484

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,891 outstanding at August 31, 2016 and February 29, 2016.	7,293	7,293
Additional paid-in capital	185	182
Retained earnings	16,483	17,253
Treasury stock, shares at cost; 3,841 at August 31, 2016 and February 29, 2016	(16,268)	(16,268)

Total shareholders’ equity	7,693	8,460

Total liabilities and shareholders’ equity	$14,034	$11,944

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Income Statements (Unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Net sales	$1,953	$2,923	$3,813	$5,283
Cost of goods sold	1,669	2,673	3,497	4,969

Gross profit	284	250	316	314

Operating expenses
Selling and delivery	216	251	430	490
General and administrative	677	838	1,316	1,672

	893	1,089	1,746	2,162

Operating loss	(609)	(839)	(1,430)	(1,848)

Other income (expense)
Interest income/ (expense)	(3)	7	—	10
Investment income/(loss)	139	(1,056)	188	(1,451)
Other, net	(6)	45	24	76

Income (loss) from continuing operations before income taxes	(479)	(1,843)	(1,218)	(3,213)

Income tax expense/(benefit)	—	—	—	—

Net income (loss) from continuing operations	(479)	$(1,843)	(1,218)	$(3,213)

Income from discontinued operations, net of income tax effect	101	477	448	278

Net income (loss)	$(378)	$(1,366)	$(770)	$(2,935)

Net income (loss) per share:
From continuing operations-basic	$(0.08)	$(0.31)	$(0.21)	$(0.54)
From continuing operations-diluted	$(0.08)	$(0.31)	$(0.21)	$(0.54)
From discontinued operations-basic	$0.02	$0.08	$0.08	$0.04

From discontinued operations-diluted	$0.02	$0.08	$0.08	$0.04

Basic weighted average shares outstanding	5,891	5,894	5,891	5,925

Diluted weighted average shares outstanding	5,894	5,894	5,892	5,925

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

Six Months Ended August 31, 2016 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 29, 2016	5,891	$7,293	$182	$17,253	$(16,268)
Net loss	—	—	—	(770)	—
Repurchase of treasury stock	—	—	—	—	—
Share based compensation	—	—	3	—	—

Balance, August 31, 2016	5,891	$7,293	$185	$16,483	$(16,268)

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2016	2015
Operating Activities
Net income (loss)	(770)	$(2,935)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(448)	(278)
Depreciation and amortization	109	171
Provision for doubtful accounts	17	26
Provision for inventory reserve	183	183
Non-cash charge for share based compensation	3	6
Deferred rental income	(60)	(60)
Loss on the disposal of an asset	92	—
Realized/unrealized (gain) loss on investments	(178)	1,716
Changes in working capital items:
Accounts receivable	(1,040)	651
Note receivable	16	(62)
Inventories	80	1,137
Prepaid expenses and other assets	(1,517)	18
Customer deposits	1,844	—
Accounts payable and accrued liabilities	819	(460)
Cost, estimated earnings and billings on uncompleted contracts	(160)	(346)
Income taxes refundable/payable	(6)	716

Net cash provided by (used in) operating activities	(1,016)	483

Investing Activities
Capital expenditures	(244)	(63)
Cash advance from discontinued operations	428	215
Purchases of investments	(596)	(5,098)
Sales of investments	793	7,393

Net cash provided by investing activities	381	2,447

Financing Activities
Proceeds from related party loans	912	80
Repayments of related party loans	(85)	(80)
Repayments of long-term debt	(26)	(25)
Purchase of treasury stock	—	(112)
Repayment/proceeds of marginal float	(202)	(2,401)

Net cash provided by (used in) financing activities	599	(2,538)

Discontinued Operations
Operating activities	368	(6)
Investing activities	(428)	(45)

Net cash provided by (used in) discontinued operations	(60)	(51)

Net change in cash and cash equivalents	(96)	341
Cash and cash equivalents, beginning of year	595	172

Cash and cash equivalents, end of period	499	513
Cash and cash equivalents, discontinued operations	44	59

Cash and cash equivalents, continuing operations	455	454

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

August 31, 2016

Note 1. – Summary of Significant Accounting Policies

The interim condensed consolidated financial statements include the accounts of Video Display Corporation and its majority-owned subsidiaries (the “Company”) after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K as of and for the fiscal year ended February 29, 2016, as filed with the Commission. There are no material changes in significant accounting policies during the six months ended August 31, 2016.

The interim condensed consolidated financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the interim condensed consolidated financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 29, 2016 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP).

Note 2. – Banking & Liquidity

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last two years and has seen a decline in both its working capital and liquid assets during this time. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. During the year ended February 29, 2016, the Company operated using cash from operations of $0.8 million, which was primarily generated from a $0.7 million tax refund that was non-recurring in nature. During the six months ended August 31, 2016 operational cash flows used $1.0 million. Related to these operational results the Company’s working capital and liquid asset position are presented below (in thousands) as of the six months ended August 31, 2016 and the year-ended February 29, 2016:

	August 31, 2016	February 29, 2016
Working capital	$6,646	$4,855
Liquid assets	$783	$636

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues. The Company has a plan to reduce expenses at the divisions, as well as at the corporate location with the expectation that expenses will be decreased by more than $1.7 million per year. Management continues to explore options to monetize certain long-term assets of the business, including current negotiations to sell its Lexel Imaging subsidiary, presented as discontinued operations, where a final sale is expected during fiscal year ending February 28, 2017. The Company secured a $500 thousand line of credit on September 14, 2016. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Video Display Corporation and Subsidiaries

August 31, 2016

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 31, 2016 and February 29, 2016 (in thousands):

	August 31, 2016	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Marketable equity securities	$523	$523	—	—

Total value of investments	$523	$523	—	—
Current Liabilities:
Margin balance	(195)	(195)	—	—

Total value of liabilities	$(195)	$(195)	—	—

Total	$328	$328	—	—

	February 29, 2016	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Marketable equity securities	$542	$542	—	—

Total value of investments	$542	$542	—	—
Current Liabilities:
Margin balance	(397)	(397)	—	—

Total value of liabilities	(397)	(397)	—	—

Total	$145	$145	—	—

Video Display Corporation and Subsidiaries

August 31, 2016

The Company’s financial instruments which are not measured at fair value on the consolidated balance sheets include cash, accounts receivable, short-term liabilities, and debt. The estimated fair value of these financial instruments approximate cost due to the short period of time to maturity. Recorded amounts of long-term debt are considered to approximate fair value due to either rates that fluctuate with the market or are otherwise commensurate with the current market.

Note 4. – Recent Accounting Pronouncements

In May, 2014, the FASB issued Accounting Standards Update No. (ASU) 2014-09 “Revenue with Contracts from Customers”. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance: (i) removes inconsistencies, and weaknesses in revenue requirements, (ii) provides a more robust framework for addressing revenue issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

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

August 31, 2016

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

Note 5.—Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	August 31, 2016	February 29, 2016
Raw materials	$3,735	$3,878
Work-in-process	198	199
Finished goods	1,628	1,669

	5,561	5,746
Reserves for obsolescence	(1,349)	(1,270)

	$4,212	$4,476

Note 6. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following:

	August 31, 2016	February 29, 2016
Costs incurred to date on uncompleted contracts	$—	$912
Estimated earnings recognized to date on these contracts	—	724

	—	1,636
Billings to date	—	(1,796)

Costs and estimated earnings in excess of billings, net	$—	$(160)

Costs and estimated earnings in excess of billings	$—	$—
Billings in excess of costs and estimated earnings	—	(160)

	$—	$(160)

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

Video Display Corporation and Subsidiaries

August 31, 2016

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

As of August 31, 2016, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of August 31, 2016, there were no progress payments that had been netted against inventory.

Note 7. – Long-Term Debt and Other Obligations

Long-term debt consisted of the following (in thousands):

	August 31, 2016	February 29, 2016
Mortgage payable to bank; interest rate at Community Bank base rate plus 0.5% (4.00% as of August 31, 2016); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	157	183

	157	183
Less current maturities	(53)	(52)

	$104	$131

The Company had outstanding margin account borrowings of $0.2 million as of August 31, 2016 and $0.4 million as of February 29, 2016. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments were $0.5 million leaving net investments of $0.3 million after the margin account borrowings of $0.2 million for the period ending August 31, 2016 and $0.5 million leaving net investments of $0.1 million after the margin account borrowings of $0.4 million for the period ending February 29, 2016, respectively. The margin interest rate is 2%.

Note 8. – Related Party Transactions

The Company owed the Company’s Chief Executive Officer $85 thousand as of February 29, 2016. This money was borrowed during the Company’s fiscal year ended February 29, 2016 at an eight percent interest rate. The Company repaid the funds during the first quarter ending May 31, 2016. Interest paid on this loan during the quarter was $1 thousand.

Video Display Corporation and Subsidiaries

August 31, 2016

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as a secured borrowing in accordance with the provisions of ASC 860-10. The $ 0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note at August 31, 2016 was $846 thousand.

Note 9. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended August 31,
	2016	2015
Cash paid for:
Interest	$9	$40

Income taxes, net of refunds	$6	$(718)

Non-cash activity:
Note receivable paid directly to officer	$65	—

Note payable to officer	$(65)	—

Imputed interest expense	$42	—

Imputed interest income	$(42)	—

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

Video Display Corporation and Subsidiaries

August 31, 2016

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six month periods ended August 31, 2016 and 2015 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Six months ended August 31, 2016
Basic-continuing operations	$(1,218)	5,891	$(0.21)
Basic-discontinued operations	448	5,891	0.08
Effect of dilution:
Diluted-continuing operations
Diluted-discontinued operations	—	—	—

Diluted	$(770)	5,891	$(0.13)
Six months ended August 31, 2015
Basic-continuing operations	$(3,213)	5,925	$(0.54)
Basic-discontinued operations	278	5,925	0.04
Effect of dilution:
Options	—	—	—

Diluted	$(2,935)	5,925	$(0.50)
Three months ended August 31, 2016
Basic-continuing operations	$(479)	5,891	$(0.08)
Basic-discontinued operations	101	5,891	0.02
Effect of dilution:
Diluted-continuing operations
Diluted-discontinued operations	—	—	—

Diluted	$(378)	5,891	$(0.06)
Three months ended August 31, 2015
Basic-continuing operations	$(1,843)	5,894	$(0.31)
Basic-discontinued operations	477	5,894	0.08
Effect of dilution:
Options	—	—	—

Diluted	$(1,366)	5,894	$(0.23)

Stock-Based Compensation Plans

For the six-month period ended August 31, 2016 and 2015, the Company recognized general and administrative expenses of $2.8 thousand and $6.8 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of August 31, 2016, total unrecognized compensation costs related to stock options granted was $1.9 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

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

No options were granted during the six month periods ended August 31, 2016 and ten thousand options were granted for the six months ended August 31, 2015, respectively.

Video Display Corporation and Subsidiaries

August 31, 2016

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

For the six months ended August 31, 2016, the Company did not purchase any shares of Video Display Corporation stock. For the six months ended August 31, 2015, the Company purchased 68,531 shares at an average price of $1.63 per share. Under the Company’s stock repurchase program, an additional 502,644 shares remain authorized to be repurchased by the Company at August 31, 2016.

Note 11. – Income Taxes

The effective tax rate for the six months ended August 31, 2016 and 2015 was 0%. The Company lost $0.8 and $2.9 million dollars for the six months ending August 31, 2016 and August 31, 2015, respectively, which resulted in a tax benefit of approximately $0.3 and $1.1 million, respectively. Due to the losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero tax expense for the quarter.

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

August 31, 2016

Lexel’s net sales, expenses, net profits, operating income and cash flows, are being shown as discontinued operations per ASC 205-20-45 “Reporting Discontinued Operations” for all periods presented. Accordingly, assets and liabilities of this subsidiary are presented as discontinued operations on the interim condensed consolidated balance sheet.

The summarized financial information for discontinued operations for the three months and six months ended August 31, 2016, is as follows:

	Three months ending August 31, 2016	Six months ending August 31, 2016
Net sales	$1,680	$3,530
Cost of goods sold	1,374	2,840

Gross profit	306	690

Operating expenses
Selling and delivery	—	18
General and administrative	202	392

Total operating expenses	202	410

Operating profit from discontinued operations	104	280
Other income (expense)	1	182
Interest expense	—	—

Other, net	1	182

Income from discontinued operations before income taxes	105	462
Income tax expense	4	14

Income from discontinued operations	$101	$448

Video Display Corporation and Subsidiaries

August 31, 2016

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements of Video Display Corporation and subsidiaries (the “Company”) and with the Company’s 2016 Annual Report to Shareholders, which included audited consolidated financial statements and notes thereto as of and for the fiscal year ended February 29, 2016, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During fiscal 2017, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales of the Company’s more profitable product lines and reduce expenses in all areas of the business to bring its cost structure in line with the current size of the business. One of these areas is the merger of its two Florida businesses which is expected to be completed in the fourth quarter of this fiscal year. Challenges facing the Company during these efforts include:

Liquidity – The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last two years. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. During the year ended February 29, 2016 the Company operated using cash from operations of $0.8 million, which was primarily generated from a $0.7 million tax refund that was non-recurring in nature. During the six months ended August 31, 2016 operational cash flows used $1.0 million. Related to these operational results the Company’s working capital and liquid asset position are presented below (in thousands) for the six months ended August 31, 2016 and the year-ended February 29, 2016:

Video Display Corporation and Subsidiaries

August 31, 2016

	August 31, 2016	February 29, 2016
Working capital	$6,646	$4,855
Liquid assets	$783	$636

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues. The Company has a plan to reduce expenses at the divisions, as well as at the corporate location with the expectation that expenses will be decreased by more than $1.7 million per year. Management continues to explore options to monetize certain long-term assets of the business, including current negotiations to sell its Lexel Imaging subsidiary, which is presented as discontinued operations, where a final sale is expected during fiscal year ending February 28, 2017. The Company secured a $500 thousand line of credit on September 14, 2016. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes the adequacy of its inventory reserves at August 31, 2016 and February 29, 2016 to be adequate.

Results of Operations

The following table sets forth, for the three and six months ended August 31, 2016 and 2015, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Sales
Simulation and Training (VDC Display Systems)	50.8%	58.0%	49.0%	57.4
Data Display CRT	14.8	17.6	16.5	20.2
Broadcast and Control Centers (AYON Visual)	7.4	7.2	9.6	4.5
Cyber Secure Products (AYON Cyber Security)	27.0	17.2	24.9	17.9

Total Company	100.0%	100.0%	100.0%	100.0
Costs and expenses
Cost of goods sold	85.5%	91.4%	91.7%	94.1
Selling and delivery	11.0	8.6	11.3	9.3
General and administrative	34.7	28.7	34.5	31.6

	131.2%	128.7%	137.5%	135.0

Video Display Corporation and Subsidiaries

August 31, 2016

Operating loss	(31.2)%		(28.7)%		(37.5)%		(35.0)
Interest income/expense	(0.1)%		0.2%		—%		0.2
Other income, net	6.8		(34.6)		5.6		(26.0)

Income/(loss) before income taxes	(24.5	) %	(63.1	) %	(31.9	) %	(60.8)
Income tax benefit	—		(3.3)		—		(1.8)

Net income/ (loss) from continuing operations	(24.5)		(59.8)		(31.9)		(59.0)

Income from discontinued operations, net of income tax	5.2		13.1		11.7		3.5

Net income	(19.3)%		(46.7)%		(20.2)%		(55.5)

Net sales

Consolidated net sales were down 33.2% and 27.8% for the three months and six months ended August 31, 2016 compared to the six months ended August 31, 2015. The Display Systems division posted decreases for the three months and six months ended August 31, 2016 of 41.5% and 38.3% respectively compared to the three months and six months ended August 31, 2015. The Display System division was down $1.16 million for the six month period primarily due to contracts being delayed with a major military supplier. The Data Display CRT division had a decrease of 43.8% and 41.0% in sales for the three months and six months ending August 31, 2016 compared to the same periods last year primarily due to delays in getting product for its major customer. In addition, during the prior year the division had some last time buy sales that did not repeat in the current year. AYON Cyber Security was up 4.7% for the three months and 0.6% for the six months ended August 31, 2016 compared to the three months and six months ended August 31, 2015. AYON Visual Solutions was down 31.5% for the three months ended August 31, 2016 compared to the three months ended August 31, 2015, but is up 51.7% for the six months ended August 31, 2016 compared to the six months ended August 31, 2015. The Company expects Display Systems, AYON Cyber Security and AYON Visual Solutions to show positive results in the next quarter as the backlog for each division remains strong.

Gross margins

Consolidated gross margins increased by 13.6% for the three months ended August 31, 2016 compared the three months ended August 31, 2015 and were flat for the six months ended August 31, 2016 compared to the six months ended August 31, 2015. The gross margins improved substantially for the three months ended August 31, 2016 at $284 thousand compared to $32 thousand for the three months ended May 31, 2016 on a 4.8% sales increase over the previous quarter.

For the three months ending August 31, 2016, the gross margin improvement was at the Display Systems and AYON Cyber Security divisions where both experienced small increases in sales, but reduced operating costs in both fixed and variable costs to improve their gross margins. The Company expects gross margins will continue to improve due to increases in the revenue base and tighter controls on costs. The past three months were an improvement over the first three months of the fiscal year. The Company expects the trend to continue for the remainder of the year.

Operating expenses

Total operating expenses decreased by $196 thousand or 18.0% for the three months ending August 31, 2016 compared to the three months ending August 31, 2015 and decreased by $416 thousand or 19.2% for the six months ended August 31, 2016 compared to the six months ended August 31, 2015. The Company’s reduction in actual operating expenses was a result of strategic cuts in personnel, corporate operating expenses and professional services. The Company expects to continue to contain these costs while increasing revenues.

Video Display Corporation and Subsidiaries

August 31, 2016

Interest expense

Interest expense was $3.4 thousand for the three months and $8.7 thousand for the six months ending August 31, 2016 compared to $18.0 thousand for the three months and $40.3 thousand for the six months ending August 31, 2015. The Company also earned $8.7 thousand for the six months ended August 31, 2016 and $50.5 thousand in interest income for six months ending August 31, 2015. The interest expense (approximately $1.0 thousand per month) is related to the balance owed on a building the Company owns in Pennsylvania and the interest on the margin balance in the Company’s investment account, which is a 2% rate.

Other expense

For the three months and six months ended August 31, 2016, the Company experienced gains of $133 thousand and $212 thousand, respectively. For the three months and six months ended August 31, 2015 the Company lost $1.0 million and $1.4 million, respectively. The Company had $178 thousand in investment gains, $60 thousand in rental income, $17 thousand in scrap sales and $9 thousand in dividend income offset by $92 thousand in asset disposals. Last year, the Company was invested heavily in energy stocks, which fared poorly due to the decline in the price of oil. For the six months ended August 31, 2015 the losses were due primarily to losses in the investment account of $1.7 million offset by dividend income of $0.3 million and rental income of $0.1 million

Income taxes

The effective tax rate for the six months ended August 31, 2016 and 2015 was 0%. The Company lost $0.8 and $2.9 million dollars for the six months ending August 31, 2016 and August 31, 2015, respectively, which resulted in a tax benefit of approximately $0.3 and $1.1 million, respectively. Due to the losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero tax expense for the quarter.

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

Lexel Imaging earned $0.4 million for the six months ended August 31, 2016 and $0.2 million for the six months ended August 31, 2015. The income increase is due primarily to a royalty received this year of $0.2 million. The subsidiary has a backlog in excess of $5.5 million.

Video Display Corporation and Subsidiaries

August 31, 2016

Liquidity and Capital Resources

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last two years. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. During the year ended February 29, 2016, the Company operated using cash from operations of $0.8 million, which was primarily generated from a $0.7 million tax refund that was non-recurring in nature. During the six months ended August 31, 2016 operational cash flows used $1.0 million. Related to these operational results the Company’s working capital and liquid asset position are presented below (in thousands) as of the six months ended August 31, 2016 and the year-ended February 29, 2016:

	August 31, 2016	February 29, 2016
Working capital	$6,646	$4,855
Liquid assets	$783	$636

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues. The Company has a plan to reduce expenses at the divisions, as well as at the corporate location with the expectation that expenses will be decreased by more than $1.7 million per year. Management continues to explore options to monetize certain long-term assets of the business, including current negotiations to sell its Lexel Imaging subsidiary, presented as discontinued operations, where a final sale is expected during fiscal year ending February 28, 2017. The Company secured a $500 thousand line of credit on September 14, 2016. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Cash used in operations for the six months ended August 31, 2016 was $1.0 million. The net loss from operations was $0.8 million and adjustments to reconcile the net loss to net cash was $0.3 million, primarily the $0.5 million earned on discontinued operations, $0.2 million on realized and unrealized gains from investments offset by $0.3 million for depreciation and inventory reserves. Changes in working capital had no effect due to an increase in customer deposits of $1.8 million, an increase in accounts payable of $0.8 million offset by an increase in prepaid expenses of $1.5 million and a decrease in accounts receivable of $1.0 million. Cash provided by operations for the six months ended August 31, 2015 was $0.5 million. The net loss from operations was $2.9 million and adjustments to reconcile net loss to net cash were $1.8 million including realized and unrealized loss on investments of $1.7 million, a gain from discontinued operations of $0.3 million and depreciation and reserves change of $0.4 million. Changes in working capital provided $1.7 million, primarily due to a decrease in prepaid taxes due to a $0.7 million refund from the federal government and states, a decrease in inventories of $1.1 million, and a decrease in accounts receivable of $0.7 million offset by a decrease in payables of $0.5 million and smaller adjustments totaling $0.2 million.

Investing activities provided $381 thousand for the six months ended August 31, 2016. The Company received $428 thousand in cash repayments from Lexel Imaging and had net investments of $197 thousand offset by capital expenditures of $244 thousand. For the six months ended August 31, 2015, the Company had investing activities provided cash of $2.4 million due to the proceeds of $2.3 million from the sale of investments, cash advance from discontinued operations of $0.2 million and capital expenditures of $0.1 million.

Video Display Corporation and Subsidiaries

August 31, 2016

Financing activities provided $0.6 million for the six months ended August 31, 2016. The Company received $0.9 million from related party loans, offset by $0.2 million of marginal float in the investment account and $0.1 million of repayments of related party loans and long term debt. Financing activities used cash of $2.5 million, primarily for the repayment of marginal float on the investment account of $2.4 and the repurchase of treasury stock and used cash of $0.1 million for the six months ended August 31, 2015.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock on the open market, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the six months ended August 31, 2016, the Company did not repurchase any shares. For the six months ended August 31, 2015, the Company repurchased 68,531 shares at an average price of $1.63 per share. Under the Company’s stock repurchase program, an additional 502,644 shares remain authorized to be repurchased by the Company at August 31, 2016.

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

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes the adequacy of its inventory reserves at August 31, 2016 and February 29, 2016 to be adequate.

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

August 31, 2016

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of August 31, 2016 and February 29, 2016 the Company has established a valuation allowance of $7.1 million and $6.9 million, respectively on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At August 31, 2016, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

In May, 2014, the FASB issued Accounting Standards Update No. (ASU) 2014-09 “Revenue with Contracts from Customers”. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance: (i) removes inconsistencies, and weaknesses in revenue requirements, (ii) provides a more robust framework for addressing revenue issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

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

August 31, 2016

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

Subsequent Events

The Company secured a $500 thousand line of credit with the Brand Bank during the month of September, 2016. The line of credit will be used for working capital purposes. It is secured by the assets of the Company and a personal guarantee of the Company’s Chief Executive Officer.

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

August 31, 2016

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2016. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2016.

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

August 31, 2016

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(a)	Lease dated April 1, 2015 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia (incorporated by reference to Exhibit 10(c) to the Company’s 2015 Annual Report on Form 10-K.)

10(b)	Purchase Agreement dated March 26, 2014 by and between the Company and Citidal Partners, LLC, with respect to the sale of the Company’s Lexel Imaging, Inc. subsidiary. (incorporated by reference to Exhibit 10(f) to the Company’s Current Report on Form 8-K dated April 1, 2014.)

10(c)	Lease dated February 19, 2015 by and between Registrant (Lessee) and Ordway Properties LLC (Lessor) with respect to premises located at 5155 King Street, Cocoa, FL. (incorporated by reference to Exhibit 10(g) to the Company’s 2015 Annual Report on Form 10-K.)

10(d)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Video Display Corporation and Subsidiaries

August 31, 2016

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

October 14, 2016	By:	/s/ Ronald D. Ordway

Ronald D. Ordway
Chief Executive Officer

October 14, 2016	By:	/s/ Gregory L. Osborn

Gregory L. Osborn
Chief Financial Officer