Form 10-Q
period 2016-11-30
VIDEO DISPLAY CORP
filed 2017-01-13
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2016

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

As of November 30, 2016, the registrant had 5,890,748 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	November 30,	February 29,
	2016	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$42	$491
Trading investments, at fair value	357	145
Accounts receivable, less allowance for doubtful accounts of $27 and $16	1,767	1,072
Note receivable	171	200
Inventories, net	4,268	4,476
Prepaid expenses and other	643	104
Assets of discontinued operations	3,158	3,361

Total current assets	10,406	9,849

Property, plant, and equipment
Land	154	154
Buildings	2,705	2,614
Machinery and equipment	3,470	3,507
Construction in progress	—	94

	6,329	6,369
Accumulated depreciation and amortization	(5,001)	(5,073)

Net property, plant, and equipment	1,328	1,296

Note receivable	635	728
Other assets	23	29
Assets of discontinued operations	28	42

Total assets	$12,420	$11,944

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands)

	November 30,	February 29,
	2016	2016
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$676	$720
Accrued liabilities	503	616
Current maturities of long-term debt	54	52
Customer deposits	1,468	—
Current maturities of note payable to officer	171	85
Billings in excess of costs	—	160
Liabilities of discontinued operations	963	1,420

Total current liabilities	3,835	3,053

Long-term debt, less current maturities	91	131
Note payable to officer, less current maturities	635	—
Deferred rent	210	300

Total liabilities	4,771	3,484

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,891 outstanding at November 30, 2016 and February 29, 2016.	7,293	7,293
Additional paid-in capital	186	182
Retained earnings	16,438	17,253
Treasury stock, shares at cost; 3,841 at November 30, 2016 and February 29, 2016	(16,268)	(16,268)

Total shareholders’ equity	7,649	8,460

Total liabilities and shareholders’ equity	$12,420	$11,944

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Income Statements (Unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Net sales	$4,015	$2,387	$7,828	$7,670

Cost of goods sold	3,336	2,829	6,833	7,798

Gross profit	679	(442)	995	(128)

Operating expenses
Selling and delivery	254	231	684	721
General and administrative	556	1,274	1,872	2,946

	810	1,505	2,556	3,667

Operating loss	(131)	(1,947)	(1,561)	(3,795)

Other income (expense)
Interest income/ (expense)	(3)	16	(3)	26
Investment income/(loss)	30	(153)	218	(1,604)
Other, net	44	22	68	98

Income (loss) from continuing operations before income taxes	(60)	(2,062)	(1,278)	(5,275)

Income tax expense/(benefit)	—	—	—	—

Net income (loss) from continuing operations	(60)	$(2,062)	(1,278)	$(5,275)

Income from discontinued operations, net of income tax effect	15	(77)	463	201

Net income (loss)	$(45)	$(2,139)	$(815)	$(5,074)

Net income (loss) per share:
From continuing operations-basic	$(0.01)	$(0.35)	$(0.22)	$(0.89)
From continuing operations-diluted	$(0.01)	$(0.35)	$(0.22)	$(0.89)

From discontinued operations-basic	$0.00	$(0.01)	$0.08	$0.03

From discontinued operations-diluted	$0.00	$(0.01)	$0.08	$0.03

Basic weighted average shares outstanding	5,891	5,894	5,891	5,915

Diluted weighted average shares outstanding	5,891	5,897	5,891	5,916

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

Nine Months Ended November 30, 2016 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock

Balance, February 29, 2016	5,891	$7,293	$182	$17,253	$(16,268)

Net loss	—	—	—	(815)	—
Share based compensation	—	—	4	—	—

Balance, November 30, 2016	5,891	$7,293	$186	$16,438	$(16,268)

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2016	2015
Operating Activities
Net income (loss)	$(815)	$(5,074)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(463)	(201)
Depreciation and amortization	166	254
Provision for doubtful accounts	20	37
Provision for inventory reserve	275	825
Non-cash charge for share based compensation	3	9
Loss on disposal of an asset	92	—
Loss from impairment of intangible assets	—	471
Realized/unrealized (gain) loss on investments	(206)	1,881
Changes in working capital items:
Accounts receivable	(715)	(72)
Note receivable	16	(77)
Inventories	(67)	1,263
Prepaid expenses and other assets	(533)	(30)
Customer deposits	1,468	—
Accounts payable and accrued liabilities	(150)	(83)
Deferred rental income	(90)	(90)
Cost, estimated earnings and billings on uncompleted contracts	(160)	187
Income taxes refundable/payable	(5)	720

Net cash provided by (used in) operating activities	(1,164)	20

Investing Activities
Capital expenditures	(289)	(101)
Cash advance from discontinued operations	223	596
Purchases of investments	(617)	(7,187)
Sales of investments	793	9,447

Net cash provided by investing activities	110	2,755

Financing Activities
Proceeds from related party loans	912	80
Repayments of related party loans	(85)	(80)
Repayments of long-term debt	(39)	(37)
Purchase of treasury stock	—	(116)
Repayment/proceeds of marginal float	(183)	(2,378)

Net cash provided by (used in) financing activities	605	(2,531)

Discontinued Operations
Operating activities	313	382
Investing activities	(224)	(428)

Net cash provided by (used in) discontinued operations	89	(46)

Net change in cash and cash equivalents	(360)	198
Cash and cash equivalents, beginning of year	595	172

Cash and cash equivalents, end of period	235	370
Cash and cash equivalents, discontinued operations	193	64

Cash and cash equivalents, continuing operations	42	306

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

November 30, 2016

Note 1. – Summary of Significant Accounting Policies

The interim condensed consolidated financial statements include the accounts of Video Display Corporation and its majority-owned subsidiaries (the “Company”) after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K as of and for the fiscal year ended February 29, 2016, as filed with the Commission. There are no material changes in significant accounting policies during the nine months ended November 30, 2016.

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

Note 2. – Banking & Liquidity

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last two years and has seen a decline in both its working capital and liquid assets during this time. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. During the year ended February 29, 2016, the Company operated using cash from operations of $0.8 million, which was primarily generated from a $0.7 million tax refund that was non-recurring in nature. During the nine months ended November 30, 2016 operational cash flows used were $1.2 million. Related to these operational results the Company’s working capital and liquid asset position are presented below (in thousands) as of the nine months ended November 30, 2016 and the year-ended February 29, 2016:

	November 30, 2016	February 29, 2016

Working capital from continuing operations	$4,376	$4,855
Liquid assets	$399	$636

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues. The Company has a plan to reduce expenses at the divisions, as well as at the corporate location with the expectation that expenses will be decreased by more than $1.7 million per year. Management continues to explore options to monetize certain long-term assets of the business, including current intentions to sell its Lexel Imaging subsidiary, presented as discontinued operations. The Company secured a $500 thousand line of credit on September 14, 2016. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Video Display Corporation and Subsidiaries

November 30, 2016

The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve revenues, the operational effectiveness of continuing operations, to liquidate the subsidiary noted above, the procurement of suitable financing, or a combination of these. There can be no assurances that managements can be executed successfully, if at all. The uncertainty regarding the potential success of management’s plan create substantial doubt about the ability of the Company to continue as a going concern.

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of November 30, 2016 and February 29, 2016 (in thousands):

	November 30, 2016	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Marketable equity securities	$572	$572	—	—

Total value of investments	$572	$572	—	—
Current Liabilities:
Margin balance	(215)	(215)	—	—

Total value of liabilities	$(215)	$(215)	—	—

Total	$357	$357	—	—

	February 29, 2016	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Marketable equity securities	$542	$542	—	—

Total value of investments	$542	$542	—	—
Current Liabilities:
Margin balance	(397)	(397)	—	—

Total value of liabilities	(397)	(397)	—	—

Total	$145	$145	—	—

Video Display Corporation and Subsidiaries

November 30, 2016

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements. Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern”. Prior to its effective date there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable.) This update is effective for the annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial position or results of operations.

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

Video Display Corporation and Subsidiaries

November 30, 2016

Note 5. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	November 30,	February 29,
	2016	2016

Raw materials	$3,701	$3,878
Work-in-process	401	199
Finished goods	1,602	1,669

	5,704	5,746
Reserves for obsolescence	(1,436)	(1,270)

	$4,268	$4,476

Note 6. – Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following:

	November 30,	February 29,
	2016	2016

Costs incurred to date on uncompleted contracts	$—	$912
Estimated earnings recognized to date on these contracts	—	724

	—	1,636
Billings to date	—	(1,796)

Costs and estimated earnings in excess of billings, net	$—	$(160)

Costs and estimated earnings in excess of billings	$—	$—
Billings in excess of costs and estimated earnings	—	(160)

	$—	$(160)

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

November 30, 2016

Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

As of November 30, 2016, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of November 30, 2016, there were no progress payments that had been netted against inventory.

Note 7. – Long-Term Debt and Other Obligations

Long-term debt consisted of the following (in thousands):

	November 30	February 29,
	2016	2016
Mortgage payable to bank; interest rate at Community Bank base rate plus 0.5% (4.00% as of November 30, 2016); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	145	183

	145	183
Less current maturities	(54)	(52)

	$91	$131

The Company had outstanding margin account borrowings of $0.2 million as of November 30, 2016 and $0.4 million as of February 29, 2016. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments were $0.6 million leaving net investments of $0.4 million after the margin account borrowings of $0.2 million for the period ending November 30, 2016 and $0.5 million leaving net investments of $0.1 million after the margin account borrowings of $0.4 million for the period ending February 29, 2016, respectively. The margin interest rate is 2%.

Note 8. – Related Party Transactions

The Company owed the Company’s Chief Executive Officer $85 thousand as of February 29, 2016. This money was borrowed during the Company’s fiscal year ended February 29, 2016 at an eight percent interest rate. The Company repaid the funds during the first quarter ending May 31, 2016. Interest paid on this loan during the quarter was $1 thousand.

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as a secured borrowing in accordance with the provisions of ASC 860-10. The $ 0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note at November 30, 2016 was $806 thousand.

Video Display Corporation and Subsidiaries

November 30, 2016

Note 9. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended November 30,
	2016	2015
Cash paid for:
Interest	$12	$51

Income taxes, net of refunds	$21	$(722)

Non-cash activity:
Note receivable paid directly to officer	$105	—

Note payable to officer	$(105)	—

Imputed interest expense	$65	—

Imputed interest income	$(65)	—

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine month periods ended November 30, 2016 and 2015 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Nine months ended November 30, 2016
Basic-continuing operations	$(1,278)	5,891	$(0.22)
Basic-discontinued operations	463	5,891	0.08
Effect of dilution:
Diluted-continuing operations
Diluted-discontinued operations	—	—	—

Diluted	$(815)	5,891	$(0.14)
Nine months ended November 30, 2015
Basic-continuing operations	$(5,275)	5,915	$(0.89)
Basic-discontinued operations	201	5,915	0.03
Effect of dilution:
Options	—	1	—

Diluted	$(5,074)	5,916	$(0.86)

Video Display Corporation and Subsidiaries

November 30, 2016

Three months ended November 30, 2016
Basic-continuing operations	$(60)	5,891	$(0.01)
Basic-discontinued operations	15	5,891	0.00
Effect of dilution:
Diluted-continuing operations
Diluted-discontinued operations	—	—	—

Diluted	$(45)	5,891	$(0.01)

Three months ended November 30, 2015
Basic-continuing operations	$(2,062)	5,894	$(0.35)
Basic-discontinued operations	(77)	5,894	(0.01)
Effect of dilution:
Options	—	3	—

Diluted	$(2,139)	5,897	$(0.36)

Stock-Based Compensation Plans

For the nine-month period ended November 30, 2016 and 2015, the Company recognized general and administrative expenses of $3.3 thousand and $9.6 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of November 30, 2016, total unrecognized compensation costs related to stock options granted was $1.3 thousand. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

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

No options were granted during the nine month periods ended November 30, 2016 and ten thousand options were granted for the nine months ended November 30, 2015.

Video Display Corporation and Subsidiaries

November 30, 2016

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

For the nine months ended November 30, 2016, the Company did not purchase any shares of Video Display Corporation stock. For the nine months ended November 30, 2015, the Company purchased 71,406 shares at an average price of $1.61 per share. Under the Company’s stock repurchase program, an additional 502,644 shares remain authorized to be repurchased by the Company at November 30, 2016.

Note 11. – Income Taxes

The effective tax rate for the nine months ended November 30, 2016 and 2015 was 0%. The Company lost $0.8 and $5.1 million dollars for the nine months ending November 30, 2016 and November 30, 2015, respectively, which resulted in a tax benefit of approximately $0.4 and $0.8 million, respectively. Due to the losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero tax expense for the quarter.

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

Video Display Corporation and Subsidiaries

November 30, 2016

The summarized financial information for discontinued operations for the three months and nine months ended November 30, 2016, is as follows:

	Three months ending November 30, 2016	Nine months ending November 30, 2016

Net sales	$1,285	$4,815
Cost of goods sold	1,066	3,906

Gross profit	219	909

Operating expenses
Selling and delivery	—	18
General and administrative	204	596

Total operating expenses	204	614

Operating profit from discontinued operations	15	295

Other income	1	183

Income from discontinued operations before income taxes	16	478

Income tax expense	1	15

Income from discontinued operations	$15	$463

Video Display Corporation and Subsidiaries

November 30, 2016

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

Liquidity - The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last two years. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. During the year ended February 29, 2016 the Company operated using cash from operations of $0.8 million, which was primarily generated from a $0.7 million tax refund that was non-recurring in nature. During the nine months ended November 30, 2016 operational cash flows used $1.2 million. Related to these operational results the Company’s working capital and liquid asset position are presented below (in thousands) for the nine months ended November 30, 2016 and the year-ended February 29, 2016:

	November 30, 2016	February 29, 2016

Working capital from continuing operations	$4,376	$4,855
Liquid assets	$399	$636

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in

Video Display Corporation and Subsidiaries

November 30, 2016

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

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes the adequacy of its inventory reserves at November 30, 2016 and February 29, 2016 to be adequate.

Results of Operations

The following table sets forth, for the three and nine months ended November 30, 2016 and 2015, the percentages that selected items in the Statements of Operations bear to total sales:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2016	2015	2016	2015
Sales
Simulation and Training (VDC Display Systems)	49.3%	53.3%	49.2%	56.1
Data Display CRT	10.6	26.0	13.5	22.0
Broadcast and Control Centers (AYON Visual)	28.8	4.9	19.4	4.7
Cyber Secure Products (AYON Cyber Security)	11.3	15.8	17.9	17.2

Total Company	100.0%	100.0%	100.0%	100.0
Costs and expenses
Cost of goods sold	83.1%	118.5%	87.3%	101.7
Selling and delivery	6.3	9.7	8.7	9.4
General and administrative	13.9	53.4	23.9	38.4

	103.3%	181.6%	119.9%	149.5

Operating loss	(3.3)%	(81.6)%	(19.9)%	(49.5)

Interest income/expense	(0.1)%	0.7%	—%	0.3
Other income, net	1.9	(5.5)	3.6	(19.6)

Income/(loss) before income taxes	(1.5)%	(86.4)%	(16.3)%	(68.8)
Income tax benefit	—	—	—	—

Net income/ (loss) from continuing operations	(1.5)	(86.4)	(16.3)	(68.8)

Income from discontinued operations, net of income tax	0.4	(3.2)	5.9	2.6

Net income	(1.1)%	(89.6)%	(10.4)%	(66.2)

Video Display Corporation and Subsidiaries

November 30, 2016

Net sales

Consolidated net sales were up 68.2% and 2.1% for the three and nine months ended November 30, 2016 compared to the three and nine months ended November 30, 2015. The Company’s 68.2% increase for the quarter was led by AYON Visual Solutions with an 887% increase with sales of $1.2 million for the quarter compared to $0.1 million for the comparable quarter last year. For the year AYON Visual Solutions is up 325%. The division has secured several large projects this year. The Display Systems division posted increase for the three months ended November 30, 2016 of 56% compared to the same three months last year. The Display System division is down 11% for the year, but expects to make that up next quarter. AYON Cyber Security was up 6% for the quarter ended November 30, 2016 compared to the comparable quarter last year and is up 20% for the year to year comparison. AYON Cyber Security has a strong backlog of over $2 million at November 30, 2016. The Data Display CRT division had a decrease of 31% and 37% in sales for the three months and nine months ending November 30, 2016 compared to the same periods last year primarily due to delays in getting product for its major customer. In addition, during the prior year the division had some last time buy sales that did not repeat in the current year. The Company expects Display Systems, AYON Cyber Security and AYON Visual Solutions to show positive results in the next quarter as the backlog for each division remains strong.

Gross margins

Consolidated gross margins increased by 254% for the three months ended November 30, 2016 compared the three months ended November 30, 2015 and increased 877% for the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015. The gross margins increases were due substantially to the increase in sales for the three months ended November 30, 2016, while reducing costs as a percentage to sales which drove the increase in gross margins for the quarter and the nine months. Gross margin dollars increased $1.1 million dollars for the quarter compared to the same quarter last year and were up $1.1 million for the year over year comparison.

For the three months ending November 30, 2016, all divisions showed an improvement in their gross margin dollars compared to the same period last year. For the nine months ended November 30, 2016 all divisions, except for Data Display CRT division, showed increases in gross margin dollars earned. The Company expects gross margins will continue to improve due to increases in the revenue base and tighter controls on costs. The past three months were an improvement over the first six months of the fiscal year. The Company expects the trend to continue for the remainder of the year.

Operating expenses

Total operating expenses decreased by $0.7 million or 46% for the three months ending November 30, 2016 compared to the three months ending November 30, 2015 and decreased by $1.1 million or 30% for the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015. The Company’s reduction in actual operating expenses was a result of strategic cuts in personnel, corporate operating expenses and professional services. The Company expects to continue to contain these costs while increasing revenues.

Interest expense

Interest expense was $3.1 thousand for the three months and $11.8 thousand for the nine months ending November 30, 2016 compared to $10.3 thousand for the three months and $50.6 thousand for the nine months ending November 30, 2015. The Company also earned $8.7 thousand for the nine months ended November 30, 2016 and $76.7 thousand in interest income for nine months ending November 30, 2015. The interest expense (approximately $1.0 thousand per month) is related to the balance owed on a building the Company owns in Pennsylvania and the interest on the margin balance in the Company’s investment account, which is a 2% rate.

Video Display Corporation and Subsidiaries

November 30, 2016

Other expense

For the three months and nine months ended November 30, 2016, the Company experienced gains of $0.1 million and $0.3 million, respectively. For the three months and nine months ended November 30, 2015 the Company lost $0.1 million and $1.5 million, respectively. The Company had $0.2 million in investment gains, $0.1 million in rental income and $0.1 million in other income offset by $0.1 million in asset disposals for the nine months ended November 30, 2016. Last year, the Company was invested heavily in energy stocks, which fared poorly due to the decline in the price of oil. For the nine months ended November 30, 2015 the losses were due primarily to losses in the investment account of $1.9 million offset by dividend income of $0.3 million and rental income of $0.1 million.

Income taxes

The effective tax rate for the nine months ended November 30, 2016 and 2015 was 0%. The Company lost $0.8 and $5.1 million dollars for the nine months ending November 30, 2016 and November 30, 2015, respectively, which resulted in a tax benefit of approximately $0.4 and $0.8 million, respectively. Due to the losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero tax expense for the quarter.

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

Lexel Imaging earned $0.5 million for the nine months ended November 30, 2016 and $0.2 million for the nine months ended November 30, 2015. The income increase is due primarily to a royalty received this year of $0.2 million. The subsidiary has a backlog in excess of $5.3 million.

Liquidity and Capital Resources

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last two years. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. During the year ended February 29, 2016, the Company operated using cash from operations of $0.8 million, which was primarily generated from a $0.7 million tax refund that was non-recurring in nature. During the nine months ended November 30, 2016 operational cash flows used $1.2 million. Related to these operational results the Company’s working capital and liquid asset position are presented below (in thousands) as of the nine months ended November 30, 2016 and the year-ended February 29, 2016:

	November 30, 2016	February 29, 2016

Working capital from continuing operations	$4,376	$4,855
Liquid assets	$399	$636

Video Display Corporation and Subsidiaries

November 30, 2016

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

Cash used in operations for the nine months ended November 30, 2016 was $1.2 million. The net loss from operations was $0.8 million and adjustments to reconcile the net loss to net cash was $0.4 million, primarily the $0.5 million earned on discontinued operations, $0.2 million on realized and unrealized gains from investments offset by $0.4 million for depreciation and inventory reserves. Changes in working capital used $0.1 million due to an increase in customer deposits of $1.5 million, offset by a decrease in accounts payable of $0.2 million, an increase in prepaid expenses of $0.5 million, an increase in accounts receivable of $0.7 million and a decrease in billings in excess of costs of $0.2 million. Cash provided by operations for the nine months ended November 30, 2015 was $20 thousand. The net loss from operations was $5.1 million and adjustments to reconcile net loss to net cash were $5.1 million including realized and unrealized loss on investments of $1.9 million, a gain from discontinued operations of $0.2 million and depreciation and reserves change of $1.1 million. Changes in working capital provided $1.8 million, primarily due to a decrease in prepaid taxes due to a $0.7 million refund from the federal government and states, a decrease in inventories of $1.3 million offset by a decrease in payables of $0.1 million.

Investing activities provided $0.1 million for the nine months ended November 30, 2016. The Company received $0.2 million in cash repayments from Lexel Imaging and had net sales of investments of $0.2 million offset by capital expenditures of $0.3 million. For the nine months ended November 30, 2015, investing activities provided cash of $2.8 million due to the net sales of $2.3 million from the sale of investments, cash advance repayment from discontinued operations of $0.6 million and capital expenditures of $0.1 million.

Financing activities provided $0.6 million for the nine months ended November 30, 2016. The Company received $0.9 million from related party loans, offset by $0.2 million of marginal float in the investment account and $0.1 million of repayments of related party loans and long term debt. Financing activities used cash of $2.5 million, primarily for the repayment of marginal float on the investment account of $2.4 and the repurchase of treasury stock used cash of $0.1 million for the nine months ended November 30, 2015.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase

Video Display Corporation and Subsidiaries

November 30, 2016

up to 1,500,000 additional shares of the Company’s common stock on the open market, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the nine months ended November 30, 2016, the Company did not repurchase any shares. For the nine months ended November 30, 2015, the Company repurchased 71,406 shares at an average price of $1.61 per share. Under the Company’s stock repurchase program, an additional 502,644 shares remain authorized to be repurchased by the Company at November 30, 2016.

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

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes the adequacy of its inventory reserves at November 30, 2016 and February 29, 2016 to be adequate.

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

Video Display Corporation and Subsidiaries

November 30, 2016

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of November 30, 2016 and February 29, 2016 the Company has established a valuation allowance of $7.3 million and $6.9 million, respectively on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At November 30, 2016, the Company did not record any liabilities for uncertain tax positions.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements. Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern”. Prior to its effective date there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable.) This update is effective for the annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial position or results of operations.

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

Video Display Corporation and Subsidiaries

November 30, 2016

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

None

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2016. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2016.

Video Display Corporation and Subsidiaries

November 30, 2016

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

November 30, 2016

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

November 30, 2016

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

January 13, 2017	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 13, 2017	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer