Form 10-K
period 2017-02-28
VIDEO DISPLAY CORP
filed 2017-05-30
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒

As of August 31, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the Over the Counter Markets “OTCMKTS” was $396,323

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2017 was 5,890,748.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to stockholders in connection with our 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

VIDEO DISPLAY CORPORATION

PART I

Item 1. Business.

General

Video Display Corporation and subsidiaries (the “Company”, ”us” or “we”) is a provider and manufacturer of video products, components, and systems for visual display and presentation of electronic information media in a variety of requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems, for government, military, aerospace, medical, industrial, and commercial organizations. The Company markets its products worldwide primarily from facilities located in the United States. Please read the comments under the caption “Forward looking statements and risk factors” in Item 1A Risk Factors of this Annual Report on Form 10-K.

Description of Principal Business

The Company generates revenues from the manufacturing and distribution of displays and display components. The Company operates primarily in four divisions: simulation and training products, cyber secure products, Data display CRTs, and broadcast and control center products.

Consolidated Net Sales by division for fiscal 2017 are comprised of the following:

Simulation and Training Products (35%)

Cyber Secure Products (9%)

Data Display CRTs (39%)

Broadcast and Control Center Products (17%)

A more detailed discussion of sales by category of product is included under the section entitled “Principal Products by Division.”

The Company’s manufacturing and distribution facilities are located in Kentucky, Georgia and Florida.

The Company continues to explore opportunities to expand its product offerings in the display industry. The Company anticipates that this expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company’s position in the display industry. Management continually evaluates product trends externally in the industry and internally in the divisions in which the Company operates. During the last two years, the Company expended research and development funds (approximately $0.1 million in fiscal 2017 and $0.2 million in fiscal 2016) in high-resolution projection displays and active matrix liquid crystal display (“AMLCD”) technologies, for commercial and military applications.

Segment Information

We operate and manage our business as one segment. The four divisions manufacture and distribute displays and display components and have similar production process, markets served and distribution methods. Therefore, we believe they meet the criteria for aggregation under the applicable authoritative guidance and, as such, are reported as one segment within the Consolidated Financial Statements.

Principal Products by Division

Simulation and Training Products

The Company’s simulation and training products operations are conducted in Cocoa, Florida’s VDC Display Systems (Display Systems).

This portion of the Company’s operations, which contributed approximately 35% of fiscal 2017 consolidated net sales, involves the design, engineering, and manufacture of digital projector display units. The Company customizes these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.

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

Cyber Secure Products

The Company acquired the AYON Cyber Security (“ACS”) division in March 2012. ACS was formerly known as Hetra Products and most recently as StingRay56 before becoming part of Video Display Corporation. ACS specializes in advanced TEMPEST technology, also known as Emanation Security (EMSEC), products and custom engineering solutions to include extreme environmental performance and survivability technologies (MIL-STD-810 and DO-160) in support of military forces, intelligence agencies, prime contractors and niche commercial sectors worldwide. ACS has a long history of specializing in TEMPEST technology. In addition to its TEMPEST products and services, the business also provides various contract services to government agencies and prime contractors. Services performed include design and testing solutions for defense and niche commercial uses worldwide. ACS has office in the U.S., a representative in Canada, a Reseller Relationship/Partner in Europe and technology partners around the globe. This division represented approximately 9% of fiscal 2017 consolidated net sales.

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

In addition to factors affecting the overall market for such products, the Company’s sales volume in the CRT replacement markets is dependent upon the Company’s ability to provide prompt response to customers’ orders, while maintaining quality control and competitive pricing. The Data Display division represented approximately 39% of fiscal 2017 consolidated net sales.

Broadcast and Control Center Products

The Company began a start-up operation in July 2011, AYON Visual Solutions, as the North American distributor of a German company, eyevis GmbH. The division sells high-end visual display products for use in video walls and command and control centers.

The division has been built thus far by partnering with consultants and system integrators. These partners have first-hand knowledge of the needs of the market and have been educated about the division’s products. Management believes the division will continue to grow by expanding their network of partners and product offerings as eyevis GmbH introduces new products. This division represented approximately 17% of fiscal 2017 consolidated net sales.

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

Working Capital Practices

Currently, The Company has a $0.5 million line of credit with the Brand Banking Company with a current balance of $0.2 million at February 28, 2017. The only other outstanding debt of the Company is $0.1 million secured by a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company is currently operating using cash from operations and investing activities. The Company has a $6.4 million working capital balance at February 28, 2017, including $0.5 million in liquid assets.

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues subsequent to February 28, 2017. The Company implemented a plan to reduce expenses at the divisions, as well as at the corporate location in fiscal 2017 with the result that expenses were reduced by more than $1.4 million. Management continues to explore options to monetize certain assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Concentration of Customers

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, industrial and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 32% and 40% of consolidated net sales for fiscal 2017 and 2016, respectively. Sales to foreign customers were approximately 21% and 24% of consolidated net sales for fiscal 2017 and 2016, respectively. The Company had three customers, Lockheed Martin that comprised 19.4%, TSAV, 13.0% and Flight Safety that comprised 10.6% of the Company’s consolidated net sales in fiscal 2017. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $5.9 million at February 28, 2017 and $6.9 million at February 29, 2016. It is anticipated that more than 90% of the February 28, 2017 backlog will ship during fiscal 2018.

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

Research and Development

The objectives of the Company’s research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing display systems and electron optic technology. The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative costs. Research and development costs were approximately $0.1 million and $0.2 million in fiscal 2017 and fiscal 2016 respectively.

Employees

As of February 28, 2017, the Company employed 106 persons on a full-time basis. Of these, 34 were employed in executive, administrative, and clerical positions, 5 were employed in sales and distribution, and 67 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory.

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

The Company is a wholesale distributor and manufacturer of OEM CRTs. The Company believes it is the only company that offers complete service in replacement markets with its manufacturing and recycling capabilities. The Company’s ability to compete effectively in this market is dependent upon its continued ability to respond promptly to customer orders and to offer competitive pricing.

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

We currently derive a portion of our net sales (32% in fiscal 2017) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less than twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.

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

If we are unable to meet our obligations under the settlement agreement reached in the Lexel Imaging Systems, Inc. Chapter 11 bankruptcy case, our business could be negatively impacted.

In the event management’s intentions are deemed to be a violation of the above settlement agreement, it is at least reasonably possible that, in addition to the $232 currently accrued, Lexel could incur: 1) losses of $100 thousand related to forfeiture if the escrow deposit, 2) costs of $200 thousand for the civil judgement, 3) additional legal fees incurred by Alidade related to enforcement of the settlement agreement (while foregoing remedies), and 4) subjection to eviction from the property causing significant interruption to business operations, which includes inventory of $2.3 million as of February 28, 2017. No assurance can be given that the Company will be able to secure a suitable lease agreement on favorable terms, if at all. While management believes its relocation plans are appropriate under the settlement agreement, they can provide no assurance that their actions will not trigger a default under the settlement agreement, as noted above.

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

A significant portion of our consolidated net sales (21% in fiscal 2017) is made to foreign customers. We also receive a significant amount of our raw materials from foreign vendors. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases its corporate headquarters at 1868 Tucker Industrial Road in Tucker, Georgia (within the Atlanta metropolitan area). Its headquarters occupy approximately 10,000 square feet of the total 59,000 square feet at this location. The remainder is utilized as warehouse and assembly facilities. This location, and one other, are leased from a related party at current market rates. See Part III, Item 13 Certain Relationships and Related Transactions in this Annual Report on Form 10-K. Management believes the facilities to be adequate for its needs.

The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires
Tucker, Georgia	59,000	March 31, 2022
Palm Bay, Florida	21,388	July 31, 2017
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Lexington, Kentucky	30,000	November 30, 2020
Cocoa, Florida	34,500	February 19, 2025

(a)	The Birdsboro, Pennsylvania property secures mortgage loans from a bank with a principal balance of $0.1 million as of February 28, 2017. This mortgage loan bears an interest rate of approximately 4.00%. Monthly principal and interest payments of approximately $5,000 are payable through October 2021.

Item 3. Legal Proceedings.

The Company is involved in various legal proceedings relating to claims arising in the ordinary course of business.

On January 23, 2017, Lexel Imaging Systems, Inc. (“Lexel”), a wholly owned subsidiary of Video Display Corporation, was named as a Defendant in Forcible Detainer Complaint (the “Complaint”) filed against Lexel by Alidade Bull Lea, LLC (“Alidade”), the owner of real property located at 1500 Bull Lea Road, Suite 150, Lexington, Kentucky, 40511 (the “Property”). The Property is currently leased by Lexel. The complaint sought to evict Lexel from the Property and obtain a judgment against Lexel for $232 thousand for back rent and late fees. A hearing was held February 13, 2017.

After being unable to settle the Complaint, and with Lexel being unable to remove itself from the property in less than 10 days without significant interruption to business operations, Lexel filed for Chapter 11 bankruptcy protection in the Eastern District of Kentucky Case No.17-50240 on February 10, 2017 (the “Ch. 11 Bankruptcy”). Lexel and Alidade mediated the Ch. 11 Bankruptcy and reached a settlement on May 19, 2017 which requires Lexel to surrender possession of the Property on or before September 30, 2017 and remit to Alidade all past due rent of approximately $232 thousand. This amount is included in accounts payable as of February 28, 2017. Lexel is also required to make payments totaling $100 thousand into an escrow account between May 19, 2017 and July 28, 2017. These funds will be held by Alidade’s counsel until full and timely compliance with the settlement agreement are met, at which time the funds will be returned to Lexel. On May 19, 2017, upon approval of the settlement agreement, the Ch. 11 Bankruptcy case was dismissed.

The settlement agreement also stipulates certain events of default for non-compliance. Events of default include, but are not limited to the following; 1) failure to make timely payment of back-owed rent, escrow payments, and ongoing monthly rents through the exit date, 2) failure to enter into a new lease agreement or asset purchase agreement for all or substantially all of Lexel’s assets, with an unaffiliated third party on or before June 30, 2017, and 3) failure to vacate the property, as defined. In the event of non-compliance Lexel has agreed to the following; 1) escrow amounts will be forfeited, 2) a stipulated $200 thousand civil judgment will be awarded to Alidade, 3) eviction from the property within 10 days, and 4) Lexel will pay all legal fees incurred by Alidade related to enforcement of the settlement agreement and foregoing remedies.

Effective May 18, 2017, Ordway Properties, LLC entered into an Offer and Agreement to purchase property in Lexington, Kentucky. The Company’s management intends on entering into a lease of this property on or before June 30, 2017, in order to move Lexel’s operations on or before September 30, 2017. In the event management’s intentions are determined to be a violation of the above settlement agreement, it is at least reasonably possible that, in addition to the $232 thousand currently accrued, Lexel could incur: 1) losses of $100 thousand related to forfeiture of the escrow deposit, 2) costs of $200 thousand for the civil judgment, 3) additional legal fees incurred by Alidade related to enforcement of the settlement agreement (while foregoing remedies), and 4) subjection to eviction from the property causing significant interruption to business operations, which includes inventory of $2.3 million as of February 28, 2017. No assurance can be given that the Company will be able to secure a suitable lease agreement on favorable terms, if at all. While management believes its relocation plans are appropriate under the settlement agreement, they can provide no assurance that their actions will not trigger a default under the settlement agreement, as noted above.

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

The following table shows the range of prices for the Company’s common stock as reported by NASDAQ and the OTCMKTS for each quarterly period beginning on March 1, 2015. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 28, 2017		February 29, 2016
Quarter Ended	High	Low	High	Low
May	$1.03	$0.69	$2.65	$1.20
August	1.20	0.90	1.25	1.00
November	1.19	0.86	1.30	1.03
February	1.14	0.87	1.10	0.56

There were approximately 120 holders of record of the Company’s common stock as of May 15, 2017.

Payment of cash dividends in the future will be dependent upon the consolidated earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 28, 2017 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.

Stock Option Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	69,000	$3.46	745,000

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2017, the Company did not purchase any shares of Video Display Corporation stock. During the fiscal year ended February 29, 2016, the Company repurchased 71,406 shares at an average price of $1.61 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 502,644 shares remain authorized to be repurchased by the Company at February 28, 2017.

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

During fiscal 2017, management of the Company focused key resources on strategic efforts to support the efforts of operations to increase market share. The Company also seeks to look for acquisition opportunities that enhance the profitability and shareholder value of the Company. The Company continues to seek new products and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management - The Company monitors its inventory for obsolescence due to the rapid changes in display technology. The Company increased the inventory reserves $1.1 million in the fiscal year ending February 28, 2017 and disposed of $0.4 million in various raw material parts and demo equipment at its VDC Display division and AYON Cyber Security divisions.

The Company’s remaining business units utilize different inventory components than the divisions had in the past. The Company provides monthly for an obsolescence reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at February 28, 2017 to be adequate.

Operations

The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):

(See Item 1. Business – Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions.)

	2017		2016
	Amount	%	Amount	%
Net Sales
Simulation and Training	$6,809	34.7%	$7,075	38.5%
Data Display CRTs	7,658	39.0	8,758	47.7
Broadcast and Control Centers	3,446	17.5	369	2.0
Cyber Secure Products	1,726	8.8	2,167	11.8

Total Company	19,639	100.0	18,369	100.0

Costs and expenses
Cost of goods sold	$16,900	86.1%	$16,335	88.9%
Selling and delivery	1,030	5.2	1,039	5.7
General and administrative	3,229	16.4	4,149	22.6
Loss on impairment of intangible assets	—	—	471	2.5

	21,159	107.7	21,994	119.7
Loss from operations	(1,520)	(7.7)	(3,625)	(19.7)
Interest income/(expense)	(7)	0.0	42	0.2
Investment gain/ (loss)	218	1.1	(2,528)	(13.8)
Loss on impairment of note receivable	—	—	(228)	(1.2)
Other income, net	322	1.6	200	1.1

Loss before income taxes	(987)	(5.0)	(6,139)	(33.4)
Income tax expense	19	0.1	7	0.1

Net (loss)	$(1,006)	(5.1)%	$(6,146)	(33.5)%

Lexel Imaging was presented as discontinued operations as Video Display Corporation through the third quarter of its fiscal year ending February 28, 2017 while it was still considering offers for the sale of the entity.

In February, 2017 the Company decided to accept an offer to sell certain assets of Lexel Imaging. Inc. and retain and operate the remainder of the company as part of its continuing operations. Accordingly, this year and last year’s results of operations, balance sheets and statements of cash flows include the results of Lexel Imaging, Inc. as continuing operations.

Fiscal 2017 Compared to Fiscal 2016

Net Sales

Consolidated net sales increased $1.3 million or 6.9% to $19.6 million for fiscal 2017, compared to $18.4 million for fiscal 2016 due to a $3.1 million increase at its AYON Visual Solutions division, primarily due to the largest project in the division’s brief history. AYON Visual Solution is expected to have another strong year as it continues to develop its relationships with its partners and customers. This increase was offset by smaller decreases at its four remaining divisions. AYON Cyber Security had some business delayed and pushed into the next year causing them to fall short of the previous year’s revenues. As the Company heads into its new fiscal year, AYON Cyber Security is sitting on its largest backlog since being acquired by Video Display Corporation in 2012.

The Company continues to service the existing CRT market, which accounts for approximately 39% of the Company’s revenues. The Company’s largest remaining division is VDC Display Systems, which services the simulation and training markets. VDC Display Systems sales decreased by 3.7% in fiscal 2017 compared to fiscal 2016, $6.8 million in fiscal 2017 to $7.1 million in fiscal 2016. The decrease was due to the completion of projects with no replacements. The division is expected to improve this next fiscal year due to new business in the government-related sector.

The Data Display CRTs decreased their net sales for fiscal 2017 compared to fiscal 2016 by 12.6% or $1.1 million. The sales decrease was primarily due to large infrequent purchases on CRTs in fiscal 2016 which were not available in fiscal 2017, the products are no longer available and backorders for product to their largest customer. Business is expected to be strong with their largest customer, but overall sales for this division are expected to decrease as more businesses switch to flat panel technology. The decrease is expected to be approximately 20%.

AYON Cyber Security, which services the emanation security market, saw their sales decrease by $0.4 million or 20.4% to $1.7 million in fiscal 2017 from $2.2 million in fiscal 2016. The sales decrease was primarily due to delays in approval of samples by one their customers. The cyber security division is expected to increase its revenues in fiscal 2018 with further expansion in the government sector and additional penetration in the commercial market due to its marketing efforts in both sectors. Their current backlog at February 28, 2017 is $2.6 million.

AYON Visual Solutions had a record setting year with sales of $3.4 million compared to $0.4 million the prior fiscal year, an increase of 834.7%. The division is expected to continue to grow in the new fiscal year as it continues to grow its distribution network to create more opportunities with the new partners created this past year. Forecasted sales for this division are $4.0 million.

Gross Margins

Consolidated gross margins increased to 14.0% for fiscal 2017 from 11.1% for fiscal 2016. Overall gross margin dollars increased by $0.7 million versus the prior fiscal year.

The Company’s gross margins were affected by the Company’s focus on reducing costs and increasing sales and product mix. The Company expensed $1.1 million for inventory reserves in the current fiscal year, an increase of $0.2 million over last year. The increase in reserves occurred at the VDC Display division which limited their increase in gross margins. Despite the increased expense of inventory reserves, VDC Display Systems posted a 17.0% gross margin for fiscal 2017 compared to 15.3% for fiscal 2016. Every division saw an improvement in gross margins except for the Data Display division which saw a small decrease from 22.0% in fiscal 2016 to 20.0% in fiscal 2017. Management expects to see improvement in margins at all remaining divisions through better pricing and more cost reductions.

Operating Expenses

Operating expenses as a percentage of sales decreased from 30.8% for fiscal 2016 to 21.6% for fiscal 2017 primarily reflecting a decrease in employee salaries, health care costs, legal fees, audit fees, insurance and rent. In fiscal 2017, actual expenses decreased by $1.4 million.

The Company is working to reduce costs in all areas of the business to bring its cost structure in line with the current size of the business. The Company has made strategic cuts at the corporate level and is working towards merging its two Florida locations, VDC Display Systems and AYON Cyber Security; this consolidation is anticipated to save considerable operating expenses. The remaining business units are also making changes that are expected to improve profitability.

Interest Expense

Interest expense was $16 thousand for fiscal 2017 and $61 thousand for fiscal 2016. The Company also earned $9 thousand in interest income for fiscal 2017 and $103 thousand in fiscal 2016. The decrease is because the Company sold a note receivable it held with Z-Axis, Inc. (See Note 6) Interest expense includes (approximately $0.5 thousand per month) relating to debt owed on a building the Company owns in Pennsylvania and on the margin balance in the Company’s investment account, which is 2%.

Other Income (loss)

In fiscal 2017, the Company earned $0.5 million in other income, primarily due to investment gains of $0.2 million in gains in the investment account, $0.2 million in royalty income and $0.2 million in rental income, offset by $0.1 million in disposal of fixed assets. In fiscal 2016, the Company experienced a loss of $2.5 million due primarily to losses in the investment account of $2.8 million and $0.2 million recognized loss on a note receivable, offset by dividend income of $0.3 million royalty income of $0.1 million and rental income of $0.1 million.

Income Taxes

The Company had net loss before taxes of approximately $1.0 million and an income tax benefit of $0.4 million before the valuation allowance of $0.6 million offset by rate variances of $0.2 million for a net realized tax expense of approximately $19 thousand for fiscal 2017, an effective rate of (1.8%), compared to a net loss of $6.1 million and an income tax benefit of $2.3 million before a valuation allowance of $3.8 million in fiscal 2016. The difference between the statutory rate and the effective rate is primarily due to the valuation allowances on the deferred tax assets.

Liquidity and Capital Resources

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last three years and has seen a decline in both its working capital and liquid assets during this time. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. During the year ended February 28, 2017, the Company operated using cash from operations of $1.2 million, which is primarily generated from a $1.2 million increase in accounts receivables. During the year ended February 29, 2016, operating cash flows provided $1.1 million. Related to these operational results the Company’s working capital and liquid asset position deteriorated during the year ended February 28, 2017 as presented below:

	February 28, 2017	February 29, 2016
Working capital	$6,408	$6,796
Liquid assets	$503	$740

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues subsequent to February 28, 2017. The Company implemented a plan to reduce expenses at the divisions, as well as at the corporate location in fiscal 2017 with the result that expenses were reduced by more than $1.4 million. Management continues to explore options to monetize certain assets of the business and is in the process of securing a new lease for Lexel as further described in Note 11. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve the operational effectiveness of continuing operations, to sell strategic assets noted above, the procurement of suitable financing, securing a lease for Lexel, or a combination of these. The uncertainty regarding the potential success of management’s plan create substantial doubt about the ability of the Company to continue as a going concern.

Cash used by operations was $1.2 million in fiscal 2017 and cash provided by operations was $1.1 million in fiscal 2016. During fiscal 2017, the net loss from operations was $1.0 million and adjustments to reconcile net loss to net cash were $1.1 million to increase inventory reserves, $0.2 million in depreciation, offset by $0.2 in investment gains. Changes in working capital used $1.4 million, primarily due to an increase in accounts receivable of $1.2 million, an increase in prepaid expenses of $0.1 million, a decrease in customer deposits of $0.2 million, a decrease in deferred revenue of $0.1 million and a decrease in billings on uncompleted contracts of $ 0.2 million, offset by a decrease in inventories of $0.3 million, and an increase in accounts payable of $0.1 million. During fiscal 2016, adjustments to reconcile net loss to net cash for operating activities provided $4.8 million and net working capital items increased by $2.4 million. Of this the Company had adjustments to reconcile the net loss to net cash that included $6.1 million operating loss, $0.5 loss on impairment of intangible assets, and $0.2 loss for impairment of a note receivable, losses on investments of $2.8 million, $0.9 million in inventory reserves and $0.3 million in depreciation and amortization. The changes in the net cash for the working capital items included $1.0 million for inventory and $0.7 million for refundable income taxes, an increase in customer deposits of $0.6 million and a decrease in accounts receivable of $0.5 million, offset by a decrease in accounts payable of $0.3 million, a decrease in deferred revenue of $0.1 million and an increase in billings on uncompleted contracts of $0.2 million. Operating cash flows in fiscal year 2018 will utilize $.3 million to satisfy the terms of the settlement agreement as described in Note 11.

Investing activities used $0.0 million in fiscal 2017 and provided $3.0 million of cash in fiscal 2016. Investing activities in fiscal 2017 consisted of the sale of investment securities of $1.4 million, the purchase of investment securities of $1.1 million, and capital expenditures of $0.3 million. Investing activities in fiscal 2016 consisted of the sale of $10.6 million in investment securities, the purchase of $7.5 million of investment securities and capital expenditures of $0.2 million. The Company is expected to invest an additional $0.1 million to upgrade the Cocoa, Florida location to accommodate the merger of the two Florida businesses into one facility. The Company does not anticipate any additional significant investments in capital assets for fiscal 2018 beyond normal maintenance requirements, and $.50 thousand for leasehold improvements in the new facility for Lexel Imaging.

Financing activities provided $0.7 million in fiscal 2017, primarily from the sale of the note receivable of $0.9 million and net borrowings from the line of credit of $0.2 million offset by payment of $0.4 million of repayment of various debt. Financing activities used cash of $3.7 million in fiscal 2016. Payments from marginal float on the investment account were $3.6 million, and purchase of treasury stock was $0.1 million.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2017, the Company did not repurchase any shares of Company stock and during the fiscal year ended February 29, 2016, the Company repurchased 71,406 shares at an average price of $1.61 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 502,644 shares remain authorized to be repurchased by the Company at February 28, 2017.

Transactions with Related Parties, Contractual Obligations, and Commitments

The Company leases one building from the Company’s CEO in Tucker, Georgia and one building owned by Ordway Properties LLC in Cocoa, Florida. The building in Tucker, Georgia serves as the warehouse operations for the CRT division and the corporate headquarters. The building in Cocoa, Florida will be the new operational site for both VDC Display Systems (currently in Cape Canaveral) and AYON Cyber Security (currently in Palm Bay). See Note 11.

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

Contractual Obligations

Future contractual maturities of long-term debt, future contractual obligations due under operating leases, and other obligations at February 28, 2017 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$131	$54	$77	$—	$—
Short term obligations	237	237	—	—	—
Interest obligations on long-term debt (a)	6	4	2	—	—
Operating lease obligations	5,804	1,268	2,503	1,447	586
Warranty reserve obligations	127	127	—	—	—

Total	$6,305	$1,690	$2,582	$1,447	$586

(a)	This line item was calculated by utilizing the effective rate on outstanding debt as of February 28, 2017.

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

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. In fiscal 2017, the Company increased the inventory reserves by $1.1 million, primarily at VDC Display Systems. The Company determined VDC Display Systems is the most vulnerable to inventory obsolescence due to the size and age of its inventory and the changes in the market.    In fiscal 2017, the Company disposed of an additional $0.4 million of inventory at the VDC Display Systems facility and increased the reserves by an additional $0.9 million in various raw materials and demo equipment as they reduced inventories they are holding for legacy repairs. The reserve for inventory obsolescence was approximately $1.9 million and $1.3 million at February 28, 2017 and February 29, 2016, respectively.

The Company provides monthly for an obsolescence reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management performs periodic assessments of the obsolescence and provide additional reserves when a change in current marketability is identified. The Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

Revenue recognition

Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-45 “Revenue Recognition: Principal Agent Considerations”, shipping and handling fees billed to customers are classified in net sales in the consolidated statements of income. Shipping and handling costs incurred for the delivery of product to customers are classified in selling and delivery in the consolidated statements of income.

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has established a valuation allowance of $7.4 million on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC Topic 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At February 28, 2017, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

In May, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 “Revenue with Contracts from Customers”. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance: (i) removes inconsistencies, and weaknesses in revenue requirements, (ii) provides a more robust framework for addressing revenue issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; however, a one year delay has been approved with the issuance of ASU 2015-14 “Revenue with Contracts from Customers”. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements. Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern”. Prior to its effective date there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable.) This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this standard did not have a material effect on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods. Early adoption is permitted. We do not believe this standard will have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. Each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of this update to have a significant effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 increases transparency and comparability among organizations by requiring entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about the lease arrangements. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance on our consolidated financial statements.

Impact of Inflation

Inflation has not had a material effect on the Company’s results of operations to date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 8. Financial Statements and Supplementary Data.

Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Video Display Corporation

We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the “Company”) as of February 28, 2017 and February 29, 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2017. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Video Display Corporation and subsidiaries as of February 28, 2017 and February 29, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended February 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and a decline in working capital and liquid assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carr, Riggs & Ingram, LLC

Atlanta, Georgia

May 30, 2017

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 28,	February 29,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$135	$595
Trading investments, at fair value	368	145
Accounts receivable, less allowance for bad debts of $20 and $16, respectively	2,771	1,581
Note receivable	175	200
Inventories, net	5,838	7,216
Prepaid expenses and other current assets	246	112

Total current assets	9,533	9,849

Property, plant and equipment:
Land	154	154
Buildings	2,712	2,614
Machinery and equipment	5,539	6,952
Construction in process	—	94

	8,405	9,814
Accumulated depreciation	(7,124)	(8,501)

Net property, plant and equipment	1,281	1,313

Note receivable	590	728
Other assets	26	54

Total assets	$11,430	$11,944

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 28,	February 29,
	2017	2016
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,397	$1,264
Accrued liabilities	834	877
Customer deposits	418	604
Income taxes payable	10	11
Line of credit	237	—
Current maturities of long-term debt	54	52
Notes payable to officers and directors	175	85
Billings in excess of costs	—	160

Total current liabilities	3,125	3,053
Long-term debt, less current maturities	77	131
Notes payable to officers and directors	590	—
Deferred rent	180	300

Total liabilities	3,972	3,484

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,891 outstanding at February 28, 2017, and 9,732 issued and 5,891 outstanding at February 29, 2016	7,293	7,293
Additional paid-in capital	186	182
Retained earnings	16,247	17,253
Treasury stock, 3,841 shares at February 28, 2017 and February 29, 2016, at cost	(16,268)	(16,268)

Total shareholders’ equity	7,458	8,460

Total liabilities and shareholders’ equity	$11,430	$11,944

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	February 28, 2017	February 29, 2016
Net sales	$19,639	$18,369
Cost of goods sold	16,900	16,335

Gross profit	2,739	2,034

Operating expenses
Selling and delivery	1,030	1,039
General and administrative	3,229	4,149
Loss on impairment of intangible assets	—	471

	4,259	5,659

Operating loss	(1,520)	(3,625)

Other income (expense)
Interest income (expense), net	(7)	42
Investment gain/(loss)	218	(2,528)
Loss on impairment of note receivable	—	(228)
Other, net	322	200

Total other income (expense)	533	(2,514)

Loss before income taxes	(987)	(6,139)
Income tax expense	19	7

Net loss	$(1,006)	$(6,146)

Net loss per share:
Net loss per share-basic	$(0.17)	$(1.04)

Net loss per share-diluted	(0.17)	(1.04)

Average shares outstanding – basic	5,891	5,909

Average shares outstanding – diluted	5,891	5,910

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 28, 2015	5,962	7,293	170	23,399	(16,152)
Net loss	—	—	—	(6,146)	—
Repurchase of treasury stock	(71)				(116)
Share based compensation	—	—	12	—	—

Balance, February 29, 2016	5,891	7,293	182	17,253	(16,268)
Net loss	—	—	—	(1,006)	—
Share based compensation	—	—	4	—	—

Balance, February 28, 2017	5,891	$7,293	$186	$16,247	$(16,268)

*	Common Shares are shown net of Treasury Shares

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	February 28, 2017	February 29, 2016
Operating Activities
Net loss	$(1,006)	$(6,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	237	335
Provision for doubtful accounts	24	17
Provision for inventory reserve	1,076	916
Non-cash charge for share based compensation	4	12
Loss for impairment of intangible assets	—	471
Loss for impairment of note receivable	—	228
Loss on disposal of assets	94	2
(Gain) loss on investments	(218)	2,821
Other	—	(5)
Changes in working capital items:
Accounts receivable	(1,215)	468
Inventories	302	1,049
Note receivable	16	(86)
Prepaid expenses and other assets	(105)	(44)
Accounts payable and accrued liabilities	91	(326)
Customer deposits	(185)	603
Deferred revenue	(120)	(120)
Cost, estimated earnings and billings, net on uncompleted contracts	(160)	160
Income taxes refundable/payable	(1)	731

Net cash provided by (used in) operating activities	(1,166)	1,091

Investing Activities
Capital expenditures	(300)	(170)
Purchases of investments	(1,096)	(7,475)
Proceeds from sale of investments	1,373	10,636

Net cash provided by investing activities	(23)	2,991

Financing Activities
Proceeds from note receivable	912	32
Repayments of long-term debt	(52)	(50)
Proceeds from line of credit	593	—
Repayments to line of credit	(356)	—
Purchase of treasury stock	—	(116)
Payments on marginal float	(283)	(3,610)
Proceeds from notes payable to officers and directors	—	285
Repayments of notes payable to officers and directors	(85)	(200)

Net cash provided by (used in) financing activities	729	(3,659)
Net change in cash and cash equivalents	(460)	423
Cash and cash equivalents, beginning of year	595	172

Cash and cash equivalents, end of year	$135	$595

The accompanying notes are an integral part of these consolidated statements.

See Note 13 for supplemental cash flow information.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Fiscal Year

All references herein to “2017” and “2016” mean the fiscal years ended February 28, 2017 and February 29, 2016, respectively. Unless otherwise noted, these policies and disclosures pertain to our continuing operations.

Nature of Business

Video Display Corporation and subsidiaries (the “Company”, ”our” or “we”) is a provider and manufacturer of video products, components, and systems for data display and presentation of electronic information media in various requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems for government, military, aerospace, medical and commercial organizations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Examples include, warranty reserves, bad debts, inventory reserves, valuations on deferred income tax assets, accounting for percentage of completion contracts and the length of product life cycles and fixed asset lives. Actual results could vary from these estimates.

Banking and Liquidity

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last three years and has seen a decline in both its working capital and liquid assets during this time. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. During the year ended February 28, 2017, the Company operated using cash from operations of $1.2 million, which is primarily generated from an increase in accounts receivable of $1.2 million. During the year ended February 29, 2016, operating cash flows provided $1.1 million. Related to these operational results the Company’s working capital and liquid asset position deteriorated during the year ended February 28, 2017 as presented below:

	February 28, 2017	February 29, 2016
Working capital	$6,408	$6,796
Liquid assets	$503	$740

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues subsequent to February 28, 2017. The Company implemented a plan to reduce expenses at the divisions, as well as at the corporate location during the fiscal year ending February 28, 2017 with the expectation that expenses will be decreased by more than $1.7 million per year. The reduction in expenses was over $2.0 million for the year. Management continues to explore options to monetize certain assets of the business and is in the process of securing a new lease for Lexel as further described in Note 11. The Company secured a $500 thousand line of credit on September 14, 2016. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve the operational effectiveness of the operations, to sell strategic assets as noted above, the procurement of suitable financing, securing a lease for Lexel, or a combination of these. The uncertainty regarding the potential success of management’s plan create substantial doubt about the ability of the Company to continue as a going concern.

Revenue Recognition

Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collect-ability can be reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.

In accordance with FASB ASC Topic 605-45 “Revenue Recognition: Principal Agent Considerations”, shipping, and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping costs of $0.1 million were included in the fiscal years ended 2017 and 2016, respectively.

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

Research and Development

The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative expenses. Research and development costs were approximately $0.1 million in the fiscal year ended 2017 and $0.2 in the fiscal year ended 2016.

Cash and Cash Equivalents and Investments

Highly liquid investments with an original maturity date of three months or less at the date of purchase are considered to be cash equivalents. Investment securities that are held by the Company, are bought and held principally for the purpose of selling them in the near term, are classified as “trading” and principally consist of equity securities and mutual funds. These trading investments are carried at fair value with realized gains or losses and changes in fair value included in operations. Gains/ (losses) on trading securities held were approximately $0.2 million and ($2.8) million on February 28, 2017 and February 29, 2016 respectively.

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2017 and February 29, 2016 (in thousands):

	February 28,2017	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options, and ETF (long)	$484	$484	—	—
Stocks, options, and ETF (short)	(2)	(2)

Total value of investments	482	482	—	—
Current liabilities:
Margin balance (2% interest rate)	(114)	(114)	—	—

Total value of liabilities	(114)	(114)	—	—

Total	$368	$368	—	—

	February 29,2016	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options, and ETF (long)	$542	$542	—	—

Total value of investments	542	542	—	—
Current liabilities:
Margin balance (2% interest rate)	(397)	(397)	—	—

Total value of liabilities	(397)	(397)	—	—

Total	$145	$145	—	—

Other financial instruments on the Company’s consolidated balance sheets include cash, accounts receivable, short-term liabilities, and debt. The estimated fair value of these financial instruments approximate cost due to the short period of time to maturity. Recorded amounts of long-term debt are considered to approximate fair value due to either rates that fluctuate with the market or are otherwise commensurate with the current market.

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

The following is a roll-forward of the allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2017	$16	$24	$(20)	$20
February 29, 2016	$52	$17	$(53)	$16

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

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. The reserve for inventory obsolescence was approximately $1.9 million and $1.3 million at February 28, 2017 and February 29, 2016, respectively.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. Depreciation expense totaled approximately $237 thousand and $220 thousand for the fiscal years ended 2017 and 2016, respectively. Substantial betterments and costs to install to property, plant, and equipment are capitalized, while routine repairs and maintenance are expensed as incurred.

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

Intangibles

The Company had no intangible assets for the fiscal year ended February 28, 2017; therefore, there was no amortization expense. During the fiscal year ended February 29, 2016, the Company had intangible assets consisting of customer lists for legacy products for the airline industry. The Company evaluated the asset for impairment and determined it was appropriate to record an impairment charge equal to the remaining value of the intangible asset due to declining sales. The amount of the impairment was $471 thousand. Amortization expense related to the intangible assets before the impairment charge to operations was approximately $88 thousand.

Stock-Based Compensation Plans

The Company accounts for employee share-based compensation under the fair value method and uses an option pricing model for estimating the fair value of stock options at the date of grant as required by FASB ASC Topic 718-10-30, “Compensation – Stock Compensation: Initial Measurement”. For the fiscal years ended February 28, 2017 and February 29, 2016, the Company recognized immaterial amounts of share-based compensation in general and administrative expense; the liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of February 28, 2017, total unrecognized compensation costs related to stock options and shares of restricted stock granted was $0.1 thousand. The amount of unrecognized share based compensation cost is expected to be recognized ratably over a period of approximately one year.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2017, the Company did not repurchase any shares of Company stock. During the fiscal year ended February 29, 2016, the Company repurchased 71,406 shares at an average price of $1.61 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 502,644 shares remain authorized to be repurchased by the Company at February 28, 2017.

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

Deferred income taxes as of February 28, 2017 and February 29, 2016, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards, less any valuation allowance.

The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of February 28, 2017 and February 29, 2016 the Company did not have any material unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued as of February 28, 2017 and February 29, 2016.

The Company’s 2015, 2014 and 2013 tax years remain open to examination by the Internal Revenue Service (“IRS”).

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

The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for 2017 and 2016, (in thousands, except for per share data):

	Net Income (loss)	Average Shares Outstanding	Net Income(loss) Per Share
2017
Basic	$(1,006)	5,891	$(0.17)
Effect of dilution:
Options	—	—	—

Diluted earnings per share	$(1,006)	5,891	$(0.17)

2016
Basic	$(6,146)	5,909	$(1.04)
Effect of dilution:
Options	—	1	—

Diluted earnings per share	$(6,146)	5,910	$(1.04)

Stock options, debentures, and other liabilities convertible into 69,000 and 83,000 shares, respectively, of the Company’s common stock were anti-dilutive and, therefore, were excluded from the fiscal 2017 and 2016 diluted earnings (loss) per share calculation.

Segment Reporting

The Company applies FASB ASC Topic 280, “Segment Reporting” to report information about operating segments in its annual and interim financial reports. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the chief operating decision maker in order to make decisions about allocating resources, and for which discrete financial information is available. We operate and manage our business as one reportable segment. All of our divisions have similar products, production process, markets served and distribution methods; therefore, we believe they meet the criteria for aggregation under the applicable authoritative guidance and, as such, these operations are reported as one segment within the Consolidated Financial Statements.

Recent Accounting Pronouncements

In May, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 “Revenue with Contracts from Customers”. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance (i) removes inconsistencies, and weaknesses in revenue requirements, (ii) provides a more robust framework for addressing revenue issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; however, a one year delay has been approved with the issuance of ASU 2015-14, “Revenue with Contracts from customers”. The Company is still evaluating the effects that the adoption of this update will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements. Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern”. Prior to its effective date there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This update requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable.) This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this standard did not have a material effect on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods. Early adoption is permitted. We do not believe this standard will have a material effect on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. (ASU 2015-17), “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. Each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. We do not expect the adoption of this update to have a significant effect on our consolidated financial statements.

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

Note 2. Costs and Estimated Earnings Related to Billings on Uncompleted Contracts

Information relative to contracts in progress consisted of the following (in thousands):

	February 28,	February 29,
	2017	2016
Costs incurred to date on uncompleted contracts	$—	$912
Estimated earnings recognized to date on these contracts	—	724

	—	1,636
Billings to date	—	(1,796)

Billings in excess of costs and estimated earnings	$—	$(160)

Costs and estimated earnings in excess of billings	$—	$—
Billings in excess of costs and estimated earnings	—	(160)

	$—	$(160)

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

As of February 28, 2017 and February 29, 2016, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to long-term contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 28, 2017 and February 29, 2016, there were no progress payments that had been netted against inventory.

Note 3. Intangible Assets

Intangible assets consist of customer lists for airlines using legacy products. In the fiscal year ended February 29, 2016, the Company evaluated the asset for impairment and determined it appropriate to record an impairment charge equal to the remaining value of this intangible asset in the third quarter of it’s fiscal year due to declining sales associated with this asset. The amount of the impairment is $471 thousand. Amortization expense related to intangible assets was $88 thousand for fiscal 2016 (excluding the impairment charge). As of February 28, 2017 and February 29, 2016, the cost and accumulated amortization of intangible assets was as follows (in thousands):

	February 28, 2017		February 29, 2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents/designs	$—	$—	$233	$233
Customer lists	—	—	2,863	2,863
Non-compete agreements	—	—	1,000	1,000
Other intangibles	—	—	6	6

	$—	$—	$4,102	$4,102

Note 4. Inventories

Inventories consisted of the following (in thousands):

	February 28,	February 29,
	2017	2016
Raw materials	$5,217	$5,827
Work-in-process	1,001	990
Finished goods	1,519	1,669

	7,737	8,486
Reserves for obsolescence	(1,899)	(1,270)

	$5,838	$7,216

The following is a roll forward of the Inventory Reserves (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2017	$1,270	$1,076	$(447)	$1,899
February 29, 2016	$493	$916	$(139)	$1,270

Note 5. Line of Credit and Long-Term Debt

The Company has a $0.5 million line of credit with the Brand Banking Company with a current balance of $0.2 million at February 28, 2017. The only other commercial debt of the Company is $0.1 million it owes on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

Long-term debt consisted of the following (in thousands):

	February 28,	February 29,
	2017	2016
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (4.25% as of February 28, 2017); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	$131	$183

	131	183
Less current maturities	(54)	(52)

	$77	$131

Future maturities of lines of long-term debt are as follows (in thousands):

Year	Amount
2018	$54
2019	56
2020	21

$131

Note 6. Notes Payable to Officers and Directors

The Company owed the Chief Executive officer $85 thousand dollars at the beginning of the Company’s fiscal year ended February 28, 2017. The Company repaid the $85 thousand during the first quarter of the fiscal year ended February 28, 2017. The interest rate was eight percent. The Company paid $1 thousand interest on this loan for fiscal 2017.

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as a secured borrowing in accordance with the provisions of ASC 860-10. The $ 0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note at February 28, 2017 was $765 thousand.

Note 7. Accrued Expenses and Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2017 and 2016. The Company provides no other guarantees.

	2017	2016
Balance at beginning of year	$125	$100
Provision for current year sales	148	196
Warranty costs incurred	(146)	(171)

Balance at end of year	$127	$125

Accrued liabilities consisted of the following (in thousands):

	February 28, 2017	February 29, 2016
Accrued compensation and benefits	$386	$354
Accrued warranty	127	125
Accrued professional fees	133	214
Accrued other	188	184

	$834	$877

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

Information regarding the stock option plans is as follows:

	Number of Shares (in thousands)	Average Exercise Price Per Share
Outstanding at February 28, 2015	73	$4.10
Granted	10	1.06
Forfeited or expired	—	—

Outstanding at February 29, 2016	83	$3.73
Granted	—	—
Forfeited or expired	(14)	5.07

Outstanding at February 28, 2017 Options exercisable	69	$3.46
February 29, 2016	83	$3.74
February 28, 2017	59	3.87

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2017 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2017 (in thousands)	Weighted Average Exercise Price
$1.00 - 1.25	10	8.0	$1.06	0	$1.06
2.44 - 2.44	9	1.0	2.44	9	2.44
3.17 - 3.27	17	3.9	3.18	17	3.18
3.59 - 3.65	9	4.0	3.59	9	3.59
4.00 - 4.20	18	3.6	4.11	18	4.11
7.65 -7.71	6	0.5	7.65	6	7.65

	69	3.8	$3.46	59	$3.87

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

The assumptions used and the weighted average calculated value of the units is as follows for the years ended February 28, 2017 and 2016.

Risk-free interest rate	0.50%
Expected dividend yield	—
Expected volatility	42%
Expected life in years	9
Service period in years	2
Weighted average calculated value of united granted	$1.06

Note 9. Taxes on Income

Provision (benefit) for income taxes in the consolidated statements of income consisted of the following components (in thousands):

	Fiscal Year Ended
	February 28,	February 29,
	2017	2016
Current:
Federal	$—	$—
State	19	7

	19	7

Deferred:
Federal	—	—
State	—	—

	—	—

Total	$19	$7

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to income before income taxes as follows (in thousands):

	Fiscal Year Ended
	February 28, 2017	February 29, 2016
Statutory U.S. federal income tax rate	$(370)	$(863)
State income taxes, net of federal benefit	19	7
Valuation allowance	530	791
Other	(160)	(65)

Taxes at effective income tax rate	$19	$7

The income tax expense effective tax rate for fiscal 2017 was (1.8%) % compared to 0% for fiscal 2016. The higher effective rate in 2017 compared to the effective rate in 2016 was primarily due to state income taxes, the valuation allowance the Company recognized on deferred tax benefits not expected to be realized, research and experimentation credits, the non-deductible losses and various other permanent items.

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

The sources of the temporary differences and carry forwards, and their effect on the net deferred tax asset consisted of the following (in thousands):

	February 28,	February 29,
	2017	2016
Current deferred tax assets(liabilities):
Uniform capitalization costs	$87	$141
Inventory reserves	703	470
Accrued liabilities	127	114
Allowance for doubtful accounts	7	6
Other	(3)	(22)
Valuation Allowance	(921)	(709)

Net current deferred tax assets	—	—
Non-current deferred tax assets:
Amortization of intangibles	55	81
Deferred rent	67	111
Non-deductible losses	2,107	2,285
State net operating loss carry-forward	534	491
Federal net operating loss carry-forward	3,174	2,622
Federal tax credit carry forward	318	318
Foreign tax credit carry-forward	99	99
Basis difference of property, plant and equipment	106	135
Valuation allowance	(6,460)	(6,142)

Net non-current deferred tax assets	—	—

Net deferred tax assets	$—	$—

Current asset	$—	$—
Non-current asset	—	—

	$—	$—

The Company has available federal and state net operating loss carryforwards of $9.4 million and $9.3 million, respectively. The net operating loss carryforwards expire at various dates through fiscal 2037, if not used.

Note 10. Benefit Plan

The Company maintains defined contribution plans that are available to all employees. The Company did not make a contribution in the fiscal year ended February 28, 2017 or February 29, 2016 to the Company’s 401(k) plan.

Note 11. Commitments and Contingencies

Operating Leases

The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases, expiring at various dates through 2025. These leases provide that the Company pay taxes, insurance, and other expenses on the leased property and equipment. Rent expense for all leases was approximately $1.4 million and $1.5 million in fiscal 2017 and 2016, respectively.

Future minimum rental payments due under these leases are as follows (in thousands):

Fiscal Year	Amount
2018	$1,268
2019	1,240
2020	1,263
2021	1,053
2022	394
Thereafter	586

$5,804

Related Party Leases

Included above are leases for manufacturing and warehouse facilities leased from the Company’s chief executive officer and Ordway Properties, LLC under operating leases expiring at various dates through 2025. Rent expense under these leases totaled approximately $0.4 million in fiscal 2017 and $0.5 million in fiscal 2016. The Company’s Stone Mountain lease terminated on March 23, 2016 when the building location was sold. The Company consolidated its operations in its Tucker, GA. location.

Future minimum rental payments due under these leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2018	$384
2019	388
2020	394
2021	394
2022	394
Thereafter	586

$2,540

Legal Proceedings

The Company is involved in various legal proceedings relating to claims arising in the ordinary course of business.

On January 23, 2017, Lexel Imaging Systems, Inc. (“Lexel”), a wholly owned subsidiary of Video Display Corporation, was named as a Defendant in Forcible Detainer Complaint (the “Complaint”) filed against Lexel by Alidade Bull Lea, LLC (“Alidade”), the owner of real property located at 1500 Bull Lea Road, Suite 150, Lexington, Kentucky, 40511 (the “Property”). The Property is currently leased by Lexel. The complaint sought to evict Lexel from the Property and obtain a judgment against Lexel for $232 thousand for back rent and late fees. A hearing was held February 13, 2017.

After being unable to settle the Complaint, and with Lexel being unable to remove itself from the property in less than 10 days without significant interruption to business operations, Lexel filed for Chapter 11 bankruptcy protection in the Eastern District of Kentucky Case No.17-50240 on February 10, 2017 (the “Ch. 11 Bankruptcy”). Lexel and Alidade mediated the Ch. 11 Bankruptcy and reached a settlement on May 19, 2017 which requires Lexel to surrender possession of the Property on or before September 30, 2017 and remit to Alidade all past due rent of approximately $232 thousand. This amount is included in accounts payable as of February 28, 2017. Lexel is also required to make payments totaling $100 thousand into an escrow account between May 19, 2017 and July 28, 2017. These funds will be held by Alidade’s counsel until full and timely compliance with the settlement agreement are met, at which time the funds will be returned to Lexel. On May 19, 2017, upon approval of the settlement agreement, the Ch. 11 Bankruptcy case was dismissed.

The settlement agreement also stipulates certain events of default for non-compliance. Events of default include, but are not limited to the following; 1) failure to make timely payment of back-owed rent, escrow payments, and ongoing monthly rents through the exit date, 2) failure to enter into a new lease agreement or asset purchase agreement for all or substantially all of Lexel’s assets, with an unaffiliated third party on or before June 30, 2017, and 3) failure to vacate the property, as defined. In the event of non-compliance Lexel has agreed to the following; 1) escrow amounts will be forfeited, 2) a stipulated $200 thousand civil judgment will be awarded to Alidade, 3) eviction from the property within 10 days, and 4) Lexel will pay all legal fees incurred by Alidade related to enforcement of the settlement agreement and foregoing remedies.

Effective May 18, 2017, Ordway Properties, LLC entered into an Offer and Agreement to purchase property in Lexington, Kentucky. The Company’s management intends on entering into a lease of this property on or before June 30, 2017, in order to move Lexel’s operations on or before September 30, 2017. In the event management’s intentions are determined to be a violation of the above settlement agreement, it is at least reasonably possible that, in addition to the $232 thousand currently accrued, Lexel could incur: 1) losses of $100 thousand related to forfeiture of the escrow deposit, 2) costs of $200 thousand for the civil judgment, 3) additional legal fees incurred by Alidade related to enforcement of the settlement agreement (while foregoing remedies), and 4) subjection to eviction from the property causing significant interruption to business operations, which includes inventory of $2.3 million as of February 28, 2017. No assurance can be given that the Company will be able to secure a suitable lease agreement on favorable terms, if at all. While management believes its relocation plans are appropriate under the settlement agreement, they can provide no assurance that their actions will not trigger a default under the settlement agreement, as noted above.

Note 12. Concentrations of Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, accounts receivable and investments. At times, such cash in banks are in excess of the FDIC insurance limit.

The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 32.0% and 40% of consolidated net sales in fiscal 2017 and 2016, respectively. Sales to foreign customers were 21% and 24% of consolidated net sales in fiscal 2017 and 2016, respectively. The Company had three customers who comprised more than 10% of the Company’s sales in fiscal year 2017, Lockheed Martin (19%), TSAV (13%) and Fujitsu (11%). The accounts are in good standing with the Company.

The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 13. Supplemental Cash Flow Information

	Fiscal Year Ended (in thousands)
	February 28,	February 29,
	2017	2016
Cash paid for:
Interest	$15	$61

Income taxes, net of refunds	$20	$(725)

Non-cash activity:
Note receivable paid directly to officer	$147	$—

Note payable to officer	$147	$—

Imputed interest expense	$87	$—

Imputed interest income	$87	$—

Note14. Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 28, 2017 and February 29, 2016, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share due to rounding:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$3,710	$3,632	$5,299	$6,998
Gross profit (loss)	416	590	898	835
Net income (loss)	(391)	(378)	(45)	(192)
Basic net income (loss) per share	$(0.07)	$(0.06)	$(0.01)	$(0.03)
Diluted net income (loss) per share	$(0.07)	$(0.06)	$(0.01)	$(0.03)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$3,456	$5,376	$3,809	$5,728
Gross profit (loss)	75	983	(246)	1,222
Net income (loss)	(1,569)	(1,366)	(2,139)	(1,072)
Basic net income (loss) per share	$(0.26)	$(0.23)	$(0.37)	$(0.18)
Diluted net income (loss) per share	$(0.26)	$(0.23)	$(0.37)	$(0.18)

Note 15. – Lexel Imagining

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

On November 17, 2014 Video Display reacquired Lexel Imaging, Inc. when Citadal Partners, LLC defaulted on two notes payable to Video Display Corporation owed as financing on the original sale of the Lexel Imaging. Lexel Imaging was presented as discontinued operations as Video Display Corporation through the third quarter of its fiscal year ending February 28, 2017 while it was still considering offers for the sale of the entity.

In February, 2017 the Company decided to accept an offer to sell certain assets of Lexel Imaging, Inc., which is expected to occur in the first half of fiscal year 2018, and retain and operate the remainder of the company as part of its continuing operations. Accordingly, this year and last year’s results of operations, balance sheets and statements of cash flows include the results of Lexel Imaging, Inc. as continuing operations.

Note 16. Subsequent Events

As described in Note 11, a settlement was approved between Lexel and Alidade on May 19, 2017, which requires Lexel to surrender possession of property being leased from Alidade on or before September 30, 2017. The future minimum rental payments subsequent to February 28, 2017 under this lease have been included in the schedule in Note 11. Lexel is currently negotiating a new lease, but has not yet agreed to terms. No assurance can be given that the Company will be able to secure a lease agreement on favorable terms, if at all.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item9A (T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 28, 2017). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2017, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 28, 2017 our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2017 fiscal year end (the “2017 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2017 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.

Item 11. Executive Compensation.

The information contained in the 2017 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2017 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in the 2017 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services.

The information contained in the 2017 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm

Condensed Consolidated Balance Sheets as of February 28, 2017 and February 29, 2016.

Condensed Consolidated Statements of Operations - Fiscal Years Ended February 28, 2017 and February 29, 2016.

Condensed Consolidated Statements of Shareholders’ Equity – Fiscal Years Ended February 28, 2017 and February 29, 2016.

Condensed Consolidated Statements of Cash Flows - Fiscal Years Ended February 28, 2017 and February 29, 2016.

Notes to Condensed Consolidated Financial Statements

(b) Exhibits

Exhibit Number	Exhibit Description
3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).

10(a)	Lease dated April 1, 2015 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia (incorporated by reference to Exhibit 10(c) to the Company’s 2015 Annual Report on Form 10-K.)

10(b)	Lease dated February 19, 2015 by and between Registrant (Lessee) and Ordway Properties LLC (Lessor) with respect to premises located at 5155 King Street, Cocoa, FL. (incorporated by reference to Exhibit 10(g) to the Company’s 2015 Annual Report on Form 10-K.)

10(c)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

21	Subsidiary Companies

23.1	Consent of Carr, Riggs & Ingram. LLC

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 30, 2017	VIDEO DISPLAY CORPORATION

	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway	Chief Executive Officer,	May 30, 2017
Ronald D. Ordway	Treasurer and Director
(Principal Executive Officer)

/s/ Gregory L. Osborn	Chief Financial Officer and Director	May 30, 2017
Gregory L. Osborn	(Principal Financial Officer)