Form 10-Q
period 2017-05-31
VIDEO DISPLAY CORP
filed 2017-07-17
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2017, the registrant had 5,890,748 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	May 31, 2017	February 28, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$224	$135
Trading investments, at fair value	350	368
Accounts receivable, less allowance for doubtful accounts of $17 and $20	1,810	2,771
Note receivable	179	175
Inventories, net	5,756	5,838
Prepaid expenses and other	203	246

Total current assets	8,522	9,533

Property, plant, and equipment
Land	154	154
Buildings	2,839	2,712
Machinery and equipment	5,544	5,539

	8,537	8,405

Accumulated depreciation and amortization	(7,181)	(7,124)

Net property, plant, and equipment	1,356	1,281

Note receivable	544	590
Other assets	26	26

Total assets	$10,448	$11,430

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	May 31, 2017	February 28, 2017
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$965	$1,397
Accrued liabilities	847	834
Current maturities of long-term debt	55	54
Customer deposits	44	418
Notes payable to officers and directors	179	175
Line of credit	353	237
Income taxes payable	17	10

Total current liabilities	2,460	3,125

Long-term debt, less current maturities	64	77
Notes payable to officers and directors	544	590
Deferred rent	150	180

Total liabilities	3,218	3,972

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,891 outstanding at May 31, 2017 and February 28, 2017	7,293	7,293
Additional paid-in capital	224	186
Retained earnings	15,981	16,247
Treasury stock, shares at cost; 3,841 at May 31, 2017 and February 28, 2017	(16,268)	(16,268)

Total shareholders’ equity	7,230	7,458

Total liabilities and shareholders’ equity	$10,448	$11,430

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Income Statements (unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,
	2017	2016
Net sales	$3,897	$3,710

Cost of goods sold	3,300	3,294

Gross profit	597	416

Operating expenses
Selling and delivery	243	232
General and administrative	880	829

	1,123	1,061

Operating loss	(526)	(645)

Other income (expense)
Interest income (expense)	(4)	3
Investment gains	1	47
Other, net	270	213

	267	263

Income/ (loss) before income taxes	(259)	(382)

Income tax expense	7	10

Net income (loss)	$(266)	$(392)

Net income (loss) per share:

Net (loss) per share-basic	$(0.05)	$(0.07)

Net (loss) per share-diluted	$(0.04)	$(0.07)

Basic weighted average shares outstanding	5,891	5,891

Diluted weighted average shares outstanding	6,091	5,891

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

Three Months Ended May 31, 2017 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 28, 2017	5,891	$7,293	$186	$16,247	$(16,268)

Net loss	—	—	—	(266)	—
Share based compensation	—	—	38	—	—

Balance, May 31, 2017	5,891	$7,293	$224	$15,981	$(16,268)

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2017	2016
Operating Activities
Net loss	$(266)	$(392)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58	59
Provision for doubtful accounts	(3)	(6)
Provision for inventory reserve	83	92
Non-cash charge for share based compensation	38	2
Deferred rental income	(30)	(30)
Realized gain on investments	(2)	(42)
Changes in working capital items:
Accounts receivable	964	492
Note receivable	—	16
Inventories	(114)	310
Prepaid expenses and other assets	43	(519)
Customer deposits	(374)	559
Accounts payable and accrued liabilities	(419)	(638)
Cost, estimated earnings and billings on uncompleted contracts	—	(160)
Income taxes refundable/payable	7	4

Net cash provided by (used in) operating activities	(15)	(253)

Investing Activities
Capital expenditures	(20)	(158)
Purchases of investments	(444)	(488)
Sales of investments	599	527

Net cash provided by (used in) investing activities	135	(119)

Financing Activities
Proceeds from related party loans	—	912
Repayment of loans from related parties	—	(85)
Proceeds/ repayments of line of credit and long-term debt	103	(13)
Payments on marginal float	(134)	(41)

Net cash provided by (used in) financing activities	(31)	773

Net change in cash and cash equivalents	89	401
Cash and cash equivalents, beginning of year	135	595

Cash and cash equivalents, end of period	$224	$996

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

May 31, 2017

Note 1. – Summary of Significant Accounting Policies

The interim condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K as of and for the fiscal year ended February 28, 2017, as filed with the Commission. There are no material changes in accounting policy during the three months ended May 31, 2017.

The consolidated financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the interim condensed consolidated financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 28, 2017 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP).

Note 2. – Banking & Liquidity

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last three years and has seen a decline in both its working capital and liquid assets during this time. Losses over this time are due to a combination of decreasing revenues across all divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2017 and February 28, 2017:

	May 31, 2017	February 28, 2017
Working capital	$6,069	$6,408
Liquid assets	$573	$503

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted with an increase in the current backlog and growth in revenues. Operating costs increased during the quarter ended May 31, 2017 due to $133 thousand in legal fees related to the Lexel bankruptcy settlement agreement and formalizing an agreement to sell certain assets of Lexel. The Company has reduced other expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The completion of the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility have projected annual savings of approximately $500 thousand per year. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

May 31, 2017

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2017 and February 28, 2017 (in thousands):

	May 31,2017	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options and ETF (long)	362	362
Stocks, options and ETF (short)	(12)	(12)

Total value of investments	$350	$350	—	—

	February 28,2017	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options and ETF (long)	484	484	—	—
Stocks, options and ETF (short)	(2)	(2)

Total value of investments	$482	$482	—	—
Current Liabilities:
Margin balance	(114)	(114)

Total value of liabilities	(114)	(114)

Total	$368	$368	—	—

Video Display Corporation and Subsidiaries

May 31, 2017

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods. Early adoption is permitted. The adoption of this standard did not have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. Each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of this standard did not have a material effect on its consolidated financial statements.

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

Video Display Corporation and Subsidiaries

May 31, 2017

Note 5. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	May 31, 2017	February 28, 2017
Raw materials	$4,945	$5,217
Work-in-process	1,369	1,001
Finished goods	1,393	1,519

	7,707	7,737
Reserves for obsolescence	(1,951)	(1,899)

	$5,756	$5,838

Note 6. – Long-Term Debt and Other Obligations

Long-term debt consisted of the following (in thousands):

	May 31,	February 28,
	2017	2017
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (4.00% as of May 31, 2017); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	$119	$131

	119	131
Less current maturities	(55)	(54)

	$64	$77

The Company had no outstanding margin account borrowing as of May 31, 2017 and $0.1 million as of February 28, 2017. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments were $0.5 million leaving net investments of $0.4 million after the margin account borrowings of $0.1 million at February 28, 2017. The margin interest rate is 2%.

Video Display Corporation and Subsidiaries

May 31, 2017

Note 7. – Related Party Transactions

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as secured borrowing in accordance with the provisions of ASC 860-10. The $ 0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note was $723 thousand and $765 thousand as of May 31, 2017 and February 28, 2017, respectively.

Note 8. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended May 31,
	2017	2016
Cash paid for:
Interest	$4	$5

Income taxes, net of refunds	$—	$6

Non-cash activity:
Note receivable paid directly to officer	$42	26

Note payable to officer	$(42)	(26)

Imputed interest expense	$16	17

Imputed interest income	$(16)	(17)

Capital additions transferred from inventory	$113	—

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

Video Display Corporation and Subsidiaries

May 31, 2017

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended May 31, 2017 and 2016 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Three months ended May 31, 2017
Basic	$(266)	5,891	$(0.05)
Effect of dilution:
Options	—	200	—

Diluted	$(266)	6,091	$(0.04)

Three months ended May 31, 2016
Basic	$(392)	5,891	$(0.07)
Effect of dilution:
Options	—	—	—

Diluted	$(392)	5,891	$(0.07)

Stock-Based Compensation Plans

For the three-month period ended May 31, 2017 and 2016, the Company recognized general and administrative expenses of $38 thousand and $2 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of May 31, 2017, and May 31, 2016 total unrecognized compensation costs related to stock options granted was $77 thousand and $3 thousand, respectively. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 3 years.

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

140,000 new options and 60,000 replacement options were granted during the three month period ended May 31, 2017 and no options were granted for the three month period ending May 31, 2016.

Video Display Corporation and Subsidiaries

May 31, 2017

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

For the quarters ending May 31, 2017 and May 31, 2016, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 502,644 shares remain authorized to be repurchased by the Company at May 31, 2017.

Note 10. – Income Taxes

The effective tax rate for the three months ended May 31, 2017 and 2016 was (2.7%) and (2.6%) respectively. The Company lost $0.3 and $0.4 million dollars for the quarter ending May 31, 2017 and May 31, 2016, respectively, which resulted in a tax expense of $7 thousand and $10 thousand in Kentucky state taxes for the Lexel Imaging subsidiary, respectively. Due to the losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero Federal tax expense for the quarter ended May 31, 2017 and May 31, 2016, respectively.

Note 11. – Legal Proceedings

The Company is involved in various legal proceedings related to claims arising in the ordinary course of business.

On May 19, 2017, Lexel Imaging’s Chapter 11 Bankruptcy case was dismissed upon approval of a settlement agreement between Lexel Imaging (Lexel) and its landlord, Alidade Bull Lea, LLC (Alidade). The settlement agreement requires Lexel to surrender possession of the rental property on or before September 30, 2017 and remit to Alidade all past due rent of approximately $232 thousand. Lexel is also required to make payments totaling $100 thousand into an escrow account by July 28, 2017. These funds will be held by Alidade’s counsel until full and timely compliance with the settlement agreement are met, at which time the funds will be returned to Lexel.

The settlement agreement also stipulates certain events of default for non-compliance. Events of default include, but are not limited to the following; 1) failure to make timely payment of back owed rent, escrow payments, and ongoing monthly rents through the exit date, 2) failure to enter into a new lease agreement or asset purchase agreement for all or substantially all of Lexel’s assets, with an unaffiliated third party on or before June 30, 2017, and 3) failure to vacate the property as defined.

In the event management’s intentions are determined to be a violation of the above settlement agreement, it is at least reasonably possible that Lexel could incur: 1) losses of $100 thousand related to forfeiture of the escrow deposit, 2) costs of $200 thousand for the civil judgment, 3) additional legal fees incurred by Alidade related to enforcement of the settlement agreement (while foregoing remedies), and 4) subjection to eviction from the property causing significant interruption to business operations, which includes inventory of $2.1 million as of May 31, 2017. While management believes its relocation plans are appropriate under the settlement agreement, they can provide no assurance that their actions will not trigger a default under the settlement agreement, as noted above.

Note 12. – Subsequent Events

On June 15, 2017 Lexel Imaging signed a new five (5) year lease with Honeyhill Properties, LLC, satisfying one of the stipulations of the settlement agreement as part of its dismissal from bankruptcy.

On June 22, 2017 Lexel Imaging completed the sale of certain assets for $1.3 million. The Company will continue to operate the remainder of Lexel Imaging and expects to continue to be profitable once its move is completed into the new facility. Although the subsidiary’s revenues will decrease due to the sale, the division has taken measures to also reduce the cost structure of the business including lowering fixed costs by over $600 thousand per year with the new five (5) lease it signed with Honeyhill Properties and adjusting the workforce for the anticipated level of business. Lexel will continue to manufacture CRTS and will focus on its core lines of business. Therefore, Lexel Imaging will continue to be included in continuing operations.

Video Display Corporation and Subsidiaries

May 31, 2017

On July 3, 2017 Video Display Corporation and Ordway Properties, LLC purchased Honeyhill Properties, LLC (LLC) for $1.5 million. Video Display Corporation purchased a thirty-three percent (33%) ownership interest in the LLC for $500 thousand. The LLC is the owner of the property at 510 Henry Clay Blvd. in Lexington, KY. The land and building are the only assets of the LLC. The building has two tenants, Lexel Imaging and another business owned by the previous owner of the LLC. As part of the purchase agreement for the LLC, the affiliated company of the seller was granted two years of free rent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2017 Annual Report to Shareholders, which included audited condensed consolidated financial statements and notes thereto as of and for the fiscal year ended February 28, 2017, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During fiscal 2018, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales of the Company’s more profitable product lines and reduce expenses in all areas of the business to bring its cost structure in line with the current size of the business. During the quarter ended May 31, 2017, the expenses of the Company did increase over last year. See below in “Liquidity”. Challenges facing the Company during these efforts include:

Liquidity – The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last three years and has seen a decline in both its working capital and liquid assets during this time. Losses over this time are due to a combination of decreasing revenues across all divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2017 and February 28, 2017:

	May 31, 2017	February 28, 2017
Working capital	$6,069	$6,408
Liquid assets	$573	$503

Video Display Corporation and Subsidiaries

May 31, 2017

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted with an increase in the current backlog and growth in revenues. Operating costs increased during the quarter ended May 31, 2017 due to $133 thousand in legal fees related to the Lexel bankruptcy settlement agreement and formalizing an agreement to sell certain assets of Lexel. The Company has reduced other expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The completion of the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility have projected annual savings of approximately $500 thousand per year. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at May 31, 2017 and February 28, 2017 are adequate.

Results of Operations

The following table sets forth, for the three months ended May 31, 2017 and 2016, the percentages that selected items in the Interim Condensed Consolidated Income Statements bear to total sales:

(in thousands)	Three Months Ended May 31
	2017		2016
	Dollars		Dollars
Sales
Simulation and Training (VDC Display Systems)	765	19.6%	877	23.7%
Data Display CRT (Lexel and Data Display)	1,918	49.2	2,193	59.1
Broadcast and Control Centers (AYON Visual)	738	19.0	220	5.9
Cyber Secure Products (AYON Cyber Security)	476	12.2	420	11.3

Total Company	3,897	100.0%	3,710	100.0%
Costs and expenses
Cost of goods sold	3,300	84.7%	3,294	88.8%
Selling and delivery	243	6.2	232	6.3
General and administrative	880	22.6	829	22.3

	4,423	113.5%	4,355	117.4%
Operating loss	(526)	(13.5)%	(645)	(17.4)%

Video Display Corporation and Subsidiaries

May 31, 2017

Interest income/ (expense)	(4)	(0.1)%	3	0.1%
Investment gains	1	0.0	47	1.3
Other income, net	270	7.0	213	5.7

Income/(loss) before income taxes	(259)	(6.6)%	(381)	(10.3)%
Income tax expense/ (benefit)	7	0.2	10	0.3

Net income/ (loss)	(266)	(6.8)%	(391)	(10.6)%

Net sales

Consolidated net sales increased 5.0% for the three months ended May 31, 2017 compared to the three months ended May 31, 2016. The Company’s AYON Visual Solutions division was up 235% or $0.5 million for the quarter from last year’s quarter. Their business is project driven and they completed a couple of projects in the first quarter. They have completed all of their current projects and presently are bidding and seeking new projects. The Display Systems division was down by 12.8% for the quarter or $0.1 million, due primarily to supply programs with major customers who are refreshing the projects with new enhancements and had no orders this quarter. The division is working with customers with projects expected to begin shipping in third and fourth quarter this year, similar to last year. The Data Display division showed a decrease of 12.5% due to decreases throughout their customer base and the completion of a large long term order with a foreign customer by the Lexel division. The Lexel division will expect less revenues going forward as certain assets and business were sold in June, 2017. The Data division should have steady business driven by their number one customer’s orders for replacement CRTs for their simulators. AYON Cyber Security’s sales increased by 13.3% or $56 thousand. This division is expected to exceed last year’s results for the remainder of the year due to their large backlog of over $3.0 million and expected new orders from the current customer base and addition of new customers. Last year’s sales for this division were $1.7 million. Their current backlog is nearly double all of the last fiscal year’s business.

Gross margins

Consolidated gross margins were increased both as a percentage to sales (15.3% to 11.2%) and actual dollars ($597 thousand to $416 thousand) for the three months ended May 31, 2017 compared to the three months ended May 31, 2016.

Three of the divisions showed an increase in their gross margin percentage. AYON Visual Solutions increased 444.2% with a $181 thousand increase in gross margins for the comparable quarter based on completing two large projects. AYON Cyber Security increased 103.4% with a $294 thousand increase due to the steady flow of orders for phones and some contract work which was service related. The Data Displays division increased gross margins by 92.9% or $41 thousand on the strength of steady orders from their top customer, a flight simulation company. VDC Display Systems division and the Lexel Imaging division both had a decrease in gross margins primarily due to lower revenues. The Company is moving AYON Cyber Security and merging it with VDC Display Systems to control costs. Each of these divisions are expected to improve their results as the year progresses, AYON as it ships against its $3.0 million backlog and VDC Display Systems due to upcoming orders they have been pursuing. Both will benefit from economies of scale once they are both in the same facility.

Operating expenses

Operating expenses increased by 5.8% or $62 thousand for the three months ended May 31, 2017 compared to the three months ended May 31, 2016. The increase was due to legal expenses of $133 thousand associated with the

Video Display Corporation and Subsidiaries

May 31, 2017

bankruptcy proceedings with Lexel Imaging and the legal expenses for the sale of certain assets of Lexel Imaging. These expenses are non-recurring. The Company expects to continue to reduce costs while increasing revenues with the completion of the consolidation of its two Florida businesses to one location and the move of Lexel Imaging to a much lower cost facility.

Interest expense

Interest expense was $4 thousand for the quarter ending May 31, 2017 and $22 thousand for the quarter ending May 31, 2016. The interest expense is related to the balance owed on a building the Company owns in Pennsylvania and the interest on the margin balance in the Company’s investment account, which is a 2% rate.

Other Income/ expense

For the three months ended May 31, 2017, the Company earned $208 thousand on royalties and $34 thousand in rental income. For the three months ended May 31, 2016, the Company earned $173 thousand in royalty income and rental income of $30 thousand.

Income taxes

The effective tax rate for the three months ended May 31, 2017 and 2016 was (2.7%) and (2.6%) respectively. The Company lost $0.3 and $0.4 million dollars for the quarter ending May 31, 2017 and May 31, 2016, respectively, which resulted in a tax expense of $7 thousand and $10 thousand in Kentucky state taxes for the Lexel Imaging subsidiary, respectively. Due to the losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero Federal tax expense for the quarter ended May 31, 2017 and May 31, 2016, respectively.

Liquidity and Capital Resources

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last three years and has seen a decline in both its working capital and liquid assets during this time. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. During the year ended February 28, 2017, the Company operated using cash from operations of $1.1 million, which was primarily generated from a $1.0 net loss. During the quarter ended May 31, 2017 operational cash flows provided $0.1 million. Related to these operational results the Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2017 and February 28, 2017:

	May 31, 2017	February 28, 2017
Working capital	$6,069	$6,408
Liquid assets	$573	$503

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues. The Company has reduced expenses at the divisions, as well as at the corporate location with the expectation that expenses will be decreased even more with the completion of the merger of

Video Display Corporation and Subsidiaries

May 31, 2017

the two Florida businesses into one facility and the plant move of the Lexel Imaging facility into a new facility at an estimated savings of approximately $500 thousand per year. Management continues to explore options to monetize certain long-term assets of the business, including the sale of certain assets of its Lexel Imaging subsidiary, which was finalized in June, 2017. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Cash used by operations for the three months ended May 31, 2017 was negligible. The net loss from operations was $0.3 million and adjustments to reconcile net loss to net cash were $0.2 million including inventory reserves, depreciation and non-cash charges for share based compensation. Changes in working capital provided $0.1 million, primarily due to a decrease in accounts receivable of $1.0 million, smaller adjustments totaling $0.1 million, offset by a decrease in accounts payable of $0.4 million, a decrease in customer deposits of $0.4 million and a decrease in inventory of $0.1 million. Cash used by operations for the three months ended May 31, 2016 was $0.3 million.

Investing activities provided $0.1million. $0.5 million was used for the purchase of investment securities offset by $0.6 million for the sale of investment securities for the three months ended May 31, 2017. Investing activities used cash of $0.1 million due to the capital expenditures for the Cocoa building during the three months ended May 31, 2016.

Financing activities were negligible for the quarter ended May 31, 2017. Financing activities provided $0.8 million primarily due to the proceeds from related party loan of $0.9 million offset by the repayment of $0.1 million to the CEO for the three months ended May 31, 2016.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock on the open market, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the quarters ended May 31, 2017 and May 31, 2016, the Company did not repurchase any shares. Under the Company’s stock repurchase program, an additional 502,644 shares remain authorized to be repurchased by the Company at May 31, 2017.

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

Video Display Corporation and Subsidiaries

May 31, 2017

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of May 31, 2017 and February 28, 2017 the Company has established a valuation allowance of $7.5 million and $7.4 million, respectively on the Company’s current and non-current deferred tax assets.

Video Display Corporation and Subsidiaries

May 31, 2017

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At May 31, 2017, the Company did not record any liabilities for uncertain tax positions.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods. Early adoption is permitted. The adoption of this standard did not have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. Each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of this standard did not have a material effect on its consolidated financial statements.

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

Subsequent Events

On June 15, 2017 Lexel Imaging signed a new five (5) year lease with Honeyhill Properties, LLC, satisfying one of the stipulations of the settlement agreement as part of its dismissal from bankruptcy.

On June 22, 2017 Lexel Imaging completed the sale of certain assets for $1.3 million. The Company will continue to operate the remainder of Lexel Imaging and expects to continue to be profitable once its move is completed to the new facility. Although the subsidiary’s revenues will decrease due to the sale, the division has taken measures to also reduce the cost structure of the business including lowering fixed costs by over $600 thousand per year with the new five (5) lease it signed with Honeyhill Properties and adjusting the workforce for the anticipated level of business.

Video Display Corporation and Subsidiaries

May 31, 2017

On July 3, 2017 Video Display Corporation and Ordway Properties, LLC purchased Honeyhill Properties, LLC (LLC) for $1.5 million. Video Display Corporation purchased a thirty-three percent (33%) ownership interest in the LLC for $500 thousand. The LLC is the owner of the property at 510 Henry Clay Blvd. in Lexington, KY. The land and building are the only assets of the LLC. The building has two tenants, Lexel Imaging and another business owned by the previous owner of the LLC. As part of the purchase agreement for the LLC, the affiliated company of the seller was granted two years of free rent.

Forward-Looking Information and Risk Factors

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 28, 2017 could cause actual results to differ materially.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2017. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2017.

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

May 31, 2017

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

VIDEO DISPLAY CORPORATION

July 17, 2017	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 17, 2017	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer