Form 10-Q
period 2017-08-31
VIDEO DISPLAY CORP
filed 2017-10-16
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2017

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

As of August 31, 2017, the registrant had 5,890,748 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	August 31, 2017	February 28, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$205	$135
Trading investments, at fair value	363	368
Accounts receivable, less allowance for doubtful accounts of $22 and $20	1,625	2,771
Note receivable to officers and directors	183	175
Inventories, net	4,659	5,838
Prepaid expenses and other	173	246

Total current assets	7,208	9,533

Property, plant, and equipment
Land	154	154
Buildings	2,717	2,712
Machinery and equipment	5,881	5,539

	8,752	8,405
Accumulated depreciation and amortization	(7,246)	(7,124)

Net property, plant, and equipment	1,506	1,281

Note receivable	496	590
Investment in LLC	500	—
Other assets	26	26

Total assets	$9,736	$11,430

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	August 31,	February 28,
	2017	2017
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$584	$1,397
Accrued liabilities	807	834
Current maturities of long-term debt	55	54
Customer deposits	121	418
Notes payable to officers and directors	183	175
Line of credit	301	237
Income taxes payable	—	10

Total current liabilities	2,051	3,125
Long-term debt, less current maturities	50	77
Notes payable to officers and directors	496	590
Deferred rent	120	180

Total liabilities	2,717	3,972

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,891 outstanding at August 31, 2017 and February 28, 2017	7,293	7,293
Additional paid-in capital	234	186
Retained earnings	15,760	16,247
Treasury stock, shares at cost; 3,841 at August 31, 2017 and February 28, 2017	(16,268)	(16,268)

Total shareholders’ equity	7,019	7,458

Total liabilities and shareholders’ equity	$9,736	$11,430

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Income Statements (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Net sales	$3,161	$3,632	$7,058	$7,342
Cost of goods sold	2,683	3,042	5,983	6,336

Gross profit	478	590	1,075	1,006

Operating expenses
Selling and delivery	226	216	469	448
General and administrative	797	879	1,677	1,708

	1,023	1,095	2,146	2,156

Operating loss	(545)	(505)	(1,071)	(1,150)

Other income (expense)
Interest income/ (expense)	(4)	(3)	(8)	—
Investment income/(loss)	(7)	139	(6)	188
Other, net	333	(5)	603	206

	322	131	589	394

Income (loss) before income taxes	(223)	(374)	(482)	(756)

Income tax expense (benefit)	(2)	4	5	14

Net income (loss)	$(221)	$(378)	$(487)	$(770)

Net income (loss) per share:
Net loss per share-basic	$(0.04)	$(0.06)	$(0.08)	$(0.13)
Net loss per share-diluted	$(0.04)	$(0.06)	$(0.08)	$(0.13)

Basic weighted average shares outstanding	5,891	5,891	5,891	5,891

Diluted weighted average shares outstanding	5,891	5,891	5,891	5,891

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

Six Months Ended August 31, 2017 (unaudited)

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock
Balance, February 28, 2017	5,891	$7,293	$186	$16,247	$(16,268)
Net loss	—	—	—	(487)	—
Share based compensation	—	—	48	—	—

Balance, August 31, 2017	5,891	$7,293	$234	$15,760	$(16,268)

*	Common shares are shown net of treasury shares.

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2017	2016
Operating Activities
Net loss	$(487)	$(770)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	119	119
Provision for doubtful accounts	3	8
Provision for inventory reserve	113	213
Non-cash charge for share based compensation	48	3
Deferred rental income	(60)	(60)
Realized gain on investments	5	(178)
Changes in working capital items:
Accounts receivable	1,144	(1,055)
Note receivable	85	81
Inventories	1,066	297
Prepaid expenses and other assets	73	(1,516)
Customer deposits	(297)	1,569
Accounts payable and accrued liabilities	(851)	766
Cost, estimated earnings and billings on uncompleted contracts	—	(160)
Income taxes refundable/payable	—	8

Net cash provided by (used in) operating activities	961	(675)

Investing Activities
Capital expenditures	(343)	(152)
Purchases of investments	(1,153)	(596)
Investment in LLC	(500)	—
Sales of investments	1,121	793

Net cash provided by (used in) investing activities	(875)	45

Financing Activities
Proceeds from related party loans	—	846
Repayment of loans from related parties	(85)	(85)
Proceeds/ repayments of line of credit and long-term debt	37	(25)
Proceeds on marginal float	32	(202)

Net cash provided by (used in) financing activities	(16)	534

Net change in cash and cash equivalents	70	(96)
Cash and cash equivalents, beginning of year	135	595

Cash and cash equivalents, end of period	$205	$499

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

August 31, 2017

Notes to Interim Condensed Consolidated Financial Statements

Note 1. – Summary of Significant Accounting Policies

The interim condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K as of and for the fiscal year ended February 28, 2017, as filed with the Commission. There are no material changes in accounting policy during the six months ended August 31, 2017.

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

Note 2. – Financial Condition and Going Concern

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last three years and has seen a decline in both its working capital and liquid assets during this time. Losses over this time are due to a combination of decreasing revenues across all divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2017 and February 28, 2017:

	August 31, 2017	February 28, 2017
Working capital	$5,157	$6,408
Liquid assets	$568	$503

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted with an increase in the current backlog. Operating costs decreased during the quarter ended August 31, 2017 compared to the same quarter last year by 6.6% and versus the first quarter ending May 31, 2017 by 8.9%. The Company has reduced expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The completion of the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility have projected annual savings of approximately $500 thousand per year. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Video Display Corporation and Subsidiaries

August 31, 2017

The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve revenues, the operational effectiveness of continuing operations, the procurement of suitable financing, or a combination of these. The uncertainty regarding the potential success of management’s plan create substantial doubt about the ability of the Company to continue as a going concern.

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 31, 2017 and February 28, 2017 (in thousands):

	August 31, 2017	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options and ETF (long)	509	509	—	—
Stocks, options and ETF (short)	—	—	—	—

Total value of investments	$509	$509	—	—

Current Liabilities:
Margin balance	(146)	(146)

Total value of liabilities	(146)	(146)

Total	$363	$363	—	—

	February 28, 2017	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options and ETF (long)	484	484	—	—
Stocks, options and ETF (short)	(2)	(2)

Total value of investments	$482	$482	—	—
Current Liabilities:
Margin balance	(114)	(114)

Total value of liabilities	(114)	(114)

Total	$368	$368	—	—

Video Display Corporation and Subsidiaries

August 31, 2017

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

Video Display Corporation and Subsidiaries

August 31, 2017

Note 5. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	August 31,	February 28,
	2017	2017
Raw materials	$4,829	$5,217
Work-in-process	570	1,001
Finished goods	1,245	1,519

	6,644	7,737
Reserves for obsolescence	(1,985)	(1,899)

	$4,659	$5,838

Note 6. – Long-Term Debt and Other Obligations

Long-term debt consisted of the following (in thousands):

	August 31,	February 28,
	2017	2017
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (4.00% as of August 31, 2017); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	$105	$131

	105	131
Less current maturities	(55)	(54)

	$50	$77

The Company had outstanding margin account borrowing of $0.1 million as of August 31, 2017 and February 28, 2017. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments were $0.5 million leaving net investments of $0.4 million after the margin account borrowings of $0.1 million as of August 31, 2017 and February 28, 2017. The margin interest rate is 2%.

Video Display Corporation and Subsidiaries

August 31, 2017

Note 7. – Related Party Transactions

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as secured borrowing in accordance with the provisions of ASC 860-10. The $ 0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note was $679 thousand and $765 thousand as of August 31, 2017 and February 28, 2017, respectively.

On July 3, 2017, the Company and Ordway Properties, LLC purchased Honeyhill Properties, LLC which is the owner of the building at 510 Henry Clay Blvd. in Lexington, KY for $1,500,000. Video Display Corporation invested $500,000 towards the purchase price and is accounting for the investment under the cost method, since Ordway Properties, LLC is the majority owner. The Company is a one third owner in Honeyhill Properties, LLC with Ordway Properties being a two thirds owner. The building is the new facility for the Company’s Lexel Imaging subsidiary, which had previously signed a five (5) year lease agreement with Honeyhill Properties, LLC on June 15, 2017 before the sale took place.

Note 8. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months
	Ended August 31,
	2017	2016
Cash paid for:
Interest	$8	$9

Income taxes, net of refunds	$23	$6

Non-cash activity:
Note receivable paid directly to officer	$85	$65

Note payable to officer	$(85)	$(65)

Imputed interest expense	$33	$42
Imputed interest income	$(33)	$(42)

Capital additions transferred from inventory	$113	—

Note 9. – Shareholder’s Equity

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during each period. Shares issued during the period are weighted

Video Display Corporation and Subsidiaries

August 31, 2017

for the portion of the period that they were outstanding. Diluted earnings (loss) per share is calculated in a manner consistent with that of basic earnings (loss) per share while giving effect to all potentially dilutive common shares that were outstanding during the period.

Diluted earnings (loss) per share is not presented separately because there are no adjustments to the numerator in calculating dilutive net loss per share and all potentially dilutive common stock equivalents would be antidilutive. The following table presents a reconciliation of all the shares used in the calculation of basic and dilutive earnings (loss) per share for the three and six month periods ended August 31, 2017 and 2016 (in thousands, except per share data):

		Weighted
		Average	Earnings (Loss)
	Net	Common Shares	Per
	Income (Loss)	Outstanding	Share
Six months ended August 31, 2017
Basic	$(487)	5,891	$(0.08)
Effect of dilution:
Options	—	—	—

Diluted	$(487)	5,891	$(0.08)

Six months ended August 31, 2016
Basic	$(770)	5,891	$(0.13)
Effect of dilution:
Options	—	—	—

Diluted	$(770)	5,891	$(0.13)

Three months ended August 31, 2017
Basic	$(221)	5,891	$(0.04)
Effect of dilution:
Options	—	—	—

Diluted	$(221)	5,891	$(0.04)

Three months ended August 31, 2016
Basic	$(378)	5,891	$(0.06)
Effect of dilution:
Options	—	—	—

Diluted	$(378)	5,891	$(0.06)

The number of anti-dilutive equity based compensation awards at August 31, 2017 and 2016 was 209,000 and 9,000.

Stock-Based Compensation Plans

For the six-month period ended August 31, 2017 and 2016, the Company recognized general and administrative expenses of $48 thousand and $3 thousand, respectively, related to share-based compensation. The liability for the share-based compensation recognized is presented in the consolidated balance sheet as part of additional paid in capital. As of August 31, 2017, and August 31, 2016 total unrecognized compensation costs related to stock options granted was $45 thousand and $2 thousand, respectively. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 3 years.

Video Display Corporation and Subsidiaries

August 31, 2017

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

140,000 new options and 60,000 replacement options were granted during the six month period ended August 31, 2017 and no options were granted for the six month period ending August 31, 2016.

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

For the six months ending August 31, 2017 and August 31, 2016, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 502,644 shares remain authorized to be repurchased by the Company at August 31, 2017.

Note 10. – Income Taxes

The effective tax rate for the six months ended August 31, 2017 and 2016 was (1.1%) and (1.4%) respectively. The Company lost $0.5 and $0.8 million dollars for the six months ending August 31, 2017 and August 31, 2016, respectively. Income tax expense of $5 thousand and $14 thousand was reported for the six months ended August 31, 2017 and 2016, respectively, and pertains to state taxes owed related to the Lexel Imaging subsidiary which is located in Kentucky, due to profitability reported related to Lexel with no offsetting state net operating losses. Due to the consolidated losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss.

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

The settlement agreement also stipulates certain events of default for non-compliance. Events of default include, but are not limited to the following; 1) failure to make timely payment of back owed rent, escrow payments, and ongoing monthly rents through the exit date, 2) failure to enter into a new lease agreement or asset purchase agreement for all or substantially all of Lexel’s assets, with an unaffiliated third party on or before June 30, 2017, and 3) failure to vacate the property as defined. In the event of non-compliance Lexel has agreed to the following; 1) escrow amounts will be forfeited, 2) a stipulated $200 thousand civil judgment will be awarded to Alidade, 3) eviction from the property within 10

Video Display Corporation and Subsidiaries

August 31, 2017

days, and 4) Lexel will pay all legal fees incurred by Alidade related to enforcement of the settlement agreement and foregoing remedies. The Company complied with all of the stipulations and successfully vacated the building on September 15, 2017.

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

During fiscal 2018, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales of the Company’s more profitable product lines and reduce expenses in all areas of the business to bring its cost structure in line with the current size of the business. During the quarter ended August 31, 2017, the expenses of the Company did increase over last year. See below in “Liquidity”. Challenges facing the Company during these efforts include:

Liquidity- The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last three years and has seen a decline in both its working capital and liquid assets during this time. Losses over this time are due to a combination of decreasing revenues across all divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2017 and February 28, 2017:

	August 31, 2017	February 28, 2017
Working capital	$5,157	$6,408
Liquid assets	$568	$503

Video Display Corporation and Subsidiaries

August 31, 2017

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted with an increase in the current backlog. Operating costs decreased during the quarter ended August 31, 2017 compared to the same quarter last year by 6.6% and versus the first quarter ending May 31, 2017 by 8.9%. The Company has reduced expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The completion of the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility have projected annual savings of approximately $500 thousand per year. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at August 31, 2017 and February 28, 2017 are adequate.

Results of Operations

The following table sets forth, for the three and six months ended August 31, 2017 and 2016, the percentages that selected items in the Interim Condensed Consolidated Income Statements bear to total sales:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2017	2016	2017	2016
Sales
Simulation and Training (VDC Display Systems)	27.6%	27.3%	23.2%	25.5
Data Display CRT (Lexel and Data Display)	29.7	54.2	40.5	56.7
Broadcast and Control Centers (AYON Visual)	3.5	4.0	12.0	5.0
Cyber Secure Products (AYON Cyber Security)	39.2	14.5	24.3	12.9

Total Company	100.0%	100.0%	100.0%	100.0
Costs and expenses
Cost of goods sold	84.9%	83.8%	84.8%	86.3
Selling and delivery	7.2	5.9	6.6	6.1
General and administrative	25.2	24.2	23.8	23.3

	117.3%	113.9%	115.2%	115.7
Operating loss	(17.3)%	(13.9)%	(15.2)%	(15.7)
Interest income/expense	(0.1)%	(0.1)%	(0.1)%	—
Other income, net	10.3	3.7	8.5	5.4

Loss before income taxes	(7.1)%	(10.3)%	(6.8)%	(10.3)
Income tax benefit/expense	(0.1)	0.1	0.1	0.2

Net loss	(7.0)%	(10.4)%	(6.9)%	(10.5)

Video Display Corporation and Subsidiaries

August 31, 2017

Net sales

Consolidated net sales decreased 3.9% for the six months ended August 31, 2017 and 13.0% for the three months ended August 31, 2017 compared to the six months and three months ended August 31, 2016. The Company’s AYON Cyber Security division is up 81.0% and 134.8% for the six months and three months ending August 31, 2017 compared to the comparable quarters last year. Their business has been steadily growing over the past year and their backlog was $2.2 million at August 31, 2017 and they were informed the week of September 25th, they were the recipient of another $1.5 million order. AYON Visual Solutions sales increased 133.4% for the six months ended August 31, 2017, but decreased for the three months ended August 31, 2017 compared to the same quarters last year. AYON Visual Solutions business is project driven and they completed a couple of projects in the first quarter. They have completed all of their current projects and presently are bidding and seeking new projects. They do have smaller orders between the larger projects. The Display Systems division was down by 12.5% and 12.3% for the six months and three months ended August 31, 2017 compared to the comparable periods last year. The division is working with customers with projects expected to begin shipping in third and fourth quarter this year, similar to last year. The Data Display division showed a decrease of 31.3% and 52.3% for the six months and three months ended August 31, 2017 compared to the same periods last year due to decreases throughout their customer base and the completion of a large long term order with a foreign customer by the Lexel division. The Lexel division will expect less revenues going forward as certain assets and business were sold in June, 2017. The Data division should have steady business driven by their number one customer’s orders for replacement CRTs for their simulators.

Gross margins

Consolidated gross margins increased both as a percentage to sales (15.2% to 13.7%) and actual dollars ($1,075 thousand to $1,006 thousand) for the six months ended August 31, 2017 compared to the six months ended August 31, 2016. Gross margins decreased for the three months ended August 31, 2017 compared to the three months ended August 31, 2016, both as a percentage to sales (15.1% to 16.2%) and actual dollars, ($478 thousand to $590 thousand).

Three of the divisions showed an increase in their gross margin percentage. AYON Visual Solutions increased 263.1% with a $194 thousand increase in gross margins for the comparable six months ending August 31, 2017 based on completing two large projects. AYON Cyber Security increased 231.5% with a $753 thousand increase due to the steady flow of orders for phones and some contract work which was service related. The Data Displays division increased gross margins by 179.4% or $107 thousand on the strength of steady orders from their top customer, a flight simulation company. VDC Display Systems division and the Lexel Imaging division both had a decrease in gross margins primarily due to lower revenues. The Company has completed the move of AYON Cyber Security except for the machine shop and merged it with VDC Display Systems to control costs. Each of these divisions are expected to improve their results as the year progresses, AYON as it ships against its approximately +$3.0 million backlog and VDC Display Systems due to upcoming orders they have been pursuing. Both will benefit from economies of scale now that they are both in the same facility.

Gross margins for the three months ended August 31, 2017 were impacted by the move of Lexel Imaging from one facility to another, shutting down production temporarily, the sale of some of Lexel’s business to a competitor and the completion of a large multi-year order by Lexel and the completion of several projects by AYON Visual Solution. Lexel is expected to be up and running in the next quarter and is expected to be profitable with the reduction in overhead expenses as a result of the move.

Video Display Corporation and Subsidiaries

August 31, 2017

Operating expenses

Operating expenses decreased by 0.5% or $10 thousand for the six months ended August 31, 2017 compared to the six months ended August 31, 2016. The expenses decreased despite legal expenses of $165 thousand associated with the bankruptcy proceedings with Lexel Imaging and the legal expenses for the sale of certain assets of Lexel Imaging. Operating expenses decreased by 6.5% or $71 thousand for the three months ended August 31, 2017 compared to the three months ended August 31, 2017. The Company expects to continue to reduce costs while increasing revenues with the completion of the consolidation of its two Florida businesses to one location and the move of Lexel Imaging to a much lower cost facility.

Interest expense

Interest expense was $8 thousand for the six months ending August 31, 2017and $4 thousand for the three months ending August 31, 2017 and $4 thousand for the six months ending August 31, 2016 and $0 for the six months ending August 31, 2016 and $3 for the three months ending August 31, 2017. The interest expense is related to the balance owed on a building the Company owns in Pennsylvania, the line of credit at the Company’s bank and the interest on the margin balance in the Company’s investment account, which is a 2% rate.

Other Income/ expense

For the six months ended August 31, 2017, the Company earned $294 thousand on the sale of certain assets to a competitor, $208 thousand on royalties, $71 thousand in rental income and another net of $24 thousand on other income and expenses. For the six months ended August 31, 2016, the Company had $178 thousand in investment gains, $160 thousand in royalty income, $60 thousand in rental income, $17 thousand in scrap sales and $9 thousand in dividend income offset by $92 thousand in asset disposals. For the three months ended August 31, 2017 the Company had other income of $326 thousand dollars, primarily $294 thousand on the sale of certain assets of Lexel Imaging compared to $134 thousand for the same three months last year.

Income taxes

The effective tax rate for the six months ended August 31, 2017 and 2016 was (1.1%) and (1.4%) respectively. The Company lost $0.5 and $0.8 million dollars for the six months ended August 31, 2017 and August 31, 2016, respectively, which resulted in a tax expense of $5 thousand and $14 thousand in Kentucky state taxes for the Lexel Imaging subsidiary, respectively. Due to the losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss. The net effect of this allowance was to have zero Federal tax expense for the quarter ended August 31, 2017 and August 31, 2016, respectively.

Liquidity and Capital Resources

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last three years and has seen a decline in both its working capital and liquid assets during this time. Losses over this time are due to a combination of decreasing revenues across all divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2017 and February 28, 2017:

	August 31, 2017	February 28, 2017
Working capital	$5,157	$6,408
Liquid assets	$568	$503

Video Display Corporation and Subsidiaries

August 31, 2017

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted with an increase in the current backlog. Operating costs decreased during the quarter ended August 31, 2017 compared to the same quarter last year by 6.6% and versus the first quarter ending May 31, 2017 by 8.9%. The Company has reduced expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The completion of the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility have projected annual savings of approximately $500 thousand per year. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Cash provided by operations for the six months ended August 31, 2017 was $0.9 million. The net loss from operations was $0.5 million and adjustments to reconcile net loss to net cash were $0.2 million including inventory reserves, depreciation and non-cash charges for share based compensation. Changes in working capital provided $1.2 million, primarily due to a decrease in inventory of $1.1 million, a decrease in accounts receivable of $1.1 million, smaller adjustments totaling $0.2 million, offset by a decrease in accounts payable of $0.9 million, a decrease in customer deposits of $0.3 million. Cash used by operations for the six months ended August 31, 2016 was $0.7 million.

Investing activities used $0.9 million. $1.1 million was used for the purchase of investment securities, $0.5 million for the purchase of a one third interest in an LLC (owns building rented by Lexel Imaging), and $0.4 million for capital improvements offset by $1.1 million for the sale of investment securities for the six months ended August 31, 2017. Investing activities provided a negligible amount of cash during the six months ended August 31, 2016.

Financing activities were negligible for the six months ended August 31, 2017. Financing activities provided $0.5 million primarily due to the proceeds from related party loan of $0.8 million offset by the repayment of $0.1 million to the CEO and $0.2 million for the repayment of margin dollars in the investment account for the six months ended August 31, 2016.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock on the open market, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the six months ended August 31, 2017 and August 31, 2016, the Company did not repurchase any shares. Under the Company’s stock repurchase program, an additional 502,644 shares remain authorized to be repurchased by the Company at August 31, 2017.

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

Video Display Corporation and Subsidiaries

August 31, 2017

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at August 31, 2017 and February 28, 2017 are adequate.

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of August 31, 2017 and February 28, 2017 the Company has established a valuation allowance of $7.6 million and $7.4 million, respectively on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax

Video Display Corporation and Subsidiaries

August 31, 2017

benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At August 31, 2017, the Company did not record any liabilities for uncertain tax positions.

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

August 31, 2017

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2017. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2017.

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

August 31, 2017

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).(P)

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).(P)

10(a)	Lease dated April 1, 2015 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2015 Annual Report on Form 10-K.)

10(b)	Lease dated February 19, 2015 by and between Registrant (Lessee) and Ordway Properties LLC (Lessor) with respect to premises located at 5155 King Street, Cocoa, FL. (incorporated by reference to Exhibit 10(g) to the Company’s 2015 Annual Report on Form 10-K.)

10(c)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

October 16, 2017	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 16, 2017	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer