Form 10-Q
period 2017-11-30
VIDEO DISPLAY CORP
filed 2018-01-16
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2017.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From _________________ to _________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of November 30, 2017, the registrant had 5,890,748 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1	– FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	November 30, 2017	February 28, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$115	$135
Trading investments, at fair value	270	368
Accounts receivable, less allowance for doubtful accounts of $13 and $20	597	2,771
Note receivable owed from officers and directors	187	175
Inventories, net	5,555	5,838
Prepaid expenses and other	79	246

Total current assets	6,803	9,533

Property, plant, and equipment
Land	154	154
Buildings	2,626	2,712
Machinery and equipment	5,898	5,539

	8,678	8,405
Accumulated depreciation and amortization	(7,186)	(7,124)

Net property, plant, and equipment	1,492	1,281

Note receivable	448	590
Investment in real estate partnership - related party	375	—
Other assets	26	26

Total assets	$9,144	$11,430

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	November 30, 2017	February 28, 2017
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,010	$1,397
Accrued liabilities	815	834
Current maturities of long-term debt	56	54
Customer deposits	103	418
Notes payable to officers and directors	187	175
Notes payable	100	—
Line of credit	473	237
Income taxes payable	—	10

Total current liabilities	2,744	3,125

Long-term debt, less current maturities	36	77
Notes payable to officers and directors	448	590
Deferred rent	90	180

Total liabilities	3,318	3,972

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,891 outstanding at November 30, 2017 and February 28, 2017	7,293	7,293
Additional paid-in capital	244	186
Retained earnings	14,557	16,247
Treasury stock, shares at cost; 3,841 at November 30, 2017 and February 28, 2017	(16,268)	(16,268)

Total shareholders’ equity	5,826	7,458

Total liabilities and shareholders’ equity	$9,144	$11,430

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Income Statements (unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Net sales	$1,666	$5,300	$8,725	$12,642
Cost of goods sold	1,810	4,402	7,794	10,738

Gross profit (loss)	(144)	898	931	1,904

Operating expenses
Selling and delivery	250	254	719	702
General and administrative	869	760	2,546	2,468

	1,119	1,014	3,265	3,170

Operating loss	(1,263)	(116)	(2,334)	(1,266)

Other income (expense)
Interest income/ (expense)	(4)	(3)	(12)	(3)
Investment income/(loss)	8	31	2	219
Other, net	51	44	654	250

	55	72	644	466

Income (loss) before income taxes	(1,208)	(44)	(1,690)	(800)
Income tax expense (benefit)	(5)	1	—	15

Net income (loss)	$(1,203)	$(45)	$(1,690)	$(815)

Net income (loss) per share:
Net loss per share-basic	$(0.20)	$(0.01)	$(0.29)	$(0.14)
Net loss per share-diluted	$(0.20)	$(0.01)	(0.29)	$(0.14)

Basic weighted average shares outstanding	5,891	5,891	5,891	5,891

Diluted weighted average shares outstanding	5,891	5,891	5,891	5,891

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

Nine Months Ended November 30, 2017 (unaudited)

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders Equity
Balance, February 28, 2017	5,891	$7,293	$186	$16,247	$(16,268)	$7,458
Net loss	—	—	—	(1,690)	—	(1,690)
Share based compensation	—	—	58	—	—	58

Balance, November 30, 2017	5,891	$7,293	$244	$14,557	$(16,268)	$5,826

*	Common shares are shown net of treasury shares.

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2017	2016
Operating Activities
Net loss	$(1,690)	$(815)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	175	181
Provision for doubtful accounts	(7)	11
Provision for inventory reserve	193	311
Share based compensation	58	3
Deferred rental income	(90)	(90)
Realized/Unrealized gain/(loss) on investments	2	(206)
Other	7	1
Changes in working capital items:
Accounts receivable	2,181	(745)
Note receivable	130	122
Inventories	290	229
Prepaid expenses and other assets	167	(533)
Customer deposits	(315)	1,114
Accounts payable and accrued liabilities	(417)	(252)
Cost, estimated earnings and billings on uncompleted contracts	—	(160)
Income taxes refundable/payable	—	(7)

Net cash provided by (used in) operating activities	684	(836)

Investing Activities
Capital expenditures	(396)	(198)
Purchases of investments	(1,805)	(617)
Acquisition of business, net of cash acquired	(200)	—
Investment in real estate partnership - related party	(375)	—
Sales of investments	1,552	793

Net cash provided by (used in) investing activities	(1,224)	(22)

Financing Activities
Proceeds from related party loans	100	806
Repayment of loans from related parties	(130)	(85)
Proceeds/ repayments of line of credit and long-term debt	197	(39)
Proceeds on marginal float	353	(183)

Net cash provided by (used in) financing activities	520	499

Net change in cash and cash equivalents	(20)	(359)
Cash and cash equivalents, beginning of year	135	595

Cash and cash equivalents, end of period	$115	$236

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

November  30, 2017

Notes to Interim Condensed Consolidated Financial Statements

Note 1. – Summary of Significant Accounting Policies

The interim condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K as of and for the fiscal year ended February 28, 2017, as filed with the Commission. There are no material changes in accounting policy during the nine months ended November 30, 2017.

The condensed consolidated financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the interim condensed consolidated financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 28, 2017 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP).

Note 2. – Financial Condition and Going Concern

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last three years and has seen a decline in both its working capital and liquid assets during this time. Losses over this time are due to a combination of decreasing revenues across all divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2017 and February 28, 2017:

	November 30, 2017	February 28, 2017
Working capital	$4,059	$6,408
Liquid assets	$385	$503

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted with an increase in the current backlog to over $8 million. The Company has reduced expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The completion of the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility have projected annual savings of approximately $500 thousand per year. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

November 30, 2017

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of November 30, 2017 and February 28, 2017 (in thousands):

	November 30, 2017	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options and ETF (long)	745	745	—	—
Stocks, options and ETF (short)	(7)	(7)	—	—

Total value of investments	$738	$738	—	—

Current Liabilities:
Margin balance	(468)	(468)

Total value of liabilities	(468)	(468)

Total	$270	$270	—	—

	February 28, 2017	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options and ETF (long)	484	484	—	—
Stocks, options and ETF (short)	(2)	(2)

Total value of investments	$482	$482	—	—
Current Liabilities:
Margin balance	(114)	(114)

Total value of liabilities	(114)	(114)

Total	$368	$368	—	—

Video Display Corporation and Subsidiaries

November 30, 2017

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

Video Display Corporation and Subsidiaries

November 30, 2017

Note 5. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	November 30, 2017	February 28, 2017
Raw materials	$5,664	$5,217
Work-in-process	665	1,001
Finished goods	1,291	1,519

	7,620	7,737
Reserves for obsolescence	(2,065)	(1,899)

	$5,555	$5,838

Note 6. – Long-Term Debt and Other Obligations

Long-term debt consisted of the following (in thousands):

	November 30, 2017	February 28, 2017
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (4.75% as of November 30, 2017); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	$92	$131

	92	131
Less current maturities	(56)	(54)

	$36	$77

The Company had outstanding margin account borrowing of $0.5 million as of November 30, 2017 and $0.1 million as of February 28, 2017. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments were $0.8 million leaving $0.3 million after the margin account borrowings of $0.5 million as of November 30, 2017 and $0.5 million leaving net investments of $0.4 million after the margin account borrowings of $0.1 million February 28, 2017. The margin interest rate is 2%.

Video Display Corporation and Subsidiaries

November 30, 2017

Note 7. – Related Party Transactions

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as secured borrowing in accordance with the provisions of ASC 860-10. The $0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note was $635 thousand and $765 thousand as of November 30, 2017 and February 28, 2017, respectively.

On July 3, 2017, the Company and Ordway Properties, LLC purchased Honeyhill Properties, LLC which is the owner of the building at 510 Henry Clay Blvd. in Lexington, KY for $1,500,000. Video Display Corporation invested $500,000 towards the purchase price and is accounting for the investment under the cost method since Ordway Properties, LLC is the majority owner. During the period ending November 30, 2017 the Company reduced its share in the LLC by $125,000, selling to Ordway Properties, LLC. There was no gain or loss on the sale. The Company is a one fourth owner in Honeyhill Properties, LLC with Ordway Properties, LLC being a three fourths owner. The building is the new facility for the Company’s Lexel Imaging subsidiary, which had previously signed a five (5) year lease agreement with Honeyhill Properties, LLC on June 15, 2017 before the sale took place.

Note 8. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended November 30,
	2017	2016
Cash paid for:
Interest	$13	$9

Income taxes, net of refunds	$23	$6

Non-cash activity:
Note receivable paid directly to officer	$130	$65

Note payable to officer	$(130)	$(65)

Imputed interest expense	$48	$42

Imputed interest income	$(48)	$(42)

Capital additions transferred from inventory	$113	—

Video Display Corporation and Subsidiaries

November 30, 2017

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

Diluted earnings (loss) per share is not presented separately because there are no adjustments to the numerator in calculating dilutive net loss per share and all potentially dilutive common stock equivalents would be antidilutive. The following table presents a reconciliation of all the shares used in the calculation of basic and dilutive earnings (loss) per share for the three and nine month periods ended November 30, 2017 and 2016 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Nine months ended November 30, 2017
Basic	$(1,690)	5,891	$(0.29)
Effect of dilution:
Options	—	—	—

Diluted	$(1,690)	5,891	$(0.29)

Nine months ended November 30, 2016
Basic	$(815)	5,891	$(0.14)
Effect of dilution:
Options	—	—	—

Diluted	$(815)	5,891	$(0.14)

Three months ended November 30, 2017
Basic	$(1,203)	5,891	$(0.20)
Effect of dilution:
Options	—	—	—

Diluted	$(1,203)	5,891	$(0.20)

Three months ended November 30, 2016
Basic	$(45)	5,891	$(0.01)
Effect of dilution:
Options	—	—	—

Diluted	$(45)	5,891	$(0.01)

Video Display Corporation and Subsidiaries

November 30, 2017

Stock-Based Compensation Plans

For the nine-month period ended November 30, 2017 and 2016, the Company recognized general and administrative expenses of $58 thousand and $3 thousand, respectively, related to share-based compensation. As of November 30, 2017, and November 30, 2016 total unrecognized compensation costs related to stock options granted was $35 thousand and $2 thousand, respectively. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 3 years.

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

140,000 new options and 60,000 replacement options were granted during the nine month period ended November 31, 2017 and no options were granted for the nine month period ending November 30, 2016.

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

For the nine months ending November 30, 2017 and November 30, 2016, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 502,644 shares remain authorized to be repurchased by the Company at November 30, 2017.

Note 10. – Income Taxes

The effective tax rate for the nine months ended November 30, 2017 and 2016 was 0% and (1.9%) respectively. The Company lost $1.7 and $0.8 million dollars for the nine months ending November 30, 2017 and November 30, 2016, respectively. Income tax expense of $15 thousand was reported for the nine months ended November 30, 2016, and pertains to state taxes owed related to the Lexel Imaging subsidiary which is located in Kentucky, due to profitability reported related to Lexel with no offsetting state net operating losses. There was no income tax expense reported for the nine months ended November 30, 2017 due to net losses generated. Due to the consolidated losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss.

Note 11. – Legal Proceedings

The Company is involved in various legal proceedings related to claims arising in the ordinary course of business.

On May 19, 2017, Lexel Imaging’s Chapter 11 Bankruptcy case was dismissed upon approval of a settlement agreement between Lexel Imaging (Lexel) and its landlord, Alidade Bull Lea, LLC (Alidade). The settlement agreement required Lexel to surrender possession of the rental property on or before September 30, 2017 and remit to Alidade all past due rent of approximately $232 thousand. Lexel was also required to make payments totaling $100 thousand into an escrow account by July 28, 2017. These funds were held by Alidade’s counsel until full and timely compliance with the settlement agreement was met, at which time the funds were returned to Lexel.

The Company complied with all of the stipulations and successfully vacated the building on September 15, 2017.

Video Display Corporation and Subsidiaries

November 30, 2017

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

Overview

The Company manufactures and distributes a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment—the manufacturing and distribution of displays and display components. The Company purchased a manufacturer of keyboards on October 23, 2017, for a nominal amount and the acquisition did not materially impact the Company’s financial results for the period ending November 30, 2017 The Company’s plans are to produce cyber secure keyboards. The business is expected to be less than ten percent (10%) of the Company’s revenues. The Company is organized into four interrelated operations aggregated into one reportable segment.

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

During fiscal 2018, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales of the Company’s more profitable product lines and reduce expenses in all areas of the business to bring its cost structure in line with the current size of the business. During the quarter ended November 30, 2017, the expenses of the Company did increase over last year. See below in “Liquidity”. Challenges facing the Company during these efforts include:

Liquidity- The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last three years and has seen a decline in both its working capital and liquid assets during this time. Losses over this time are due to a combination of decreasing revenues across all divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2017 and February 28, 2017:

	November 30, 2017	February 28, 2017
Working capital	$4,059	$6,408
Liquid assets	$385	$503

Video Display Corporation and Subsidiaries

November 30, 2017

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted with an increase in the current backlog to over $8 million. The Company has reduced expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The completion of the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility have projected annual savings of approximately $500 thousand per year. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at November 30, 2017 and February 28, 2017 are adequate.

Results of Operations

The following table sets forth, for the three and nine months ended November 30, 2017 and 2016, the percentages that selected items in the Interim Condensed Consolidated Income Statements bear to total sales:

	Three Months Ended November 30,			Nine Months Ended November 30,
	2017		2016		2017		2016
Sales
Simulation and Training (VDC Display Systems)	48.8	%	37.4	%	28.0	%	30.4
Data Display CRT (Lexel and Data Display)	15.0		32.3		35.6		46.5
Broadcast and Control Centers (AYON Visual)	1.2		21.8		10.0		12.0
Cyber Secure Products (AYON Cyber Security)	35.0		8.5		26.4		11.1

Total Company	100.0	%	100.0	%	100.0	%	100.0
Costs and expenses
Cost of goods sold	108.7	%	83.1	%	89.3	%	84.9
Selling and delivery	15.0		4.8		8.2		5.6
General and administrative	52.1		14.3		29.2		19.5

	175.8	%	102.2	%	126.7	%	110.0
Operating loss	(75.8)%		(2.2)%		(26.7)%		(10.0)
Interest income/expense	(0.3)%		(0.1)%		(0.1)%		—
Other income, net	3.6		1.4		7.5		3.7

Loss before income taxes	(72.5)%		(0.9)%		(19.4)%		(6.3)
Income tax benefit/expense	0.3		—		—		0.1

Net loss	(72.2)%		(0.9)%		(19.4)%		(6.4)

Video Display Corporation and Subsidiaries

November 30, 2017

Net sales

Consolidated net sales decreased 31.0% for the nine months ended November 30, 2017 and 58.9% for the three months ended November 30, 2017 compared to the nine months and three months ended November 30, 2016. The Company’s AYON Cyber Security division is up 50.7% for the nine months ending November 30, 2017, but down 60.3% for the three months ending November 30, 2017 compared to the comparable quarters last year. Their business has been steadily growing over the past year and their backlog was $2.2 million at November 30, 2017 and they were the recipient of another $0.9 million order in December, 2017. Sales were off in the quarter due to waiting for final approval to begin releases against a$1.4 million order. AYON Visual Solutions sales decreased 42.7% for the nine months ended November 30, 2017, and decreased 98.2% for the three months ended November 30, 2017 compared to the same quarters last year. AYON Visual Solutions business is project driven and they completed a couple of projects in the first quarter. They have completed all of their current projects and presently are bidding and seeking new projects. They do have smaller orders between the larger projects. The Display Systems division was down by 36.4% and 47.8% for the nine months and three months ended November 30, 2017 compared to the comparable periods last year. The division is working with customers with projects expected to begin shipping in fourth quarter this year, similar to last year. The Data Display division showed a decrease of 47.1% and 48.9% for the nine months and three months ended November 30, 2017 compared to the same periods last year due to the move of the Lexel facility and the completion of a large long term order with a foreign customer by the Lexel division. The Lexel division will expect less revenues going forward as certain assets and business were sold in June, 2017. The Data division should have steady business driven by their number one customer’s orders for replacement CRTs for their simulators.

Gross margins

Consolidated gross margins decreased both as a percentage to sales (10.7% to 15.1%) and actual dollars ($931 thousand to $1,904 thousand) for the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016. Gross margins decreased for the three months ended November 30, 2017 compared to the three months ended November 30, 2016, both as a percentage to sales, (8.7%) to 16.9% and actual dollars, ($144) thousand to $898 thousand.

Gross margins for the three months ended November 30, 2017 were impacted by the move of Lexel Imaging from one facility to another, shutting down production for most of the quarter, the sale of some of Lexel’s business to a competitor and the delay in getting approval to release $1.4 million order at AYON Cyber Security. Lexel is expected to be up and running in the next quarter and is expected to be profitable with the reduction in overhead expenses as a result of the move and AYON Cyber Security is expected to get approval to release the order. Gross margins are expected to improve in the next quarter as Lexel will be producing product and the two Florida divisions will be shipping against their $7 million backlogs.

Operating expenses

Operating expenses increased by 3.0% or $95 thousand for the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016. The expenses increased due to legal expenses of $165 thousand associated with the bankruptcy proceedings with Lexel Imaging and the legal expenses for the sale of certain assets of Lexel Imaging and changes in classifications of workers at AYON Cyber Security during the third quarter after they merged with VDC Display Systems. Operating expenses increased by 10.4% or $105 thousand for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. The Company expects to reduce costs while increasing revenues with the completion of the consolidation of its two Florida businesses to one location and the move of Lexel Imaging to a much lower cost facility.

Video Display Corporation and Subsidiaries

November 30, 2017

Interest expense

Interest expense was $12 thousand for the nine months ending November 30, 2017and $4 thousand for the three months ending November 30, 2017 and $3 thousand for the nine months ending November 30, 2016 and $3 for the three months ending November 30, 2016. The interest expense is related to the balance owed on a building the Company owns in Pennsylvania, the line of credit at the Company’s bank and the interest on the margin balance in the Company’s investment account, which is a 2% rate.

Other Income/ expense

For the nine months ended November 30, 2017, the Company earned $294 thousand on the sale of certain assets to a competitor, $208 thousand on royalties, $129 thousand in rental income and another net of $26 thousand on other income and expenses. For the nine months ended November 30, 2016, the Company had $274 thousand in investment gains, $160 thousand in royalty income, $101 thousand in rental income, $17 thousand in scrap sales and $9 thousand in dividend income offset by $92 thousand in asset disposals

Income taxes

The effective tax rate for the nine months ended November 30, 2017 and 2016 was 0% and (1.9%) respectively. The Company lost $1.7 and $0.8 million dollars for the nine months ended November 30, 2017 and November 30, 2016, respectively. Income tax expense of $15 thousand was reported for the nine months ended November 30, 2016 and pertains to state taxes owed related to the Lexel Imaging subsidiary which is located in Kentucky, due to profitability reported for the related time period with no offsetting state net operating losses. There was no income tax expense reported for the nine months ended November 30, 2017 due to net operating losses generated. Due to the losses by the Company, a full valuation allowance was allocated to the deferred tax asset created by the loss.

Liquidity and Capital Resources

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last three years and has seen a decline in both its working capital and liquid assets during this time. Losses over this time are due to a combination of decreasing revenues across all divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2017 and February 28, 2017:

	November 30, 2017	February 28, 2017
Working capital	$4,059	$6,408
Liquid assets	$385	$503

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted with an increase in the current backlog to over $8 million. The Company has reduced expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The completion of the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility have projected annual savings of approximately $500 thousand per year. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Video Display Corporation and Subsidiaries

November 30, 2017

Cash provided by operations for the nine months ended November 30, 2017 was $0.7 million. The net loss from operations was $1.7 million and adjustments to reconcile net loss to net cash were $0.3 million including inventory reserves, depreciation and non-cash charges for share based compensation. Changes in working capital provided $2.0 million, primarily due to a decrease in accounts receivable of $2.1 million, smaller adjustments totaling $0.6 million, offset by a increase in accounts payable of $0.4 million, a decrease in customer deposits of $0.3 million. Cash used by operations for the nine months ended November 30, 2016 was $0.8 million.

Investing activities used $1.2 million. $1.8 million was used for the purchase of investment securities, $0.4 million for the purchase of a one third interest in an LLC (owns building rented by Lexel Imaging), $2.0 million for acquisition of a business and $0.4 million for capital improvements offset by $1.6 million for the sale of investment securities for the nine months ended November 30, 2017. Investing activities provided a negligible amount of cash during the nine months ended November 30, 2016.

Financing activities provided $0.5 million for the nine months ended November 30, 2017. Marginal float in the investment account provided $0.4 million, the line of credit provided $0.2 million offset by $0.1 repayment of loans from related parties. Financing activities provided $0.5 million primarily due to the proceeds from related party loan of $0.8 million offset by the repayment of $0.1 million to the CEO and $0.2 million for the repayment of margin dollars in the investment account for the nine months ended November 30, 2016.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock on the open market, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. For the nine months ended November 30, 2017 and November 30, 2016, the Company did not repurchase any shares. Under the Company’s stock repurchase program, an additional 502,644 shares remain authorized to be repurchased by the Company at November 30, 2017.

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

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at November 30, 2017 and February 28, 2017 are adequate.

Video Display Corporation and Subsidiaries

November 30, 2017

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of November 30, 2017 and February 28, 2017 the Company has established a valuation allowance of $7.6 million and $7.4 million, respectively on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At November 30, 2017, the Company did not record any liabilities for uncertain tax positions.

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

November 30, 2017

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

Video Display Corporation and Subsidiaries

November 30, 2017

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2017. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2017.

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

November 30, 2017

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

VIDEO DISPLAY CORPORATION

January 16, 2018	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 16, 2018	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer