Form 10-K
period 2018-02-28
VIDEO DISPLAY CORP
filed 2018-05-29
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

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

As of August 31, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the Over the Counter Markets “OTCMKTS” was $363,599

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2018 was 5,887,148.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to stockholders in connection with our 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

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

Description of Principal Business

The Company generates revenues from the manufacturing and distribution of displays and display components. The Company operates primarily in five divisions: simulation and training products, cyber secure products, Data display CRTs, broadcast and control center products and other computer products.

Consolidated Net Sales by division for fiscal 2018 are comprised of the following:

Simulation and Training Products (40%)

Cyber Secure Products (19%)

Data Display CRTs (28%)

Broadcast and Control Center Products (9%)

Other Computer Products (4%)

A more detailed discussion of sales by category of product is included under the section entitled “Principal Products by Division.”

The Company’s manufacturing and distribution facilities are located in Kentucky, Georgia and Florida.

The Company continues to explore opportunities to expand its product offerings in the display industry. The Company anticipates that this expansion will be achieved by adding new products or by acquiring existing companies that would enhance the Company’s position in the display industry. Management continually evaluates product trends externally in the industry and internally in the divisions in which the Company operates. During the last year, the Company did not expend any funds towards research and development and expended $0.1 million in fiscal 2017 related to high-resolution projection displays and active matrix liquid crystal display (“AMLCD”) technologies, for commercial and military applications.

Segment Information

We operate and manage our business as one segment. The five divisions have similarities such as the types of products and markets served. Therefore, we believe they meet the criteria for aggregation under the applicable authoritative guidance and, as such, are reported as one segment within the Consolidated Financial Statements.

Principal Products by Division

Simulation and Training Products

The Company’s simulation and training products operations are conducted in Cocoa, Florida’s VDC Display Systems (Display Systems).

This portion of the Company’s operations, which contributed approximately 40% of fiscal 2018 consolidated net sales, involves the design, engineering, and manufacture of digital projector display units. The Company customizes these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.

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

Cyber Secure Products

The Company acquired the AYON Cyber Security (“ACS”) division in March 2012. ACS was formerly known as Hetra Products and most recently as StingRay56 before becoming part of Video Display Corporation. ACS specializes in advanced TEMPEST technology, also known as Emanation Security (EMSEC), products and custom engineering solutions to include extreme environmental performance and survivability technologies (MIL-STD-810 and DO-160) in support of military forces, intelligence agencies, prime contractors and niche commercial sectors worldwide. ACS has a long history of specializing in TEMPEST technology. In addition to its TEMPEST products and services, the business also provides various contract services to government agencies and prime contractors. Services performed include design and testing solutions for defense and niche commercial uses worldwide. ACS has office in the U.S., a representative in Canada, a Reseller Relationship/Partner in Europe and technology partners around the globe. This division represented approximately 19% of fiscal 2018 consolidated net sales.

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

In addition to factors affecting the overall market for such products, the Company’s sales volume in the CRT replacement markets is dependent upon the Company’s ability to provide prompt response to customers’ orders, while maintaining quality control and competitive pricing. The Data Display division represented approximately 28% of fiscal 2018 consolidated net sales.

Broadcast and Control Center Products

The Company began a start-up operation in July 2011, AYON Visual Solutions, as the North American distributor of a German company, eyevis GmbH. The division sells high-end visual display products for use in video walls and command and control centers.

The division has been built thus far by partnering with consultants and system integrators. These partners have first-hand knowledge of the needs of the market and have been educated about the division’s products. Management believes the division will continue to grow by expanding their network of partners and product offerings as eyevis GmbH introduces new products. This division represented approximately 9% of fiscal 2018 consolidated net sales.

Other Computer Products

The Company acquired a small keyboard company on October 23, 2017. The Company long term plans are to use this as a platform to manufacture cyber-secure keyboards as part of the cyber security division. This division was 4% of the 2018 consolidated net sales.

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

Working Capital Practices

Currently, The Company has a $0.5 million line of credit with the Brand Banking Company with a current balance of $0.2 million at February 28, 2018. The other outstanding debts of the Company are $0.1 million secured by a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA. and $0.1 million on a note payable associated with the acquisition of Unicomp, a keyboard manufacturer.

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues subsequent to February 28, 2018. The Company moved two of its plants in an effort to reduce expenses and increase efficiencies. The plant move at its subsidiary in Lexington, Kentucky, took longer than anticipated and negatively affected cash flow. The long term prospects for this subsidiary are promising and management is now seeing a turn around. The plant move at the Florida operations was successful as the Company merged two businesses and was able to keep production on schedule. Management continues to explore options to monetize certain long-term assets of the business, including the possible sale of a building in Pennsylvania. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all

The Company is currently operating using cash from operations and investing activities. The Company has a $2.8 million working capital balance at February 28, 2018, including $0.3 million in liquid assets.

Concentration of Customers

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, industrial and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 50% and 32% of consolidated net sales for fiscal 2018 and 2017, respectively. Sales to foreign customers were approximately 16% and 21% of consolidated net sales for fiscal 2018 and 2017, respectively. The Company had one customer, Lockheed Martin that comprised 24.9% of the Company’s consolidated net sales in fiscal 2018. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $ 7.4 million at February 28, 2018 and $5.9 million at February 28, 2017. It is anticipated that more than 90% of the February 28, 2018 backlog will ship during fiscal 2019.

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

Research and Development

The objectives of the Company’s research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing display systems and electron optic technology. The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative costs. The Company did not incur any research and development costs in the fiscal year ended 2018 and $0.1 in the fiscal year ended 2017.

Employees

As of February 28, 2018, the Company employed 86 persons on a full-time basis. Of these, 13 were employed in executive, administrative, and clerical positions, 6 were employed in sales and distribution, and 67 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory.

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

We currently derive a portion of our net sales (50% in fiscal 2018) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less than twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.

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

A significant portion of our consolidated net sales (16% in fiscal 2018) is made to foreign customers. We also receive a significant amount of our raw materials from foreign vendors. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

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

The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires
Tucker, Georgia	59,000	March 31, 2022
Palm Bay, Florida	8,640	Month to Month
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Lexington, Kentucky	40,000	June 30, 2022
Cocoa, Florida	34,500	February 19, 2025

(a)	The Birdsboro, Pennsylvania property secures mortgage loans from a bank with a principal balance of $0.1 million as of February 28, 2018. This mortgage loan bears an interest rate of approximately 5.00%. Monthly principal and interest payments of approximately $5,000 are payable through October 2021.

Item 3. Legal Proceedings.

The Company is involved in various legal proceedings relating to claims arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

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

The following table shows the range of prices for the Company’s common stock as reported by NASDAQ and the OTCMKTS for each quarterly period beginning on March 1, 2016. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 28, 2018		February 28, 2017
Quarter Ended	High	Low	High	Low
May	1.25	.91	$1.03	$0.69
August	1.26	.90	1.20	0.90
November	1.15	1.00	1.19	0.86
February	1.68	.85	1.14	0.87

There were approximately 120 holders of record of the Company’s common stock as of May 15, 2018.

Payment of cash dividends in the future will be dependent upon the consolidated earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 28, 2018 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.

Stock Option Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	200,000	$0.82	614,000

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2018, the Company repurchased 3,600 shares at an average price of $1.24 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 499,044 shares remain authorized to be repurchased by the Company at February 28, 2018. During the fiscal year ended February 28, 2017, the Company did not purchase any shares of Video Display Corporation stock.

Item 6.	Selected Financial Data

N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company manufactures and distributes a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment - the manufacturing and distribution of displays and display components. The Company is organized into five interrelated operations aggregated into one reportable segment:

•	Simulation and Training Products– offers a wide range of projection display systems for use in training and simulation, military, medical, and industrial applications.

•	Cyber Secure Products – provides advanced TEMPEST technology and (EMSEC) products. This business also provides various contract services including the design and testing solutions for defense and niche commercial uses worldwide.

•	Data Display CRTs – offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Broadcast and Control Center Products – offers high-end visual display products for use in video walls and command and control centers.

•	Other Computer Products – offers keyboard products with a plan to manufacture and offer cyber-secure keyboards as part of the cyber secure products division.

During fiscal 2018, management of the Company focused key resources on strategic efforts to support the efforts of operations to increase market share. The Company also seeks to look for acquisition opportunities that enhance the profitability and shareholder value of the Company. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management - The Company monitors its inventory for obsolescence due to the rapid changes in display technology. The Company increased the inventory reserves $0.6 million in the fiscal year ending February 28, 2018 and disposed of $1.2 million in various raw material parts and demo equipment at its VDC Display division and AYON Cyber Security divisions.

The Company’s remaining business units utilize different inventory components than the divisions had in the past. The Company provides for an obsolescence reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at February 28, 2018 to be adequate.

Operations

The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):

(See Item 1. Business – Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions.)

	2018		2017
	Amount	%	Amount	%
Net Sales

Simulation and Training	4,827	40.4%	$6,809	34.7%
Data Display CRTs	3,287	27.5	7,658	39.0
Broadcast and Control Centers	1,011	8.5	3,446	17.5
Cyber Secure Products	2,283	19.1	1,726	8.8
Other Computer Products	536	4.5	—	—

Total Company	11,944	100.0	19,639	100.0

Costs and expenses
Cost of goods sold	$11,354	95.1%	$16,900	88.9%
Selling and delivery	967	8.1	1,030	5.2
General and administrative	3,291	27.5	3,229	16.4

	15,612	130.7	21,159	107.7

Loss from operations	(3,668)	(30.7)	(1,520)	(7.7)

Interest income/(expense)	(20)	(0.2)	(7)	0.0
Investment gain/ (loss)	17	0.2	218	1.1
Other income, net	733	6.1	322	1.6

Loss before income taxes	(2,938)	(24.6)	(987)	(5.0)
Income tax expense	—	—	19	0.1

Net (loss)	(2,938)	(24.6)	$(1,006)	(5.1)%

Fiscal 2018 Compared to Fiscal 2017

Net Sales

Consolidated net sales decreased $7.7 million or 39.2% to $11.9 million for fiscal 2018, compared to $19.6 million for fiscal 2017 due to decreases at all of its divisions except the cyber security division and the other computer products division which includes the results from the fiscal 2018 acquisition of keyboard manufacturer, Unicomp. AYON Cyber Security, which services the emanation security market, increased sales by 32.3% and is sitting on its largest backlog since being acquired by Video Display Corporation in 2012. Display Systems was down approximately 25% with its largest customer and 29% overall. Displays Systems also is going into the new fiscal year with a substantial increase in its backlog, $2.2 million compared to $0.6 million at the prior year-end. AYON Visual Solutions (AVS) sales decreased by the amount of its largest project last year, $2.4 million, from $3.4 million for the year ended February 28, 2017 to $1.0 million for the year-ended February 28, 2018. AVS has several large projects they are bidding on this year and expects to improve over last year. The display divisions was greatly impacted by the move of the Lexel Imaging facility and the sale of certain assets of the business. Lexel’s move to a much less expensive building, which will save the Company approximately $600 thousand in rent expense per year, did not go as planned and it took Lexel approximately six months to begin producing any product regularly. This impacted Lexel Imaging and Data Displays. With Lexel Imaging now producing products again, the display divisions are expected to improve over last year. The acquisition of Unicomp added an additional $0.5 million in sales from October 23, 2017 to February 28, 2018. They are currently developing a new line and are expected to produce approximately $1.4 million in sales in the new fiscal year.

The Company has transitioned into a video display solutions company, but still services the existing CRT markets, which overall account for approximately 28% of the Company’s revenues. The Company’s largest remaining division is VDC Display Systems, which services the simulation and training markets. VDC Display Systems sales decreased by 29.1% in fiscal 2018 compared to fiscal 2017, $4.8 million in fiscal 2018 to $6.8 million in fiscal 2017. The division is expected to improve this next fiscal year due to new business in the government-related sector and by expanding its product offerings.

Gross Margins

Consolidated gross margins decreased to 4.9% for fiscal 2018 from 14.0% for fiscal 2017. Overall gross margin dollars decreased by $2.1 million versus the prior fiscal year due to lower revenues.

The Company’s gross margins were affected by the Company’s decrease in sales, which were affected by the move of the Lexel Imaging plant in Lexington, KY, the change in management at the Florida operations, and the lack of any large projects at the Company’s video wall division. All the divisions saw a decrease in their sales and their gross margins except for the cyber security division. AYON Cyber Security saw their gross margins increase by 163%. This division has been slowly increasing their customer base and their repeat business with these customers. Lexel Imaging moved to their new plant in July, 2017 with the expectation of being productive by September, 2017. The move did not go as anticipated and as a result their production and shipments declined in the last two quarters of the fiscal year negatively impacting their sales and gross margins. VDC Display Systems had a low back log to start the year, spent the year incorporating another division into their building, and had personnel changes in key positions. For the year their gross margins were down approximately $0.7 million, but they began to increase their business in the fourth quarter and their gross margins were up $0.2 million in the fourth quarter. AYON Visual Solutions gross margins were down $0.5 million for the year due to no large projects to drive the business. Management expects to see improvement in margins at all divisions through increased sales and controlling costs.

Operating Expenses

Operating expenses as a percentage of sales increased from 21.6% for fiscal 2017 to 35.7% for fiscal 2018 primarily reflecting a decrease in sales with no change in expenses. In fiscal 2018, actual expenses were flat. The Company has reduced expenses in the manufacturing side of the business this past year, but it is not reflected in the results due to the large decrease in sales.

The Company is working to reduce costs in all areas of the business to bring its cost structure in line with the current size of the business. The Company has made strategic cuts at the corporate level and is working towards merging its two Florida locations, VDC Display Systems and AYON Cyber Security, which is anticipated to save considerable operating expenses. The Florida operations will be completely in the Cocoa location by May 31, 2018. The remaining business units are also making changes to maximize profitability.

Interest Expense

Interest expense was $20 thousand for fiscal 2018 and $16 thousand for fiscal 2017. Interest expense includes (approximately $0.5 thousand per month) relating to debt owed on a building the Company owns in Pennsylvania, interest on a line of credit and on the margin balance in the Company’s investment account, which is 2%.

Other Income (loss)

In fiscal 2018, the Company earned $0.7 million in other income, primarily due to the gain on sale of certain assets of Lexel Imaging of $0.3 million, $0.3 million in royalty income and $0.1 million in rental income. In fiscal 2017, the Company earned $0.5 million in other income, primarily due to investment gains of $0.2 million in realized and unrealized gains in the investment account, $0.2 million in royalty income and $0.2 million in rental income, offset by $0.1 million in disposal of fixed assets.

Income Taxes

The Company had net loss before taxes of approximately $2.9 million and an income tax benefit of $0.8 million before the valuation allowance of $0.8 million for fiscal 2018, an effective rate of (0%). The difference between the statutory rate and the effective rate is primarily due to the valuation allowances on the deferred tax assets and the change in the corporate tax rates from the new tax law. The Company had net loss before taxes of approximately $1.0 million and an income tax benefit of $0.4 million before the valuation allowance of $0.6 million offset by rate variances of $0.2 million for a net realized tax expense of approximately $19 thousand for fiscal 2017, an effective rate of (1.8%)

Liquidity and Capital Resources

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last three years and has seen a decline in both its working capital and liquid assets during this time. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. Related to these operational results the Company’s working capital and liquid asset position deteriorated during the year ended February 28, 2018 as presented below:

	February 28, 2018	February 28, 2017
Working capital	$2,762	$6,408
Liquid assets	$261	$503

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues subsequent to February 28, 2018. The Company moved two of its plants in an effort to reduce expenses and increase efficiencies. The plant move at its subsidiary in Lexington, Kentucky, took longer than anticipated and negatively affected cash flow. The long term prospects for this subsidiary are promising and management is now seeing a turn around. The plant move at the Florida operations was successful as the Company merged two businesses and was able to keep production on schedule. Management continues to explore options to monetize certain long-term assets of the business, including the possible sale of a building in Pennsylvania. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve the operational effectiveness of the operations, to sell strategic assets as noted above, the procurement of suitable financing, or a combination of these. The uncertainty regarding the potential success of management’s plan create substantial doubt about the ability of the Company to continue as a going concern.

Cash provided by operations was $0.9 million in fiscal 2018 and cash used by operations was $1.2 million in fiscal 2017. During fiscal 2018, the net loss from operations was $2.9 million and adjustments to reconcile net loss to net cash were $0.9 million, including $0.6 million to increase inventory reserves, and $0.3 million in depreciation. Changes in working capital provided $2.9 million, primarily due to a decrease in accounts receivable of $2.1 million, a decrease in prepaid expenses of $0.2 million, a decrease in deferred revenue of $0.1 million, and by a decrease in inventories of $0.9 million, offset by decrease in accounts payable of $0.4 million. During fiscal 2017, the net loss from operations was $1.0 million and adjustments to reconcile net loss to net cash were $1.1 million to increase inventory reserves, $0.2 million in depreciation, offset by $0.2 in investment gains. Changes in working capital used $1.4 million, primarily due to an increase in accounts receivable of $1.2 million, an increase in prepaid expenses of $0.1 million, a decrease in customer deposits of $0.2 million, a decrease in deferred revenue of $0.1 million and a decrease in billings on uncompleted contracts of $ 0.2 million, offset by a decrease in inventories of $0.3 million, and an increase in accounts payable of $0.1 million.

Investing activities used $0.7 million in fiscal 2018 and provided $0.0 million of cash in fiscal 2017. Investing activities in fiscal 2018 consisted of the sale of investment securities of $2.5 million, the purchase of investment securities of $2.3 million, capital expenditures of $0.4 million, the purchase of an interest in an LLC of $0.4 million and the acquisition of Unicomp of $0.1 million. Investing activities in fiscal 2017 consisted of the sale of $1.4 million in investment securities, the purchase of $1.1 million of investment securities and capital expenditures of $0.3 million. The Company is expected to invest an additional $0.1 million to upgrade the Cocoa, Florida location to accommodate the merger of the two Florida businesses into one facility. The Company does not anticipate any additional significant investments in capital assets for fiscal 2019 beyond normal maintenance requirements.

Financing activities used $0.3 million in fiscal 2018, primarily from the repayment of related party loans of $0.2 million and payments of $0.1 million for payments on a mortgage. Financing activities provided cash of $0.7 million in fiscal 2017. Payments from marginal float on the investment account were $3.6 million, and purchase of treasury stock was $0.1 million.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2018, the Company repurchased 3,600 shares of Company stock at an average price of $1.24 per share and during the fiscal year ended February 28, 2017, the Company did not repurchase any shares. Under this program, an additional 499,044 shares remain authorized to be repurchased by the Company at February 28, 2018.

Transactions with Related Parties, Contractual Obligations, and Commitments

The Company leases one building from the Company’s CEO in Tucker, Georgia and one building owned by Ordway Properties LLC in Cocoa, Florida. The building in Tucker, Georgia serves as the warehouse operations for the CRT division and the corporate headquarters. The building in Cocoa, Florida will be the new operational site for both VDC Display Systems (currently in Cape Canaveral) and AYON Cyber Security (currently in Palm Bay). See Note 9.

The Company also borrows money from the Chief Executive Officer on a short term basis when funds are needed. See Note 4. On March 30, 2016 Video Display Corporation entered into an assignment with recourse of their note receivable from Z-Axis, Inc. with Ronald D. Ordway and Jonathan R. Ordway for the sum of $912 thousand. The Company also retains the right to repurchase the note at any time for 80% of the outstanding principle balance. In the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining balance plus any accrued interest.

Contractual Obligations

Future contractual maturities of long-term debt, future contractual obligations due under operating leases, and other obligations at February 28, 2018 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$78	$55	$23	$—	$—
Short term obligations	327	327	—	—	—
Interest obligations on long-term debt (a)	3	3	—	—	—
Operating lease obligations	3,059	620	1,192	867	380
Warranty reserve obligations	127	127	—	—	—

Total	$3,594	$1,132	$1,215	$867	$380

(a)	This line item was calculated by utilizing the effective rate on outstanding debt as of February 28, 2018.

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

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. In fiscal 2018, the Company decreased the inventory reserves by $0.5 million, primarily at VDC Display Systems. The Company determined VDC Display Systems is the most vulnerable to inventory obsolescence due to the size and age of its inventory and the changes in its market segment.    In fiscal 2018, the Company disposed of an additional $1.2 million of inventory, $0.7 million direct write-offs and $0.5 million against the reserves as they reduced inventories they are holding for legacy repairs. The reserve for inventory obsolescence was approximately $1.4 million and $1.9 million at February 28, 2018 and February 28, 2017, respectively.

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

There have been significant changes in management’s estimates in fiscal 2018 and 2017 due to the rapidly changing business conditions in the display markets and the Company adjusted its reserves based on the remaining inventories and the remaining businesses it operates. The Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has established a valuation allowance of $5.8 million on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC Topic 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At February 28, 2018, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. (ASU 2014-09), “Revenue from Contracts with Customers”. This guidance modifies how an entity will determine the measurement of revenue and timing of when it is recognized. The guidance provides for a five-step approach in applying the standard: 1) identifying the contract with the customer, 2) identifying separate performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to separate performance obligations, and 5) recognizing the revenue when the performance obligation has been satisfied. The new guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is being recognized. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are in the process of assessing the impact of the new standard and anticipate no material impact from adopting ASU 2014-09 in how we recognize revenue. We will adopt ASU 2014-09 using the modified retrospective approach in the first quarter of fiscal year 2019.

In July 2015, the FASB issued Accounting Standards Update No. (ASU 2015-11), “Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods. Early adoption is permitted. The Company adopted ASU 2015-11 and it did not have a material effect on the consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. (ASU 2015-17), “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. Each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

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

The Company’s primary market risks include changes in technology and government spending. The rapid advances in video and projection technology present a challenge for the Company’s management and engineers to be able to meet the ever changing demands in the markets in which it operates. The Company did a significant amount of business with the government (50% of revenues) in fiscal 2018. Failure of the government to continue to fund programs in the Company’s markets could have a detrimental effect on the Company.

Item 8.	Financial Statements and Supplementary Data.

Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Video Display Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Video Display Corporation and subsidiaries (the Company) as of February 28, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Hancock Askew & Co., LLP

We have served as the Company’s auditor since 2017.

Norcross, Georgia

May 29, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Video Display Corporation

We have audited the accompanying consolidated balance sheet of Video Display Corporation and subsidiaries (the “Company”) as of February 28, 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Video Display Corporation and subsidiaries as of February 28, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Carr, Riggs & Ingram, LLC

Atlanta, Georgia

May 30, 2017

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 28,	February 28,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$81	$135
Trading investments, at fair value	180	368
Accounts receivable, less allowance for bad debts of $19 and $20, respectively	664	2,771
Note receivable (Note 4)	191	175
Inventories, net	4,584	5,838
Prepaid expenses and other current assets	65	246

Total current assets	5,765	9,533

Property, plant and equipment:
Land	154	154
Buildings	2,799	2,712
Machinery and equipment	5,753	5,539

	8,706	8,405
Accumulated depreciation	(7,243)	(7,124)

Net property, plant and equipment	1,463	1,281

Note receivable (Note 4)	398	590
Investment in real estate partnership – related party (Note 9)	375	—
Other assets	26	26

Total assets	$8,027	$11,430

The accompanying notes are an integral part of these consolidated statements.

	February 28,	February 28,
	2018	2017
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,054	$1,397
Accrued liabilities	877	834
Customer deposits	439	418
Income taxes payable	—	10
Line of credit	227	237
Current maturities of long-term debt	55	54
Deferred rent Note payable for acquisition (Note 13)	60 100	120 —
Notes payable to officers and directors (Note 4)	191	175

Total current liabilities	3,003	3,245

Long-term debt, less current maturities	23	77
Notes payable to officers and directors (Note 4)	398	590
Deferred rent	—	60
Other liabilities	17	—

Total liabilities	3,441	3,972

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,887 outstanding at February 28, 2018, and 9,732 issued and 5,891 outstanding at February 28, 2017	7,293	7,293
Additional paid-in capital	256	186
Retained earnings	13,309	16,247
Treasury stock, 3,845 and 3,841 shares at February 28, 2018 and February 28, 2017, at cost	(16,272)	(16,268)

Total shareholders’ equity	4,586	7,458

Total liabilities and shareholders’ equity	$8,027	$11,430

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended
	February 28, 2018	February 28, 2017
Net sales	$11,944	$19,639
Cost of goods sold	11,354	16,900

Gross profit	590	2,739

Operating expenses
Selling and delivery	967	1,030
General and administrative	3,291	3,229

	4,258	4,259

Operating loss	(3,668)	(1,520)

Other income (expense)
Interest income (expense), net	(20)	(7)
Investment gain/(loss)	17	218
Other, net	733	322

Total other income (expense)	730	533

Loss before income taxes	(2,938)	(987)
Income tax expense	—	19

Net loss	$(2,938)	$(1,006)

Net loss per share:

Net loss per share-basic	$(0.50)	$(0.17)

Net loss per share-diluted	$(0.50)	$(0.17)

Average shares outstanding – basic	5,890	5,891

Average shares outstanding – diluted	5,890	5,891

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders Equity
Balance, February 29, 2016	5,891	$7,293	$182	$17,253	$(16,268)	$8,460

Net loss	—	—	—	(1,006)	—	(1,006)

Share based compensation	—	—	4	—	—	4

Balance, February 28, 2017	5,891	$7,293	$186	$16,247	$(16,268)	$7,458

Net loss	—	—	—	(2,938)	—	(2,938)
Repurchase of treasury stock	(4)	—	2	—	(4)	(2)
Share based compensation	—	—	68	—	—	68

Balance, February 28, 2018	5,887	$7,293	$256	$13,309	$(16,272)	$4,586

*	Common Shares are shown net of Treasury Shares

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	February 28, 2018	February 28, 2017
Operating Activities
Net loss	$(2,938)	$(1,006)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	261	237
Provision for doubtful accounts	(1)	24
Provision for inventory reserve	569	1,076
Non-cash charge for share based compensation	68	4
Loss on disposal of assets	21	94
Realized/unrealized gain on investments	(14)	(218)
Other	4	—
Changes in working capital items:
Accounts receivable	2,109	(1,215)
Inventories	884	302
Note receivable	175	16
Prepaid expenses and other assets	181	(105)
Accounts payable and accrued liabilities	(335)	91
Customer deposits	21	(185)
Deferred rent	(120)	(120)
Other liabilities	42	—
Cost, estimated earnings and billings, net on uncompleted contracts	—	(160)
Income taxes refundable/payable	—	(1)

Net cash provided by (used in) operating activities	927	(1,166)

Investing Activities
Capital expenditures	(463)	(300)
Investment in real estate partnership – related party	(375)	—
Purchases of investments	(2,301)	(1,096)
Acquisition of business, net of cash acquired (Note 13)	(100)	—
Proceeds from sale of investments	2,509	1,373

Net cash used in investing activities	(730)	(23)

Financing Activities
Proceeds from note receivable	—	912
Repayments of long-term debt	(54)	(52)
Proceeds from line of credit	1,192	593
Repayments to line of credit	(1,202)	(356)
Purchase of treasury stock	(4)	—
Payments on marginal float	(8)	(283)
Repayments of notes payable to officers and directors	(175)	(85)

Net cash provided by (used in) financing activities	(251)	729

Net change in cash and cash equivalents	(54)	(460)
Cash and cash equivalents, beginning of year	135	595

Cash and cash equivalents, end of year	81	$135

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

Fiscal Year

All references herein to “2018” and “2017” mean the fiscal years ended February 28, 2018 and February 28, 2017, respectively.

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

Banking and Liquidity

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for each of the last three years and has seen a decline in both its working capital and liquid assets during this time. These losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. Related to these operational results the Company’s working capital and liquid asset position deteriorated during the year ended February 28, 2018 as presented below:

	February 28, 2018	February 28, 2017
Working capital	$2,762	$6,408
Liquid assets	$261	$503

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in the current backlog and growth in revenues subsequent to February 28, 2018. The Company implemented a plan to reduce expenses at the divisions, as well as at the corporate location during the fiscal year ending February 28, 2018 with the expectation that expenses will be decreased by more than $0.7 million. The Company moved two of its plants in an effort to reduce expenses and increase efficiencies. The plant move at its subsidiary in Lexington, Kentucky, took longer than anticipated and negatively affected cash flow. The plant move at the Florida operations was successful as the Company merged two businesses and was able to keep production on schedule. Management continues to explore options to monetize certain long-term assets of the business, including the possible sale of a building in Pennsylvania. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve the operational effectiveness of the operations, to sell strategic assets as noted above, the procurement of suitable financing, or a combination of these. The uncertainty regarding the potential success of management’s plan create substantial doubt about the ability of the Company to continue as a going concern.

Revenue Recognition

Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collect-ability can be reasonably assured. The Company’s delivery term typically is F.O.B. shipping point.

Shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping costs of $0.1 million were included in the fiscal years ended 2018 and 2017, respectively.

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

Research and Development

The Company includes research and development expenditures in the consolidated financial statements as a part of general and administrative expenses. The Company did not incur any research and development costs in the fiscal year ended 2018 and $0.1 in the fiscal year ended 2017.

Cash and Cash Equivalents and Investments

Highly liquid investments with a maturity date of three months or less at the date of purchase are considered to be cash equivalents. Investment securities that are held by the Company, are bought and held principally for the purpose of selling them in the near term, are classified as “trading” and principally consist of equity securities and mutual funds. These trading investments are carried at fair value with realized gains or losses and changes in fair value included in operations. Realized and unrealized gains/ (losses) on trading securities held were approximated $0.0 million for the year ended February 28, 2018 and $0.2 million for the year ended February 28, 2017 respectively.

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2018 and February 28, 2017 (in thousands):

	February 28,2018	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options, and ETF (long)	291	291	—	—
Stocks, options, and ETF (short)	(5)	(5)

Total value of investments	286	286	—	—

Current liabilities:
Margin balance	(106)	(106)	—	—

Total value of liabilities	(106)	(106)	—	—

Total	180	180	—	—

	February 28,2017	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options, and ETF (long)	$484	$484	—	—

Stocks, options, and ETF (short)	(2)	(2)

Total value of investments	482	482	—	—

Current liabilities:
Margin balance	(114)	(114)	—	—

Total value of liabilities	(114)	(114)	—	—

Total	$368	$368	—	—

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

The following is a roll-forward of the allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2018	$20	$—	$(1)	$19
February 28, 2017	$16	$24	$(20)	$20

Warranty Reserves

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

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. The Company provides for an obsolescence reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. The reserve for inventory obsolescence was approximately $1.4 million and $1.9 million at February 28, 2018 and February 28, 2017, respectively.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. Depreciation expense totaled approximately $261 thousand and $237 thousand for the fiscal years ended 2018 and 2017, respectively. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred. The Company is expected to invest an additional $0.1 million to upgrade the Cocoa, Florida location to accommodate the merger of the two Florida businesses into one facility. The Company does not anticipate any additional significant investments in capital assets for fiscal 2019.

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

Deferred income taxes as of February 28, 2018 and February 28, 2017 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards, less any valuation allowance.

The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of February 28, 2018 and February 28, 2017 the Company did not have any material unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued as of February 28, 2018 and February 28, 2017.

The Company’s tax years ended February 28, 2017, 2016 and 2015 remain open to examination by the Internal Revenue Service (“IRS”).

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

The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for 2018 and 2017, (in thousands, except for per share data):

	Net Income (loss)	Average Shares Outstanding	Net Income(loss) Per Share
2018
Basic	(2,938)	5,890	(0.50)
Effect of dilution:
Options	—	—

Diluted earnings per share	(2,938)	5,890	(0.50)

2017
Basic	$(1,006)	5,891	$(0.17)
Effect of dilution:
Options	—		—

Diluted earnings per share	$(1,006)	5,891	$(0.17)

Stock options, debentures, and other liabilities convertible into 200,000 and 69,000 shares, respectively, of the Company’s common stock were anti-dilutive and, therefore, were excluded from the fiscal 2018 and 2017 diluted earnings (loss) per share calculation.

Segment Reporting

We operate and manage our business as one reportable segment. All of our divisions have similarities such as products and markets served; therefore, we believe they meet the criteria for aggregation under the applicable authoritative guidance and, as such, these operations are reported as one segment within the Consolidated Financial Statements.

Sales to foreign customers were 16% of consolidated net sales for fiscal 2018 and 21% for fiscal 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. (ASU 2014-09), “Revenue from Contracts with Customers”. This guidance modifies how an entity will determine the measurement of revenue and timing of when it is recognized. The guidance provides for a five-step approach in applying the standard: 1) identifying the contract with the customer, 2) identifying separate performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to separate performance obligations, and 5) recognizing the revenue when the performance obligation has been satisfied. The new guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is being recognized. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are in the process of assessing the impact of the new standard and anticipate no material impact from adopting ASU 2014-09 in how we recognize revenue. We will adopt ASU 2014-09 using the modified retrospective approach in the first quarter of fiscal year 2019.

In July 2015, the FASB issued Accounting Standards Update No. (ASU 2015-11), “Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for annual reporting periods beginning after December 15, 2016 and related interim periods. Early adoption is permitted. The Company adopted ASU 2015-11 and it did not have a material effect on the consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. (ASU 2015-17), “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. Each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

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

Note 2. Inventories

Inventories consisted of the following (in thousands):

	February 28, 2018	February 28, 2017
Raw materials	4,657	$5,217
Work-in-process	403	1,001
Finished goods	923	1,519

	5,983	7,737
Reserves for obsolescence	(1,399)	(1,899)

	4,584	$5,838

The following is a roll forward of the Inventory Reserves (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2018	$1,899	$673	$(1,173)	$1,399
February 28, 2017	$1,270	$1,076	$(447)	$1,899

During fiscal 2018, the Company wrote off or disposed of inventories of $1.1 million of which were previously reserved for through inclusion in the inventory reserve. During fiscal 2017, the Company disposed of inventories of $0.4 million of which none were previously reserved for through inclusion in the inventory reserve.

Note 3. Line of Credit and Long-Term Debt

The Company has a $0.5 million line of credit with the Brand Banking Company with a current balance of $0.2 million at February 28, 2018. The line matures on June 30, 2018, is personally guaranteed by the Chief Executive Officer and has an interest rate of LIBOR plus 3.75%. The Company was in violation of certain financial covenants related to the line of credit at February 28, 2018 and has obtained a debt covenant waiver. The Company is currently in discussions to amend its line of credit.

The only other commercial debt of the Company is $0.1 million it owes on a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company had outstanding margin account borrowing of $0.1 million as of February 28, 2018 and $0.1 million as of February 28, 2017. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments as of February 28, 2018 were $0.3 million leaving net investments of $0.2 million after the margin account borrowings of $0.1 million and were gross investments were $0.5 million leaving net investments of $0.4 million after the margin account borrowings of $0.1 million as of February 28, 2017. The margin interest rate is 2%.

Long-term debt consisted of the following (in thousands):

	February 28, 2018	February 28, 2017
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (5.00% as of February 28, 2018); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	$78	$131

	78	131
Less current maturities	(55)	(54)

	23	$77

Future maturities of debt pertaining to the note with BB&T are as follows (in thousands):

Year	Amount
2019	$55
2020	23

$78

Note 4. Notes Payable to Officers and Directors

The Company’s owed the Chief Executive officer $85 thousand dollars at the beginning of the Company’s fiscal year ended February 28, 2017. The Company repaid the $85 thousand during the first quarter of the fiscal year ended February 28, 2017. The interest rate was eight percent. The Company paid $1 thousand interest on this loan for fiscal 2017. The Company has no outstanding loans from the Chief Executive officer at February 28, 2018.

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as a secured borrowing. The $0.9 million, 9% interest rate note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note at February 28, 2018 was $589 thousand with $191 thousand classified as a current as of February 28, 2018. Under the terms of the arrangement, $191, $209 and $189 thousand are expected to be received in fiscal 2019, 2020 and 2021, respectively.

Note 5. Accrued Expenses and Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2018 and 2017. The Company provides no other guarantees.

	2018	2017
Balance at beginning of year	127	$125
Provision for current year sales	54	148
Warranty costs incurred	(54)	(146)

Balance at end of year	127	$127

Accrued liabilities consisted of the following (in thousands):

	February 28, 2018	February 28, 2017
Accrued compensation and benefits	$342	$386
Accrued customer deposits	439	418
Accrued warranty	127	127
Accrued professional fees	—	133
Accrued other	408	188

	$1,316	$1,252

Note 6. Stock Options and Stock Repurchase Plan

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

The plan expired on August 25, 2016 and all options related to the plan have expired or were terminated. A separate stock option agreement with the Company’s Chief Financial Officer dated March 21,2017, a non-qualifying plan, are the only stock options open.

Information regarding the stock option plans is as follows:

	Number of Shares (in thousands)	Average Exercise Price Per Share
Outstanding at February 29, 2016	83	$3.73
Granted	—	—
Forfeited or expired	(14)	5.07

Outstanding at February 28, 2017	69	$3.46
Granted	200	0.82
Forfeited or expired	(69)	3.46

Outstanding at February 28, 2018	200	$0.82

Options exercisable
February 28, 2017	59	$3.87
February 28, 2018	60	$0.82

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

The Company granted 200 stock options during fiscal 2018 with no options granted in fiscal 2017. The fair value assumptions used for the stock options granted in fiscal 2018 are as follows

The assumptions used and the weighted average calculated value of the units is as follows for the years ended February 28, 2018.

Risk-free interest rate	1.50%
Expected dividend yield	—
Expected volatility	63%
Expected life in years	7
Service period in years	2

For the fiscal years ended February 28, 2018 and February 28, 2017, the Company recognized $68 and $4 thousand, respectively, of share-based compensation in general and administrative expense in the statements of operations. As of February 28, 2018, total unrecognized compensation costs related to stock options and shares of restricted stock granted was $25 thousand. The amount of unrecognized share based compensation cost is expected to be recognized ratably over a period of approximately one year. The weighted average remaining contractual life at February 28, 2018 was 8 years.

Stock Repurchase Program

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014 the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2018, the Company repurchased 3,600 shares at an average price of $1.24 per share, which were added to treasury shares on the consolidated balance sheet, and during the fiscal year ended February 28, 2017, the Company did not repurchase any shares of Company in the fiscal year ended February 28, 2017. Under this program, an additional 499,044 shares remain authorized to be repurchased by the Company at February 28, 2018.

Note 7. Income Taxes

Provision (benefit) for income taxes in the consolidated statements of operations consisted of the following components (in thousands):

	Fiscal Year Ended
	February 28,	February 28,
	2018	2017
Current:
Federal	$—	$—
State	—	19

	—	19

Deferred:
Federal	—	—
State	—	—

	—	—

Total	$—	$19

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% for the fiscal year ended February 28, 2017 and 24% for the fiscal year ended February 28, 2018 taxable income as follows (in thousands):

	Fiscal Year Ended
	February 28, 2018	February 28, 2017
Statutory U.S. federal income tax rate	(780)	$(370)
State income taxes, net of federal benefit	(31)	19
Tax rate adjustment – 34% to 21%	2,243	—
Valuation allowance	(1,593)	530
Other	161	(160)

Taxes at effective income tax rate	$—	$19

The income tax expense effective tax rate for fiscal 2018 was 0% compared to 1.8% for fiscal 2017. The higher effective rate in 2017 compared to the effective rate in 2018 was primarily due to state taxes owed related to the Lexel Imaging subsidiary which is located in Kentucky, due to profitability reported related to Lexel in fiscal 2017 with no offsetting state net operating losses. There was no income tax expense reported for fiscal 2018 due to net operating losses generated.

The deferred tax assets were reduced by a valuation allowance because, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that a 100% valuation allowance is needed due to recent taxable net operating losses and the limited taxable income in the carry back periods.

The sources of the temporary differences and carry forwards, and their effect on the net deferred tax asset consisted of the following (in thousands):

	February 28,	February 28,
	2018	2017
Current deferred tax assets(liabilities):
Uniform capitalization costs	$88	$87
Inventory reserves	336	703
Accrued liabilities	70	127
Allowance for doubtful accounts	5	7
Other	(1)	(3)
Valuation Allowance	(498)	(921)

Net current deferred tax assets	—	—
Non-current deferred tax assets:
Amortization of intangibles	19	55
Deferred rent	14	67
Non-deductible losses	1,373	2,107
State net operating loss carry-forward	732	534
Federal net operating loss carry-forward	2,733	3,174
Federal tax credit carry forward	318	318
Foreign tax credit carry-forward	99	99
Basis difference of property, plant and equipment	33	106
Valuation allowance	(5,321)	(6,460)

Net non-current deferred tax assets	—	—

Net deferred tax assets	$—	$—

The Company has available federal and state net operating loss carryforwards of $13.0 million and $9.4 million in fiscal years ending February 28, 2018 and February 28, 2017, respectively. The net operating loss carryforwards expire at various dates through fiscal 2038, if not used.

Note 8. Benefit Plan

The Company maintains defined contribution plans that are available to all employees. The Company did not make a contribution in the fiscal year ended February 28, 2018 or February 28, 2017 to the Company’s 401(k) plan.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases, expiring at various dates through 2025. These leases provide that the Company pay taxes, insurance, and other expenses on the leased property and equipment. Rent expense for all leases was approximately $1.1 million and $1.4 million in fiscal 2018 and 2017, respectively.

Future minimum rental payments due under these leases are as follows (in thousands):

Fiscal Year	Amount
2019	$620
2020	598
2021	594
2022	594
2023	273
Thereafter	380

$3,059

Related Party Leases

Included above are leases for manufacturing and warehouse facilities leased from the Company’s chief executive officer and Ordway Properties, LLC (an entity in which the chief executive officer has an ownership interest in) under operating leases expiring at various dates through 2025. Rent expense under these leases totaled approximately $0.5 million in fiscal 2018 and $0.4 million in fiscal 2017.

On July 3, 2017, the Company and Ordway Properties, LLC purchased Honeyhill Properties, LLC which is the owner of the building at 510 Henry Clay Blvd. in Lexington, KY for $1,500,000. Video Display Corporation invested $500,000 towards the purchase price and is accounting for the investment under the cost method since Ordway Properties, LLC is the majority owner. During the period ending November 30, 2017 the Company reduced its share in the LLC by $125,000, selling to Ordway Properties, LLC. There was no gain or loss on the sale. The Company is a one third owner in Honeyhill Properties, LLC with Ordway Properties, LLC being a two thirds owner. The building is the new facility for the Company’s Lexel Imaging subsidiary, which had previously signed a five (5) year lease agreement with Honeyhill Properties, LLC on June 15, 2017 before the sale took place.

Future minimum rental payments due under these leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2019	$588
2020	594
2021	594
2022	594
2023	273
Thereafter	379

$3,022

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

The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 50% and 32% of consolidated net sales in fiscal 2018 and 2017, respectively. Sales to foreign customers were 16% and 21% of consolidated net sales in fiscal 2018 and 2017, respectively. The Company had one customer who comprised more than 10% of the Company’s sales in fiscal year 2018, Lockheed Martin (25%).

Note 11. Supplemental Cash Flow Information

	Fiscal Year Ended (in thousands)
	February 28,	February 28,
	2018	2017
Cash paid for:
Interest	$20	$15

Income taxes, net of refunds	$24	$20

Non-cash activity:
Note receivable paid directly to officer	$175	$147

Note payable to officer	$175	$147

Imputed interest expense	$62	$87

Imputed interest income	$62	$87

Capital additions transferred from inventory	$113	$—

Note 12. Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 28, 2018 and February 28, 2017, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share due to rounding:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$3,897	$3,161	$1,666	$3,220
Gross profit (loss)	597	478	(144)	(341)
Net income (loss)	(266)	(221)	(1,203)	(1,248)
Basic net income (loss) per share	$(0.05)	$(0.04)	$(0.20)	$(0.21)
Diluted net income (loss) per share	$(0.05)	$(0.04)	$(0.20)	$(0.21)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$3,710	$3,632	$5,299	$6,998
Gross profit (loss)	416	590	898	835
Net income (loss)	(391)	(378)	(45)	(192)
Basic net income (loss) per share	$(0.07)	$(0.06)	$(0.01)	$(0.03)
Diluted net income (loss) per share	$(0.07)	$(0.06)	$(0.01)	$(0.03)

Note 13. – Acquisition of Unicomp

On October 23, 2017, the Company acquired Unicomp, Inc., a keyboard manufacturer for a purchase price of $200 thousand. The Company paid $100 thousand in cash and a note with the seller for $100 thousand. The $100 thousand note is non-interest bearing with expected payment in fiscal 2019. The fair value related to the purchase price consideration has been allocated to inventory. The Company acquired Unicomp as an opportunity to develop, market and sell Tempest keyboards for its cyber security division.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item9A (T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 28, 2018). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2018, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 28, 2018 our internal control over financial reporting was effective.

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

The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2018 fiscal year end (the “2018 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2018 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.

Item 11.	Executive Compensation.

The information contained in the 2018 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2018 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information contained in the 2018 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services.

The information contained in the 2018 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)    The following documents are filed as part of this Report:

Financial Statements:

The following consolidated financial statements of the Company and its consolidated subsidiaries and the Reports of the Independent Registered Public Accounting Firms are included in Part II, Item 8.

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of February 28, 2018 and February 28, 2017.

Consolidated Statements of Operations - Fiscal Years Ended February 28, 2018 and February 28, 2017.

Consolidated Statements of Shareholders’ Equity – Fiscal Years Ended February 28, 2018 and February 28, 2017.

Consolidated Statements of Cash Flows - Fiscal Years Ended February 28, 2018 and February 28, 2017.

Notes to Consolidated Financial Statements

(b)    Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985). (P)

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985). (P)

10(a)	Lease dated April 1, 2015 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia (incorporated by reference to Exhibit 10(c) to the Company’s 2015 Annual Report on Form 10-K.)

10(b)	Lease dated February 19, 2015 by and between Registrant (Lessee) and Ordway Properties LLC (Lessor) with respect to premises located at 5155 King Street, Cocoa, FL. (incorporated by reference to Exhibit 10(g) to the Company’s 2015 Annual Report on Form 10-K.)

10(c)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

21	Subsidiary Companies

23.1	Consent of Carr, Riggs & Ingram, LLC

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2018	VIDEO DISPLAY CORPORATION

	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway	Chief Executive Officer,	May 29, 2018
Ronald D. Ordway	Treasurer and Director (Principal Executive Officer)

/s/ Gregory L. Osborn	Chief Financial Officer and Director	May 29, 2018
Gregory L. Osborn	(Principal Financial Officer)