Form 10-Q
period 2018-05-31
VIDEO DISPLAY CORP
filed 2018-07-16
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2018, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1	– FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	May 31, 2018	February 28, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$168	$81
Trading investments, at fair value	98	180
Accounts receivable, less allowance for doubtful accounts of $32 and $19	1,807	664
Note receivable due from officers and directors (Note7)	196	191
Inventories, net	4,457	4,584
Prepaid expenses and other	81	65

Total current assets	6,807	5,765

Property, plant, and equipment
Land	154	154
Buildings	2,753	2,799
Machinery and equipment	5,751	5,753

	8,658	8,706
Accumulated depreciation and amortization	(7,252)	(7,243)

Net property, plant, and equipment	1,406	1,463

Note receivable due from officers and directors (Note 7) Investment in real estate partnership –related party (Note 7)	348 —	398 375
Other assets	26	26

Total assets	$8,587	$8,027

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	May 31, 2018	February 28, 2018
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,636	$1,054
Accrued liabilities	628	877
Current maturities of long-term debt	56	55
Customer deposits	262	439
Billings in excess of cost	225	—
Notes payable to officers and directors (Note 7)	196	191
Notes payable for acquisition	100	100
Line of credit	57	227
Deferred rent	30	60

Total current liabilities	3,190	3,003
Long-term debt, less current maturities	9	23
Notes payable to officers and directors (Note 7)	705	398
Other liabilities	49	17

Total liabilities	3,953	3,441

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at May 31, 2018, and 9,732 issued and 5,887 outstanding at February 28, 2018	7,293	7,293
Additional paid-in capital	260	256
Retained earnings	13,363	13,309
Treasury stock, shares at cost; 3,854 and 3,845 at May 31, 2018 and February 28, 2018	(16,282)	(16,272)

Total shareholders’ equity	4,634	4,586

Total liabilities and shareholders’ equity	$8,587	$8,027

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,
	2018	2017
Net sales	$4,021	$3,897
Cost of goods sold	3,025	3,300

Gross profit	996	597

Operating expenses
Selling and delivery	249	243
General and administrative	841	880

	1,090	1,123

Operating loss	(94)	(526)

Other income (expense)
Interest income (expense)	(6)	(4)
Investment gains (loss)	(38)	1
Other, net	192	270

	148	267

Income (loss) before income taxes	54	(259)
Income tax expense	—	7

Net income (loss)	$54	$(266)

Net income (loss) per share:
Net income (loss) per share-basic	$0.01	$(0.05)
Net income (loss) per share-diluted	$0.01	$(0.05)

Basic weighted average shares outstanding	5,882	5,891

Diluted weighted average shares outstanding	6,073	5,891

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

Three Months Ended May 31, 2018 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, February 28, 2018	5,887	$7,293	$256	$13,309	$(16,272)	$4,586
Net income	—	—	—	54	—	54
Treasury Stock Purchase	(9)				(10)	(10)
Share based compensation	—	—	4	—	—	4

Balance, May 31, 2018	5,878	$7,293	$260	$13,363	$(16,282)	$4,634

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2018	2017
Operating Activities
Net income (loss)	$54	$(266)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62	58
Provision for doubtful accounts	13	(3)
Provision for inventory reserve	82	83
Non-cash charge for share based compensation	4	38
Deferred rental income	(30)	(30)
Realized/Unrealized gain on investments	(51)	(2)
Changes in working capital items:
Accounts receivable	(1,157)	964
Note receivable	46	—
Inventories	45	(114)
Prepaid expenses and other assets	(14)	43
Customer deposits	(177)	(374)
Accounts payable and accrued liabilities	571	(419)
Cost, estimated earnings and billings on uncompleted contracts	225	—
Income taxes refundable/payable	—	7

Net cash used in operating activities	(327)	(15)

Investing Activities
Capital expenditures	(5)	(20)
Purchases of investments	(906)	(444)
Sales of investments	1,148	599

Net cash provided by investing activities	237	135

Financing Activities
Proceeds from related party loans	357	—
Proceeds from sale of investment in LLC	166	—
Repayment of loans from related parties	(46)	—
Repayments of long-term debt	(14)	—
Proceeds from line of credit	31	103
Purchase of treasury stock	(10)	—
Repayments of line of credit	(201)	—
Payments on marginal float	(106)	(134)

Net cash provided by (used in) financing activities	177	(31)

Net change in cash and cash equivalents	87	89
Cash and cash equivalents, beginning of year	81	135

Cash and cash equivalents, end of period	$168	$224

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

May 31, 2018

Note 1. – Summary of Significant Accounting Policies

The interim condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K as of and for the fiscal year ended February 28, 2018, as filed with the Commission. There are no material changes in accounting policy during the three months ended May 31, 2018.

The condensed consolidated financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the interim condensed consolidated financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The February 28, 2018 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP).

Effective March 1, 2018 we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and the additional related ASUs (ASC “606”), which replaces existing revenue guidance and outlines a single set of comprehensive principles for recognizing revenue under GAAP. We elected the modified retrospective method upon adoption with no impact to the opening retained earnings or revenue reported.

The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s goods and services and will provide the financial statement readers with enhanced disclosures.

These standards provide guidance on recognizing revenue, including a five-step method to determine when revenue recognition is appropriate.

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations

Step 5: Recognize revenue as the Company satisfies a performance obligation

ASC 606 provides that revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We generally satisfy performance obligations upon shipment of the product or service to the customer. This is consistent with the time in which the customer obtains control of the product or service. For service contracts, which are transferred to the customer over time, revenue is recognized over time as the services are performed. Some contracts include installation services, which are completed in a short period of time and the revenue is recognized when the installation is complete. Customized products with no alternative future use to the Company, and that have an enforceable right to payment for performance completed to date, are also recorded over time. The Company considers this to be a faithful depiction of the transfer to the customer of revenue over time as the work or service is performed. Revenue is recognized as performance obligations are met, which includes design, manufacture of product/system, installation and set-up. In certain cases, we recognize revenue using the percentage-of-completion method of accounting. These are fixed price contracts. These types of contracts are satisfied over time. Based on the nature of products provided or services performed, revenue is recognized as costs are incurred (the percentage of completion cost to cost method).

Video Display Corporation and Subsidiaries

May 31, 2018

Revenue is measured as the amount of consideration the Company expects to receive in exchange for the transfer of goods or services. Performance obligations in a contract are identified based on the products or services that are transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service on its own or together with other resources and are distinct from other promises in the contract.

Note 2. – Banking & Liquidity

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though the Company reported net income for the period ending May 31, 2018 and a slight increase in working capital and liquid assets for the three month period, the Company has sustained losses for each of the last three fiscal years and has seen overall a decline in working capital and liquid assets during this three year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2018 and February 28, 2018:

	May 31, 2018	February 28, 2018
Working capital	$3,617	$2,762
Liquid assets	$266	$261

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted with an increase in the current backlog and growth in revenues. The Company has reduced other expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The Company has completed the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility. These changes are projected to realize annual savings through reduced expenses. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Video Display Corporation and Subsidiaries

May 31, 2018

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2018 and February 28, 2018 (in thousands):

	May 31, 2018	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options and ETF (long)	98	98

Total value of investments	$98	$98	—	—

	February 28, 2018	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options and ETF (long)	291	291	—	—
Stocks, options and ETF (short)	(5)	(5)

Total value of investments	$286	$286	—	—
Current Liabilities:
Margin balance	(106)	(106)

Total value of liabilities	(106)	(106)

Total	$180	$180	—	—

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

Video Display Corporation and Subsidiaries

May 31, 2018

Note 4. – Recent Accounting Pronouncements

In May, 2014, the FASB issued ASU 2014-09, which created a single, comprehensive revenue recognition model for recognizing revenue from contracts with customers. The standard was effective for interim and annual reporting periods beginning after December 15, 2017 and may be adopted either retrospectively or on a modified retrospective basis. ASU 2014-09 did not result in a significant change in the judgement or timing associated with the recognition of revenue from the sale of the Company’s products or services. The Company adopted ASU 2014-09 on March 1, 2018. See Note 1 for additional information.

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

Note 5. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	May 31, 2018	February 28, 2018
Raw materials	$4,448	$4,657
Work-in-process	487	403
Finished goods	1,004	923

	5,939	5,983
Reserves for obsolescence	(1,482)	(1,399)

	$4,457	$4,584

Note 6. – Line of Credit and Long-Term Debt

The Company has a $0.5 million line of credit with the Brand Banking Company with a current balance of $0.1 million at May 31, 2018. The line matured on June 30, 2018, is personally guaranteed by the Chief Executive Officer and has an interest rate of LIBOR plus 3.75%. The line has been extended until July 31, 2018 while the Company and the bank work through the details of a new line of credit.

The Company has outstanding debt of $0.1 million secured by a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company had no outstanding margin account borrowing as of May 31, 2018 and $0.1 million as of February 28, 2018. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments were $0.3 million leaving net investments of $0.2 million after the margin account borrowings of $0.1 million at February 28, 2018. The margin interest rate is 2%.

Video Display Corporation and Subsidiaries

May 31, 2018

Long-term debt consisted of the following (in thousands):

	May 31,	February 28,
	2018	2018
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (5.25% as of May 31, 2018); monthly principal and interest payments of $5 thousand payable through October 2021; collateralized by land and building of Teltron Technologies, Inc.	$65	$78

	65	78
Less current maturities	(56)	(55)

	$9	$23

Note 7. – Related Party Transactions

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as secured borrowing in accordance with the provisions of ASC 860-10. The $ 0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note was $544 thousand and $589 thousand as of May 31, 2018 and February 28, 2018, respectively.

For the quarter ending May 31, 2018, the Company borrowed $357 thousand from Ronald D. Ordway, the CEO of the Company. As of May 31, 2018, the Company owes in aggregate $901 thousand to officers and directors.

On July 3, 2017, the Company and Ordway Properties, LLC purchased Honeyhill Properties, LLC which is the owner of the building at 510 Henry Clay Blvd. in Lexington, KY for $1,500,000. Video Display Corporation invested $500,000 towards the purchase price and accounted for the investment under the cost method since Ordway Properties, LLC was the majority owner. During the period ending November 30, 2017 the Company reduced its share in the LLC by $125,000, selling to Ordway Properties, LLC. In addition, during the period ending May 31, 2018, the Company’s sold its remaining $375,000 ownership interest to Ordway Properties, LLC receiving $166,457 in cash and $208,543 in forgiveness of rent that was accrued and owed. There was no gain or loss on the sale. The building is the facility for the Company’s Lexel Imaging subsidiary, which had previously signed a five (5) year lease agreement with Honeyhill Properties, LLC on June 15, 2017.

Video Display Corporation and Subsidiaries

May 31, 2018

Note 8. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended May 31,
	2018	2017
Cash paid for:
Interest	$6	$4

Non-cash activity:
Note receivable paid directly to officer	$46	42

Note payable to officer	$46	42

Reduction of accrued rent in lieu of cash received resulting from sale of remaining interest in Honeyhill interest (Note 7)	$209	—

Imputed interest expense	$13	16

Imputed interest income	$(13)	(16)

Capital additions transferred from inventory	$—	113

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended May 31, 2018 and 2017 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Three months ended May 31, 2018
Basic	$54	5,882	$0.01
Effect of dilution:
Options	—	191	—

Diluted	$54	6,073	$0.01

Three months ended May 31, 2017
Basic	$(266)	5,891	$(0.05)
Effect of dilution:
Options	—	—	—

Diluted	$(266)	5,891	$(0.05)

Video Display Corporation and Subsidiaries

May 31, 2018

Stock-Based Compensation Plans

For the three-month period ended May 31, 2018 and 2017, the Company recognized general and administrative expenses of $4 thousand and $38 thousand, respectively, related to share-based compensation. As of May 31, 2018, and May 31, 2017 total unrecognized compensation costs related to stock options granted was $21 thousand and $77 thousand, respectively. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 3 years.

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

No options were granted for the three month period ending May 31, 2018 with 200,000 options granted during the three month period ended May 31, 2017.

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

For the quarter ending May 31, 2018, the Company repurchased 8,858 shares at an average cost of $1.12 per share and for the quarter ending May 31, 2017, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at May 31, 2018.

Note 10. – Income Taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the three month period ending May 31, 2018 with only $7 thousand reported for the comparable period in the prior period. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses. Income tax expense reported during the three month period ending May 31, 2017 resulted from state taxes owed related to the Lexel Imaging subsidiary which is located in Kentucky, due to profitability reported related to Lexel in 2017 with no offsetting state net operating losses. There was no similar income tax expense reported for fiscal 2018 due to net operating losses generated by Lexel.

Note 11. – Legal Proceedings

The Company is involved in various legal proceedings related to claims arising in the ordinary course of business.

Video Display Corporation and Subsidiaries

May 31, 2018

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2018 Annual Report to Shareholders, which included audited condensed consolidated financial statements and notes thereto as of and for the fiscal year ended February 28, 2018, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Video Display Corporation and Subsidiaries

May 31, 2018

Overview

The Company manufactures and distributes a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment—the manufacturing and distribution of displays and display components. The Company is organized into five interrelated operations aggregated into one reportable segment.

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

•	Data Display CRTs– offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Broadcast and Control Center Products – offers high-end visual display products for use in video walls and command and control centers.

•	Other Computer Products – offers a variety of keyboard products.

During fiscal 2019, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales of the Company’s more profitable product lines and reduce expenses in all areas of the business to bring its cost structure in line with the current size of the business. Challenges facing the Company during these efforts include:

Liquidity- The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though the Company reported net income for the period ending May 31, 2018 and a slight increase in working capital and liquid assets for the three month period, the Company has sustained losses for each of the last three fiscal years and has seen overall a decline in working capital and liquid assets during this three year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2018 and February 28, 2018:

	May 31, 2018	February 28, 2018
Working capital	$3,617	$2,762
Liquid assets	$266	$261

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted with an increase in the current backlog and growth in revenues. The Company has reduced other expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The Company has completed the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility. These changes are projected to realize annual savings of approximately $500 thousand per year. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Video Display Corporation and Subsidiaries

May 31, 2018

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

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at May 31, 2018 and February 28, 2018 are adequate.

Results of Operations

The following table sets forth, for the three months ended May 31, 2018 and 2017, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales:

(in thousands)	Three Months Ended May 31
	2018		2017
Net Sales	Dollars		Dollars
Simulation and Training (VDC Display Systems)	1,723	42.9%	765	19.6%
Data Display CRT (Lexel and Data Display)	504	12.5	1,918	49.2
Broadcast and Control Centers (AYON Visual)	122	3.0	738	19.0
Cyber Secure Products (AYON Cyber Security)	1,314	32.7	476	12.2
Other Computer Products (Unicomp)	358	8.9	—	—

Total Company	4,021	100.0%	3,897	100.0%
Costs and expenses
Cost of goods sold	3,025	75.2%	3,300	84.7%
Selling and delivery	249	6.2	243	6.2
General and administrative	841	20.9	880	22.6

	4,115	102.3%	4,423	113.5%
Operating loss	(94)	(2.3)%	(526)	(13.5)%
Interest income (expense)	(6)	(0.1)%	(4)	(0.1)%
Investment gains (loss)	(38)	(0.9)	1	0.0
Other income, net	192	4.7	270	7.0

Income (loss) before income taxes	54	1.4%	(259)	(6.6)%
Income tax expense	—	—	7	0.2

Net income (loss)	54	1.4%	(266)	(6.8)%

Net sales

Consolidated net sales increased 3.2% for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. The Company’s AYON Cyber Security division was up 176% or $0.8 million for the quarter from last year’s quarter. The division’s success is a combination of new business and repeat orders from several customers acquired in recent years. The division also has a strong backlog of over $3.0 million. The Display Systems division was up by 125% for the quarter or $1.0 million, due primarily to supply programs with major customers who are refreshing the projects with new enhancements. This division also has a strong backlog of over $2.5 million. The other increase in sales

Video Display Corporation and Subsidiaries

May 31, 2018

was from the Company’s new keyboard division, which posted sales of $0.4 million. The Company acquired this company in October of 2017. This division is expected to continue at this level of sales each quarter. The Data Display division showed a decrease of 74% due to decreases throughout their customer base, the completion of a large long term order with a foreign customer by the Lexel division, and the sale of certain assets of the Lexel division. The Lexel division will expect less revenues going forward as certain assets and business were sold in June, 2017. The Data division should have steady business driven by their number one customer’s orders for replacement CRTs for their simulators. AYON Visual Solution’s (AVS) sales decreased by 84% or $0.6 million. This division’s sales are primarily driven by large contracts. It had none in the quarter ending May 31, 2018 and had competed one in the first quarter last. The division’s primary supplier was sold to a competitor of the Company, so the future of this division is uncertain. AVS does have a certain amount of potential business in the works.

Gross margins

Consolidated gross margins were increased both as a percentage to sales (24.8% to 15.3%) and actual dollars ($996 thousand to $597 thousand) for the three months ended May 31, 2018 compared to the three months ended May 31, 2017.

The two Florida divisions performed well as the move to one facility is showing results. Both divisions showed large increases in both their gross margin percentage to sales and in actual dollars. AYON Cyber Security gross margin percentage was 46.8% compared to 2.0% and the gross margin dollars were $616 thousand compared to $10 thousand for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. VDC Display Systems gross margin percentage was 18.6% compared 3.9% and the gross margin dollars were $321 thousand compared to $30 thousand for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. The new keyboard division, Unicomp, had $157 thousand of gross margin dollars or 43.8% to sales.

The other two divisions had an erosion of margins due to poor sales as discussed in the sales section above. The Data Display division was down $457 thousand in gross margin dollars and the AYON Visual Solution (AVS) division was down $197 thousand. The Data Division is expected to do better in the next quarter.

Operating expenses

Operating expenses decreased by 2.9% or $33 thousand for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. The decrease was due to legal expenses of $133 thousand associated with the bankruptcy proceedings with Lexel Imaging and the legal expenses for the sale of certain assets of Lexel Imaging in the first quarter last year offset by higher engineering salaries at AYON Cyber Security. The Company expects to continue to control costs while increasing revenues with the completion of the consolidation of its two Florida businesses to one location and the move of Lexel Imaging to a much lower cost facility. Both businesses have completed their moves.

Interest expense

Interest expense was $6 thousand for the quarter ending May 31, 2018 and $4 thousand for the quarter ending May 31, 2017. The interest expense is related to the line of credit with the bank, the balance owed on a building the Company owns in Pennsylvania and the interest on the margin balance in the Company’s investment account, which is a 2% rate.

Video Display Corporation and Subsidiaries

May 31, 2018

Other Income/ expense

For the three months ended May 31, 2018, the Company earned $113 thousand on royalties, $33 thousand on the gain on the sale of equipment, $35 thousand in rental income, and $11 thousand in other, offset by losses in investments of $38 thousand. For the three months ended May 31, 2017, the Company earned $208 thousand in royalty income and rental income of $34 thousand.

Income taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the three month period ending May 31, 2018 with only $7 thousand reported for the comparable period in the prior period. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses. Income tax expense reported during the three month period ending May 31, 2017 resulted from state taxes owed related to the Lexel Imaging subsidiary which is located in Kentucky, due to profitability reported related to Lexel in 2017 with no offsetting state net operating losses. There was no similar income tax expense reported for fiscal 2018 due to net operating losses generated by Lexel.

Liquidity and Capital Resources

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though the Company reported net income for the period ending May 31, 2018 and a slight increase in working capital and liquid assets for the three month period, the Company has sustained losses for each of the last three fiscal years and has seen overall a decline in working capital and liquid assets during this three year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2018 and February 28, 2018:

	May 31, 2018	February 28, 2018
Working capital	$3,617	$2,762
Liquid assets	$266	$261

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted with an increase in the current backlog and growth in revenues. The Company has reduced other expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The Company has completed the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility. These changes are projected to realize annual savings of approximately $500 thousand per year. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Video Display Corporation and Subsidiaries

May 31, 2018

Cash used by operations for the three months ended May 31, 2018 was $0.3 million. The net earnings from operations was $0.1 million and adjustments to reconcile net income to net cash were $0.1 million including inventory reserves, depreciation and non-cash charges for share based compensation. Changes in working capital used $0.5 million, primarily due to an increase in accounts receivable of $1.1 million and a decrease in customer deposits of $0.2 million, offset by a decrease in accounts payable of $0.6 million, and an increase in billings in excess of costs of $0.2 million. Cash used by operations for the three months ended May 31, 2017 was $0.0 million.

Investing activities provided $0.2 million. $1.1 million was used for the purchase of investment securities offset by $0.9 million for the sale of investment securities for the three months ended May 31, 2018. Investing activities provided cash of $0.1 million during the three months ended May 31, 2017.

Financing activities provided $0.2 million for the quarter ended May 31, 2018. The sale of an LLC provided $0.2 million and a loan from the Company’s CEO provided another $0.4 million. This was offset by repayments to the line of credit of $0.2 million and repayment of margin borrowing in the Company’s investment account of $0.1 million. Financing activities were negligible for the three months ended May 31, 2017.

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

For the quarter ending May 31, 2018, the Company repurchased 8,858 shares at an average cost of $1.12 per share and for the quarter ending May 31, 2017, the Company did not purchase any shares of the Video Display Corporation stock.    Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at May 31, 2018.

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

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at May 31, 2018 and February 29, 2018 are adequate.

Video Display Corporation and Subsidiaries

May 31, 2018

Revenue Recognition

Effective March 1, 2018 we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and the additional related ASUs (ASC “606”), which replaces existing revenue guidance and outlines a single set of comprehensive principles for recognizing revenue under GAAP. These standards provide guidance on recognizing revenue, including a five-step method to determine when revenue recognition is appropriate. ASC 606 provides that revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We generally satisfy performance obligations upon delivery of the product or service to the customer. This is consistent with the time in which the customer obtains control of the product or service. In certain cases, we recognize revenue using the percentage-of-completion method of accounting. Based on the nature of products provided or services performed, revenue is recognized as costs are incurred (the percentage of completion cost to cost method). We elected the modified retrospective method upon adoption with no impact to the opening retained earnings or revenue reported.

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of May 31, 2018 and February 28, 2018 the Company has established a valuation allowance of $5.8 million for both periods on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At May 31, 2018, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

In May, 2014, the FASB issued ASU 2014-09, which created a single, comprehensive revenue recognition model for recognizing revenue from contracts with customers. The standard was effective for interim and annual reporting periods beginning after December 15, 2017 and may be adopted either retrospectively or on a modified retrospective basis. ASU 2014-09 did not result in a significant change in the judgement or timing associated with the recognition of revenue from the sale of the Company’s products or services. The Company adopted ASU 2014-09 on March 1, 2018. See Note 1 for additional information.

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

May 31, 2018

Forward-Looking Information and Risk Factors

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 28, 2018 could cause actual results to differ materially.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2018. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2018.

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

May 31, 2018

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2018. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

VIDEO DISPLAY CORPORATION

July 16, 2018	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 16, 2018	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer