Form 10-Q
period 2018-08-31
VIDEO DISPLAY CORP
filed 2018-10-15
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 31, 2018, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	August 31, 2018	February 28, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13	$81
Trading investments, at fair value	139	180
Accounts receivable, less allowance for doubtful accounts of $19 and $19	1,777	664
Note receivable due from officers and directors (Note 7)	200	191
Inventories, net	4,357	4,584
Costs in excess of billings	41	—
Prepaid expenses and other	58	65

Total current assets	6,585	5,765

Property, plant, and equipment
Land	154	154
Buildings	2,753	2,799
Machinery and equipment	5,758	5,753

	8,665	8,706
Accumulated depreciation and amortization	(7,322)	(7,243)

Net property, plant, and equipment	1,343	1,463

Note receivable due from officers and directors (Note 7)	296	398
Investment in real estate partnership-related party (Note 7)	—	375
Other assets	6	26

Total assets	$8,230	$8,027

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	August 31, 2018	February 28, 2018
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,522	$1,054
Accrued liabilities	357	877
Current maturities of long-term debt	51	55
Customer deposits	327	439
Notes payable to officers and directors (Note 7)	200	191
Note payable for acquisition	100	100
Line of credit	411	227
Deferred rent	—	60

Total current liabilities	2,968	3,003
Long-term debt, less current maturities	—	23
Notes payable to officers and directors (Note 7)	583	398
Other liabilities	45	17

Total liabilities	3,596	3,441

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at August 31, 2018 and 9,732 issued and 5,887 outstanding at February 28, 2018	7,293	7,293
Additional paid-in capital	265	256
Retained earnings	13,358	13,309
Treasury stock, shares at cost; 3,854 at August 31, 2018 and 3,845 at February 28, 2018	(16,282)	(16,272)

Total shareholders’ equity	4,634	4,586

Total liabilities and shareholders’ equity	$8,230	$8,027

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Net sales	$3,321	$3,161	$7,342	$7,058
Cost of goods sold	2,442	2,683	5,467	5,983

Gross profit	879	478	1,875	1,075

Operating expenses
Selling and delivery	190	226	438	469
General and administrative	851	797	1,692	1,677

	1,041	1,023	2,130	2,146

Operating loss	(162)	(545)	(255)	(1,071)

Other income (expense)
Interest income/(expense)	(8)	(4)	(14)	(8)
Investment income/(loss)	108	(7)	70	(6)
Other, net	56	333	248	603

	156	322	304	589

(Loss) income before income taxes	(6)	(223)	49	(482)
Income tax expense (benefit)	—	(2)	—	5

Net (loss) income	$(6)	$(221)	$49	$(487)
Net (loss) income per share:
Net (loss) income per share-basic	$(.00)	$(0.04)	$0.01	$(0.08)

Net (loss) income per share - diluted	$(.00)	$(0.04)	$0.01	$(0.08)

Basic weighted average shares outstanding	5,880	5,891	5,880	5,891

Diluted weighted average shares outstanding	5,880	5,891	6,080	5,891

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

Six Months Ended August 31, 2018 (unaudited)

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, February 28, 2018	5,887	$7,293	$256	$13,309	$(16,272)	$4,586
Net income	—	—	—	49	—	49
Treasury stock purchase	(9)				(10)	(10)
Share based compensation	—	—	9	—	—	9

Balance, August 31, 2018	5,878	$7,293	$265	$13,358	$(16,282)	$4,634

*	Common shares are shown net of treasury shares.

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2018	2017
Operating Activities
Net income (loss)	$49	$(487)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	138	119
Provision for doubtful accounts	—	3
Provision for inventory reserve	165	113
Non-cash charge for share based compensation	9	48
Deferred rental income	(60)	(60)
Realized gain on Unrealized loss on investments	(60)	5
Other	(3)	—
Changes in working capital items:
Accounts receivable	(1,113)	1,144
Note receivable	93	85
Inventories	62	1,066
Prepaid expenses and other assets	27	73
Customer deposits	(112)	(297)
Accounts payable and accrued liabilities	(11)	(851)
Cost, estimated earnings and billings on uncompleted contracts	(41)	—

Net cash provided by (used in) operating activities	(857)	961

Investing Activities
Capital expenditures	(17)	(343)
Purchases of investments	(981)	(1,153)
Investment in LLC	—	(500)
Sales of investments	1,168	1,121

Net cash provided by (used in) investing activities	170	(875)

Financing Activities
Proceeds from related party loans	287	—
Proceeds from sale of investment in LLC	375	—
Repayment of loans from related parties	(94)	(85)
Repayments of line of long-term debt	(27)	—
Proceeds from line of credit	451	37
Purchase of treasury stock	(10)	—
Repayments of line of credit	(267)	—
Payments on marginal float	(96)	32

Net cash provided by (used in) financing activities	619	(16)

Net change in cash and cash equivalents	(68)	70
Cash and cash equivalents, beginning of year	81	135

Cash and cash equivalents, end of period	$13	$205

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

August  31, 2018

Notes to Interim Condensed Consolidated Financial Statements

Note 1. – Summary of Significant Accounting Policies

The interim condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K as of and for the fiscal year ended February 28, 2018, as filed with the Commission. There are no material changes in accounting policy during the six months ended August 31, 2018.

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

August 31, 2018

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

Note 2. – Financial Condition and Going Concern

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though the Company reported a small profit for the six month period ending August 31, 2018 and a slight increase in working capital for the six month period, the Company has sustained losses for each of the last three fiscal years and has seen overall a decline in working capital and liquid assets during this three year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2018 and February 28, 2018:

	August 31, 2018	February 28, 2018
Working capital	$3,617	$2,762
Liquid assets	$152	$261

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

August 31, 2018

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 31, 2018 and February 28, 2018 (in thousands):

	August 31, 2018	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options and ETF (long)	149	149	—	—

Total value of investments	$149	$149	—	—
Current Liabilities:
Margin balance	(10)	(10)

Total value of liabilities	(10)	(10)

Total	$139	$139	—	—

	February 28, 2018	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options and ETF (long)	291	291	—	—
Stocks, options and ETF (short)	(5)	(5)

Total value of investments	$286	$286	—	—
Current Liabilities:
Margin balance	(106)	(106)

Total value of liabilities	(106)	(106)

Total	$180	$180	—	—

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

August 31, 2018

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

Note 5. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	August 31, 2018	February 28, 2018
Raw materials	$4,237	$4,657
Work-in-process	709	403
Finished goods	975	923

	5,921	5,983
Reserves for obsolescence	(1,564)	(1,399)

	$4,357	$4,584

Note 6. – Long-Term Debt and Other Obligations

The Company has a $0.5 million line of credit with the Brand Banking Company with a current balance of $0.4 million at August 31, 2018. The line matures on December 13, 2018, is personally guaranteed by the Chief Executive Officer and has an interest rate of LIBOR plus 3.75%.

The Company has outstanding debt current of $0.1 million related to a previous acquisition secured by a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company had $0.01 margin account borrowing as of August 31, 2018 and $0.1 million as of February 28, 2018. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments were $0.3 million leaving net investments of $0.2 million after the margin account borrowings of $0.1 million at February 28, 2018. The margin interest rate is 3.75%.

Video Display Corporation and Subsidiaries

August 31, 2018

Long-term debt consisted of the following (in thousands):

	August 31,	February 28,
	2018	2018
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (5.25% as of August 31, 2018); monthly principal and interest payments of $5 thousand payable through July, 2019; collateralized by land and building of Teltron Technologies, Inc.	$51	$78

	51	78
Less current maturities	(51)	(55)

	$—	$23

Note 7. – Related Party Transactions

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as secured borrowing in accordance with the provisions of ASC 860-10. The $ 0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note was $496 thousand and $589 thousand as of August 31, 2018 and February 28, 2018, respectively.

For the six months ending August 31, 2018, the Company borrowed $287 thousand from Ronald D. Ordway, the CEO of the Company. As of August 31, 2018, the Company owes in aggregate $783 thousand to officers and directors.

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

Video Display Corporation and Subsidiaries

August 31, 2018

Note 8. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended August 31,
	2018	2017
Cash paid for:
Interest	$13	$8

Non-cash activity:
Note receivable paid directly to officer	$94	85

Note payable to officer	$94	85

Reduction of accrued rent in lieu of cash received resulting from sale of remaining interest in Honeyhill interest (Note 7)	$209	—

Imputed interest expense	$25	33

Imputed interest income	$(25)	(33)

Capital additions transferred from inventory	$—	113

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

The Company excluded all common equivalent shares to purchase common stock from the calculation of diluted net loss per share because all securities are anti-dilutive for the three months ended August 31, 2018 and 2017 and for the six months ended August 31, 2017. For the six months ended August 31, 2018, there were 200,000 common equivalent shares included in diluted earnings per share. In addition, the number of anti-dilutive common equivalent shares during 2018 and 2017 was immaterial.

Stock-Based Compensation Plans

For the six-month period ended August 31, 2018 and 2017, the Company recognized general and administrative expenses of $9 thousand and $48 thousand, respectively, related to share-based compensation. As of August 31, 2018, and August 31, 2017 total unrecognized compensation costs related to stock options granted was $16 thousand and $45 thousand, respectively. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 2 years.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will remain outstanding

Video Display Corporation and Subsidiaries

August 31, 2018

based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, which represents the standard deviation of the differences in the weekly stock closing price, adjusted for dividends and stock splits.

No options were granted for the six month period ending August 31, 2018 with 200,000 options granted during the six month period ended August 31, 2017.

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

For the six months ending August 31, 2018, the Company repurchased 8,858 shares at an average cost of $1.12 per share and for the six months ending August 31, 2017, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at August 31, 2018.

Note 10. – Income Taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the six month period ending August 31, 2018 with only $5 thousand reported for the comparable period in the prior period. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses. Income tax expense reported during the six month period ending August 31, 2017 resulted from state taxes owed related to the Lexel Imaging subsidiary which is located in Kentucky, due to profitability reported related to Lexel in 2017 with no offsetting state net operating losses. There was no similar income tax expense reported for fiscal 2018 due to net operating losses generated by Lexel.

Note 11. – Legal Proceedings

The Company is involved in various legal proceedings related to claims arising in the ordinary course of business. We are not currently a party to any legal proceedings the result of which we believe is likely to have a material adverse impact on our business, financial position, results of operation or cash flows.

Video Display Corporation and Subsidiaries

August 31, 2018

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

Liquidity – The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though the Company reported a small profit for the six month period ending August 31, 2018 and a slight increase in working capital and liquid assets for the six month period, the Company has sustained losses for each of the last three fiscal years and has seen overall a decline in working capital and liquid assets during this three year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2018 and February 28, 2018:

	August 31, 2018	February 28, 2018
Working capital	$3,617	$2,762
Liquid assets	$152	$261

Video Display Corporation and Subsidiaries

August 31, 2018

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

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at August 31, 2018 and February 28, 2018 are adequate.

Results of Operations

The following table sets forth, for the three and six months ended August 31, 2018 and 2017, the percentages that selected items in the Interim Condensed Consolidated Statement of Operations bear to total sales:

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Sales
Simulation and Training (VDC Display Systems)	42.6%	27.6%	42.7%	23.2
Data Display CRT (Lexel and Data Display)	12.9	29.7	12.7	40.5
Broadcast and Control Centers (AYON Visual)	1.6	3.5	2.4	12.0
Cyber Secure Products (AYON Cyber Security)	33.1	39.2	32.9	24.3
Other Computer Products (Unicomp)	9.8	—	9.3	—

Total Company	100.0%	100.0%	100.0%	100.0
Costs and expenses
Cost of goods sold	73.5%	84.9%	74.5%	84.8
Selling and delivery	5.7	7.2	6.0	6.6
General and administrative	25.6	25.2	23.0	23.8

	104.8%	117.3%	103.5%	115.2
Operating loss	(4.8)%	(17.3)%	(3.5)%	(15.2)
Interest income/expense	(0.3)%	(0.1)%	(0.2)%	(0.1)
Other income, net	4.9	10.3	4.3	8.5

(Loss) income before income taxes	(0.2)%	(7.1)%	0.7%	(6.8)
Income tax benefit/expense	—	(0.1)	—	0.1

Net (loss) income	(0.2)%	(7.0)%	0.7%	(6.9)

Video Display Corporation and Subsidiaries

August 31, 2018

Net sales

Consolidated net sales increased 4.0% for the six months ended August 31, 2018 and 5.0% for the three months ended August 31, 2018 compared to the six months and three months ended August 31, 2017. The Company’s AYON Cyber Security (ACS) division is up 40.7% for the six months ending August 31, 2018 compared to the six months last year. Their business has been steadily growing over the past year and their backlog was $3.0 million at August 31, 2018. For the three months ending August 31, 2018 ACS was down 11.3% because some orders were unable to ship because a customer was changing their testing procedure. The Display Systems division was up by 91.8% and 62.4% for the six months and three months ended August 31, 2018 compared to the comparable periods last year. The division had strong sales with their top customer, Lockheed Martin, which accounted for 53.0% of their sales this year. They are working on other projects with them and expect to continue to do well with this account. The Data Display division showed a decrease of 67.3% and 54.2% for the six months and three months ended August 31, 2018 due to decreases throughout their customer base, the completion of a large long term order with a foreign customer by the Lexel division, and the sale of certain assets of the Lexel division. The Lexel division will expect less revenues going forward as certain assets and business were sold in June, 2017 and the division is also uncertain of orders from one of their large customers. They have received some large orders from foreign customers which should help with their sales for the remainder of the fiscal year. AYON Visual Solution’s (AVS) sales decreased by 79.3% and 51.6% for the six months and three months ended August 31, 2018. This division’s sales are primarily driven by large contracts. It had none in the six months ended August 31, 2018 and had competed one in the first quarter last year. The division has one large contract of $1.2 million for which they have been promised the purchase order in October. The contract should be fulfilled in the Company’s fourth quarter. The division’s primary supplier was sold to a competitor of the Company, so the future of this division is uncertain. AVS does have a certain amount of potential business in the works. The other increase in sales was from the Company’s new keyboard division, which posted sales of $0.7 million and $0.3 million for the six months and three months ended August 31, 2018 respectively. The Company acquired this company in October of 2017. This division is expected to continue at this level of sales each quarter.

Gross margins

Consolidated gross margins increased both as a percentage to sales (25.5% to 15.3%) and actual dollars ($1,875 thousand to $1,075 thousand) for the six months ended August 31, 2018 compared to the six months ended August 31, 2017. Gross margins increased for the three months ended August 31, 2018 compared to the three months ended August 31, 2017, both as a percentage to sales (26.5% to 15.2%) and actual dollars, ($879 thousand to $478 thousand).

The two Florida divisions performed well as the move to one facility is showing results. Both divisions showed large increases in both their gross margin percentage to sales and in actual dollars. AYON Cyber Security (ACS) gross margin percentage was 50.5% compared to 24.9% and the gross margin dollars were $1,220 thousand compared to $428 thousand for the six months ended August 31, 2018 compared to the six months ended August 31, 2017. For the three months ended August 31, 2018 compared to the same period last year, ACS gross margin percentage was 54.9% compared to 33.7% and gross margin dollars were $604 thousand compared to $418 thousand. VDC Display Systems (VDCDS) gross margin percentage was 13.1% compared 3.6% and the gross margin dollars were $411 thousand compared to $59 thousand for the six months ended August 31, 2018 compared to the six months ended August 31, 2017. For the three months ended August 31, 2018 compared to the same period last year, VDCDS gross margin percentage was 6.3% compared to 3.4%. Gross margin dollars were $90 thousand compared to $29 thousand. The new keyboard division, Unicomp, had $312 thousand of gross margin dollars or 45.8% to sales for the six months ended August 31, 2018 and $155 thousand of gross margin dollars or 47.9%.

Video Display Corporation and Subsidiaries

August 31, 2018

The other two divisions had an erosion of margins due to poor sales as discussed in the sales section above. The Data Display division was down $450 thousand in gross margin dollars and the AYON Visual Solution (AVS) division was down $205 thousand for the six months ended August 31, 2018. The Data Division is expected to do better in the next quarter as the Lexel facility is expected to do better as a result of the foreign orders discussed in the sales section above and AVS is expecting the large order soon which will help improve their margins.

Operating expenses

Operating expenses decreased by 0.7% or $16 thousand for the six months ended August 31, 2018 compared to the six months ended August 31, 2017. The decrease was due to legal expenses of $133 thousand associated with the bankruptcy proceedings with Lexel Imaging and the legal expenses for the sale of certain assets of Lexel Imaging in the first quarter last year offset by higher engineering salaries at AYON Cyber Security and additional administration expenses of $257 thousand at Unicomp, the acquired keyboard division. Operating expenses increased by 1.6% or $18 thousand for the three months ended August 31, 2018 compared to the three months ended August 31, 2018. The Company expects to continue to reduce costs while increasing revenues with the completion of the consolidation of its two Florida businesses to one location, the move of Lexel Imaging to a much lower cost facility and further consolidation of operations by merging the two Tucker business units, one into Lexel Imaging and the other into the Florida operations in the upcoming quarter.

Interest expense

Interest expense was $14 thousand for the six months ending August 31, 2018 and $8 thousand for the three months ending August 31, 2017 and $8 thousand for the six months ending August 31, 2018 and $4 for the three months ending August 31, 2017. The interest expense is related to the balance owed on a building the Company owns in Pennsylvania, the line of credit at the Company’s bank and the interest on the margin balance in the Company’s investment account, which is a 3.75% rate.

Other Income/expense

For the six months ended August 31, 2018, the Company had $113 thousand in royalty income, $88 thousand in rental income, $33 thousand on the gain on the sale of equipment and $14 thousand in other and $70 in investment gains including dividends. For the three months ended August 31, 2018 the Company had $53 thousand in rental income, $6 thousand in dividend income, $102 thousand in investment gains and $3 thousand in other. For the six months ended August 31, 2017, the Company earned $294 thousand on the sale of certain assets to a competitor, $208 thousand on royalties, $71 thousand in rental income and another net of $24 thousand on other income and expenses. For the three months ended August 31, 2017 the Company had other income of $326 thousand dollars, primarily $294 thousand on the sale of certain assets of Lexel Imaging.

Income taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the six month period ending August 31, 2018 with only $5 thousand reported for the comparable period in the prior year. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses. Income tax expense reported during the six month period ending August 31, 2017 resulted from state taxes owed related to the Lexel Imaging subsidiary which is located in Kentucky, due to profitability reported related to Lexel in 2018 with no offsetting state net operating losses. There was no similar income tax expense reported for fiscal 2019 due to net operating losses generated by Lexel.

Video Display Corporation and Subsidiaries

August 31, 2018

Liquidity and Capital Resources

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though the Company reported a small profit for the six month period ending August 31, 2018 and a slight increase in working capital and liquid assets for the six month period, the Company has sustained losses for each of the last three fiscal years and has seen overall a decline in working capital and liquid assets during this three year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2018 and February 28, 2018:

	August 31, 2018	February 28, 2018
Working capital	$3,617	$2,762
Liquid assets	$152	$261

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

Cash used by operations for the six months ended August 31, 2018 was $0.9 million. The net loss from operations was $0.0 million and adjustments to reconcile net income to net cash were $0.2 million including inventory reserves, depreciation and non-cash charges for share based compensation. Changes in working capital used $1.1 million, primarily due to an increase in accounts receivable of $1.1 million, an increase in customer deposits of $0.1 million, offset by smaller adjustments totaling $0.1 million. Cash provided by operations for the six months ended August 31, 2017 was $1.0 million.

Investing activities provided $0.2 million. $1.0 million was used for the purchase of investment securities offset by $1.2 million for the sale of investment securities for the six months ended August 31, 2018. Investing activities used $0.9 million during the six months ended August 31, 2017.

Financing activities provided $0.6 million for the six months ended August 31, 2018. The sale of an LLC provided $0.4 million, loans from the Company’s CEO provided another $0.3 million and borrowings from the line of credit provided $0.4 million. This was offset by repayments to the line of credit of $0.3 million, repayment of margin borrowing in the Company’s investment account of $0.1 million and repayment of other debt including related parties of $0.1 million Financing activities were negligible for the six months ended August 31, 2017.

Video Display Corporation and Subsidiaries

August 31, 2018

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

For the six months ending August 31, 2018, the Company repurchased 8,858 shares at an average cost of $1.12 per share and for the six months ending August 31, 2017, the Company did not purchase any shares of the Video Display Corporation stock.    Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at August 31, 2018.

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

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at August 31, 2018 and February 28, 2018 are adequate.

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

Video Display Corporation and Subsidiaries

August 31, 2018

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of August 31, 2018 and February 28, 2018 the Company has established a valuation allowance of $5.8 million for both periods on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At August 31, 2018, the Company did not record any liabilities for uncertain tax positions.

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

August 31, 2018

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2018. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2018.

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

August 31, 2018

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

VIDEO DISPLAY CORPORATION

October 15, 2018	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 15, 2018	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer