Form 10-Q
period 2018-11-30
VIDEO DISPLAY CORP
filed 2019-01-18
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2018.

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

As of November 30, 2018, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	November 30, 2018	February 28, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$34	$81
Trading investments, at fair value	—	180
Accounts receivable, less allowance for doubtful accounts of $14 and $19	1,985	664
Note receivable due from officers and directors (Note 6)	205	191
Inventories, net	3,793	4,584
Costs in excess of billings	371	—
Prepaid expenses and other	132	65

Total current assets	6,520	5,765

Property, plant, and equipment
Land	154	154
Buildings	2,756	2,799
Machinery and equipment	5,720	5,753

	8,630	8,706
Accumulated depreciation and amortization	(7,336)	(7,243)

Net property, plant, and equipment	1,294	1,463

Note receivable due from officers and directors (Note 6)	243	398
Investment in real estate partnership-related party (Note 6)	—	375
Other assets	9	26

Total assets	$8,066	$8,027

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	November 30, 2018	February 28, 2018
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,441	$1,054
Accrued liabilities	348	877
Current maturities of long-term debt	37	55
Customer deposits	343	439
Notes payable to officers and directors (Note 6)	205	191
Note payable for acquisition	100	100
Line of credit	384	227
Deferred rent	—	60

Total current liabilities	2,858	3,003
Long-term debt, less current maturities	—	23
Notes payable to officers and directors (Note 6)	460	398
Other liabilities	39	17

Total liabilities	3,357	3,441

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued; 5,878 outstanding at November 30, 2018 and 5,887 outstanding at February 28, 2018	7,293	7,293
Additional paid-in capital	269	256
Retained earnings	13,429	13,309
Treasury stock, shares at cost; 3,854 at November 30, 2018 and 3,845 at February 28, 2018	(16,282)	(16,272)

Total shareholders’ equity	4,709	4,586

Total liabilities and shareholders’ equity	$8,066	$8,027

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Income Statements (unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Net sales	$4,170	$1,666	$11,512	$8,725
Cost of goods sold	3,074	1,810	8,541	7,794

Gross profit (loss)	1,096	(144)	2,971	931

Operating expenses
Selling and delivery	188	250	627	719
General and administrative	885	869	2,577	2,546

	1,073	1,119	3,204	3,265

Operating profit (loss)	23	(1,263)	(233)	(2,334)

Other income (expense)
Interest expense	(4)	(4)	(18)	(12)
Investment income/(loss)	(18)	8	52	2
Other, net	70	51	319	654

	48	55	353	644

Income (loss) before income taxes	71	(1,208)	120	(1,690)
Income tax expense (benefit)	—	(5)	—	—

Net income (loss)	$71	$(1,203)	$120	$(1,690)

Net income (loss) per share:
Net income (loss) per share-basic	$.01	$(0.20)	$.02	$(0.29)

Net income (loss) per share-diluted	$.01	$(0.20)	$.02	$(0.29)

Basic weighted average shares outstanding	5,878	5,891	5,879	5,891

Diluted weighted average shares outstanding	6,087	5,891	6,082	5,891

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

Nine Months Ended November 30, 2018 (unaudited)

(in thousands)

	Common Shares *	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, February 28, 2018	5,887	$7,293	$256	$13,309	$(16,272)	$4,586
Net income	—	—	—	120	—	120
Treasury stock purchase	(9)				(10)	(10)
Share based compensation	—	—	13	—	—	13

Balance, November 30, 2018	5,878	$7,293	$269	$13,429	$(16,282)	$4,709

*	Common shares are shown net of treasury shares.

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2018	2017
Operating Activities
Net income (loss)	$120	$(1,690)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	199	175
Provision for doubtful accounts	(5)	(7)
Provision for inventory reserve	248	193
Non-cash charge for share based compensation	13	58
Deferred rental income	(60)	(90)
Realized/ Unrealized loss on investments	(52)	2
Other	7	7
Changes in working capital items:
Accounts receivable	(1,322)	2,181
Inventories	543	190
Prepaid expenses and other assets	(45)	167
Customer deposits	(95)	(315)
Accounts payable and accrued liabilities	(125)	(417)
Cost, estimated earnings and billings on uncompleted contracts	(371)	—

Net cash provided by (used in) operating activities	(945)	454

Investing Activities
Capital expenditures	(30)	(396)
Purchases of investments	(981)	(1,805)
Acquisition of business, net of cash acquired	—	(100)
Investment in LLC	—	(375)
Proceeds from sale of investments	1,317	1,552

Net cash provided by (used in) investing activities	306	(1,124)

Financing Activities
Proceeds from related party loans	387	100
Proceeds from sale of investment in LLC	375	—
Repayment of loans from related parties	(170)	—
Repayments of long-term debt	(41)	—
Proceeds from line of credit	647	197
Purchase of treasury stock	(10)	—
Repayments of line of credit	(490)	—
Payments on marginal float	(106)	353

Net cash provided by financing activities	592	650

Net change in cash and cash equivalents	(47)	(20)
Cash and cash equivalents, beginning of year	81	135

Cash and cash equivalents, end of period	$34	$115

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

November  30, 2018

Notes to Interim Condensed Consolidated Financial Statements

Note 1. – Summary of Significant Accounting Policies

The interim condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

As contemplated by the Securities and Exchange Commission (the “SEC” or “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual consolidated financial statements. Reference should be made to the Company’s year-end consolidated financial statements and notes thereto, including a description of the accounting policies followed by the Company, contained in its Annual Report on Form 10-K as of and for the fiscal year ended February 28, 2018, as filed with the Commission. There are no material changes in accounting policy during the nine months ended November 30, 2018.

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

November 30, 2018

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

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

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

Note 2. – Financial Condition and Going Concern

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though the Company reported a small profit for the nine month period ending November 30, 2018 and a slight increase in working capital for the nine month period, the Company has sustained losses for each of the last three fiscal years and has seen overall a decline in working capital and liquid assets during this three year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2018 and February 28, 2018:

	November 30, 2018	February 28, 2018
Working capital	$3,680	$2,762
Liquid assets	$34	$261

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted with an increase in the growth in revenues. The Company has reduced other expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The Company has completed the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility. These changes are projected to realize annual savings through reduced expenses. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Video Display Corporation and Subsidiaries

November 30, 2018

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The Company liquidated all of its investments measured at fair value as of November 30, 2018. The following table sets forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2018 (in thousands):

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

Video Display Corporation and Subsidiaries

November 30, 2018

Note 4. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	November 30, 2018	February 28, 2018
Raw materials	$3,765	$4,657
Work-in-process	676	403
Finished goods	999	923

	5,440	5,983
Reserves for obsolescence	(1,647)	(1,399)

	$3,793	$4,584

Note 5. – Long-Term Debt and Other Obligations

The Company has a $0.5 million line of credit with the Brand Banking Company with a current balance of $0.4 million at November 30, 2018. The line matures on February 18, 2019, is personally guaranteed by the Chief Executive Officer and has an interest rate of LIBOR plus 3.75%.

The Company has outstanding debt current of less than $0.1 million as of November 30, 2018 related to a previous acquisition secured by a building owned by its subsidiary, Teltron Technologies, Inc. in Birdsboro, PA.

The Company had no margin account borrowing as of November 30, 2018 and $0.1 million as of February 28, 2018. The margin account borrowings were used to purchase marketable equity securities and were historically netted against the investments in the balance sheet to show net trading investments. The Company liquidated the investment account as of November 30, 2018.

Long-term debt consisted of the following (in thousands):

	November 30,	February 28,
	2018	2018
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (5.50% as of November 30, 2018); monthly principal and interest payments of $5 thousand payable through July, 2019; collateralized by land and building of Teltron Technologies, Inc.	$37	$78

	37	78
Less current maturities	(37)	(55)

	$—	$23

Video Display Corporation and Subsidiaries

November 30, 2018

Note 6. – Related Party Transactions

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as secured borrowing in accordance with the provisions of ASC 860-10. The $0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note was $448 thousand and $589 thousand as of November 30, 2018 and February 28, 2018, respectively.

For the nine months ending November 30, 2018, the Company borrowed $387 thousand from Ronald D. Ordway, the CEO of the Company. As of November 30, 2018, the Company owes in aggregate $665 thousand to officers and directors.

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

Note 7. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended November 30,
	2018	2017
Cash paid for:
Interest	$18	$13

Income taxes net of refunds	—	23

Non-cash activity:
Note receivable paid directly to officer	$142	130

Note payable to officer	$(142)	(130)

Reduction of accrued rent in lieu of cash received resulting from sale of remaining interest in Honeyhill interest (Note 6)	$209	—

Imputed interest expense	$36	48

Imputed interest income	$(36)	(48)

Capital additions transferred from inventory	$—	113

Video Display Corporation and Subsidiaries

November 30, 2018

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

The following table presents a reconciliation of all the shares used in the calculation of basic and dilutive earnings (loss) per share for the three and nine month periods ended November 30, 2018 and 2017 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Nine months ended November 30, 2018
Basic	$120	5,879	$0.02
Effect of dilution:
Options	—	200	—

Diluted	$120	6,079	$0.02
Nine months ended November 30, 2017
Basic	$(1,690)	5,891	$(0.29)
Effect of dilution:
Options	—	—	—

Diluted	$(1,690)	5,891	$(0.29)

Three months ended November 30, 2018
Basic	$71	5,878	$0.01
Effect of dilution:
Options	—	200	—

Diluted	$71	6,078	$0.01

Three months ended November 30, 2017
Basic	$(1,203)	5,891	$(0.20)
Effect of dilution:
Options	—	—	—

Diluted	$(1,203)	5,891	$(0.20)

The number of anti-dilutive equity-based compensation awards during fiscal 2018 and 2017 was immaterial.

Video Display Corporation and Subsidiaries

November 30, 2018

Stock-Based Compensation Plans

For the nine-month period ended November 30, 2018 and 2017, the Company recognized general and administrative expenses of $13 thousand and $58 thousand, respectively, related to share-based compensation. As of November 30, 2018, and November 30, 2017 total unrecognized compensation costs related to stock options granted was $12 thousand and $35 thousand, respectively. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

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

No options were granted for the nine month period ending November 30, 2018 with 200,000 options granted during the nine month period ended November 30, 2017.

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

For the nine months ending November 30, 2018, the Company repurchased 8,858 shares at an average cost of $1.12 per share and for the nine months ending November 30, 2017, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at November 30, 2018.

Note 9. – Income Taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the nine month period ending November 30, 2018 and the nine month period ending November 30, 2017. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Note 10. – Legal Proceedings

The Company is involved in various legal proceedings related to claims arising in the ordinary course of business. We are not currently a party to any legal proceedings the result of which we believe is likely to have a material adverse impact on our business, financial position, results of operation or cash flows.

Video Display Corporation and Subsidiaries

November 30, 2018

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

Liquidity – The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though the Company reported a small profit for the nine month period ending November 30, 2018 and a slight increase in working capital for the nine month period, the Company has sustained losses for each of the last three fiscal years and has seen overall a decline in working capital and liquid assets during this three year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2018 and February 28, 2018:

	November 30, 2018	February 28, 2018
Working capital	$3,680	$2,762
Liquid assets	$34	$261

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted with an increase in the growth in revenues. The Company has reduced other expenses at the divisions, as well as at the corporate location

Video Display Corporation and Subsidiaries

November 30, 2018

with the expectation that further decreases can be achieved. The Company has completed the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility. These changes are projected to realize annual savings through reduced expenses. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at November 30, 2018 and February 28, 2018 are adequate.

Results of Operations

The following table sets forth, for the three and nine months ended November 30, 2018 and 2017, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Sales
Simulation and Training (VDC Display Systems)	31.4%	48.8%	38.6%	28.0
Data Display CRT (Lexel and Data Display)	13.8	15.0	13.1	35.6
Broadcast and Control Centers (AYON Visual)	0.3	1.2	1.6	10.0
Cyber Secure Products (AYON Cyber Security)	45.2	35.0	37.4	26.4
Other Computer Products (Unicomp)	9.3	—	9.3	—

Total Company	100.0%	100.0%	100.0%	100.0
Costs and expenses
Cost of goods sold	73.7%	108.7%	74.2%	89.3
Selling and delivery	4.5	15.0	5.4	8.2
General and administrative	21.2	52.1	22.4	29.2

	99.4%	175.8%	102.0%	126.7
Operating income (loss)	0.6%	(75.8)%	(2.0)%	(26.7)
Interest income/expense	(0.1)%	(0.3)%	(0.2)%	(0.1)
Other income, net	1.2	3.6	3.2	7.5

Income (loss) before income taxes	1.7%	(72.5)%	1.0%	(19.4)
Income tax benefit	—	0.3	—	—

Net income (loss)	1.7%	(72.2)%	1.0%	(19.4)

Video Display Corporation and Subsidiaries

November 30, 2018

Net sales

Consolidated net sales increased 31.9% for the nine months ended November 30, 2018 and 150.2% for the three months ended November 30, 2018 compared to the nine months and three months ended November 30, 2017. The Company’s AYON Cyber Security (ACS) division is up 103.8% for the nine months ending November 30, 2018 compared to the nine months last year. ACS business has been steadily growing over the past year and their backlog was $1.3 million at November 30, 2018. For the three months ending November 30, 2018, ACS was up 378.9% with steady shipments to its two largest customers. The Display Systems division was up by 81.6% and 61.1% for the nine months and three months ended November 30, 2018 compared to the comparable periods last year. The division had strong sales with their top customer, Lockheed Martin and with a large government contract this year. They are working on other projects with Lockheed Martin and expect to continue to do well with this account. The Data Display division showed a decrease of 51.4% for the nine months ended November 30, 2018 due to decreases throughout their customer base, the completion of a large long term order with a foreign customer by the Lexel division, and the sale of certain assets of the Lexel division. The Lexel division will expect less revenues going forward as certain assets and business were sold in June, 2017 and the division is also uncertain of orders from one of their large customers. They have received some large orders from foreign customers which should help with their sales for the remainder of the fiscal year. This division did have a 129.8% increase for the comparable three month period ended November 30, 2018 as business did increase as Lexel’s production began to stabilize after the plant move from last year. AYON Visual Solution’s (AVS) sales decreased by 78.2% and 32.0% for the nine months and three months ended November 30, 2018. This division’s sales are primarily driven by large contracts. It had none in the nine months ended November 30, 2018 and had competed one in the first quarter last year. The division did receive a large contract of $1.3 million which will ship in the next fiscal year. The division’s primary supplier was sold to a competitor of the Company, so the future of this division is uncertain. The other increase in sales was from the Company’s new keyboard division, which posted sales of $1.1 million and $0.4 million for the nine months and three months ended November 30, 2018 respectively. The Company acquired this company in October of 2017. This division is expected to continue at this level of sales each quarter.

Gross margins

Consolidated gross margins increased both as a percentage to sales (25.8% to 10.7%) and actual dollars ($2,971 thousand to $931 thousand) for the nine months ended November 30, 2018 compared to the nine months ended November 30, 2017. Gross margins increased for the three months ended November 30, 2018 compared to the three months ended November 30, 2017, both as a percentage to sales (26.3% to (8.7)%) and actual dollars, ($1,096 thousand to $(144) thousand).

The two Florida divisions performed well as the move to one facility is showing results. Both divisions showed large increases in both their gross margin percentage to sales and in actual dollars. AYON Cyber Security (ACS) gross margin percentage was 48.1% compared to 28.0% and the gross margin dollars were $2,068 thousand compared to $591 thousand for the nine months ended November 30, 2018 compared to the nine months ended November 30, 2017. For the three months ended November 30, 2018 compared to the same period last year, ACS gross margin percentage was 45.0% compared to 41.5% and gross margin dollars were $848 thousand compared to $163 thousand. VDC Display Systems (VDCDS) gross margin percentage was 10.9% compared 3.2% and the gross margin dollars were $485 thousand compared to $78 thousand for the nine months ended November 30, 2018 compared to the nine months ended November 30, 2017. For the three months ended November 30, 2018 compared to the same period last year, VDCDS gross margin percentage was 5.7% compared to 2.3%. Gross margin dollars were $74 thousand compared to $19 thousand. The new keyboard division, Unicomp, had $467 thousand of gross margin dollars or 43.7% to sales for the nine months ended November 30, 2018 and $155 thousand of gross margin dollars or 40.1% for the three months ended November 30, 2018.

Video Display Corporation and Subsidiaries

November 30, 2018

The other two divisions had an erosion of margins due to poor sales as discussed in the sales section above. The Data Display division had a negative $105 thousand in gross margin dollars and the AYON Visual Solution (AVS) division had $57 thousand for the nine months ended November 30, 2018. The Data Division is expected to do better in the next quarter as the Lexel facility is expected to do better as a result of the foreign orders discussed in the sales section above. AVS division has been absorbed in the VDCDS division and has received the large order for a video wall for a major electrical company. It is scheduled to be installed in the Company’s next fiscal year.

Operating expenses

Operating expenses decreased by 1.9% or $61 thousand for the nine months ended November 30, 2018 compared to the nine months ended November 30, 2017. The decrease was due to legal expenses of $133 thousand associated with the bankruptcy proceedings with Lexel Imaging and the legal expenses for the sale of certain assets of Lexel Imaging in the first quarter last year offset by higher engineering salaries at AYON Cyber Security and additional administration expenses of $382 thousand at Unicomp, the acquired keyboard division. Operating expenses decreased by 4.1% or $46 thousand for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. The Company expects to continue to reduce costs while increasing revenues with the completion of the consolidation of its two Florida businesses to one location, the move of Lexel Imaging to a much lower cost facility and further consolidation of operations by merging the two Tucker business units, one into Lexel Imaging and the other into the Florida operations in the upcoming quarter.

Interest expense

Interest expense was $18 thousand for the nine months ending November 30, 2018 and $4 thousand for the three months ending November 30, 2018 and $12 thousand for the nine months ending November 30, 2017 and $4 for the three months ending November 30, 2017. The interest expense is related to the balance owed on a building the Company owns in Pennsylvania, the line of credit at the Company’s bank and the interest on the margin balance in the Company’s investment account, which is a 3.75% rate.

Other Income/ expense

For the nine months ended November 30, 2018, the Company had $129 thousand in royalty income, $128 thousand in rental income, $33 thousand on the gain on the sale of equipment and $29 thousand in other, and $52 in investment gains including dividends. For the three months ended November 30, 2018 the Company had $40 thousand in rental income, $16 thousand in royalty income, $18 thousand in investment losses and $14 thousand in other. For the nine months ended November 30, 2017, the Company earned $294 thousand on the sale of certain assets to a competitor, $208 thousand on royalties, $126 thousand in rental income and another net of $29 thousand on other income and expenses. For the three months ended November 30, 2017 the Company had other income of $59 thousand dollars, primarily $55 in rental income.

Income taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the nine month period ending November 30, 2018 nor for the comparable period in the prior year. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Liquidity and Capital Resources

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though the Company reported a small profit for the nine month period ending November 30, 2018 and a slight increase in working

Video Display Corporation and Subsidiaries

November 30, 2018

capital for the nine month period, the Company has sustained losses for each of the last three fiscal years and has seen overall a decline in working capital and liquid assets during this three year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2018 and February 28, 2018:

	November 30, 2018	February 28, 2018
Working capital	$3,680	$2,762
Liquid assets	$34	$261

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted with an increase in the growth in revenues. The Company has reduced other expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The Company has completed the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility. These changes are projected to realize annual savings through reduced expenses. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Cash used by operations for the nine months ended November 30, 2018 was $0.9 million. The net profit from operations was $0.1 million and adjustments to reconcile net profit to net cash were $0.4 million including inventory reserves, depreciation and non-cash charges for share based compensation. Changes in working capital used $1.4 million, primarily due to an increase in accounts receivable of $1.3 million, an increase in customer deposits of $0.1 million, offset by cost, estimated earnings, and billings on uncompleted contracts of $0.4 million, and offset by a decrease in inventories of $0.5 million. Cash provided by operations for the nine months ended November 30, 2017 was $0.5 million. The net loss from operations was $1.7 million and adjustments to reconcile net loss to net cash were $0.3 million including inventory reserves, depreciation and non-cash charges for share based compensation. Changes in working capital provided $1.8 million, primarily due to a decrease in accounts receivable of $2.1 million, smaller adjustments totaling $0.4 million, offset by an increase in accounts payable of $0.4 million, a decrease in customer deposits of $0.3 million.

Investing activities provided $0.3 million. $1.0 million was used for the purchase of investment securities offset by $1.3 million for the sale of investment securities for the nine months ended November 30, 2018. Investing activities used $1.0 million for the nine months ended November 30, 2017. $1.8 million was used for the purchase of investment securities, $0.4 million for the purchase of a one third interest in an LLC (owns building rented by Lexel Imaging), and $0.4 million for capital improvements offset by $1.6 million for the sale of investment securities.

Financing activities provided $0.6 million for the nine months ended November 30, 2018. The sale of an LLC provided $0.4 million, loans from the Company’s CEO provided another $0.4 million and borrowings from the line of credit provided $0.6 million. This was offset by repayments to the line of credit of $0.5 million, repayment of margin borrowing in the Company’s investment account of $0.1 million and repayment of other debt including related parties. Financing activities provided $0.6 million for the nine months ended November 30, 2017. Marginal float in the investment account provided $0.4 million, the line of credit provided $0.2 million.

Video Display Corporation and Subsidiaries

November 30, 2018

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

For the nine months ending November 30, 2018, the Company repurchased 8,858 shares at an average cost of $1.12 per share and for the nine months ending November 30, 2017, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at November 30, 2018.

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

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at November 30, 2018 and February 28, 2018 are adequate.

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

Video Display Corporation and Subsidiaries

November 30, 2018

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of November 30, 2018 and February 28, 2018 the Company has established a valuation allowance of $5.8 million for both periods on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At November 30, 2018, the Company did not record any liabilities for uncertain tax positions.

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

November 30, 2018

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2018. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2018.

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

November 30, 2018

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

VIDEO DISPLAY CORPORATION

January 18, 2019	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 18, 2019	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer