Form 10-K
period 2019-02-28
VIDEO DISPLAY CORP
filed 2019-05-29
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-13394

VIDEO DISPLAY CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1217564
(State of Incorporation)	(IRS Employer Identification No.)

1868 Tucker Industrial Road, Tucker Georgia	30084
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (770) 938-2080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	VIDE	OTCMKTS

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

As of August 31, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the Over the Counter Markets “OTCMKTS” was $353,421.

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2019 was 5,878,290.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to stockholders in connection with our 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

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

Description of Principal Business

The Company generates revenues from the manufacturing and distribution of displays and display components. The Company operates primarily in five divisions: simulation and training products, cyber secure products and services, Data display CRTs, broadcast and control center products and other computer products.

Consolidated Net Sales by division for fiscal 2019 are comprised of the following:

Simulation and Training Products (36%)

Cyber Secure Products (36%)

Data Display CRTs (17%)

Broadcast and Control Center Products (1%)

Other Computer Products (10%)

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

Principal Products by Division

Simulation and Training Products

The Company’s simulation and training products operations are conducted in Cocoa, Florida’s VDC Display Systems (Display Systems).

This portion of the Company’s operations, which contributed approximately 36% of fiscal 2019 consolidated net sales, involves the design, engineering, and manufacture of digital projector display units. The Company customizes these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.

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

Cyber Secure Products

The Company acquired the AYON Cyber Security (“ACS”) division in March 2012. ACS was formerly known as Hetra Products and most recently as StingRay56 before becoming part of Video Display Corporation. ACS specializes in advanced TEMPEST technology, also known as Emanation Security (EMSEC), products and custom engineering solutions to include extreme environmental performance and survivability technologies (MIL-STD-810 and DO-160) in support of military forces, intelligence agencies, prime contractors and niche commercial sectors worldwide. ACS has a long history of specializing in TEMPEST technology. In addition to its TEMPEST products and services, the business also provides various contract services to government agencies and prime contractors. Services performed include design and testing solutions for defense and niche commercial uses worldwide. ACS has office in the U.S., a representative in Canada, a Reseller Relationship/Partner in Europe and technology partners around the globe. This division represented approximately 36% of fiscal 2019 consolidated net sales.

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

In addition to factors affecting the overall market for such products, the Company’s sales volume in the CRT replacement markets is dependent upon the Company’s ability to provide prompt response to customers’ orders, while maintaining quality control and competitive pricing. The Data Display division represented approximately 17% of fiscal 2019 consolidated net sales.

Broadcast and Control Center Products

The Company began a start-up operation in July 2011, AYON Visual Solutions, as the North American distributor of a German company, eyevis GmbH. The division sells high-end visual display products for use in video walls and command and control centers.

The division has been built thus far by partnering with consultants and system integrators. These partners have first-hand knowledge of the needs of the market and have been educated about the division’s products. Management believes the division will continue to grow by expanding their network of partners and product offerings as eyevis GmbH introduces new products. This division represented approximately 1% of fiscal 2019 consolidated net sales. This division was absorbed by the simulation and training products division in the Company’s fourth quarter to increase opportunities by using the resources available in the simulation division.

Other Computer Products

The Company acquired a small keyboard company on October 23, 2017. The Company long term plans are to use this as a platform to manufacture cyber-secure keyboards as part of the cyber security division. This division was 10% of the 2019 consolidated net sales.

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

Working Capital Practices

Currently, the Company has a $0.5 million line of credit with the Brand Banking Company with no amounts outstanding at February 28, 2019. The other outstanding debt of the Company includes a $0.1 million note secured by a building owned by the Company’s subsidiary, Teltron Technologies, Inc. in Birdsboro, PA., $0.1 million on a note payable associated with the acquisition of Unicomp, a keyboard manufacturer and $0.1 million on a note with the CEO of the Company.

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in revenues of over $3.0 million for fiscal year ended February 28, 2019. The Company is expanding its cyber secure business by adding a second testing chamber for testing tempest products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company is also now involved in ruggedized displays, recently bringing on engineering familiar with these products. The Company implemented a plan to reduce expenses at the divisions, as well as at the corporate location during the fiscal year ending February 28, 2019 with the closing of two divisions and relocating the operations of those two divisions to other divisions within the Company with similar business activities. The Company is also in the process of moving the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The Company moved two of its plants in an effort to reduce expenses and increase efficiencies. The plant move at its subsidiary in Lexington, Kentucky, took longer than anticipated and negatively affected cash flow. The long term prospects for this subsidiary are promising and management is now seeing a turn around. The plant move at the Florida operations was successful as the Company merged two businesses and was able to keep production on schedule. Management continues to explore options to monetize certain long-term assets of the business, including the possible sale of a building in Pennsylvania. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

The Company is currently operating using cash from operations and investing activities. The Company has a $3.5 million working capital balance at February 28, 2019, including $0.4 million in liquid assets.

Concentration of Customers

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, industrial and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 53% and 50% of consolidated net sales for fiscal 2019 and 2018, respectively. Sales to foreign customers were approximately 11% and 16% of consolidated net sales for fiscal 2019 and 2018, respectively. The Company had three customers, E-Tel 19%, Lockheed Martin 14%, and the US Department of State 12% of the Company’s consolidated net sales in fiscal 2019. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $ 5.5 million at February 28, 2019 and $7.4 million at February 28, 2018. It is anticipated that more than 90% of the February 28, 2019 backlog will ship during fiscal 2020.

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

Employees

As of February 28, 2019, the Company employed 83 persons on a full-time basis. Of these, 15 were employed in executive, administrative, and clerical positions, 5 were employed in sales and distribution, 14 in engineering, and 49 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory.

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

The Company now operates in several markets in the areas of custom electronic solutions. The Company has reentered the ruggedized display business and is actively looking to grow this business. The Company’s VDC Display Systems division specializes in projector design and video solutions, and the Company’s AYON Cyber Security division specializes in making electronic devices cyber secure. The Company specializes in the design and installation of video walls focusing on configurable visual solutions for command and control and other large format visuals in the energy, utility, transportation, industrial and security markets.

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

We currently derive a portion of our net sales (53% in fiscal 2019) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less than twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.

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

Our stock is quoted on the OTC Markets and the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices, if at all.

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

A significant portion of our consolidated net sales (11% in fiscal 2019) is made to foreign customers. We also receive a significant amount of our raw materials from foreign vendors. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases its corporate headquarters at 1868 Tucker Industrial Road in Tucker, Georgia (within the Atlanta metropolitan area). Its headquarters occupy approximately 10,000 square feet of the total 59,000 square feet at this location. The Company entered into an agreement to sublease approximately 45,000 square feet of the Tucker, Georgia facility beginning January, 2019. Two locations, Cocoa, Florida and Lexington, Kentucky are leased from a related party at current market rates. See Part III, Item 13 Certain Relationships and Related Transactions in this Annual Report on Form 10-K. Management believes the facilities to be adequate for its needs.

The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires
Tucker, Georgia	59,000	March 31, 2022
Birdsboro, Pennsylvania	40,000	Company Owned (a)
Lexington, Kentucky	40,000	June 30, 2022
Cocoa, Florida	34,500	February 19, 2025

(a)

The Birdsboro, Pennsylvania property secures mortgage loans from a bank with a principal balance of $0.1 million as of February 28, 2019. This mortgage loan bears an interest rate of approximately 6%. Monthly principal and interest payments of approximately $5,000 are payable through July 2019.

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

The following table shows the range of prices for the Company’s common stock as reported by NASDAQ and the OTCMKTS for each quarterly period beginning on March 1, 2017. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 28, 2019		February 28, 2018
Quarter Ended	High	Low	High	Low
May	1.03	.69	$1.25	$0.91
August	1.15	.93	1.26	0.90
November	1.07	.94	1.15	1.00
February	1.00	.83	1.68	0.85

There were approximately 120 holders of record of the Company’s common stock as of May 15, 2019.

Payment of cash dividends in the future will be dependent upon the consolidated earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 28, 2019 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.

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

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2019, the Company repurchased 8,858 shares at an average price of $1.12 per share, which were added to treasury shares on the consolidated balance sheet. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 28, 2019. During the fiscal year ended February 28, 2018, the Company purchased 3,600 shares of Video Display Corporation stock.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company manufactures and distributes a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment - the manufacturing and distribution of displays and display components. The Company is organized into five interrelated operations aggregated into one reportable segment:

•	Simulation and Training Products – offers a wide range of projection display systems for use in training and simulation, military, medical, and industrial applications including ruggedized displays.

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

During fiscal 2019, management of the Company focused key resources on strategic efforts to support the efforts of operations to increase market share. The Company also seeks to look for acquisition opportunities that enhance the profitability and shareholder value of the Company. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management - The Company monitors its inventory for obsolescence due to the rapid changes in display technology. The Company increased the inventory reserves $0.3 million in the fiscal year ending February 28, 2019 and disposed of $0.9 million in various raw material parts and demo equipment at its VDC Display division and AYON Cyber Security divisions.

The Company’s remaining business units utilize different inventory components than the divisions had in the past. The Company provides for an obsolescence reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at February 28, 2019 to be adequate.

Operations

The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):

(See Item 1. Business – Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions.)

	2019		2018
	Amount	%	Amount	%
Net Sales
Simulation and Training	5,406	36.0%	$4,827	40.4%
Data Display CRTs	2,533	16.9	3,287	27.5
Broadcast and Control Centers	189	1.3	1,011	8.5
Cyber Secure Products	5,460	36.3	2,283	19.1
Other Computer Products	1,435	9.5	536	4.5

Total Company	15,023	100.0	11,944	100.0

Costs and expenses
Cost of goods sold	$10,983	73.1%	$11,354	95.1%
Selling and delivery	844	5.6	967	8.1
General and administrative	3,645	24.3	3,291	27.5

	15,472	103.0	15,612	130.7
Loss from operations	(449)	(3.0)	(3,668)	(30.7)
Interest income (expense)	(19)	(0.1)	(20)	(0.2)
Investment gain (loss)	42	0.2	17	0.2
Other income, net	493	3.4	733	6.1

Income (loss) before income taxes	67	0.5	(2,938)	(24.6)
Income tax expense	—	—	—	—

Net (loss)	67	0.5	$(2,938)	(24.6)%

Fiscal 2019 Compared to Fiscal 2018

Net Sales

Consolidated net sales increased 25.8% for year ended February 28, 2019 compared to the year ended February 28, 2018 and increased 9.1% for the three months ended February 28, 2019 compared to the comparable three months last year. The Company’s AYON Cyber Security (ACS) division is up 139.1% for the year ending February 28, 2019 compared to fiscal year ended February 28, 2018 and increased 569.3% for the three months ended February 28, 2019 compared to the same three months last year. Their business has been steadily growing over the past year and their backlog was $0.7 million at February 28, 2019. ACS had two customers who did over ten percent of the total Company’s business with E-Tel and the US Department of State. ACS did 36% of the Company’s business. The Display Systems division was up by 12.0% for the year ended February 28, 2019 compared to last year and down 59.6% for the quarter ended February 28, 2019 compared to the same three months last year. The division had strong sales with their top customer, Lockheed Martin and with a large government contract this year. They are working on other projects with Lockheed Martin and expect to continue to do well with this account. The Data Display division showed a decrease of 22.9% for the year ended February 28, 2019 due to decreases throughout their customer base, the completion of a large long term order with a foreign customer by the Lexel division, and the sale of certain assets of the Lexel division. The Lexel division will expect less revenues going forward as certain assets and business were sold in June, 2017 and the division is also uncertain of orders from one of their large customers. Lexel had an increase of 471.3% for three months ended February 28, 2019 compared to the three months ended February 28, 2018. They have received some large orders from foreign customers which should help with their sales into the next fiscal year. AYON Visual Solution’s (AVS) sales decreased by 81.3% for the year ended February 28, 2019. This division’s sales are primarily driven by large contracts. It had none in the fiscal year ended February 28, 2019. The division did receive a large contract of $1.3 million which will ship in the next fiscal year. The division’s primary supplier was sold to a competitor of the Company, so the future of this division is uncertain. AVS does have a certain amount of potential business in the works. The AVS division was absorbed by the Display Systems division in the Company’s fourth quarter to increase efficiencies. The other increase in sales was from the Company’s new keyboard division, which posted sales of $1.4 million and $0.4 million for the year and three months ended February 28, 2019 respectively. The Company acquired this company in October of 2017. This division is expected to continue at this level of sales each quarter.

The Company has transitioned into a video display solutions company, but still services the existing CRT markets, which overall account for approximately 17% of the Company’s revenues. The Company’s largest remaining divisions are VDC Display Systems, which services the simulation and training markets and ACS, which designs and manufactures tempest products . VDC Display Systems sales increased by 12.0% in fiscal 2019 compared to fiscal 2018, $5.4 million in fiscal 2019 to $4.8 million in fiscal 2018. ACS sales increased by 139.1% in fiscal 2019 compared to fiscal 2018. $5.5 million in fiscal 2019 to $2.3 million in fiscal 2018. The division is expected to improve this next fiscal year due to new business in the government-related sector and by expanding its product offerings.

Gross Margins

Consolidated gross margins increased to 26.9% for fiscal 2019 from 4.9% for fiscal 2018. Overall gross margin dollars increased by $3.5 million versus the prior fiscal year due to higher revenues, lower costs and improvements realized in the management of inventory.

The two Florida divisions performed well as the move to one facility is showing results. Both divisions showed large increases in both their gross margin percentage to sales and in actual dollars. AYON Cyber Security (ACS) gross margin percentage was 46.7% compared to 16.4% and the gross margin dollars were $2,551 thousand compared to $375 thousand for the year ended February 28, 2019 compared to the year ended February 28, 2018. For the three months ended February 28, 2019 compared to the same period last year, ACS gross margin percentage was 41.7% compared to (124.9)% and gross margin dollars were $483 thousand compared to ($216) thousand. VDC Display Systems (VDCDS) gross margin percentage was 9.7% compared to 9.2% in the prior year and the gross margin dollars were $522 thousand compared to $444 thousand for the year ended February 28, 2019 compared to the year ended February 28, 2018. For the three months ended February 28, 2018 compared to the same period last year, VDCDS gross margin percentage was 3.91% compared to 15.4%. Gross margin dollars were $38 thousand compared to $366 thousand. The new keyboard division, Unicomp, had $558 thousand of gross margin dollars or 38.9% to sales for the year ended February 28, 2019 and $91 thousand of gross margin dollars or 24.8% for the three months ended February 28, 2019.

The other two divisions had an erosion of margins due to poor sales as discussed in the sales section above. The Data Display division had $352 thousand in gross margin dollars and the AYON Visual Solution (AVS) division had $57 thousand for the year ended February 28, 2019. The Data Display division had $457 thousand in gross margin dollars for the three months ended February 28, 2019. The Data Division is expected to do better in the next quarter as the Lexel facility is expected to do better as a result of the foreign orders discussed in the sales section above. AVS division has been absorbed in the VDCDS division and has received the large order for a video wall for a major electrical company. It is scheduled to be installed in the Company’s next fiscal year.

Operating Expenses

Operating expenses as a percentage of sales decreased from 35.7% for fiscal 2018 to 29.9% for fiscal 2019 primarily reflecting a 25.8% increase in sales with only a 5.4% increase in expenses. Actual operating expenses were $4.3 million in fiscal 2018 and $4.5 million in fiscal 2019.

The Company is working to reduce costs in all areas of the business to bring its cost structure in line with the current size of the business. The Company has made strategic cuts at the corporate level and has merged its two Florida locations, VDC Display Systems and AYON Cyber Security, which is saving considerable operating expenses. The Company is expanding its product offerings and in doing so, is adding costs strategically to support those businesses. The Florida operations are completely in the Cocoa location. The remaining business units are also making changes to maximize profitability.

Interest Expense

Interest expense was $19 thousand for fiscal 2019 and $20 thousand for fiscal 2018 related to the Company’s obligations. The marginal decrease in interest expense results from a lower average in debt obligations outstanding.

Other Income, net

In fiscal 2019, the Company earned $0.5 million in other income, primarily due to rental income of $191 thousand, $130 thousand in royalty income, scrap sales of $108 thousand and $33 thousand in gain on sale of assets. In fiscal 2018, the Company earned $0.7 million in other income, primarily due to the gain on sale of certain assets of Lexel Imaging of $0.3 million, $0.3 million in royalty income and $0.1 million in rental income.

Income Taxes

The difference between the statutory rate and the effective rate is primarily due to the valuation allowances on the deferred tax assets and the change in the corporate tax rates from the new tax law. The Company had a profit before taxes of $0.1 million, but a net tax loss of approximately $0.2 million. The Company had net loss before taxes of approximately $2.9 million and an income tax benefit of $0.8 million before the valuation allowance of $0.8 million for fiscal 2018, an effective rate of (0%).

Liquidity and Capital Resources

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sustained losses for each of the three prior years, but did record a profit for the current fiscal year and has seen an increase in both its working capital and liquid assets during this current year. The historical reported losses were a combination of low revenues at all divisions without a commensurate reduction of expenses. This year, the Company did increase sales and reduced certain expenses compared to the previous year. The Company’s working capital and liquid asset position related to the years ended February 28, 2019 and 2018 are presented below:

	February 28, 2019	February 28, 2018
Working capital	$3,354	$2,762
Liquid assets	$410	$261

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenue at all the divisions, each structured to the particular division with an increase in revenues of over $3.0 million for fiscal year ended February 28, 2019. The Company is expanding its cyber secure business by adding a second testing chamber for testing tempest products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company is also now involved in ruggedized displays, recently bringing on engineering familiar with these products. The Company implemented a plan to reduce expenses at the divisions, as well as at the corporate location during the fiscal year ending February 28, 2019 with the closing of two divisions and relocating the operations of those two divisions to other divisions within the Company with similar business activities. The Company is also in the process of moving the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The Company moved two of its plants in an effort to reduce expenses and increase efficiencies. The plant move at its subsidiary in Lexington, Kentucky, took longer than anticipated and negatively affected cash flow. The long term prospects for this subsidiary are promising and management is now seeing a turn around. The plant move at the Florida operations was successful as the Company merged two businesses and was able to keep production on schedule. Management continues to explore options to monetize certain long-term assets of the business, including the possible sale of a building in Pennsylvania. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Cash provided by operations was $0.2 million in fiscal 2019 and 0.8 million in fiscal 2018. During fiscal 2019, the net income from operations was $0.1 million and adjustments to reconcile net income to net cash were $0.5 million to reduce inventory reserves, by $0.1 in investment gains offset by $0.3 million in depreciation. Working capital related accounts generated $0.5 million in cash with the related changes in account balances outlined on the statements of cash flows.

During fiscal 2018, the net loss from operations was $2.9 million and adjustments to reconcile net loss to net cash were $0.7 million, including $0.5 million to increase net inventory reserves, and $0.3 million in depreciation. Changes in working capital provided $3.0 million.

Investing activities provided $0.4 million in fiscal 2019 and used $0.7 million of cash in fiscal 2018. For fiscal 2019, proceeds from the sale of investments net costs to acquire provided $0.3 million in cash. Also, $0.2 million in cash was provided from the sale of an investment in a real estate partnership. These sources of cash were partially offset by capital expenditures. The Company is expected to invest an additional $0.1 million to upgrade the Cocoa, Florida location to accommodate the merger of the two Florida businesses into one facility in fiscal 2020. The Company does not anticipate any additional significant investments in capital assets for fiscal 2019 beyond normal maintenance requirements.

Investing activities in fiscal 2018 consisted of the sale of investment securities of $2.5 million, the purchase of investment securities of $2.3 million, capital expenditures of $0.5 million, the purchase of an interest in a real estate partnership (net of cash received resulting from subsequent disposition of partial ownership) of $0.4 million and the acquisition of Unicomp of $0.1 million.

Financing activities used were $0.3 million for the year ended February 28, 2019. Proceeds from related party notes and from the line of credit provided cash of $1 million offset by related payments on these obligations approximating $1.2 million along with $0.1 in margin payments. Financing activities used were $76 thousand in fiscal 2018, primarily resulting from the repayment of debt and related party notes.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2019, the Company repurchased 8,858 shares of Company stock at an average price of $1.12 per share, and during the fiscal year ended February 28, 2018, the Company repurchased 3,600 shares of Company stock at an average price of $1.24 per share. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 28, 2019.

Transactions with Related Parties, Contractual Obligations, and Commitments

The Company leases one building from the Company’s CEO in Lexington, KY (Honeyhill Properties) and one building owned by Ordway Properties LLC in Cocoa, Florida. The building in Lexington, KY serves as the manufacturing operations for the CRT division. The building in Cocoa, Florida is the new operational site for both VDC Display Systems and AYON Cyber Security. See Note 9.

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

Contractual Obligations

Future contractual maturities of long-term debt, future contractual obligations due under operating leases, and other obligations at February 28, 2019 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$239	$239	$—	$—	$—
Interest obligations on long-term debt (a)	1	1	—	—	—
Operating lease obligations	2,373	577	1,145	461	190
Warranty reserve obligations	37	37	—	—	—

Total	$2,650	$854	$1,145	$461	$190

(a)	This line item was calculated by utilizing the effective rate on outstanding debt as of February 28, 2019.

In addition, refer to Note 4 as it relates to the note receivable and corresponding related obligations pertaining to Z-Axis which are not included in the chart above.

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

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. In fiscal 2019, the Company increased the inventory reserves by $0.3 million, but wrote off $0.9 million of inventory against the reserve primarily at VDC Display Systems. The Company determined VDC Display Systems is the most vulnerable to inventory obsolescence due to the size and age of its inventory and the changes in its market segment. In fiscal 2018, the Company disposed of $1.2 million of inventory, reported $0.7 million direct write-offs with $0.5 million against the reserve as management reduced inventories that were held for legacy repairs. The reserve for inventory obsolescence was approximately $0.9 million and $1.4 million at February 28, 2019 and February 28, 2018, respectively.

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

There have been significant changes in management’s estimates in fiscal 2019 and 2018 due to the rapidly changing business conditions in the display markets and the Company adjusted its reserves based on the remaining inventories and the remaining businesses it operates. The Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions.

Revenue recognition

See new accounting standards for the Company’s revenue recognition policies.

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

The Company accounts for uncertain tax positions under the provisions of ASC Topic 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At February 28, 2019, the Company did not record any liabilities for uncertain tax positions.

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

Recent Accounting Pronouncements

Effective March 1, 2018 we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and the additional related ASUs (codified in “ASC 606”), which replaces existing revenue guidance and outlines a single set of comprehensive principles for recognizing revenue under GAAP. We elected the modified retrospective method upon adoption (applied to those contracts which were not completed as of March 1, 2018) with no impact to opening retained earnings or revenue reported. Results of reporting periods beginning on or after March 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the previous revenue recognition standard (ASC 605).

In February 2016, the FASB issued ASU 2016-02, “Leases”. The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. We plan to adopt the new standard effective March 1, 2019 using the modified retrospective approach, which allows application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented. We expect to elect the package of available practical expedients that will enable us to retain the lease classification and initial direct costs for any leases that existed prior to the adoption of the standard and will not reassess whether any contracts executed prior to the adoption of the standard are or contain leases. We expect that the adoption of this standard will result in the recognition of material right-of-use assets and corresponding liabilities in our consolidated balance sheets, but do not expect the adoption to have a material impact on our consolidated statements of operations or our consolidated statements of cash flows. The adoption of this standard will result in expanded lease related disclosures in the notes to our consolidated financial statements. While we are currently evaluating the final impact the adoption of this standard will have, we have identified existing lease contracts, have prepared and reviewed the necessary entries for the transition, and are updating our controls and procedures for leases under the new standard.

Impact of Inflation

Inflation has not had a material effect on the Company’s results of operations to date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risks include changes in technology and government spending. The rapid advances in video and projection technology present a challenge for the Company’s management and engineers to be able to meet the ever changing demands in the markets in which it operates. The Company did a significant amount of business with the government (53% of revenues) in fiscal 2019. Failure of the government to continue to fund programs in the Company’s markets could have a detrimental effect on the Company.

Item 8. Financial Statements and Supplementary Data.

Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Video Display Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the Company) as of February 28, 2019 and 2018, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has historically reported net losses or breakeven results along with reporting low levels of working capital and liquid assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Hancock Askew & Co., LLP

We have served as the Company’s auditor since 2017.

Norcross, Georgia

May 29, 2019

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 28,	February 28,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$410	$81
Trading investments, at fair value	—	180
Accounts receivable, less allowance for bad debts of $16 and $19	1,746	664
Notes receivable due from officers and directors, current (Note 4)	209	191
Inventories, net	3,451	4,584
Prepaid expenses and other current assets	476	65

Total current assets	6,292	5,765

Property, plant and equipment:
Land	154	154
Buildings	2,760	2,799
Construction in progress	73	—
Machinery and equipment	5,732	5,753

	8,719	8,706
Accumulated depreciation	(7,398)	(7,243)

Net property, plant and equipment	1,321	1,463

Notes receivable due from officers and directors, noncurrent (Note 4)	189	398
Investment in real estate partnership – related party (Note 9)	—	375
Other noncurrent assets	5	26

Total assets	$7,807	$8,027

The accompanying notes are an integral part of these consolidated statements.

	February 28,	February 28,
	2019	2018
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,008	$1,054
Accrued liabilities	382	877
Customer deposits	865	439
Contract liabilities	235	—
Line of credit	—	227
Current maturities of long-term debt	23	55
Deferred rent revenue	—	60
Note payable for acquisition (Note 13)	100	100
Notes payable to officers and directors, current (Note 4)	325	191

Total current liabilities	2,938	3,003
Long-term debt, less current maturities	—	23
Notes payable to officers and directors, less current maturities (Note 4)	189	398
Other noncurrent liabilities	19	17

Total liabilities	3,146	3,441

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued; 5,878 outstanding at February 28, 2019 and 5,887 outstanding at February 28, 2018	7,293	7,293
Additional paid-in capital	274	256
Retained earnings	13,376	13,309
Treasury stock, 3,854 and 3,845 shares at February 28, 2019 and February 28, 2018, at cost	(16,282)	(16,272)

Total shareholders’ equity	4,661	4,586

Total liabilities and shareholders’ equity	$7,807	$8,027

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	February 28, 2019	February 28, 2018
Net sales	$15,023	$11,944
Cost of goods sold	10,983	11,354

Gross profit	4,040	590

Operating expenses
Selling and delivery	844	967
General and administrative	3,645	3,291

	4,489	4,258

Operating loss	(449)	(3,668)

Other income (expense)
Interest income (expense), net	(19)	(20)
Investment gain	42	17
Other income, net	493	733

Total other income, net	516	730

Income (loss) before income taxes	67	(2,938)
Income tax expense	—	—

Net income (loss)	$67	$(2,938)

Net income (loss) per share-basic	$0.01	$(0.50)

Net income (loss) per share-diluted	$0.01	$(0.50)

Average shares outstanding – basic	5,879	5,890

Average shares outstanding – diluted	6,079	5,890

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance, February 28, 2017	5,891	$7,293	$186	$16,247	$(16,268)	$7,458
Net loss	—	—	—	(2,938)	—	(2,938)
Repurchase of treasury stock	(4)		2		(4)	(2)
Share based compensation	—	—	68	—	—	68

Balance, February 28, 2018	5,887	$7,293	$256	$13,309	$(16,272)	$4,586
Net income	—	—	—	67	—	67
Repurchase of treasury stock	(9)	—	—		(10)	(10)
Share based compensation	—	—	18	—	—	18

Balance, February 28, 2019	5,878	$7,293	$274	$13,376	$(16,282)	$4,661

*	Common Shares are shown net of Treasury Shares

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	February 28, 2019	February 28, 2018
Operating Activities
Net income (loss)	$67	$(2,938)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	256	261
Change in provision for doubtful accounts	(3)	(1)
Change in provision for inventory reserve	(540)	500
Deferred rental income	(60)	(120)
Non-cash charge for share based compensation	18	68
(Gain) loss on disposal of assets	(33)	21
Realized/unrealized gain on investments	(42)	(14)
Changes in working capital items:
Accounts receivable	(1,079)	2,109
Inventories	1,673	953
Prepaid expenses and other assets	(390)	181
Accounts payable and accrued liabilities	(332)	(335)
Customer deposits	426	21
Other liabilities	2	46
Contract liabilities	235	—

Net cash provided by operating activities	198	752

Investing Activities
Capital expenditures	(152)	(463)
Investment in real estate partnership – related party (Note 9)	—	(500)
Proceeds from sale of investment in real estate partnership — related party (Note 9)	166	125
Purchases of investments	(981)	(2,301)
Acquisition of business, net of cash acquired (Note 13)	—	(100)
Proceeds from sale of equipment	71	—
Proceeds from sale of investments	1,309	2,509

Net cash provided by (used in) investing activities	413	(730)

Financing Activities
Proceeds from related party loans	406	—
Repayments of long-term debt	(55)	(54)
Proceeds from line of credit	647	1,192
Repayments on line of credit	(874)	(1,202)
Purchase of treasury stock	(10)	(4)
Payments on marginal float	(106)	(8)
Repayments of notes payable to officers and directors	(290)	—

Net cash used in financing activities	(282)	(76)
Net change in cash and cash equivalents	329	(54)
Cash and cash equivalents, beginning of year	81	135

Cash and cash equivalents, end of year	410	$81

The accompanying notes are an integral part of these consolidated statements.

See Note 11 for supplemental cash flow information.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Business

Video Display Corporation and subsidiaries (the “Company”, ”our” or “we”) is a provider and manufacturer of video products, components, and systems for data display and presentation of electronic information media in various requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems for government, military, aerospace, medical and commercial organizations. The Company serves the simulation, ruggedized displays, video wall design and installation, tempest products, tempest services, cathode ray tubes (CRTS) and keyboard manufacturing.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Fiscal Year

All references herein to “2019” and “2018” mean the fiscal years ended February 28, 2019 and February 28, 2018, respectively.

Basis of Accounting

“The FASB Accounting Standards Codification” (“FASB ASC”) establishes the source of authoritative accounting standards generally accepted in the United States of America (“U.S. GAAP”) recognized by the Financial Accounting Standards Board (“FASB”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The FASB amends the FASB ASC through Accounting Standards Updates (“ASUs”). ASCs and ASUs are referred to throughout these consolidated financial statements.

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

Banking and Liquidity

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sustained losses for each of the three prior years, but did record a profit for the current fiscal year and has seen an increase in both its working capital and liquid assets during this current year. The historical losses resulted from a combination of low revenues at all divisions without a commensurate reduction of expenses. This year, the Company did increase sales and report a lower operating loss compared to the previous year. The Company’s working capital and liquid asset position is presented as follows:

	February 28, 2019	February 28, 2018
Working capital	$3,354	$2,762
Liquid assets	$410	$261

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division with an increase in revenues of over $3.0 million for fiscal year ended February 28, 2019. The Company is expanding its cyber security business by adding a second testing chamber for testing tempest products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company is also now involved in ruggedized displays, recently bringing on engineering familiar with these products. The Company implemented a plan to reduce expenses at the divisions, as well as at the corporate location during the fiscal year ending February 28, 2019 with the closing of two divisions and relocating the operations of those two divisions to other divisions within the Company with similar business activities. The Company is also in the process of moving the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The Company moved two of its plants in an effort to reduce expenses and increase efficiencies. The plant move at its subsidiary in Lexington, Kentucky, took longer than anticipated and negatively affected cash flow. The long term prospects for this subsidiary are promising and management is now seeing a turn around. The plant move at the Florida operations was successful as the Company merged two businesses and was able to keep production on schedule. Management continues to explore options to monetize certain long-term assets of the business, including the possible sale of a building in Pennsylvania. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Revenue Recognition

We recognize revenue when we transfer control of the promised products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We derive our revenue primarily from sales of simulation and video wall systems, cyber secure products, data displays, and keyboards. We exclude sales and usage-based taxes from revenue.

Our simulation and video wall systems are custom-built (using commercial off-the-shelf products) to customer specifications under fixed price contracts. Judgment is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. Generally, these contracts contain one performance obligation (the installation of a fully functional system). We recognize revenue for these systems over time as control is transferred based on labor hours incurred on each project.

We recognize revenue related to our cyber secure products, data displays, and keyboards at a point in time when control is transferred to the customer (generally upon shipment of the product to the customer).

Timing of invoicing to customers may differ from timing of revenue recognition; however, our contracts do not include a significant financing component as substantially all of our invoices have terms of 30 days or less. We are applying the practical expedient to exclude from consideration any contracts with payment terms of one year or less and we never offer terms extending beyond one year.

Contract liabilities represent amounts collected prior to having completed performance on certain of our simulation or video wall system projects. No revenue was recognized in 2019 from performance obligations that were satisfied in prior periods. As of February 28, 2019, approximately $521k of revenue is expected to be recognized from remaining performance obligations for simulation system projects (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods). We expect to recognize revenue these remaining performance obligations over the next 24 months. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

For the fiscal year ended February 28, 2019, revenue recognized by division of the Company is as follows (in thousands):

Simulation and training (including video walls)	$5,406
Cyber security	5,459
Data displays	2,533
Other computer products (keyboards)	1,436
Broadcast and control centers	189

Total revenue	$15,023

Cash and Cash Equivalents and Investments

We consider all highly liquid investments purchased with original maturities of three months or less to be cash or cash equivalents. Investment securities that are held by the Company, are bought and held principally for the purpose of selling them in the near term, are classified as “trading” and principally consist of equity securities and mutual funds. These trading investments are carried at fair value with realized gains or losses and changes in fair value included in operations. The Company liquidated its investment accounts in in fiscal 2019.

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

Assets measured at fair value on a recurring basis by the Company consisted of investment securities that were held for trading using Level 1 inputs. The Company liquidated all of its investment securities during the year ended February 28, 2019. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2018 (in thousands):

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

The following is a roll-forward of the allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2019	$19	$—	$(3)	$16
February 28, 2018	$20	$—	$(1)	$19

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

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. The reserve for inventory obsolescence was approximately $0.9 million and $1.4 million at February 28, 2019 and February 28, 2018, respectively.

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

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. In addition, leasehold improvements are amortized over the shorter of the useful life of the asset or the related lease term. Depreciation expense totaled approximately $256 thousand and $261 thousand for the fiscal years ended 2019 and 2018, respectively. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred. The Company is expected to invest an additional $0.1 million to upgrade the Cocoa, Florida location to accommodate the increase in business at the Florida facility. The Company does not anticipate any additional significant investments in capital assets for fiscal 2020.

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

Share-Based Compensation Plans

The Company accounts for employee share-based compensation under the fair value method and uses an option pricing model for estimating the fair value of stock options at the date of grant.

Share Repurchase Program

The Company has a share repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014 the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 28, 2019, the Company repurchased 8,858 shares at an average price of $1.12 per share, which were added to treasury shares on the consolidated balance sheet, and during the fiscal year ended February 28, 2018, the Company repurchased 3,600 shares at an average price of $1.24 per share. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 28, 2019.

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

Deferred income taxes as of February 28, 2019 and February 28, 2018 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards, less any valuation allowance.

The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of February 28, 2019 and February 28, 2018 the Company did not have any material unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued as of February 28, 2019 and February 28, 2018.

The Company’s tax years ended February 28, 2018, 2017 and 2016 remain open to examination by the Internal Revenue Service (“IRS”).

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

The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for 2019 and 2018, (in thousands, except for per share data):

	Net Income (Loss)	Average Shares Outstanding	Net Income (Loss) Per Share
2019
Basic	67	5,879	0.01
Effect of dilution:
Options	—	200	—

Diluted earnings per share	67	6,079	0.01

2018
Basic	$(2,938)	5,890	$(0.50)
Effect of dilution:
Options	—	—	—

Diluted earnings per share	$(2,938)	5,890	$(0.50)

Stock options, debentures, and other liabilities convertible into 200,000 shares, of the Company’s common stock were anti-dilutive and, therefore, were excluded from the fiscal 2018 diluted earnings (loss) per share calculation.

Segment Reporting

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

Sales to foreign customers were 11% and 16% of consolidated net sales for fiscal 2019 and fiscal 2018, respectively.

New Accounting Pronouncements Adopted in Fiscal 2019

Effective March 1, 2018 we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and the additional related ASUs (codified in “ASC 606”), which replaces existing revenue guidance and outlines a single set of comprehensive principles for recognizing revenue under GAAP. We elected the modified retrospective method upon adoption (applied to those contracts which were not completed as of March 1, 2018) with no impact to opening retained earnings or revenue reported. Results of reporting periods beginning on or after March 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the previous revenue recognition standard (ASC 605).

New Accounting Pronouncements Not Yet Adopted as of February 28, 2019

In February 2016, the FASB issued ASU 2016-02, “Leases”. The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. We plan to adopt the new standard effective March 1, 2019 using the modified retrospective approach, which allows application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented. We expect to elect the package of available practical expedients that will enable us to retain the lease classification and initial direct costs for any leases that existed prior to the adoption of the standard and will not reassess whether any contracts executed prior to the adoption of the standard are or contain leases. We expect that the adoption of this standard will result in the recognition of material right-of-use assets and corresponding liabilities in our consolidated balance sheets, but do not expect the adoption to have a material impact on our consolidated statements of operations or our consolidated statements of cash flows. The adoption of this standard will result in expanded lease related disclosures in the notes to our consolidated financial statements. While we are currently evaluating the final impact the adoption of this standard will have, we have identified existing lease contracts, have prepared and reviewed the necessary entries for the transition, and are updating our controls and procedures for leases under the new standard.

Note 2. Inventories

Inventories consisted of the following (in thousands):

	February 28, 2019	February 28, 2018
Raw materials	$2,973	$4,657
Work-in-process	706	403
Finished goods	631	923

	4,310	5,983
Reserves for obsolescence	(859)	(1,399)

	$3,451	$4,584

The following is a roll forward of the Inventory Reserves (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2019	$1,399	$346	$(886)	$859
February 28, 2018	$1,899	$673	$(1,173)	$1,399

During fiscal 2019 and 2018, the Company wrote off or disposed of inventories of $0.9 and $1.1 million, respectively, of which all were previously reserved for through inclusion in the inventory reserve.

Note 3. Line of Credit and Long-Term Debt

The Company has a $0.5 million line of credit with the Brand Banking Company with no balance outstanding on the line at February 28, 2019. The line matures on August 15, 2019, is personally guaranteed by the Chief Executive Officer and has an interest rate of LIBOR plus 3.75%. The loan has no financial covenants.

The only other commercial, non-related party debt of the Company is $23 thousand outstanding as of February 28, 2019 that is owed on a building owned by the Company’s subsidiary, Teltron Technologies, Inc., in Birdsboro, PA. This amount owed will be paid in full in fiscal 2020.

The Company had no outstanding margin account borrowings as of February 28, 2019 as all security investments were liquidated in fiscal 2019. The outstanding margin account borrowings as of February 28, 2018 was $0.1 million. The margin account borrowings were used to purchase marketable equity securities and were netted against the investments in the consolidated balance sheet to show net trading investments. The gross investments as of February 28, 2018 were $0.3 million leaving net investments of $0.2 million after the margin account borrowings of $0.1 million. The margin interest rate was 2%.

Long-term debt consisted of the following (in thousands):

	February 28, 2019	February 28, 2018
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (6% as of February 28, 2019); monthly principal and interest payments of $5 thousand payable through July 2019; collateralized by land and building of Teltron Technologies, Inc.	$23	$78

	23	78
Less current maturities	(23)	(55)

	$—	$23

Note 4. Notes Receivable and Payable to Officers and Directors (Related Party Transactions)

The Company borrowed funds from the Chief Executive officer during the fiscal 2019. The Company repaid $290 thousand of the funds borrowed during 2019, leaving a balance of $116 thousand at the year ended February 28, 2019. This is a non-interest bearing loan as repayment is expected in the short-term.

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as a secured borrowing. The $0.9 million, 9% interest rate note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note at February 28, 2019 was $398 thousand with $209 thousand classified as a current as of February 28, 2019. Under the terms of the arrangement, $209 and $189 thousand are expected to be received in fiscal 2020 and 2021, respectively.

Note 5. Accrued Expenses and Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2019 and 2018. The Company provides no other guarantees.

	2019	2018
Balance at beginning of year	127	$127
Reduction in provision based on current year sales activity, net	(77)	54
Warranty costs incurred	(13)	(54)

Balance at end of year	37	$127

Accrued liabilities consisted of the following (in thousands):

	February 28, 2019	February 28, 2018
Accrued compensation and benefits	$296	$342
Accrued warranty	37	127
Accrued other	49	408

	$382	$877

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

Information regarding the stock option plans is as follows:

	Number of Options (in thousands)	Average Exercise Price Per Share
Outstanding at February 28, 2017	69	$3.46
Granted	200	0.82
Forfeited or expired	(69)	3.46

Outstanding at February 28, 2018	200	$0.82
Granted	—	—
Forfeited or expired	—	—

Outstanding at February 28, 2019	200	$0.82
Options exercisable
February 28, 2018	60	$0.82
February 28, 2019	107	$0.82

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2019 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2019 (in thousands)	Weighted Average Exercise Price
$0.80 – $1.00	200	7.0	$0.82	107	$0.82

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

The Company granted 200 thousand stock options during fiscal 2018 with no options granted in fiscal 2019.

The fair value assumptions used for the stock options granted in fiscal 2018 were as follows:

Risk-free interest rate	1.50%
Expected dividend yield	—
Expected volatility	63%
Expected life in years	7
Service period in years	2
Weighted average calculated value of united granted	$0.58

For the fiscal years ended February 28, 2019 and February 28, 2018, the Company recognized $18 and $68 thousand, respectively, of share-based compensation in general and administrative expense in the statements of operations. As of February 28, 2019, total unrecognized compensation costs related to stock options was $7 thousand. The amount of unrecognized share-based compensation cost will be recognized in fiscal 2020.

Note 7. Income Taxes

Due to the historical net losses reported by the Company and the conclusion that is is more likely than not that the company will not be able to utilize such net operating losses, there is no provision or benefit recorded related to income taxes in the consolidated statements of operations.

The rate reconciliation related to income taxes differs from the amount computed by applying the federal statutory rate of 21% for the fiscal year ended February 28, 2019 and 24% for the fiscal year ended February 28, 2018 is as follows (in thousands):

	Fiscal Year Ended
	February 28, 2019	February 28, 2018
Statutory U.S. federal income tax rate	$17	$(780)
State income taxes, net of federal benefit	22	(31)
Tax rate adjustment – 24% to 21%	—	2,243
Valuation allowance	(57)	(1,593)
Other	18	161

Taxes at effective income tax rate	$—	$—

The sources of the temporary differences and carry forwards, and their effect on the net deferred tax assets consisted of the following (in thousands):

	February 28, 2019	February 28, 2018
Current deferred tax assets (liabilities):
Uniform capitalization costs	$85	$88
Inventory reserves	211	336
Accrued liabilities	44	70
Allowance for doubtful accounts	4	5
Other	(10)	(1)
Valuation allowance	(334)	(498)

Net current deferred tax assets	—	—

Non-current deferred tax assets:
Amortization of intangibles	2	19
Deferred rent	—	14
Non-deductible losses	1,360	1,373
State net operating loss carry-forward	717	732
Federal net operating loss carry-forward	2,883	2,733
Federal tax credit carry forward	318	318
Foreign tax credit carry-forward	99	99
Basis difference of property, plant and equipment	43	33
Valuation allowance	(5,422)	(5,321)

Net non-current deferred tax assets	—	—

Net deferred tax assets	$—	$—

Deferred tax assets have been reduced by a valuation allowance because, in the opinion of management, it is more likely than not that the Company’s deferred tax assets will not be realized. The Company has determined that a 100% valuation allowance is needed due to historical cumulative taxable net operating losses and the limited taxable income related to the carry back periods. The Company has available federal and state net operating loss carryforwards of $13.7 million and $13.0 million, in the fiscal years ending February 28, 2019 and 2018, respectively. The net operating loss carryforwards expire at various dates through fiscal 2039, if not used.

Note 8. Benefit Plan

The Company maintains defined contribution plans that are available to all employees. The Company did not make a contribution in the fiscal year ended February 28, 2019 or February 28, 2018 to the Company’s 401(k) plan.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases various manufacturing facilities and transportation equipment under leases classified as operating leases, expiring at various dates through 2025. These leases provide that the Company pay taxes, insurance, and other expenses on the leased property and equipment. Rent expense for all leases was approximately $0.6 million and $1.1 million in fiscal 2019 and 2018, respectively.

Future minimum rental payments due under these leases are as follows (in thousands):

Fiscal Year	Amount
2020	$577
2021	572
2022	572
2023	273
2024	190
2025	189

$2,373

Related Party Leases

Included above are leases for manufacturing and warehouse facilities leased from the Company’s chief executive officer and Ordway Properties, LLC (an entity in which the chief executive officer has an ownership interest in) under operating leases expiring at various dates through 2025. Rent expense under these leases totaled approximately $0.6 million in fiscal 2019 and $0.5 million in fiscal 2018.

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

Future minimum rental payments due under leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2020	$390
2021	390
2022	390
2023	256
2024	190
2025	189

$1,805

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

Note 10. Concentrations of Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, accounts receivable and historically investments prior to liquidation. At times, such cash in banks are in excess of the FDIC insurance limit.

The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 53% and 50% of consolidated net sales in fiscal 2019 and 2018, respectively. Sales to foreign customers were 11% and 16% of consolidated net sales in fiscal 2019 and 2018, respectively. The Company had three customers who each comprised more than 10% of the Company’s sales in fiscal year 2019 (aggregated 45%). These accounts are in good standing with the Company.

The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 11. Supplemental Cash Flow Information

	Fiscal Year Ended (in thousands)
	February 28, 2019	February 28, 2018
Cash paid for:
Interest	$20	$20

Income taxes, net of refunds	$—	$24

Non-cash activity:
Note receivable paid directly to officer	$191	$175

Note payable to officer	$(191)	$(175)

Reduction of accrued rent in lieu of cash received resulting from sale of remaining interest in Honeyhill interest (Note 9)	$209	—

Imputed interest expense	$45	$62

Imputed interest income	$(45)	$(62)

Capital additions transferred from inventory	$—	$113

Note 12. Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 28, 2019 and February 28, 2018, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share due to rounding:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$4,021	$3,321	$4,170	$3,511
Gross profit	996	879	1,096	1,069
Net income (loss)	54	(6)	71	(52)
Basic net income (loss) per share	$0.01	$(0.00)	$0.01	$(0.01)
Diluted net income (loss) per share	$0.01	$(0.00)	$0.01	$(0.01)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net Sales	$3,897	$3,161	$1,666	$3,220
Gross profit (loss)	597	478	(144)	(341)
Net loss	(266)	(221)	(1,203)	(1,248)
Basic net loss per share	$(0.05)	$(0.04)	$(0.20)	$(0.21)
Diluted net loss per share	$(0.05)	$(0.04)	$(0.20)	$(0.21)

Note 13. – Acquisition of Unicomp

On October 23, 2017, the Company acquired Unicomp, Inc., a keyboard manufacturer for a purchase price of $200 thousand. The fair value related to the purchase price consideration was allocated to inventory. The Company paid $100 thousand in cash and a note with the seller for $100 thousand. The $100 thousand note is non-interest bearing and is payable at the completion of a product development plan by the previous owner which is expected in fiscal 2020. The Company acquired Unicomp as an opportunity to develop, market and sell Tempest keyboards for its cyber security division.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item9A (T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 28, 2018). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2019, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 28, 2019 our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2019 fiscal year end (the “2019 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2019 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.

Item 11. Executive Compensation.

The information contained in the 2019 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2019 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in the 2019 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services.

The information contained in the 2019 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 28, 2019 and February 28, 2018.

Consolidated Statements of Operations—Fiscal Years Ended February 28, 2019 and February 28, 2018.

Consolidated Statements of Shareholders’ Equity—Fiscal Years Ended February 28, 2019 and February 28, 2018.

Consolidated Statements of Cash Flows—Fiscal Years Ended February 28, 2019 and February 28, 2018.

Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985). (P)

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985). (P)

10(a)	Lease dated April 1, 2015 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia (incorporated by reference to Exhibit 10(c) to the Company’s 2015 Annual Report on Form 10-K.)

10(b)	Lease dated February 20, 2015 by and between Registrant (Lessee) and Ordway Properties LLC (Lessor) with respect to premises located at 5155 King Street, Cocoa, FL. (incorporated by reference to Exhibit 10(g) to the Company’s 2015 Annual Report on Form 10-K.)

10(c)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

21	Subsidiary Companies

23.1	Consent of Hancock Askew & Co., LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2019	VIDEO DISPLAY CORPORATION

	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway	Chief Executive Officer,	May 29, 2019
Ronald D. Ordway	Treasurer and Director
(Principal Executive Officer)

/s/ Gregory L. Osborn	Chief Financial Officer and Director	May 29, 2019
Gregory L. Osborn	(Principal Financial Officer)