Form 10-Q
period 2019-05-31
VIDEO DISPLAY CORP
filed 2019-07-15
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2019.

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

As of May 31, 2019, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	May 31, 2019	February 28, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$609	$410
Trading investments, at fair value	11	—
Accounts receivable, less allowance for doubtful accounts of $7 and $16	1,357	1,746
Notes receivable due from officers and directors (Note 8)	214	209
Inventories, net	3,257	3,451
Prepaid expenses and other current assets	871	476

Total current assets	6,319	6,292

Property, plant, and equipment
Land	154	154
Buildings	2,831	2,760
Construction in progress	105	73
Machinery and equipment	5,717	5,732

	8,807	8,719
Accumulated depreciation	(7,454)	(7,398)

Net property, plant, and equipment	1,353	1,321

Right-of-use assets under operating leases	1,991	—
Notes receivable due from officers and directors, noncurrent (Note 8)	134	189
Other noncurrent assets	5	5

Total assets	$9,802	$7,807

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	May 31, 2019	February 28, 2019
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,121	$1,008
Accrued liabilities	337	382
Current maturities of long-term debt	—	23
Customer deposits	1,245	865
Contract liabilities	190	235
Notes payable to officers and directors, current (Note 8)	330	325
Notes payable for acquisition	100	100
Current operating lease liabilities	557	—

Total current liabilities	3,880	2,938
Long-term operating lease liabilities	1,439	—
Notes payable to officers and directors, less current maturities (Note 8)	134	189
Other noncurrent liabilities	12	19

Total liabilities	5,465	3,146

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at May 31, 2019, and at February 28, 2019	7,293	7,293
Additional paid-in capital	276	274
Retained earnings	13,050	13,376
Treasury stock, shares at cost; 3,854 at May 31, 2019 and February 28, 2019	(16,282)	(16,282)

Total shareholders’ equity	4,337	4,661

Total liabilities and shareholders’ equity	$9,802	$7,807

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Operations (unaudited)

(in thousands)

	Three Months Ended May 31,
	2019	2018
Net sales	$2,709	$4,021
Cost of goods sold	2,284	3,025

Gross profit	425	996

Operating expenses
Selling and delivery	165	249
General and administrative	869	841

	1,034	1,090

Operating loss	(609)	(94)

Other income (expense)
Interest income (expense)	—	(6)
Investment gains (loss)	2	(38)
Other, net	281	192

	283	148

Income (loss) before income taxes	(326)	54
Income tax expense	—	—

Net income (loss)	$(326)	$54

Net income (loss) per share:
Net income (loss) per share-basic	$(0.06)	$0.01
Net income (loss) per share-diluted	$(0.06)	$0.01

Basic weighted average shares outstanding	5,878	5,882

Diluted weighted average shares outstanding	5,878	6,073

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

Three Months Ended May 31, 2019 and 2018 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, February 28, 2019 (audited)	5,878	$7,293	$274	$13,376	$(16,282)	$4,661
Net loss	—	—	—	(326)	—	(326)
Share based compensation	—	—	2	—	—	2

Balance, May 31, 2019 (unaudited)	5,878	$7,293	$276	$13,050	$(16,282)	$4,337

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, February 28, 2018 (audited)	5,887	$7,293	$256	$13,309	$(16,272)	$4,586
Net income	—	—	—	54	—	54
Treasury stock purchase	(9)				(10)	(10)
Share based compensation	—	—	4	—	—	4

Balance, May 31, 2018 (unaudited)	5,878	$7,293	$260	$13,363	$(16,282)	$4,634

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2019	2018
Operating Activities
Net income (loss)	$(326)	$54
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56	62
Provision for doubtful accounts	(9)	13
Provision for inventory reserve	15	82
Non-cash charge for share based compensation	2	4
Deferred rental income	—	(30)
Realized/unrealized gain on investments	(2)	(51)
Other	(2)	—
Changes in working capital items:
Accounts receivable	398	(1,157)
Inventories	179	45
Prepaid expenses and other assets	(395)	(14)
Customer deposits	380	(177)
Accounts payable and accrued liabilities	68	571
Contract liabilities	(45)	225

Net cash provided by (used in) operating activities	319	(373)

Investing Activities
Capital expenditures	(88)	(5)
Purchases of investments	(9)	(906)
Proceeds from sale of investments	—	1,148
Proceeds from sale of investment in real estate partnership-related party (Note 8)	—	166

Net cash (used in) provided by investing activities	(97)	403

Financing Activities
Proceeds from related party loans	—	357
Repayments of long-term debt	(23)	(14)
Proceeds from line of credit	—	31
Purchase of treasury stock	—	(10)
Repayments of line of credit	—	(201)
Payments on marginal float	—	(106)

Net cash (used in) provided by financing activities	(23)	57

Net change in cash and cash equivalents	199	87
Cash and cash equivalents, beginning of year	410	81

Cash and cash equivalents, end of period	$609	$168

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

May 31, 2019

Note 1. – Basis of Presentation of Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Video Display Corporation, Inc. and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 28, 2019 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of, and for the three months ended, May 31, 2019 and 2018 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending February 29, 2020. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form 10-K for the year ended February 28, 2019 filed with the SEC on May 29, 2019.

Note 2. – Banking & Liquidity

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending May 31, 2019 but had an increase in liquid assets for the three month period. Working capital decreased due to the adoption of Topic 842 (see discussion in Note 4) whereby lease liabilities were recognized for operating lease obligations in first quarter of fiscal 2020. While the operating lease liabilities are reflected in both current and non-current liabilities, the corresponding lease right-of-use assets are solely reflected in non-current assets. The current lease operating liabilities recognized as of May 31, 2019 was approximately $557 thousand. The Company has sustained losses for the last three of four fiscal years and has seen overall a decline in working capital and liquid assets during this four year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2019 and February 28, 2019:

	May 31, 2019	February 28, 2019
Working capital	$2,439	$3,354
Liquid assets	$620	$410

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, the Company is expanding its cyber security business by adding a second testing chamber for testing tempest products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company has received its first order for these services in its second quarter fiscal 2020 and expects this business to grow as the year progresses. The Company is also now involved in ruggedized displays. Each division is exploring opportunities structured to their particular division which has resulted in an increase in the growth in revenues for the last fiscal year and is expected to increase revenues this year. The Company has reduced other expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The Company has completed the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility. These changes are projected to realize annual savings through reduced expenses. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Video Display Corporation and Subsidiaries

May 31, 2019

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2019 (in thousands):

	May 31, 2019	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options and ETF (long)	$12	$12

Total value of investments	12	12	—	—
Current liabilities:
Margin balance	(1)	(1)

Total value of liabilities	(1)	(1)

Total	$11	$11	—	—

The Company’s financial instruments which are not measured at fair value on the condensed consolidated balance sheets include cash, accounts receivable, short-term liabilities, and debt. The estimated fair value of these financial instruments approximate cost due to the short period of time to maturity. Recorded amounts of long-term debt are considered to approximate fair value due to either rates that fluctuate with the market or are otherwise commensurate with the current market.

Video Display Corporation and Subsidiaries

May 31, 2019

Note 4. – Recent Accounting Pronouncements

Effective March 1, 2019 we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended by ASU 2018-01, Leases (Topic 842) – Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, ASU 2018-11, Leases (Topic 842) – Targeted Improvements, ASU 2018-20, Leases (Topic 842) – Narrow-Scope Improvements for Lessors, and ASU 2019-01, Leases (Topic 842) – Codification Improvements, (collectively, the new leases standard or Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires lessees to record ROU assets and lease obligations on the balance sheet for all leases with terms longer than 12 months.

We adopted Topic 842 using the modified retrospective method and utilized the optional transition method under which we continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative period presented. Therefore, the adjustment to recognize the Company’s leases on the balance sheet related to the adoption of the new standard was recorded as of the adoption date and prior periods were not restated.

As part of the adoption of Topic 842, we elected to adopt certain of the optional practical expedients, including the package of practical expedients, which, among other things, gives us the option to not reassess: 1) whether expired or existing contracts are or contain leases; 2) the lease classification for expired or existing leases; and 3) initial direct costs for existing leases. We also elected the practical expedient to not separate lease and non-lease components, which allows us to account for lease and non-lease components as a single lease component. We did not elect the hindsight practical expedient in our determination of the lease term for existing leases; therefore, the original lease terms, as determined under ASC 840, were used in the calculation of the Company’s initial Topic 842 lease liabilities.

Adoption of the new standard resulted in the recognition of operating lease assets and operating lease liabilities of approximately $2.1 million as of March 1, 2019. The adoption of this standard did not have an impact on retained earnings, the condensed consolidated statements of operations or the condensed consolidated statements of cash flows.

Note 5. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	May 31, 2019	February 28, 2019
Raw materials	$3,119	$2,973
Work-in-process	370	706
Finished goods	642	631

	4,131	4,310
Reserves for obsolescence	(874)	(859)

	$3,257	$3,451

Video Display Corporation and Subsidiaries

May 31, 2019

Note 6. – Line of Credit and Long-Term Debt

The Company has a $0.5 million line of credit with the Brand Banking Company with no balance outstanding on the line at May 31, 2019. The line matures on August 15, 2019, is personally guaranteed by the Chief Executive Officer and has an interest rate of LIBOR plus 3.75%. The loan has no financial covenants.

The Company had $1.3 thousand outstanding margin account borrowing as of May 31, 2019 and none as of February 28, 2019. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments were $12 thousand leaving net investments of $11 thousand after the margin account borrowings of $1 thousand at May 31, 2019. The margin interest rate is 4.25%.

Long-term debt consisted of the following (in thousands):

	May 31, 2019	February 28, 2019
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (5.25% as of May 31, 2019); monthly principal and interest payments of $5 thousand payable through July, 2019; collateralized by land and building of Teltron Technologies, Inc. Note fully paid off at May 31, 2019.	$—	$23

	—	23
Less current maturities	—	(23)

	$—	$—

Video Display Corporation and Subsidiaries

May 31, 2019

Note 7. – Leases

The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.

Balance sheet information related to operating leases is as follows (in thousands):

May 31, 2019
Assets
Operating lease right-of-use assets	$1,991

Liabilities
Current portion of operating lease liabilities	$557
Noncurrent portion of operating lease liabilities	1,439

Total operating lease liabilities	$1,996

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $147 thousand for the three months ended May 31, 2019. The Company did not have any variable lease costs or short term lease costs for the three months ended May 31, 2019. Operating lease costs were $172 thousand for the three months ended May 31, 2018.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $143 thousand during the three months ended May 31, 2019.    The Company did not modify any existing leases or execute any new leases during the three months ended May 31, 2019.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

May 31, 2019
Weighted average remaining lease term	4.2 years
Weighted average discount rate	6%

The following table summarizes the maturity of the Company’s operating lease liabilities as of May 31, 2019 (in thousands):

FY2020	$429
FY2021	573
FY2022	618
FY2023	263
FY2024	190
Thereafter	185

Total operating lease payments	2,258
Less imputed interest	(262)

Total operating lease liabilities	$1,996

Included above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by our chief executive officer) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $97 thousand for the three months ended May 31, 2019 (which is included in the total lease costs of $147 thousand noted above).

Video Display Corporation and Subsidiaries

May 31, 2019

The Company subleases certain of its warehousing space and also leases a building that it owns in Pennsylvania. The sublease expires concurrently with the head lease in March 2022. The Pennsylvania lease expires in August 2023.

Sublease income and lease income are included in Other income, net in the Company’s condensed consolidated statements of operations and totaled approximately $90,000 for the three months ended May 31, 2019. Future remaining lease payments expected to be received as of May 31, 2019 are as follows (in thousands):

FY2020	$269
FY2021	364
FY2022	370
FY2023	238
FY2024	113

Total	$1,354

Note 8. – Notes Receivable and Payable to Officers and Directors (Related Party Transactions)

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as a secured borrowing. The $ 0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note was $348 thousand with $214 thousand classified as current as of May 31, 2019 and $398 thousand with $209 thousand classified as current as of February 28, 2019, respectively.

For the quarter ending May 31, 2019, the Company owed $116 thousand to Ronald D. Ordway, the CEO of the Company for funds borrowed during the previous fiscal year 2019. This is a non-interest bearing loan as repayment is expected in the short-term. See Note 7 for a discussion of leases with related parties.

On July 3, 2017, the Company and Ordway Properties, LLC purchased Honeyhill Properties, LLC which is the owner of the building at 510 Henry Clay Blvd. in Lexington, KY for $1,500,000. Video Display Corporation invested $500,000 towards the purchase price and accounted for the investment under the cost method since Ordway Properties, LLC was the majority owner. During the period ending November 30, 2017 the Company reduced its share in the LLC by $125,000, selling to Ordway Properties, LLC. In addition, during the period ending May 31, 2018, the Company’s sold its remaining $375,000 ownership interest to Ordway Properties, LLC receiving $166,457 in cash and $208,543 in forgiveness of rent that was accrued and owed. There was no gain or loss on the sale

Video Display Corporation and Subsidiaries

May 31, 2019

Note 9. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended May 31,
	2019	2018
Cash paid for:
Interest	$—	$6

Non-cash activity:
Note receivable paid directly to officer	$51	46

Note payable to officer	$51	46

Reduction of accrued rent in lieu of cash received resulting from sale of remaining interest in Honeyhill interest (Note 8)	$—	209

Imputed interest expense	$6	13

Imputed interest income	$(6)	(13)

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended May 31, 2019 and 2018 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Three months ended May 31, 2019
Basic	$(326)	5,878	$(0.06)
Effect of dilution:
Options	—	—	—

Diluted	$(326)	5,878	$(0.06)

Three months ended May 31, 2018
Basic	$54	5,882	$0.01
Effect of dilution:
Options	—	191	—

Diluted	$54	6,073	$0.01

Video Display Corporation and Subsidiaries

May 31, 2019

Stock options, debentures, and other liabilities convertible into 200,000 shares, of the Company’s common stock were anti-dilutive and, therefore, were excluded from the May 31, 2019 diluted earnings (loss) per share calculation.

Stock-Based Compensation Plans

For the three-month period ended May 31, 2019 and 2018, the Company recognized general and administrative expenses of $2 thousand and $4 thousand, respectively, related to share-based compensation. As of May 31, 2019, and May 31, 2018 total unrecognized compensation costs related to stock options granted was $5 thousand and $21 thousand, respectively. The unrecognized stock option compensation cost will be recognized in fiscal 2020.

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

No options were granted for the three month period ending May 31, 2019 or for the three month period ended May 31, 2018.

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

For the quarter ending May 31, 2019, the Company did not purchase any shares of the Video Display Corporation stock. The Company repurchased 8,858 shares at an average cost of $1.12 per share and for the quarter ending May 31, 2018. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at May 31, 2019.

Note 11. – Income Taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the three month period ending May 31, 2019 and May 31, 2018. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Note 12. – Legal Proceedings

The Company is involved in various legal proceedings related to claims arising in the ordinary course of business.

Video Display Corporation and Subsidiaries

May 31, 2019

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2019 Annual Report to Shareholders, which included audited condensed consolidated financial statements and notes thereto as of and for the fiscal year ended February 28, 2019, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During fiscal 2020, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales of the Company’s more profitable product lines and reduce expenses in all areas of the business to bring its cost structure in line with the current size of the business. Challenges facing the Company during these efforts include:

Liquidity – The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending May 31, 2019 but had an increase in liquid assets for the three month period. Working capital decreased due to the new accounting lease rules whereby leases are capitalized and liabilities are recognized for the lease obligations. The short-term operating lease obligation created by this new rule was $0.6 million as of May 31, 2019. The Company has sustained losses for the last three of four fiscal years and has seen overall a decline in working capital and liquid assets during this four year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2019 and February 28, 2019:

	May 31, 2019	February 28, 2019
Working capital	$2,439	$3,354
Liquid assets	$620	$410

Video Display Corporation and Subsidiaries

May 31, 2019

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, the Company is expanding its cyber security business by adding a second testing chamber for testing tempest products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company has received its first order for these services in its second quarter of fiscal 2020 and expects this business to grow as the year progresses. The Company is also now involved in ruggedized displays. Each division is exploring opportunities structured to their particular division which has resulted in an increase in the growth in revenues for the last fiscal year and is expected to increase revenues this year. The Company has reduced other expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The Company has completed the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility. These changes are projected to realize annual savings through reduced expenses. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at May 31, 2019 and February 28, 2019 are adequate.

Results of Operations

The following table sets forth, for the three months ended May 31, 2019 and 2018, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales (amounts in thousands):

	Three Months Ended May 31
	2019		2018
	Amount	%	Amount	%
Net Sales
Simulation and Training (VDC Display Systems)	944	34.9%	1,723	42.9%
Data Display CRT (Lexel and Data Display)	643	23.7	504	12.5
Broadcast and Control Centers (AYON Visual)	—	—	122	3.0
Cyber Secure Products (AYON Cyber Security)	866	32.0	1,314	32.7
Other Computer Products (Unicomp)	256	9.4	358	8.9

Total Company	2,709	100.0%	4,021	100.0%
Costs and expenses
Cost of goods sold	2,284	84.3%	3,025	75.2%
Selling and delivery	165	6.1	249	6.2
General and administrative	869	32.1	841	20.9

	3,318	122.5%	4,115	102.3%
Operating loss	(609)	(22.5)%	(94)	(2.3)%
Interest income (expense)	—	—%	(6)	(0.1)%
Investment gains (loss)	2	0.1	(38)	(0.9)
Other income, net	281	10.4	192	4.7

Income (loss) before income taxes	(326)	(12.0)%	54	1.4%
Income tax expense	—	—	—	—

Net income (loss)	(326)	(12.0)%	54	1.4%

Video Display Corporation and Subsidiaries

May 31, 2019

Net sales

Consolidated net sales decreased 32.6% for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. The Company’s AYON Cyber Security division was down 34% or $0.4 million for the quarter from last year’s quarter. The division’s decrease is due to a lack of sufficient new orders caused by delays in releases by major customers. The division has been a new test chamber for tempest services and will supplement its product line with this new business. The Display Systems division was down 45% for the quarter or $0.8 million, due primarily to delays in production of component parts for a video wall project and delays in orders from key customers. The other decrease in sales was from the Company’s new keyboard division, which posted sales of $0.3 million or a 28% decrease from last year. This division is expected to increase its level of sales the remainder of the year. The division was revamping its marketing strategy, and testing its distribution channels which negatively impacted its sales. The Data Display division showed an increase of 258% due to increases in a specialty product sold through its distribution channels, ultimately going to overseas customers. The Data division should have steady business driven by their number one customer’s orders for replacement CRTs for their simulators and additional orders for the specialty product.

Gross margins

Consolidated gross margins were both as a percentage to sales (15.7% to 24.8%) and actual dollars ($425 thousand to $996 thousand) for the three months ended May 31, 2019 compared to the three months ended May 31, 2018.

The two Florida divisions showed decreases in both their gross margin percentage to sales and in actual dollars. AYON Cyber Security gross margin percentage was 19.0% compared to 46.8% and the gross margin dollars were $164 thousand compared to $616 thousand for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. VDC Display Systems gross margin percentage was 24.9% compared 18.6% and the gross margin dollars were $235 thousand compared to $321 thousand for the three months ended May 31, 2019 compared to the three months ended May 31, 2018.

The keyboard division, Unicomp, had $61 thousand of gross margin dollars or 23.8% to sales for the three months ending May 31, 2019 compared to $157 thousand or 43.8% for the three months ending May 31, 2018. The Data Display division showed improvement in its margins of $151 thousand, but still had a negative gross margin of $35 thousand or a negative 5.5% for here months ending May 31, 2019.

Operating expenses

Operating expenses decreased by 5.1% or $56 thousand for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. The decrease was due primarily to lower sales commissions and administrative salaries.    Corporate had two less accounting staff and the VDC Display Systems had two fewer engineers. The Company expects to continue to control costs while increasing revenues with the completion of the new tempest testing chamber and the two new revenue streams of tempest services and ruggedized displays. The Company will be expanding its sales force in the second quarter.

Video Display Corporation and Subsidiaries

May 31, 2019

Interest expense

Interest expense was negligible for the quarter ending May 31, 2019 as the Company completed the payoff of a building it owns in Pennsylvania and did not borrow against its line of credit during the quarter. Interest expense was $6 thousand for the quarter ending May 31, 2018 resulting from interest recorded related to the line of credit with the bank, the balance owed on a building the Company owns in Pennsylvania and the interest on the margin balance in the Company’s investment account, which is a 2% rate.

Other Income/ expense

For the three months ended May 31, 2019, the Company earned $191 thousand in royalty income, rental income of $90 thousand and investment income of $2 thousand. For the three months ended May 31, 2018, the Company earned $113 thousand on royalties, $33 thousand on the gain on the sale of equipment, $35 thousand in rental income, and $11 thousand in other, offset by losses in investments of $38 thousand.

Income taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the three month period ending May 31, 2019 and May 31, 2018. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Liquidity and Capital Resources

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending May 31, 2019 but had an increase in liquid assets for the three month period. Working capital decreased due to the new accounting lease rules whereby leases are capitalized and liabilities are recognized for the lease obligations. The short-term operating lease obligation created by this new rule was $0.6 million as of May 31, 2019. The Company has sustained losses for the last three of four fiscal years and has seen overall a decline in working capital and liquid assets during this four year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2019 and February 28, 2019:

	May 31, 2019	February 28, 2019
Working capital	$2,439	$3,354
Liquid assets	$620	$410

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, the Company is expanding its cyber security business by adding a second testing chamber for testing tempest products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company has received its first order for these services in its second quarter of fiscal 2020 and expects this business to grow as the year progresses. The Company is also now involved in ruggedized displays. Each division is exploring opportunities structured to their particular division which has resulted in an increase in the growth in revenues for the last fiscal year and is expected to increase revenues this year. The Company has reduced other expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The Company has completed the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into

Video Display Corporation and Subsidiaries

May 31, 2019

a new facility. These changes are projected to realize annual savings through reduced expenses. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Cash provided by operations for the three months ended May 31, 2019 was $0.3 million. The net loss from operations was $0.3 million with changes in working capital providing $0.6 million, primarily due to a decrease in accounts receivable of $0.4 million, an increase in customer deposits of $0.4 million, a decrease in inventory of $0.2 million offset by an increase in prepaid expenses of $0.4 million. Cash used by operations for the three months ended May 31, 2018 was $0.4 million.

Investing activities used $0.1 million. $0.1 million was used for the purchase of capital assets and investments for the three months ended May 31, 2019. Investing activities provided cash of $0.4 million during the three months ended May 31, 2018 resulting primarily from proceeds received from the sale of investments net of purchases.

Financing activities used $23 thousand for the quarter ended May 31, 2019 related to the final debt payments made on the Teltron Building. Financing activities provided $0.1 million for the three months ended May 31, 2018 resulting from proceeds received on related party loans partially offset by debt repayments.

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

For the quarter ending May 31, 2019, the Company did not purchase any shares of the Video Display Corporation stock. The Company repurchased 8,858 shares at an average cost of $1.12 per share and for the quarter ending May 31, 2018. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at May 31, 2019.

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

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews

Video Display Corporation and Subsidiaries

May 31, 2019

inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at May 31, 2019 and February 28, 2019 are adequate.

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of May 31, 2019 and February 28, 2019 the Company has established a valuation allowance of $5.8 million for both periods on the Company’s deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At May 31, 2019, the Company did not record any liabilities for uncertain tax positions.

Video Display Corporation and Subsidiaries

May 31, 2019

Forward-Looking Information and Risk Factors

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February  28, 2019 could cause actual results to differ materially.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2019. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2019.

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

May 31, 2019

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2019. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

VIDEO DISPLAY CORPORATION

July 15, 2019	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 15, 2019	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer