Form 10-Q
period 2019-08-31
VIDEO DISPLAY CORP
filed 2019-10-15
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2019.

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

As of August 31, 2019, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	August 31, 2019	February 28, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$559	$410
Trading investments, at fair value	18	—
Accounts receivable, less allowance for doubtful accounts of $5 and $16	666	1,746
Note receivable due from officers and directors (Note 8)	219	209
Inventories, net	3,239	3,451
Unbilled revenue	31	—
Prepaid expenses and other current assets	98	476

Total current assets	4,830	6,292

Property, plant, and equipment
Land	154	154
Buildings	2,831	2,760
Construction in progress	106	73
Machinery and equipment	5,761	5,732

	8,852	8,719
Accumulated depreciation and amortization	(7,509)	(7,398)

Net property, plant, and equipment	1,343	1,321

Right of use assets under operating leases	1,873	—
Note receivable due from officers and directors, noncurrent (Note 8)	77	189
Other noncurrent assets	2	5

Total assets	$8,125	$7,807

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	August 31, 2019	February 28, 2019
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,238	$1,008
Accrued liabilities	342	382
Current maturities of long-term debt	—	23
Customer deposits	151	865
Contract liabilities	190	235
Notes payable to officers and directors, current (Note 8)	235	325
Note payable for acquisition	100	100
Current operating lease liabilities	557	—

Total current liabilities	2,813	2,938
Long-term operating lease liabilities	1,325	—
Notes payable to officers and directors, less current maturities (Note 8)	77	189
Other noncurrent liabilities	7	19

Total liabilities	4,222	3,146

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at August 31, 2019 and at February 28, 2019	7,293	7,293
Additional paid-in capital	277	274
Retained earnings	12,615	13,376
Treasury stock, shares at cost; 3,854 at August 31, 2019 and February 28, 2019	(16,282)	(16,282)

Total shareholders’ equity	3,903	4,661

Total liabilities and shareholders’ equity	$8,125	$7,807

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Net sales	$3,228	$3,321	$5,937	$7,342
Cost of goods sold	2,730	2,442	5,014	5,467

Gross profit	498	879	923	1,875

Operating expenses
Selling and delivery	147	190	312	438
General and administrative	893	851	1,762	1,692

	1,040	1,041	2,074	2,130

Operating loss	(542)	(162)	(1,151)	(255)

Other income (expense)
Interest expense, net	(1)	(8)	(1)	(14)
Investment income (loss)	(1)	108	1	70
Other, net	109	56	390	248

	107	156	390	304

(Loss) income before income taxes	(435)	(6)	(761)	49
Income tax expense	—	—	—	—

Net (loss) income	$(435)	$(6)	$(761)	$49

Net loss (income) per share-basic and diluted	$(.07)	$(0.00)	$(0.13)	$0.01

Basic weighted average shares outstanding	5,878	5,880	5,878	5,880

Diluted weighted average shares outstanding	5,878	5,880	5,878	6,080

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
For the Three Months Ended August 31, 2019
Balance, May 31, 2019 (unaudited)	5,878	$7,293	$276	$13,050	$(16,282)	$4,337
Net loss	—	—	—	(435)	—	(435)
Treasury stock purchase	—	—	—	—	—	—
Share based compensation	—	—	1	—	—	1

Balance, August 31, 2019 (unaudited)	5,878	$7,293	$277	$12,615	$(16,282)	$3,903

For the Six Months Ended August 31, 2019
Balance, February 28, 2019 (audited)	5,878	$7,293	$274	$13,376	$(16,282)	$4,661
Net loss	—	—	—	(761)	—	(761)
Treasury stock purchase	—	—	—	—	—	—
Share based compensation	—	—	3	—	—	3

Balance, August 31, 2019 (unaudited)	5,878	$7,293	$277	$12,615	$(16,282)	$3,903

For the Three Months Ended August 31, 2018
Balance, May 31, 2018 (unaudited)	5,878	$7,293	$259	$13,364	$(16,282)	$4,634
Net loss	—	—	—	(6)	—	(6)
Treasury stock purchase	—	—	—	—	—	—
Share based compensation	—	—	6	—	—	6

Balance, August 31, 2018 (unaudited)	5,878	$7,293	$265	$13,358	$(16,282)	$4,634

For the Six Months Ended August 31, 2018
Balance, February 28, 2018 (audited)	5,887	$7,293	$256	$13,309	$(16,272)	$4,586
Net income	—	—	—	49	—	49
Treasury stock purchase	(9)	—	—	—	(10)	(10)
Share based compensation	—	—	9	—	—	9

Balance, August 31, 2018 (unaudited)	5,878	$7,293	$265	$13,358	$(16,282)	$4,634

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2019	2018
Operating Activities
Net (loss) income	$(761)	$49
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	112	138
Provision for doubtful accounts	(11)	—
Provision for inventory reserve	25	165
Non-cash charge for share based compensation	3	9
Deferred rental income	—	(60)
Realized/unrealized gain on investments	(1)	(40)
Other	(3)	1
Changes in working capital items:
Accounts receivable	1,091	(1,113)
Inventories	187	62
Prepaid expenses and other assets	381	27
Customer deposits	(714)	(112)
Accounts payable and accrued liabilities	190	173
Unbilled revenue	(31)	—
Contract liabilities	(45)	(41)

Net cash provided by (used in) operating activities	423	(742)

Investing Activities
Capital expenditures	(134)	(17)
Purchases of investments	(17)	(981)
Proceeds from the sales of investments	—	1,168
Proceeds from the sales of investment in real estate partnership-related party (Note 8)	—	166

Net cash (used in) provided by investing activities	(151)	336

Financing Activities
Proceeds from related party loans	—	287
Repayments of long-term debt	(123)	(27)
Proceeds from line of credit	—	184
Purchase of treasury stock	—	(10)
Payments on marginal float	—	(96)

Net cash (used in) provided by financing activities	(123)	338

Net change in cash and cash equivalents	149	(68)
Cash and cash equivalents, beginning of year	410	81

Cash and cash equivalents, end of period	$559	$13

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

August  31, 2019

Note 1. – Summary of Significant Accounting Policies

The accompanying interim condensed consolidated financial statements include the accounts of Video Display Corporation, Inc. and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 28, 2019 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of, and for the three and six months ended, August 31, 2019 and 2018 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2019 are not necessarily indicative of the results that may be expected for the year ending February 29, 2020. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form 10-K for the year ended February 28, 2019 filed with the SEC on May 29, 2019.

Note 2. – Banking & Liquidity

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending August 31, 2019 but had an increase in liquid assets for the comparable six month fiscal 2020 period. Working capital decreased due to the adoption of Topic 842 (see discussion in Note 4) whereby lease liabilities were recognized for lease obligations. While the liabilities are reflected in both current and non-current liabilities, the corresponding lease right-of-use assets are solely reflected in non-current assets. The current lease liability recognized as of August 31, 2019 was approximately $557 thousand. The Company has sustained losses for the last three of four fiscal years and has seen overall a decline in working capital and liquid assets during this four year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2019 and February 28, 2019:

	August 31, 2019	February 28, 2019
Working capital	$2,017	$3,354
Liquid assets	$577	$410

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, the Company has expanded its cyber security business by adding a second testing chamber for testing tempest products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company received its first order for these services in its second quarter of fiscal 2020 and expects this business to grow as the year progresses. The Company is also now involved in ruggedized displays. Each division is exploring opportunities structured to their particular division which has resulted in an increase in the growth in revenues for the last fiscal year and is expected to increase revenues this year. The Company has reduced other expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The Company has completed the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility. These changes are projected to realize annual savings through reduced expenses. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Video Display Corporation and Subsidiaries

August 31, 2019

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 31, 2019 (in thousands):

	August 31, 2019	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options and ETF (long)	28	28	—	—

Total value of investments	$28	$28	—	—
Current Liabilities:
Margin balance	(10)	(10)

Total value of liabilities	(10)	(10)

Total	$18	$18	—	—

As presented in the table above, the Company had $10 thousand outstanding margin account borrowing as of August 31, 2019. No amounts were outstanding as of February 28, 2019. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments were $28 thousand leaving net investments of $18 thousand after the margin account borrowings of $10 thousand at August 31, 2019. The margin interest rate is 4.25%.

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

Video Display Corporation and Subsidiaries

August 31, 2019

Note 4. – Recent Accounting Pronouncements

Effective March 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended by ASU 2018-01, Leases (Topic 842) – Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, ASU 2018-11, Leases (Topic 842) – Targeted Improvements, ASU 2018-20, Leases (Topic 842) – Narrow-Scope Improvements for Lessors, and ASU 2019-01, Leases (Topic 842) – Codification Improvements, (collectively, the new leases standard or Topic 842). The new standard established a right-of-use (“ROU”) model that required lessees to record ROU assets and lease obligations on the balance sheet for all leases with terms longer than 12 months.

We adopted Topic 842 in first quarter fiscal 2020 using the modified retrospective method and utilized the optional transition method under which we continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative period presented. Therefore, the adjustment to recognize the Company’s leases on the balance sheet related to the adoption of the new standard was recorded as of the adoption date and prior periods were not restated.

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

Adoption of the new standard resulted in the recognition of operating lease assets and operating lease liabilities of approximately $2.1 million as of March 1, 2019. The adoption of this standard did not have an impact on retained earnings, the consolidated statements of operations or the consolidated statements of cash flows.

Note 5. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	August 31,	February 28,
	2019	2019
Raw materials	$2,947	$2,973
Work-in-process	476	706
Finished goods	700	631

	4,123	4,310
Reserves for obsolescence	(884)	(859)

	$3,239	$3,451

Video Display Corporation and Subsidiaries

August 31, 2019

Note 6. – Line of Credit and Long-Term Debt

The Company has a $0.5 million line of credit with the Brand Banking Company with no balance outstanding on the line at August 31, 2019. The line matures on October 15, 2019, is personally guaranteed by the Chief Executive Officer and has an interest rate of LIBOR plus 3.75%. The loan has no financial covenants.

Long-term debt consisted of the following (in thousands):

	August 31,	February 28,
	2019	2019
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (6% as of February 28, 2019); monthly principal and interest payments through July 2019; collateralized by land and building of Teltron Technologies, Inc. Loan paid in full as of August 31, 2019.	$—	$23

	—	23
Less current maturities	—	(23)

	$—	$—

Note 7. – Leases

The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.

Balance sheet information related to operating leases is as follows (in thousands):

August 31, 2019
Assets
Operating lease right-of-use assets	$1,873

Liabilities
Current portion of operating lease liabilities	$557
Noncurrent portion of operating lease liabilities	1,325

Total operating lease liabilities	$1,882

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $147 thousand for the three months ended August 31, 2019 and $294 thousand for the six months ended August 31, 2019. The Company did not have any variable lease costs or short term lease costs for the three and six months ended August 31, 2019. Operating lease cost were $157 thousand for the three months ended August 31, 2018 and $329 thousand for the six months ended August 31, 2018.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $143 thousand during the three months ended August 31, 2019 and $286 thousand for the six months ended August 31, 2019. The Company did not modify any existing leases or execute any new leases during the six months ended August 31, 2019.

Video Display Corporation and Subsidiaries

August 31, 2019

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

August 31, 2019
Weighted average remaining lease term	3.9 years
Weighted average discount rate	6%

The following table summarizes the maturity of the Company’s operating lease liabilities as of August 31, 2019 (in thousands):

FY2020	286
FY2021	573
FY2022	618
FY2023	263
FY2024	190
Thereafter	185

Total operating lease payments	2,115
Less imputed interest	(233)

Total operating lease liabilities	$1,882

Included above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by our chief executive officer) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $97 thousand for the three months ended August 31, 2019 and $194 thousand for the six months ended August 31, 2019 (which is included in the total lease costs noted above).

The Company subleases certain of its warehousing space and also leases a building that it owns in Pennsylvania. Sublease income and lease income are included in Other income, net in the Company’s condensed consolidated statements of operations and totaled approximately $90,000 for the three months ended August 31, 2019 and $180,000 for the six months ended August 31, 2019. Future lease payments expected to be received as of August 31, 2019 are as follows (in thousands):

FY2020	$179
FY2021	364
FY2022	370
FY2023	238
FY2024	113

Total	$1,264

Note 8. – Related Party Transactions

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as a secured borrowing. The $ 0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note was $296 thousand with $219 thousand classified as current as of August 31, 2019 and $398 thousand with $209 thousand classified as current as of February 28, 2019, respectively.

Video Display Corporation and Subsidiaries

August 31, 2019

For the six months ending August 31, 2019, the Company owed $16 thousand to Ronald D. Ordway, the CEO of the Company for funds borrowed during the previous fiscal year 2019. This is a non-interest bearing loan as repayment is expected in the short-term. See Note 7 for a discussion of leases with related parties.

On July 3, 2017, the Company and Ordway Properties, LLC purchased Honeyhill Properties, LLC which is the owner of the building at 510 Henry Clay Blvd. in Lexington, KY for $1,500,000. Video Display Corporation invested $500,000 towards the purchase price and accounted for the investment under the cost method since Ordway Properties, LLC was the majority owner. During the period ending November 30, 2017 the Company reduced its share in the LLC by $125,000, selling to Ordway Properties, LLC. In addition, during the period ending August 31, 2018, the Company’s sold its remaining $375,000 ownership interest to Ordway Properties, LLC receiving $166,457 in cash and $208,543 in forgiveness of rent that was accrued and owed. There was no gain or loss on the sale.

Note 9. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months
	Ended August 31,
	2019	2018
Cash paid for:
Interest	$1	$13

Non-cash activity:
Note receivable paid directly to officer	$102	94

Note payable to officer	$102	94

Reduction of accrued rent in lieu of cash received resulting from sale of remaining interest in Honeyhill interest (Note 8)	$—	209

Imputed interest expense	$16	25

Imputed interest income	$16	(25)

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

Video Display Corporation and Subsidiaries

August 31, 2019

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month and six month periods ended August 31, 2019 and 2018 (in thousands, except per share data):

		Weighted
		Average	Earnings (Loss)
	Net	Common Shares	Per
	Income (Loss)	Outstanding	Share
Three months ended August 31, 2019
Basic	$(435)	5,878	$(0.07)
Effect of dilution:
Options	—	—	—

Diluted	$(435)	5,878	$(0.07)

Three months ended August 31, 2018
Basic	$(6)	5,880	$(0.00)
Effect of dilution:
Options	—	—	—

Diluted	$(6)	5,880	$(0.00)

		Weighted
		Average	Earnings (Loss)
	Net	Common Shares	Per
	Income (Loss)	Outstanding	Share
Six months ended August 31, 2019
Basic	$(761)	5,878	$(0.13)
Effect of dilution:
Options	—	—	—

Diluted	$(761)	5,878	$(0.13)

Six months ended August 31, 2018
Basic	$49	5,880	$0.01
Effect of dilution:
Options	—	200	—

Diluted	$49	6,080	$0.01

Stock options convertible into 200,000 shares of the Company’s common stock were anti-dilutive and, therefore, were excluded from the three and six months ended August 31, 2019, and for the three months ended August 31, 2018, diluted earnings (loss) per share calculations.

Stock-Based Compensation Plans

For the six-month period ended August 31, 2019 and 2018, the Company recognized general and administrative expenses of $3 thousand and $9 thousand, respectively, related to share-based compensation. As of August 31, 2019, and August 31, 2018, total unrecognized compensation costs related to stock options granted was $4 thousand and $16 thousand, respectively. The unrecognized stock option compensation cost is expected to be recognized over a period of approximately 1 year.

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

Video Display Corporation and Subsidiaries

August 31, 2019

No options were granted for the six month period ending August 31, 2019 or for the six month period ended August 31, 2018.

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

For the six months ending August 31, 2019, the Company did not purchase any shares of the Video Display Corporation stock. The Company repurchased 8,858 shares at an average cost of $1.12 per share and for the six months ending August 31, 2018. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at August 31, 2019.

Note 11. – Income Taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the six month period ending August 31, 2019 and August 31, 2018. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Note 12. – Legal Proceedings

The Company is involved in various legal proceedings related to claims arising in the ordinary course of business. The Company is not currently a party to any legal proceedings the result of which management believes is likely to have a material adverse impact on its business, financial position, results of operation or cash flows.

Video Display Corporation and Subsidiaries

August 31, 2019

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

Liquidity- The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending August 31, 2019 but had an increase in liquid assets for the comparable six month fiscal 2020 period. Working capital decreased due to the new accounting lease rules whereby leases are capitalized and liabilities are recognized for the lease obligations. The short term lease obligation created by this new rule was $0.6 million as of August 31, 2019. The Company has sustained losses for the last three of four fiscal years and has seen overall a decline in working capital and liquid assets during this four year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2019 and February 28, 2019:

	August 31, 2019	February 28, 2019
Working capital	$2,017	$3,354
Liquid assets	$577	$410

Video Display Corporation and Subsidiaries

August 31, 2019

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

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at August 31, 2019 and February 28, 2019 are adequate.

Results of Operations

The following table sets forth, for the three and six months ended August 31, 2019 and 2018, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales:

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2019	2018	2019	2018
Sales
Simulation and Training (VDC Display Systems)	66.8%	42.6%	52.3%	42.7%
Data Display CRT (Lexel and Data Display)	17.1	12.9	20.1	12.7
Broadcast and Control Centers (AYON Visual)	—	1.6	—	2.4
Cyber Secure Products (AYON Cyber Security)	6.3	33.1	18.0	32.9
Other Computer Products (Unicomp)	9.8	9.8	9.6	9.3

Total Company	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	84.6%	73.5%	84.5%	74.5%
Selling and delivery	4.5	5.7	5.2	6.0
General and administrative	27.7	25.6	29.7	23.0

	116.8%	104.8%	119.4%	103.5%
Operating loss	(16.8)	(4.8)	(19.4)	(3.5)
Interest expense, net	(0.0)	(0.3)	(0.0)	(0.2)
Other income, net	3.3	4.9	6.6	4.3

Loss (income) before income taxes	(13.5)%	(0.2)%	(12.8)%	0.7%
Income tax expense	—	—	—	—

Net (loss) income	(13.5)%	(0.2)%	(12.8)%	0.7%

Video Display Corporation and Subsidiaries

August 31, 2019

Net sales

Consolidated net sales decreased 19.1% for the six months ended August 31, 2019 and 2.8% for the three months ended August 31, 2019 compared to the six months and three months ended August 31, 2018. The Company’s AYON Cyber Security (ACS) division is down 55.7% for the six months ending August 31, 2019 compared to the six months last year. The Company has ramped up the service side of the cyber business by testing other company’s products for compliance. To accommodate this additional business, the Company added a second testing chamber. For the three months ending August 31, 2019, ACS was down 81.4% because of our customers waiting for funding to be approved before they could place orders with us. The Display Systems division was down 1.1% for the six months ended August 31, 2019 compared to the comparable periods last year. The division completed the shipment of a large order of $1.2 million for a video wall for a large utility, which accounted for approximately 38% of their sales this year. For the three months ended August 31, 2019, the Display System division was up 52.6% compared to the same three months last year due to the sale for the video wall to the utility. The Company is focused on the video wall business with a recent order for a video wall for a major company’s executive conference room. The Company is also focused on the ruggedized displays (displays specifically designed to operate reliably in harsh usage environments and conditions) and the simulation sectors of the business, having recently received a good order for simulation and pursuing opportunities in both the ruggedized displays and simulation business. The Data Display division showed an increase of 27.8% and 28.2% for the six months and three months ended August 31, 2019 due to increases in the sales of a specialty product know as a DVST (Direct view storage tube), over 50% of their sales are in this product year to date. The Data Display division is also doing well with a long time customer, supplying them with CRTs (Cathode Ray Tubes) for their simulators. The Company’s keyboard division was down 16.2% for the six months ended August 31, 2019 and 2.6% for three months ended August 31, 2019 respectively compared to the same periods last year. The Company acquired this company in October of 2017. This division is expected to continue at this level of sales each quarter.

Gross margins

Consolidated gross margins decreased both as a percentage to sales (15.6% to 25.5%) and actual dollars ($923 thousand to $1,875 thousand) for the six months ended August 31, 2019 compared to the six months ended August 31, 2018. Gross margins decreased for the three months ended August 31, 2019 compared to the three months ended August 31, 2018, both as a percentage to sales (15.5% to 26.5%) and actual dollars, ($499 thousand to $879 thousand).

AYON Cyber Security gross margin percentage was 16.0% compared to 50.5% and the gross margin dollars were $171 thousand compared to $1,220 thousand for the six months ended August 31, 2019 and August 31, 2018 and 3.5% compared to 54.9% and $7 thousand compared to $604 thousand for the three months ended August 31, 2019 and August 31, 2018. The decrease in sales and the change in product mix (65% increase in material costs) contributed to the decrease in gross margins both for the six months and three months ended August 31, 2019. VDC Display Systems gross margin percentage was 19.4% compared 13.1% and the gross margin dollars were $601 thousand compared to $411 thousand for the six months ended August 31, 2019 and August 31, 2018 and 17.0% compared to 6.3% and $366 thousand compared to $90 thousand for the three months ended August 31, 2019 and August 31, 2018. VDC Display Systems gross margins improved due to lower labor costs as approximately 50% of the revenue was from two video wall installations. This was partially offset by higher material costs.

The keyboard division, Unicomp, had $187 thousand of gross margin dollars or 32.8% to sales for the six months ending August 31, 2019 compared to $312 thousand or 45.8% for the six months ending August 31, 2018. Their gross margin percentage improved to 40.2% for the three months ended August 31, 2019, but not up to last year’s three months ended August 31, 2018 at 47.9%. Actual gross margin dollars were $127 thousand compared to $155 thousand last year for the comparable quarter ended August 31, 2019. The Data Display division showed improvement in its margins of $94 thousand, but still had a negative gross margin of $36 thousand or a negative 3.3% for six months ending August 31, 2019.

Video Display Corporation and Subsidiaries

August 31, 2019

Operating expenses

Operating expenses decreased $56 thousand for the six months ended August 31, 2019 compared to the six months ended August 31, 2018. The decrease was due primarily to the reduction of corporate salaries and benefits by the layoff of two accounting personnel. This was facilitated by the move of the corporate accounting functions to the Company’s Cocoa, Florida location. Operating expenses were unchanged for the three months ended August 31, 2019 compared to the three months ended August 31, 2018.

Interest expense, net

Interest expense was $1 thousand for the six months ending August 31, 2019. The interest expense was negligible for the three months ending August 31, 2019. There was $14 thousand for the six months ending August 31, 2018 and $8 for the three months ending August 31, 2018. The interest expense is related to the line of credit at the Company’s bank and the interest on the margin balance in the Company’s investment account, which is a 3.75% rate.

Other income, net

For the six months ended August 31, 2019, the Company earned $191 thousand in royalty income, $180 in rental income, $15 thousand in scrap sales, and $1 thousand investment income. For the three months ended August 31, 2019, the Company earned $93 thousand in rental income, $15 thousand in scrap income and a $1 thousand loss in investment income. For the six months ended August 31, 2018, the Company had $113 thousand in royalty income, $88 thousand in rental income, $33 thousand on the gain on the sale of equipment and $14 thousand in other, and $70 in investment gains including dividends. For the three months ended August 31, 2018 the Company had $53 thousand in rental income, $6 thousand in dividend income, $102 thousand in investment gains and $3 thousand in other.

Income taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the six month period ending August 31, 2019 and August 31, 2018. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Liquidity and Capital Resources

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending August 31, 2019 but had an increase in liquid assets for the six month period. Working capital decreased due to the adoption of Topic 842 (see discussion in Note 4) whereby lease liabilities were recognized for lease obligations. While the liabilities are reflected in both current and non-current liabilities, the corresponding lease right-of-use assets are solely reflected in non-current assets. The current lease liability recognized as of August 31, 2019 was approximately $557 thousand. The Company has sustained losses for the last three of four fiscal years and has seen overall a decline in working capital and liquid assets during this four year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2019 and February 28, 2019:

Video Display Corporation and Subsidiaries

August 31, 2019

	August 31, 2019	February 28, 2019
Working capital	$2,017	$3,354
Liquid assets	$577	$410

Management has implemented a plan to improve the liquidity of the Company. The Company has been fulfilling a plan to increase revenues at all the divisions, each structured to the particular division which has resulted in the expectation of increased orders in. The Company has reduced other expenses at the divisions, as well as at the corporate location with the expectation that further decreases can be achieved. The Company has completed the merger of the two Florida businesses into one facility and the relocation of Lexel Imaging into a new facility. These changes are projected to realize annual savings through reduced expenses. Management continues to explore options to monetize certain long-term assets of the business. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Cash provided by operations for the six months ended August 31, 2019 was $0.4 million. The net loss from operations was $0.8 million. Changes in working capital provided $1.1 million, primarily due to an decrease in accounts receivable of $1.1 million, a decrease in prepaid expenses and other assets of $0.4 million, a decrease in inventory of $0.2 million, and an increase in accounts payable of $0.2 million, offset by a decrease in customer deposits of $0.7 million. Cash used by operations for the six months ended August 31, 2018 was $0.8 million.

Investing activities used $0.2 million for the six months ended August 31, 2019 relating primarily to capital expenditures. Investing activities provided $0.3 million for the six months ended August 31, 2018 primarily resulting from net cash proceeds received from the sale of investments along with cash proceeds received from the sale of the Company’s investment in a real estate partnership.

Financing activities used $0.1 million for the six months ended August 31, 2019. The Company paid $0.1 million to an officer for funds borrowed in the previous fiscal year. Financing activities provided $0.3 million for the six months ended August 31, 2018 resulting from net proceeds from related-party loans and net proceeds from a line of credit.

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

For the six months ending August 31, 2019, the Company did not purchase any shares of the Video Display Corporation stock. The Company repurchased 8,858 shares at an average cost of $1.12 per share for the six months ending August 31, 2018. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at August 31, 2019.

Video Display Corporation and Subsidiaries

August 31, 2019

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

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at August 31, 2019 and February 28, 2019 are adequate.

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

Video Display Corporation and Subsidiaries

August 31, 2019

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of August 31, 2019 and February 28, 2019, the Company has established a valuation allowance of $5.9 million and $5.8 million, respectively, on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At August 31, 2019, the Company did not record any liabilities for uncertain tax positions.

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

August 31, 2019

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2019. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2019.

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

August 31, 2019

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

VIDEO DISPLAY CORPORATION

October 15, 2019	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 15, 2019	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer