Form 10-Q
period 2019-11-30
VIDEO DISPLAY CORP
filed 2020-01-14
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2019.

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

As of November 30, 2019, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

Index

PART I. FINANCIAL INFORMATION

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	November 30,	February 28,
	2019	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$73	$410
Accounts receivable, less allowance for doubtful accounts of $3 and $16	455	1,746
Note receivable due from officers and directors, current (Note 7)	224	209
Inventories, net	3,783	3,451
Prepaid expenses and other current assets	203	476

Total current assets	4,738	6,292

Property, plant, and equipment
Land	154	154
Buildings	2,853	2,760
Construction in progress	106	73
Machinery and equipment	5,740	5,732

	8,853	8,719
Accumulated depreciation and amortization	(7,566)	(7,398)

Net property, plant, and equipment	1,287	1,321

Right of use assets under operating leases	1,753	—
Note receivable due from officers and directors, noncurrent (Note 7)	19	189
Other noncurrent assets	2	5

Total assets	$7,799	$7,807

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	November 30,	February 28,
	2019	2019
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,663	$1,008
Accrued liabilities	348	382
Current maturities of long-term debt	—	23
Customer deposits	—	865
Contract liabilities	190	235
Line of credit	129	—
Notes payable to officers and directors, current (Note 7)	307	325
Note payable for acquisition	100	100
Current operating lease liabilities	557	—

Total current liabilities	3,294	2,938
Long-term operating lease liabilities	1,209	—
Notes payable to officers and directors, less current maturities (Note 7)	19	189
Other noncurrent liabilities	—	19

Total liabilities	4,522	3,146

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at November 30, 2019 and at February 28, 2019	7,293	7,293
Additional paid-in capital	279	274
Retained earnings	11,987	13,376
Treasury stock, shares at cost; 3,854 at November 30, 2019 and February 28, 2019	(16,282)	(16,282)

Total shareholders’ equity	3,277	4,661

Total liabilities and shareholders’ equity	$7,799	$7,807

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Net sales	$1,466	$4,170	$7,403	$11,512
Cost of goods sold	1,201	3,074	6,215	8,541

Gross profit	265	1,096	1,188	2,971

Operating expenses
Selling and delivery	136	188	447	627
General and administrative	872	885	2,635	2,577

	1,008	1,073	3,082	3,204

Operating (loss) income	(743)	23	(1,894)	(233)

Other income (expense)
Interest expense, net	—	(4)	(1)	(18)
Investment income (loss)	11	(18)	12	52
Other, net	104	70	494	319

	115	48	505	353

(Loss) income before income taxes	(628)	71	(1,389)	120
Income tax expense	—	—	—	—

Net (loss) income	$(628)	$71	$(1,389)	$120

Net loss (income) per share-basic and diluted	$(.11)	$0.01	$(0.24)	$0.02

Basic weighted average shares outstanding	5,878	5,878	5,878	5,878

Diluted weighted average shares outstanding	5,878	6,078	5,878	6,078

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
For the Three Months Ended November 30, 2019
Balance, August 31, 2019 (unaudited)	5,878	$7,293	$277	$12,615	$(16,282)	$3,903
Net loss	—	—	—	(628)	—	(628)
Treasury stock purchase	—	—	—	—	—	—
Share based compensation	—	—	2	—	—	2

Balance, November 30, 2019 (unaudited)	5,878	$7,293	$279	$11,987	$(16,282)	$3,277

For the Nine Months Ended November 30, 2019
Balance, February 28, 2019 (audited)	5,878	$7,293	$274	$13,376	$(16,282)	$4,661
Net loss	—	—	—	(1,389)	—	(1,389)
Treasury stock purchase	—	—	—	—	—	—
Share based compensation	—	—	5	—	—	5

Balance, November 30, 2019 (unaudited)	5,878	$7,293	$279	$11,987	$(16,282)	$3,277

For the Three Months Ended November 30, 2018
Balance, August 31, 2018 (unaudited)	5,878	$7,293	$265	$13,358	$(16,282)	$4,634
Net income	—	—	—	71	—	71
Treasury stock purchase	—	—	—	—	—	—
Share based compensation	—	—	4	—	—	4

Balance, November 30, 2018 (unaudited)	5,878	$7,293	$269	$13,429	$(16,282)	$4,709

For the Nine Months Ended November 30, 2018
Balance, February 28, 2018 (audited)	5,887	$7,293	$256	$13,309	$(16,272)	$4,586
Net income	—	—	—	120	—	120
Treasury stock purchase	(9)	—	—	—	(10)	(10)
Share based compensation	—	—	13	—	—	13

Balance, November 30, 2018 (unaudited)	5,878	$7,293	$269	$13,429	$(16,282)	$4,709

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2019	2018
Operating Activities
Net (loss) income	$(1,389)	$120
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	168	199
Provision for doubtful accounts	(13)	(5)
Provision for inventory reserve	40	248
Non-cash charge for share based compensation	5	13
Deferred rental income	—	(60)
Realized/unrealized gain on investments	(12)	(52)
Other	(3)	8
Changes in working capital items:
Accounts receivable	1,304	(1,316)
Inventories	(372)	543
Prepaid expenses and other assets	273	(51)
Customer deposits	(865)	(95)
Accounts payable and accrued liabilities	621	83
Contract liabilities	(45)	(371)

Net cash used in operating activities	(288)	(736)

Investing Activities
Capital expenditures	(134)	(30)
Purchases of investments	—	(981)
Proceeds from the sales of investments	12	1,317
Proceeds from the sales of investment in real estate partnership- related party (Note 7)	—	166

Net cash (used in) provided by investing activities	(122)	472

Financing Activities
Proceeds from related party loans	67	387
Repayments of loans from related parties	(100)	(170)
Repayments of long-term debt	(23)	(41)
Proceeds from line of credit	758	647
Purchase of treasury stock	—	(10)
Repayments on line of credit	(629)	(490)
Payments on marginal float	—	(106)

Net cash provided by financing activities	73	217

Net change in cash and cash equivalents	(337)	(47)
Cash and cash equivalents, beginning of year	410	81

Cash and cash equivalents, end of period	$73	$34

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

November 30, 2019

Note 1. – Summary of Significant Accounting Policies

The accompanying interim condensed consolidated financial statements include the accounts of Video Display Corporation, Inc. and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 28, 2019 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of, and for the three and nine months ended, November 30, 2019 and 2018 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ending February 29, 2020. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form 10-K for the year ended February 28, 2019 filed with the SEC on May 29, 2019.

Note 2. – Banking & Liquidity

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending November 30, 2019 and a decrease in liquid assets for the comparable nine month fiscal 2020 period. Working capital decreased due to the adoption of Topic 842 (see discussion in Note 3) whereby lease liabilities were recognized for lease obligations. While the liabilities are reflected in both current and non-current liabilities, the corresponding lease right-of-use assets are solely reflected in non-current assets. The current lease liability recognized as of November 30, 2019 was approximately $557 thousand. The Company has sustained losses for the last three of four fiscal years and has seen overall a decline in working capital and liquid assets during this four year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2019 and February 28, 2019:

	November 30, 2019	February 28, 2019
Working capital	$1,444	$3,354
Liquid assets	$73	$410

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

November 30, 2019

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

Video Display Corporation and Subsidiaries

November 30, 2019

Note 4. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	November 30,	February 28,
	2019	2019
Raw materials	$3,104	$2,973
Work-in-process	692	706
Finished goods	886	631

	4,682	4,310
Reserves for obsolescence	(899)	(859)

	$3,783	$3,451

Note 5. – Line of Credit and Long-Term Debt

The Company had a $0.2 million line of credit with the Brand Banking Company with $0.1 million balance outstanding on the line at November 30, 2019. The line matured on December 25, 2019, is personally guaranteed by the Chief Executive Officer and has an interest rate of LIBOR plus 3.75%. The Company is in negotiations to have the line extended while more permanent financing is secured. The loan has no financial covenants.

Long-term debt consisted of the following (in thousands):

	November 30,	February 28,
	2019	2019
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (6% as of February 28, 2019); monthly principal and interest payments through July 2019; collateralized by land and building of Teltron Technologies, Inc. Loan paid in full as of November 30, 2019.	$—	$23

	—	23
Less current maturities	—	(23)

	$—	$—

Note 6. – Leases

The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.

Video Display Corporation and Subsidiaries

November 30, 2019

Balance sheet information related to operating leases is as follows (in thousands):

November 30, 2019
Assets
Operating lease right-of-use assets	$1,753

Liabilities
Current portion of operating lease liabilities	$557
Noncurrent portion of operating lease liabilities	1,209

Total operating lease liabilities	$1,766

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $147 thousand for the three months ended November 30, 2019 and $440 thousand for the nine months ended November 30, 2019. The Company did not have any variable lease costs or short term lease costs for the three and nine months ended November 30, 2019. Operating lease cost were $146 thousand for the three months ended November 30, 2018 and $475 thousand for the nine months ended November 30, 2018.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $143 thousand during the three months ended November 30, 2019 and $429 thousand for the nine months ended November 30, 2019. The Company did not modify any existing leases or execute any new leases during the nine months ended November 30, 2019.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

November 30, 2019
Weighted average remaining lease term	3.6 years
Weighted average discount rate	6%

The following table summarizes the maturity of the Company’s operating lease liabilities as of November 30, 2019 (in thousands):

FY2020	$143
FY2021	573
FY2022	618
FY2023	263
FY2024	190
Thereafter	185

Total operating lease payments	1,972
Less imputed interest	(206)

Total operating lease liabilities	$1,766

Included above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by our chief executive officer) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $97 thousand for the three months ended November 30, 2019 and $292 thousand for the nine months ended November 30, 2019 (which is included in the total lease costs noted above).

The Company subleases certain of its warehousing space and also leases a building that it owns in Pennsylvania. Sublease income and lease income are included in Other income, net in the Company’s condensed consolidated statements of operations and totaled approximately $90,000 for the three months ended November 30, 2019 and $270,000 for the nine months ended November 30, 2019. Future lease payments expected to be received as of November 30, 2019 are as follows (in thousands):

Video Display Corporation and Subsidiaries

November 30, 2019

FY2020	$90
FY2021	364
FY2022	370
FY2023	238
FY2024	113

Total	$1,175

Note 7. – Related Party Transactions

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as a secured borrowing. The $ 0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note was $243 thousand with $224 thousand classified as current as of November 30, 2019 and $398 thousand with $209 thousand classified as current as of February 28, 2019, respectively.

For the nine months ending November 30, 2019, the Company owed $83 thousand to Ronald D. Ordway, the CEO of the Company for funds borrowed during the current fiscal year. This is a non-interest bearing loan as repayment is expected in the short-term. See Note 6 for a discussion of leases with related parties.

On July 3, 2017, the Company and Ordway Properties, LLC purchased Honeyhill Properties, LLC which is the owner of the building at 510 Henry Clay Blvd. in Lexington, KY for $1,500,000. Video Display Corporation invested $500,000 towards the purchase price and accounted for the investment under the cost method since Ordway Properties, LLC was the majority owner. During the period ending November 30, 2017 the Company reduced its share in the LLC by $125,000, selling to Ordway Properties, LLC. In addition, during the period ending November 30, 2018, the Company’s sold its remaining $375,000 ownership interest to Ordway Properties, LLC receiving $166,457 in cash and $208,543 in forgiveness of rent that was accrued and owed. There was no gain or loss on the sale.

Video Display Corporation and Subsidiaries

November 30, 2019

Note 8. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months
	Ended November 30,
	2019	2018
Cash paid for:
Interest	$1	$18

Non-cash activity:
Note receivable paid directly to officer	$155	142

Note payable to officer	$155	142

Reduction of accrued rent in lieu of cash received resulting from sale of remaining interest in Honeyhill interest (Note 7)	$—	209

Imputed interest expense	$22	36

Imputed interest income	$22	36

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month and nine month periods ended November 30, 2019 and 2018 (in thousands, except per share data):

		Weighted
		Average	Earnings (Loss)
	Net	Common Shares	Per
	Income (Loss)	Outstanding	Share
Three months ended November 30, 2019
Basic	$(628)	5,878	$(0.11)
Effect of dilution:
Options	—	—	—

Diluted	$(628)	5,878	$(0.11)

Three months ended November 30, 2018
Basic	$71	5,878	$0.01
Effect of dilution:
Options	—	200	—

Diluted	$71	6,078	$0.01

Video Display Corporation and Subsidiaries

November 30, 2019

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Nine months ended November 30, 2019
Basic	$(1,389)	5,878	$(0.24)
Effect of dilution:
Options	—	—	—

Diluted	$(1,389)	5,878	$(0.24)

Nine months ended November 30, 2018
Basic	$120	5,878	$0.02
Effect of dilution:
Options	—	200	—

Diluted	$120	6,078	$0.02

Stock options convertible into 200,000 shares of the Company’s common stock were anti-dilutive and, therefore, were excluded from the three and nine months ended November 30, 2019.

Stock-Based Compensation Plans

For the nine-month period ended November 30, 2019 and 2018, the Company recognized general and administrative expenses of $5 thousand and $13 thousand, respectively, related to share-based compensation. As of November 30, 2019, and November 30, 2018, total unrecognized compensation costs related to stock options granted was $2 thousand and $12 thousand, respectively. The unrecognized stock option compensation cost is expected to be recognized by February, 2020.

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

No options were granted for the nine month period ending November 30, 2019 or for the nine month period ended November 30, 2018.

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

Video Display Corporation and Subsidiaries

November 30, 2019

For the nine months ending November 30, 2019, the Company did not purchase any shares of the Video Display Corporation stock. The Company repurchased 8,858 shares at an average cost of $1.12 per share for the nine months ending November 30, 2018. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at November 30, 2019.

Note 10. – Income Taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the nine month period ending November 30, 2019 and November 30, 2018. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

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

November 30, 2019

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

Liquidity- The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending November 30, 2019 and a decrease in liquid assets for the comparable nine month fiscal 2020 period. Working capital decreased due to the adoption of Topic 842 (see discussion in Note 3) whereby lease liabilities were recognized for lease obligations. While the liabilities are reflected in both current and non-current liabilities, the corresponding lease right-of-use assets are solely reflected in non-current assets. The current lease liability recognized as of November 30, 2019 was approximately $557 thousand. The Company has sustained losses for the last three of four fiscal years and has seen overall a decline in working capital and liquid assets during this four year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2019 and February 28, 2019:

	November 30, 2019	February 28, 2019
Working capital	$1,444	$3,354
Liquid assets	$73	$410

Video Display Corporation and Subsidiaries

November 30, 2019

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

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a monthly reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at November 30, 2019 and February 28, 2019 are adequate.

Results of Operations

The following table sets forth, for the three and nine months ended November 30, 2019 and 2018, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2019	2018	2019	2018
Sales
Simulation and Training (VDC Display Systems)	19.0%	31.4%	45.6%	38.6
Data Display CRT (Lexel and Data Display)	34.1	13.8	22.9	13.1
Broadcast and Control Centers (AYON Visual)	—	0.3	—	1.6
Cyber Secure Products (AYON Cyber Security)	29.5	45.2	20.3	37.4
Other Computer Products (Unicomp)	17.4	9.3	11.2	9.3

Total Company	100.0%	100.0%	100.0%	100.0
Costs and expenses
Cost of goods sold	82.0%	73.7%	84.0%	74.2
Selling and delivery	9.2	4.5	6.0	5.4
General and administrative	59.5	21.2	35.6	22.4

	150.7%	99.4%	125.6%	102.0
Operating (loss) income	(50.7)%	0.6%	(25.6)%	(2.0)
Interest expense, net	(0.0)%	(0.1)%	(0.0)%	(0.2)
Other income, net	7.9	1.2	6.8	3.2

Loss (income) before income taxes	(42.8)%	1.7%	(18.8)%	1.0
Income tax expense	—	—	—	—

Net (loss) income	(42.8)%	1.7%	(18.8)%	1.0

Video Display Corporation and Subsidiaries

November 30, 2019

Net sales

Consolidated net sales decreased 35.7% for the nine months ended November 30, 2019 and 64.8% for the three months ended November 30, 2019 compared to the nine months and three months ended November 30, 2018. The Company’s AYON Cyber Security (ACS) division is down 65.0% for the nine months ending November 30, 2019 compared to the nine months last year. ACS had a record year with its top customer, which continues to do well, but not at the level of last year. ACS is down $1.3 million with that customer. ACS was completing a large order for the Department of State last year and is down $0.9 million with the State Department this year. ACS has been awarded a new contract with the State Department which will make up this shortfall and is expected to ship in the Company’s fourth quarter. For the three months ending November 30, 2019, ACS was down 77.1% because of our customers waiting for funding to be approved before they could place orders with us. The Display Systems division was down 24.0% for the nine months ended November 30, 2019 compared to the comparable period last year. The division’s business is down $1.1 million with its largest customer due to a rebidding situation which has slowed the orders from this customer until resolved. For the three months ended November 30, 2019, the Display System division was down 78.8% compared to the same three months last year. Last year the Company was completing a simulation project for the Air Force during the quarter. Business has been slow for this division, but they have received approximately $2.0 million in new orders. The Company is focused on the video wall business with a recent order for a video wall for a major company’s executive conference room. The Company is also focused on the ruggedized displays (displays specifically designed to operate reliably in harsh usage environments and conditions) and the simulation sectors of the business, having recently received a good order for simulation and pursuing opportunities in both the ruggedized displays and simulation business. The Data Display division showed an increase of 12.2% for the nine months ended November 30, 2019 due to increases in the sales of a specialty product know as a DVST (Direct view storage tube), with a majority of their sales in this product year to date. The Data Display division is also doing well with a long time customer, supplying them with CRTs (Cathode Ray Tubes) for their simulators. The Company’s keyboard division was down 22.7% for the nine months ended November 30, 2019 and 34.1% for three months ended November 30, 2019 respectively compared to the same periods last year. The Company acquired this company in October of 2017. This division is expected to continue at this level of sales each quarter.

Gross margins

Consolidated gross margins decreased both as a percentage to sales (16.1% to 25.8%) and actual dollars ($1,188 thousand to $2,971 thousand) for the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018. Gross margins decreased for the three months ended November 30, 2019 compared to the three months ended November 30, 2018, both as a percentage to sales (18.1% to 26.3%) and actual dollars, ($265 thousand to $1,096 thousand).

AYON Cyber Security gross margin percentage was 29.1% compared to 48.1% and the gross margin dollars were $437 thousand compared to $2,068 thousand for the nine months ended November 30, 2019 and November 30, 2018 and 61.5% compared to 45.0% and $266 thousand compared to $848 thousand for the three months ended November 30, 2019 and November 30, 2018. The decrease in sales and the change in product mix causing an increase in material costs contributed to the decrease in gross margins for the nine months ended November 30, 2019. The margins improved as a percent to sales for the quarter ended November 30, 2019 due to a change in the mix with more service revenue.

Video Display Corporation and Subsidiaries

November 30, 2019

VDC Display Systems gross margin percentage was 15.0% compared 10.9% and the gross margin dollars were $507 thousand compared to $485 thousand for the nine months ended November 30, 2019 and November 30, 2018 and (33.9%) compared to 5.7% and ($94) thousand compared to $74 thousand for the three months ended November 30, 2019 and November 30, 2018. VDC Display Systems gross margins improved for the year due to lower labor costs as approximately 50% of the revenue was from two video wall installations. This was partially offset by higher material costs. Gross margins for the quarter were negative as there was not enough revenue to offset the fixed costs. The recent orders received should improve gross margins in the fourth quarter.

The keyboard division, Unicomp, had $286 thousand of gross margin dollars or 34.7% to sales for the nine months ending November 30, 2019 compared to $467 thousand or 43.7% for the nine months ending November 30, 2018. Their gross margin percentage improved to 38.8% for the three months ended November 30, 2019, but not up to last year’s three months ended November 30, 2018 at 40.1%. Actual gross margin dollars were $99 thousand compared to $155 thousand last year for the comparable quarter ended November 30, 2019. The Data Display division had a negative gross margin of $42 thousand or a negative 2.5% for nine months ending November 30, 2019. The Lexel Imaging facility, which manufactures the cathode ray tubes had gross margin dollars of $228 thousand and a gross margin percentage of 13.5% for the nine months ended November 30, 2019 compared to a negative $68 thousand for the nine months ended November 30, 2018. Lexel Imaging had a strong quarter in gross margins with $264 thousand or 52.7% for the three months ended November 30, 2019 compared to $107 thousand or 18.8% for the comparable three months ended November 30, 2018.

Operating expenses

Operating expenses decreased $122 thousand for the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018. The decrease was due primarily to the reduction of corporate salaries and benefits by the layoff of two accounting personnel. This was facilitated by the move of the corporate accounting functions to the Company’s Cocoa, Florida location. Operating expenses decreased $65 for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The decrease is attributed to the reduction of corporate expenses and sales commissions.

Interest expense, net

Interest expense was $1 thousand for the nine months ending November 30, 2019. The interest expense was negligible for the three months ending November 30, 2019. There was $18 thousand for the nine months ending November 30, 2018 and $4 for the three months ending November 30, 2018. The interest expense is related to the line of credit at the Company’s bank and the interest on the margin balance in the Company’s investment account, which is a 3.75% rate. Last year’s interest included interest on a mortgage on a building the Company owns in Pennsylvania. The mortgage is paid, thus no related interest this year.

Other income, net

For the nine months ended November 30, 2019, the Company earned $191 thousand in royalty income, $270 thousand in rental income, $27 thousand in scrap sales, and $12 thousand investment income. For the three months ended November 30, 2019, the Company earned $90 thousand in rental income, $9 thousand in scrap income and $11 thousand in investment income. For the nine months ended November 30, 2018, the Company had $129 thousand in royalty income, $128 thousand in rental income, $33 thousand on the gain on the sale of equipment and $29 thousand in other, and $52 in investment gains including dividends. For the three months ended November 30, 2018 the Company had $40 thousand in rental income, $16 thousand in royalty income, $18 thousand in investment losses and $14 thousand in other.

Video Display Corporation and Subsidiaries

November 30, 2019

Income taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the nine month period ending November 30, 2019 and November 30, 2018. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Liquidity and Capital Resources

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending November 30, 2019 and a decrease in liquid assets for the comparable nine month fiscal 2020 period. Working capital decreased due to the adoption of Topic 842 (see discussion in Note 3) whereby lease liabilities were recognized for lease obligations. While the liabilities are reflected in both current and non-current liabilities, the corresponding lease right-of-use assets are solely reflected in non-current assets. The current lease liability recognized as of November 30, 2019 was approximately $557 thousand. The Company has sustained losses for the last three of four fiscal years and has seen overall a decline in working capital and liquid assets during this four year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2019 and February 28, 2019:

	November 30, 2019	February 28, 2019
Working capital	$1,444	$3,354
Liquid assets	$73	$410

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

Cash used by operations for the nine months ended November 30, 2019 was $0.3 million. The net loss from operations was $1.4 million. Adjustments to reconcile net loss to net cash were $0.2, primarily depreciation. Changes in working capital provided $0.9 million, primarily due to a decrease in accounts receivable of $1.3 million, an increase in accounts payable and accrued liabilities of $0.6 million and a decrease in prepaid expenses and other assets of $0.3 million, offset by an increase in inventory of $0.4 million and a decrease in customer deposits of $0.9 million. Cash used by operations for the nine months ended November 30, 2018 was $0.7 million.

Video Display Corporation and Subsidiaries

November 30, 2019

Investing activities used $0.1 million for the nine months ended November 30, 2019 relating primarily to capital expenditures. Investing activities provided $0.5 million for the nine months ended November 30, 2018 primarily resulting from net cash proceeds received from the sale of investments and investment in real estate partnership.

Financing activities provided $0.1 million for the nine months ended November 30, 2019. This was primarily from the net borrowing from the line of credit at the Company’s bank of $0.1 million. Financing activities provided $0.2 million for the nine months ended November 30, 2018. Loans, net of repayment, from the Company’s CEO provided $0.2 million and net borrowings from the line of credit provided $0.2 million. These were offset by repayment of margin borrowings of $0.1 million and repayment of other debt.

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

For the nine months ending November 30, 2019, the Company did not purchase any shares of the Video Display Corporation stock. The Company repurchased 8,858 shares at an average cost of $1.12 per share for the nine months ending November 30, 2018. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at November 30, 2019.

Video Display Corporation and Subsidiaries

November 30, 2019

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

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at November 30, 2019 and February 28, 2019 are adequate.

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

Video Display Corporation and Subsidiaries

November 30, 2019

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of November 30, 2019 and February 28, 2019, the Company has established a valuation allowance of $6.1 million and $5.8 million, respectively, on the Company’s current and non-current deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At November 30, 2019, the Company did not record any liabilities for uncertain tax positions.

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

November 30, 2019

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2019. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2019.

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

November 30, 2019

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

VIDEO DISPLAY CORPORATION

January 14, 2020	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 14, 2020	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer