Form 10-K
period 2020-02-29
VIDEO DISPLAY CORP
filed 2020-05-29
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

As of August 31, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the Over the Counter Markets “OTCMKTS” was $530,132.

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2020 was 5,878,290.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to stockholders in connection with our 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

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

Description of Principal Business

The Company generates revenues from the manufacturing and distribution of displays and display components. The Company operates primarily in four divisions: simulation, training and display products, cyber secure products and services, Data display CRTs, and other computer products.

Consolidated Net Sales by division for fiscal 2020 are comprised of the following:

Simulation, Training and Display Products (46%)

Cyber Secure Products (19%)

Data Display CRTs (24%)

Other Computer Products (11%)

A more detailed discussion of sales by category of product is included under the section entitled “Principal Products by Division.”

The Company’s manufacturing and distribution facilities are located in Kentucky and Florida.

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

Principal Products by Division

Simulation, Training and Display Products

The Company’s simulation, training and display products operations are conducted in Cocoa, Florida’s AYON Cyber Security Inc. (dba VDC). VDC product lines include:

•	Dome Aircraft Simulator Display Systems

•	Multi-Faceted Aircraft Simulator Display Systems

•	Video Walls for Broadcast and Control Centers

•	Rugged Video Walls for Combat Information Center (CIC)

•	Rugged Flat Panel Displays and Computers

•	TEMPEST Products

•	TEMPEST Services

•	Projector and Monitor Upgrades

•	Projection Screens

These product lines are used by the military branches such as the Navy and Air Force and various government agencies such as the Department of Defense and the Department of Energy. VDC also supplies direct view video walls into both the Command and Control and Broadcast markets

This portion of the Company’s operations, which contributed approximately 46% of fiscal 2020 consolidated net sales, involves the design, engineering, and manufacture of digital projector display units. The Company customizes these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.

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

Cyber Secure Products

The Company acquired the AYON Cyber Security (“ACS”) division in March 2012. ACS was formerly known as Hetra Products and most recently as StingRay56 before becoming part of Video Display Corporation. ACS specializes in advanced TEMPEST technology, also known as Emanation Security (EMSEC), products and custom engineering solutions to include extreme environmental performance and survivability technologies (MIL-STD-810 and DO-160) in support of military forces, intelligence agencies, prime contractors and niche commercial sectors worldwide. ACS has a long history of specializing in TEMPEST technology.    In addition to its TEMPEST products and services, the business also provides various contract services to government agencies and prime contractors. Services performed include design and testing solutions for defense and niche commercial uses worldwide. ACS has office in the U.S., a representative in Canada, a Reseller Relationship/Partner in Europe and technology partners around the globe. This division represented approximately 19% of fiscal 2020 consolidated net sales.

CRTs and Phosphor Products

Since its organization in 1975, the Company has been engaged in the distribution and original equipment manufacturers (OEMs) of Cathode ray tubes (CRTs) using new and recycled CRT glass bulbs, primarily in the replacement market, for use in data display screens, including computer terminal monitors, medical monitor equipment and various other data display applications and in television sets.

The Company’s CRT manufacturing operation of new and recycled CRTs is conducted at a facility located in Lexington, Kentucky (Lexel). The Company offers CRTs from other manufacturers at this facility as well. This division represented approximately 24% of fiscal 2020 consolidated net sales.

The Company maintains the capability of manufacturing and remanufacturing monochrome CRTs for Flight Simulators and Medical Monitors. In addition, our Lexel operation manufactures highly specialized CRTs called a Direct-View Storage Tubes (DVSTs) for military radar applications. All CRTs manufactured by the Company pass rigorous testing and quality requirements. The Medical Monitors are tested in accordance with standards from Underwriters Laboratories. Major customers for our CRT products include GE Healthcare, Leonardo DRS, Richardson Electronics, Flight Safety and many more.

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

The Company’s Lexel operation also provides a wide variety of products for the scientific community in the way of phosphor coated substrates. This is an area of potential growth for the Company as advances in the scientific community are made and the demand for phosphor coated substrates increase worldwide. These products are used in many applications including CCD imaging, RHEED/LEED view ports, Digital X-Ray Imaging, Electron Microscopy, Alpha detectors for Neutron generators, and Spectrometry to name a few. Some of our major customers for these products include Bruker, Photonis, and all the US National Laboratories.

Other Computer Products

The Company acquired a small keyboard company on October 23, 2017. The Company long term plans are to use this as a platform to manufacture cyber-secure keyboards as part of the cyber security division. This division was 11% of the 2020 consolidated net sales.

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

Working Capital Practices

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The fiscal year ended February 29, 2020 was a transition year for the Company. Many of the legacy programs the Company serviced were heading into new phases or the next generation of the product line. This caused delays in the normal flow of the orders for these programs. The Company is working with these customers and expects these programs to be placing orders to be fulfilled in the Company’s new fiscal year. The Company has expanded its cyber security business by adding a second testing chamber for testing tempest products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company is also now involved in ruggedized displays, recently bringing on engineering familiar with these products and acquiring a small specialized display company in January 2020. With the acquisition of the display company, the Company is in the process of completing the transfer of the remaining CRT operations to its Lexel Imaging facility in Lexington, KY in order to make room for the new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company also moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The plant move at its subsidiary in Lexington, Kentucky, took longer than anticipated and negatively affected cash flow. This subsidiary saw a turn -around in the fiscal year, being the only division to have a profitable year. The plant move at the Florida operations was successful as the Company merged two businesses and was able to keep production on schedule. Management continues to explore options to monetize certain long-term assets of the business, including the possible sale of a building in Pennsylvania. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

The Company is currently operating using cash from operations and investing activities. The Company has a $1.3 million working capital balance at February 29, 2020, including $0.8 million in liquid assets.

Concentration of Customers

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, industrial and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 52% and 53% of consolidated net sales for fiscal 2020 and 2019, respectively. Sales to foreign customers were approximately 11% of consolidated net sales for fiscal 2020 and 2019. The Company had two customers, One Diversified and E-Tel with 12% of the Company’s consolidated net sales in fiscal 2020. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $ 6.9 million at February 29, 2020 and $5.5 million at February 28, 2019. It is anticipated that more than 90% of the February 29, 2020 backlog will ship during fiscal 2021.

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

Employees

As of February 29, 2020, the Company employed 84 persons on a full-time basis. Of these, 19 were employed in executive, administrative, and clerical positions, 5 were employed in sales and distribution, 20 in engineering, and 40 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory. No employees are under collective bargaining agreements.

Competition

The Company believes that it has a competitive advantage in the display industry due to its ability to engineer custom display solutions for a variety of industrial, military and commercial applications, its ability to provide internally produced component parts, and its manufacturing flexibility. As a result, the Company can offer more customization in the design and engineering of new products. With the operations of VDC Display Systems, Jaco Display Solutions and AYON Cyber Security, the Company believes it has become one of the leading suppliers within each of these specialty display markets.

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

We currently derive a portion of our net sales (52% in fiscal 2020) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less than twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.

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

Our business operations could be adversely impacted by the effects of the novel Coronavirus (COVID-19) or any other related adverse public health developments.

The risk of the Coronavirus to our employees, customers and supply chain could negatively impact our ability to conduct our business due to threat of illness, quarantines, restrictions of movement and closures of key customers and suppliers.

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

In April 2020, we received proceeds of approximately $1.0 million from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which we intend to use to retain employees, maintain payroll and make lease and utility payments. A portion of the PPP Loan may be forgiven by the SBA upon our application beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-

payroll costs. The amount of the PPP Loan eligible to be forgiven is reduced if our full-time headcount declines or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. However, on April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loan in its entirety. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

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

A significant portion of our consolidated net sales (11% in fiscal 2020) is made to foreign customers. We also receive a significant amount of our raw materials from foreign vendors. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

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

The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires
Tucker, Georgia	59,000	March 31, 2022
Birdsboro, Pennsylvania	40,000	Company Owned
Lexington, Kentucky	40,000	June 30, 2022
Cocoa, Florida	34,500	February 19, 2025

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

The following table shows the range of prices for the Company’s common stock as reported by NASDAQ and the OTCMKTS for each quarterly period beginning on March 1, 2018. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 29, 2020		February 28, 2019
Quarter Ended	High	Low	High	Low
May	1.50	1.00	1.03	.69
August	1.50	1.00	1.15	.93
November	1.50	1.01	1.07	.94
February	1.15	.90	1.00	.83

There were approximately 120 holders of record of the Company’s common stock as of May 15, 2020.

Payment of cash dividends in the future will be dependent upon the consolidated earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 29, 2020 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.

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

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 29, 2020, the Company did not repurchase any shares of the Company’s stock. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 29, 2020. During the fiscal year ended February 28, 2019, the Company purchased 8,858 shares of Video Display Corporation stock.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company manufactures and distributes a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is organized into the following four interrelated divisions that have similar products and markets served and therefore are aggregated into one reportable segment:

•

Simulation and Training Products – offers a wide range of projection display systems for use in training, simulation, military, medical, industrial applications, video walls and command and control centers including ruggedized displays.

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

During fiscal 2020, management of the Company focused key resources on strategic efforts to support the efforts of operations to increase market share. The Company also seeks to look for acquisition opportunities that enhance the profitability and shareholder value of the Company. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management – The Company monitors its inventory for obsolescence due to the rapid changes in display technology. The Company increased the inventory reserves $0.1 million in the fiscal year ending February 29, 2020 and disposed of $0.1 million in various raw material parts and demo equipment at its VDC Display division and AYON Cyber Security divisions.

The Company’s remaining business units utilize different inventory components than the divisions had in the past. The Company provides for an obsolescence reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at February 29, 2020 to be adequate.

Operations

The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):

(See Item 1. Business – Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions.)

	2020		2019
	Amount	%	Amount	%
Net Sales
Simulation and Training	4,921	46.4%	5,406	36.0%
Data Display CRTs	2,541	24.0	2,533	16.9
Broadcast and Control Centers	—	—	189	1.3
Cyber Secure Products	1,990	18.8	5,460	36.3
Other Computer Products	1,145	10.8	1,435	9.5

Total net sales	10,597	100.0	15,023	100.0

Costs and expenses
Cost of goods sold	8,220	77.6%	10,983	73.1%
Selling and delivery	623	5.9	844	5.6
General and administrative	3,637	34.3	3,645	24.3

	12,480	117.8	15,472	103.0
Loss from operations	(1,883)	(17.8)	(449)	(3.0)
Interest expense, net	(8)	(0.1)	(19)	(0.1)
Investment gain	12	0.1	42	0.2
Other income, net	673	6.4	493	3.4

(Loss) income before income taxes	(1,206)	(11.4)	67	0.5
Income tax expense	—	—	—	—

Net (loss) income	(1,206)	(11.4)	67	0.5

Fiscal 2020 Compared to Fiscal 2019

Net Sales

Consolidated net sales decreased 29.5% for year ended February 29, 2020 compared to the year ended February 28, 2019 and decreased 9.0% for the three months ended February 29, 2020 compared to the comparable three months last year. The Company’s AYON Cyber Security (ACS) division is down 63.5% for the year ending February 29, 2020 compared to fiscal year ended February 28, 2019 and decreased 58.0% for the three months ended February 29, 2020 compared to the same three months last year. Their business was down significantly with their two top customers from the prior year. E-Tel remained their top customer, but the business with them was down 56%. ACS’ orders with the State Department decreased by nearly 90%. This is partially due to not being able to ship a $0.9 million order due to delays. Their backlog was $1.5 million at February 29, 2020. ACS did 19% of the Company’s business. The Display Systems division was down by 9.0% for the year ended February 29, 2020 compared to last year, but was up 60.4% for the quarter ended February 29, 2020 compared to the same three months last year. The division had one large sale for a video wall of $1.3 million in the Company’s first quarter and ended the year with a strong quarter due to large sales of Multi Mission Display products to two customers. The division ended the year with a $4.5 million backlog aided by the acquisition of Jaco Displays on January 21, 2020, a small display company out of Tampa, Florida. The Data Display division sales were flat for the year ended February 29, 2020 due to decreases throughout their customer base, but augmented by sales of a specialty product, a direct view storage tube (DVST) to two customers. The Lexel division will be dependent on continued sales of the DVST products and steady sales of its cathode ray tube products (CRTs).    Lexel had a decrease of 17.2% for three months ended February 29, 2020 compared to the three months ended February 28, 2019 primarily due to a strong fourth quarter last year. The Company’s keyboard division, posted sales of $1.1 million and $0.3 million for the year and three months ended February 29, 2020 compared to $1.4 million and $0.4 million for the comparable periods last year, respectively. The Company acquired this company in October of 2017. This division is expected to continue at this level of sales each quarter.

Gross Margins

Consolidated gross margins decreased to 22.4% for fiscal 2020 from 26.9% for fiscal 2019. Overall gross margin dollars decreased by $1.7 million versus the prior fiscal year due to lower revenues.

The two Florida divisions both had down years in revenues, but the move to one facility enabled the display division to increase its margins due to the sharing of the fixed costs. The cyber division’s revenues were down too much to have an impact on gross margins. The display division showed an increase in both their gross margin percentage to sales and in actual gross margin dollars. ACS gross margin percentage was 33.5% compared to 46.7% and the gross margin dollars were $666 thousand compared to $2,551 thousand for the year ended February 29, 2020 compared to the year ended February 28, 2019. For the three months ended February 29, 2020 compared to the same period last year, ACS gross margin percentage was 47.0% compared to 41.7% and gross margin dollars were $229 thousand compared to $483 thousand. VDC Display Systems (VDCDS) gross margin percentage was 20.8% compared to 9.7% in the prior year and the gross margin dollars were $1,022 thousand compared to $522 thousand for the year ended February 29, 2020 compared to the year ended February 28, 2019. For the three months ended February 29, 2020 compared to the same period last year, VDCDS gross margin percentage was 33.4% compared to 3.91%. Gross margin dollars were $515 thousand compared to $38 thousand. The keyboard division, Unicomp, had $430 thousand of gross margin dollars or 37.6% to sales for the year ended February 29, 2020 and $558 thousand of gross margin dollars or 38.9% for the year ended February 28, 2019. For the quarter ended February 29, 2020, Unicomp had $143 thousand of gross profit or 45.1% compared to $91 thousand or 24.8%.

The Data Display division for Lexel had $259 thousand in gross margin dollars for the year ended February 29, 2020 compared to $352 thousand for the year ended February 28, 2019. The Data Display division for Lexel had $302 thousand in gross margin dollars for the three months ended February 29, 2020 compared to $457 thousand for the three months ended February 28, 2019. The Company is completing more consolidation of the operations and beginning April 1, 2020 all CRT shipments and products will be produced and shipped from the Lexel Imaging facility. Gross margins are expected to improve in fiscal 2021 due to these changes.

Operating Expenses

Operating expenses as a percentage of sales increased to 40.2% for fiscal 2020 from 29.9% in fiscal 2019 primarily reflecting a 29.5% decrease in sales with actual expenses decreasing 5.1% from $4.5 million in fiscal 2019 and $4.3 million in fiscal 2020.

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

Interest Expense

Interest expense was $8 thousand for fiscal 2020 and $19 thousand for fiscal 2019 related to the Company’s obligations. The marginal decrease in interest expense results from a lower average in debt obligations outstanding.

Other Income, net

In fiscal 2020, the Company earned $0.7 million in other income, primarily due to $0.2 million in royalty income, $0.4 million in rental income and $0.1 million in investment income and scrap. In fiscal 2019, the Company earned $0.5 million in other income, primarily due to rental income of $191 thousand, $130 thousand in royalty income, scrap sales of $108 thousand and $33 thousand in gain on sale of assets.

Income Taxes

The Company had net loss before taxes of approximately $1.2 million in which a full valuation allowance is provided due to historical losses resulting in an effective tax rate of 0%. In fiscal 2019, the Company had a profit before taxes of $0.1 million with no income tax expense recorded due to the historical loss position of the Company.

Liquidity and Capital Resources

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for four of the last five years and has reported a decrease in its working capital during this current year. The historical losses resulted from a combination of low revenues at all divisions without a commensurate reduction of expenses. The Company has seen a rise in the backlog for customer orders and increased activity within the markets it serves. In the fourth quarter, the Company acquired a small display company to increase its presence in the ruggedized display market. The Company’s working capital and liquid asset position is presented as follows:

	February 29, 2020	February 28, 2019
Working capital	$1,263	$3,354
Liquid assets	$844	$410

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The fiscal year ended February 29, 2020 was a transition year for the Company. Many of the legacy programs the Company serviced were heading into new phases or the next generation of the product line. This caused delays in the normal flow of the orders for these programs. The Company is working with these customers and expects these programs to be placing orders to be fulfilled in the Company’s new fiscal year. The Company has expanded its cyber security business by adding a second testing chamber for testing tempest products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company is also now involved in ruggedized displays, recently bringing on engineering familiar with these products and acquiring a small specialized display company in January 2020. With the acquisition of the display company, the Company is in the process of completing the transfer of the remaining CRT operations to its Lexel Imaging facility in Lexington, KY in order to make room for the new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company also moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The plant move at its subsidiary in Lexington, Kentucky, took longer than anticipated and negatively affected cash flow. This subsidiary saw a turn -around in the fiscal year, being the only division to have a profitable year. The plant move at the Florida operations was successful as the Company merged two businesses and was able to keep production on schedule. Management continues to explore options to monetize certain long-term assets of the business, including the possible sale of a building in Pennsylvania. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Cash provided by operations was $0.5 million in fiscal 2020 and $0.2 million in fiscal 2019. During fiscal 2020, the net loss from operations was $1.2 million and adjustments to reconcile net loss to net cash were $0.2 million with $0.1 million in inventory reserves, and by $0.2 million in depreciation. Working capital related accounts generated $1.5 million in cash with customer deposits adding $1.2 million, accounts receivables adding $0.7 million, and accounts payable and accrued liabilities adding $0.4 million, offset by an increase in inventories of $0.9 million.

During fiscal 2019, the net income from operations was $0.2 million and adjustments to reconcile net income to net cash were $0.5 million to reduce inventory reserves, by $0.1 in investment gains offset by $0.3 million in depreciation. Changes in working capital generated $0.4 million, primarily due to a decrease in inventories of $1.7 million, an increase in customer deposits of $0.6 million, offset by an increase in accounts receivable of $1.1 million, an increase in prepaid expenses of $0.4 million, and an decrease in accounts payable of $0.3 million.

Investing activities used $0.1 million in fiscal 2020 and provided $0.4 million of cash in fiscal 2019. For fiscal 2020, $0.1 million was used to purchase fixed assets. The Company is expected to invest an additional $0.2 million to upgrade the Cocoa, Florida and on equipment to support the business in fiscal 2021.

Investing activities in fiscal 2019 consisted of the sale of $1.3 million in investment securities, the purchase of $1.0 million of investment securities, capital expenditures of $0.2 million and proceeds from the sale of equipment of $0.1 million.

Financing activities provided $0.1 million for the year ended February 29, 2020 resulting primarily from proceeds received on related party notes.

Financing activities used $0.3 million for the year ended February 28, 2019. Proceeds from related party notes and from the line of credit provided cash of $1 million offset by related payments on these obligations approximating $1.2 million along with $0.1 in margin payments.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 29, 2020, the Company did not repurchase any of the Company’s stock and during the fiscal year ended February 28, 2019, the Company repurchased 8,858 shares of Company stock at an average price of $1.12 per share. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 29, 2020.

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

In conjunction with the acquisition of Jaco Displays, LLC, the Company borrowed $505,180 from Ronald D Ordway, CEO to fund the acquisition, and combined the amount borrowed with another $438,832 owed to Mr. Ordway in back rent along with $82,838 from previous borrowings, and signed a promissory note for $1,026,850 at a six percent interest rate due on or before July 24, 2020 with Mr. Ordway.

Contractual Obligations

Future contractual maturities of long-term debt, future contractual obligations due under operating leases, and other obligations at February 29, 2020 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Notes payable obligations	$1,126	$1,126	$—	$—	$—
Interest obligations on long-term debt (a)	25	25	—	—	—
Operating lease obligations	1,813	590	572	272	379
Warranty reserve obligations	51	51	—	—	—

Total	$3,015	$1,792	$572	$272	$379

(a)	This line item was calculated by utilizing the effective rate on note payable obligations outstanding as of February 29, 2020.

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

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. In fiscal 2020, the Company increased the inventory reserves by less than $0.1 million which was offset by a $0.1 million write off of inventory against the reserve primarily at VDC Display Systems. The Company determined VDC Display Systems is the most vulnerable to inventory obsolescence due to the size and age of its inventory and the changes in its market segment. The Company did not have significant changes in inventory reserves as the inventory management has improved and the number of inventory items has stabilized. The Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions. The reserve for inventory obsolescence was approximately $0.8 million and $0.9 million at February 29, 2020 and February 28, 2019, respectively.

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

Revenue recognition

The Company recognizes revenue upon transfer control of the promised products or services to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. VDC derives revenue primarily from sales of simulation and video wall systems, cyber secure products, data displays, and keyboards. The Company excludes sales and usage-based taxes from revenue.

The Company’s simulation and video wall systems are custom-built (using commercial off-the-shelf products) to customer specifications under fixed price contracts. Judgment is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. Generally, these contracts contain one performance obligation (the installation of a fully functional system). The Company recognizes revenue for these systems over time based on labor hours incurred on each project.

The Company recognizes revenue related to its cyber secure products, data displays, and keyboards at a point in time when control is transferred to the customer (generally upon shipment of the product to the customer).

Timing of invoicing to customers may differ from timing of revenue recognition; however, the Company’s contracts do not include a significant financing component as substantially all invoices have terms of 30 days or less. The Company is applying the practical expedient to exclude from consideration any contracts with payment terms of one year or less and does not offer terms extending beyond one year.

Income taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has established a valuation allowance of $6.1 million on the Company’s deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC Topic 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At February 29, 2020, the Company did not record any liabilities for uncertain tax positions.

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

Off-Balance Sheet Arrangements

The Company does not have during the periods presented, and the Company does not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements and their effect on the Company.

Impact of Inflation

Inflation has not had a material effect on the Company’s results of operations to date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risks include changes in technology and government spending. The rapid advances in video and projection technology present a challenge for the Company’s management and engineers to be able to meet the ever-changing demands in the markets in which it operates. The Company did a significant amount of business with the government (52% of revenues) in fiscal 2020. Failure of the government to continue to fund programs in the Company’s markets could have a detrimental effect on the Company.

Item 8. Financial Statements and Supplementary Data.

Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Video Display Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the Company) as of February 29, 2020 and February 28, 2019, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended February 29, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has historically reported net losses or breakeven results along with reporting low levels of working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Peachtree Corners, Georgia

May 29, 2020

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 29, 2020	February 28, 2019
Assets
Current assets
Cash and cash equivalents	$844	$410
Accounts receivable, less allowance for bad debts of $9 and $16	1,305	1,746
Notes receivable due from officers and directors, current (Note 4)	189	209
Inventories, net	4,480	3,451
Prepaid expenses and other current assets	411	476

Total current assets	7,229	6,292

Property, plant and equipment:
Land	154	154
Buildings	2,756	2,760
Construction in progress	106	73
Machinery and equipment	4,861	5,732

	7,877	8,719
Accumulated depreciation	(6,607)	(7,398)

Net property, plant and equipment	1,270	1,321

Notes receivable due from officers and directors, noncurrent (Note 4)	—	189
Right of use assets under operating leases	1,631	—
Intangible assets, net	387	—
Other noncurrent assets	2	5

Total assets	$10,519	$7,807

The accompanying notes are an integral part of these consolidated statements.

	February 29, 2020	February 28, 2019
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,256	$1,008
Accrued liabilities	499	382
Customer deposits	2,338	1,100
Current maturities of long-term debt	—	23
Current operating lease liabilities	557	—
Note payable	100	100
Notes payable to officers and directors, current (Note 4)	1,216	325

Total current liabilities	5,966	2,938
Long-term operating lease liabilities	1,091	—
Notes payable to officers and directors, less current maturities (Note 4)	—	189
Other noncurrent liabilities	—	19

Total liabilities	7,057	3,146

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued; 5,878 outstanding at February 29, 2020 and February 28, 2019	7,293	7,293
Additional paid-in capital	281	274
Retained earnings	12,170	13,376
Treasury stock, 3,854 shares at February 29, 2020 and February 28, 2019, at cost	(16,282)	(16,282)

Total shareholders’ equity	3,462	4,661

Total liabilities and shareholders’ equity	$10,519	$7,807

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	February 29, 2020	February 28, 2019
Net sales	$10,597	$15,023
Cost of goods sold	8,220	10,983

Gross profit	2,377	4,040

Operating expenses
Selling and delivery	623	844
General and administrative	3,637	3,645

	4,260	4,489

Operating loss	(1,883)	(449)

Other income (expense)
Interest expense, net	(8)	(19)
Investment gain	12	42
Other income, net	673	493

Total other income, net	677	516

(Loss) income before income taxes	(1,206)	67
Income tax expense	—	—

Net (loss) income	$(1,206)	$67

Net (loss) income per share-basic	$(0.21)	$0.01

Net (loss) income per share-diluted	$(0.21)	$0.01

Average shares outstanding – basic	5,878	5,878

Average shares outstanding – diluted	5,878	6,078

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance, February 28, 2018	5,887	$7,293	$256	$13,309	$(16,272)	$4,586
Net income	—	—	—	67	—	67
Repurchase of treasury stock	(9)		—		(10)	(10)
Share based compensation	—	—	18	—	—	18

Balance, February 28, 2019	5,878	$7,293	$274	$13,376	$(16,282)	$4,661
Net loss	—	—	—	(1,206)	—	(1,206)
Share based compensation	—	—	7	—	—	7

Balance, February 29, 2020	5,878	$7,293	$281	$12,170	$(16,282)	$3,462

*	Common Shares are shown net of Treasury Shares

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	February 29, 2020	February 28, 2019
Operating Activities
Net (loss) income	$(1,206)	$67
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	226	256
Change in provision for doubtful accounts	(7)	(3)
Changes in provision for inventory reserve	(63)	(540)
Deferred rental income	—	(60)
Non-cash charge for share based compensation	7	18
Gain on disposal of assets	—	(33)
Realized/unrealized gain on investments	(12)	(42)
Changes in working capital items:
Accounts receivable	681	(1,079)
Inventories	(866)	1,673
Prepaid expenses and other assets	69	(390)
Accounts payable and accrued liabilities	440	(332)
Customer deposits	1,182	661
Other liabilities	14	2

Net cash provided by operating activities	465	198

Investing Activities
Capital expenditures	(135)	(152)
Proceeds from sale of investment in real estate partnership - related party (Note 9)	—	166
Purchases of investments	(60)	(981)
Proceeds from sale of equipment	—	71
Proceeds from sale of investments	72	1,309

Net cash (used in) provided by investing activities	(123)	413

Financing Activities
Proceeds from related party loans	148	406
Repayments of long-term debt	(23)	(55)
Proceeds from line of credit	917	647
Repayments on line of credit	(917)	(874)
Purchase of treasury stock	—	(10)
Payments on marginal float	—	(106)
Repayments of notes payable to officers and directors	(33)	(290)

Net cash provided by (used in) financing activities	92	(282)
Net change in cash and cash equivalents	434	329
Cash and cash equivalents, beginning of year	410	81

Cash and cash equivalents, end of year	844	410

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

Fiscal Year

All references herein to “2020” and “2019” mean the fiscal years ended February 29, 2020 and February 28, 2019, respectively.

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

Banking and Liquidity

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for four of the last five years and has reported a decrease in its working capital during this current year. The historical losses resulted from a combination of low revenues at all divisions without a commensurate reduction of expenses. The Company has seen a rise in the backlog for customer orders and increased activity within the markets it serves. In the fourth quarter, the Company acquired a small display company to increase its presence in the ruggedized display market. The Company’s working capital and liquid asset position is presented as follows:

	February 29, 2020	February 28, 2019
Working capital	$1,263	$3,354
Liquid assets	$844	$410

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The fiscal year ended February 29, 2020 was a transition year for the Company. Many of the legacy programs the Company serviced were heading into new phases or the next generation of the product line. This caused delays in the normal flow of the orders for these programs. The Company is working with these customers and expects these programs to be placing orders to be fulfilled in the Company’s new fiscal year. The Company has expanded its cyber security business by adding a second testing chamber for testing tempest products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company is also now involved in ruggedized displays, recently bringing on engineering familiar with these products and acquiring a small specialized display company in January 2020. With the acquisition of the display company, the Company is in the process of completing the transfer of the remaining CRT operations to its Lexel Imaging facility in Lexington, KY in order to make room for the new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company also moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The plant move at its subsidiary in Lexington, Kentucky, took longer than anticipated and negatively affected cash flow. This subsidiary saw a turn -around in the fiscal year, being the only division to have a profitable year. The plant move at the Florida operations was successful as the Company merged two businesses and was able to keep production on schedule. Management continues to explore options to monetize certain long-term assets of the business, including the possible sale of a building in Pennsylvania. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Our simulation and video wall systems are custom-built (using commercial off-the-shelf products) to customer specifications under fixed price contracts. Judgment is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. Generally, these contracts contain one performance obligation (the installation of a fully functional system). We recognize revenue for these systems over time based on labor hours incurred on each project.

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

Contract liabilities represents amounts collected prior to having completed performance on certain of our simulation or video wall system projects and are reported as Customer deposits on the accompanying consolidated balance sheets. The change in contract liabilities is due to the timing of customer deposits for orders offset by customer deposits recognized as revenue during the period. No revenue was recognized in FY2020 from performance obligations that were satisfied in prior periods. As of February 29, 2020, approximately $404 thousand of revenue is expected to be recognized from remaining performance obligations for simulation system projects (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods). We expect to recognize revenue these remaining performance obligations over the next 24 months. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

For the fiscal year ended February 29, 2020, revenue recognized by division of the Company is as follows (in thousands):

Simulation and training (including video walls)	$4,921
Cyber security	1,990
Data displays	2,541
Other computer products (keyboards)	1,145

Total revenue	$10,597

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities that are held for trading using Level 1 inputs. The Company owned investment securities during each of the last two fiscal years. However, all investment security positions were liquidated as of February 29, 2020 and February 28, 2019.

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

The following is a roll-forward of the allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 29, 2020	$16	$—	$(7)	$9
February 28, 2019	$19	$—	$(3)	$16

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

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. The reserve for inventory obsolescence was approximately $0.8 million and $0.9 million at February 29, 2020 and February 28, 2019, respectively.

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

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. In addition, leasehold improvements are amortized over the shorter of the useful life of the asset or the related lease term. Depreciation expense totaled approximately $226 thousand and $256 thousand for the fiscal years ended 2020 and 2019, respectively. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred. The Company is expected to invest an additional $0.2 million to upgrade the Cocoa, Florida location to accommodate the increase in business at the Florida facility. The Company does not anticipate any additional significant investments in capital assets for fiscal 2021.

Business Combinations

When the Company acquires businesses, it applies the acquisition method of accounting and recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values on the acquisition date, which requires significant estimates and assumptions. Goodwill, if any, would be measured as the excess of the fair value of the consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method requires the Company to record provisional amounts for any items for which the accounting is not complete at the end of a reporting period. The Company must complete the accounting during the measurement period, which cannot exceed one year. Adjustments made during the measurement period could have a material impact on the Company’s financial condition and results of operations.

The Company typically measures customer relationship and other intangible assets using an income approach. Significant estimates and assumptions used in this approach include discount rates and certain assumptions that form the basis of the forecasted cash flows expected to be generated from the asset (e.g., future revenue growth rates, operating margins and attrition rates). If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could record impairment charges. In addition, the Company has estimated the economic lives of certain acquired tangible and intangible assets and these lives are used to calculate depreciation and amortization expense. If the Company’s estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.

Impairment of Long-lived Assets

Management reviews and assesses long-lived assets, which includes property, plant, and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, management estimates the future cash flows expected to result from the use of the asset. If the sum of the undiscounted expected cash flows is less than the carrying amount of the asset, an impairment loss is recognized based upon the estimated fair value of the asset. The Company did not recognize any impairment charges associated with its long-lived or intangible assets.

Share-Based Compensation Plans

The Company accounts for employee share-based compensation under the fair value method and uses an option pricing model for estimating the fair value of stock options at the date of grant.

Share Repurchase Program

The Company has a share repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014 the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal year ended February 29, 2020, the Company did not repurchase any of its shares. The Company repurchased 8,858 shares at an average price of $1.12 per share which were added to treasury shares on the consolidated balance sheet during the fiscal year ended February 28, 2019. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 29, 2020.

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

Deferred income taxes as of February 29, 2020 and February 28, 2019 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards, less any valuation allowance.

The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of February 29, 2020 and February 28, 2019 the Company did not have any material unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued as of February 29, 2020 and February 28, 2019.

The Company’s tax years ended February 28, 2019, 2018 and 2017 remain open to examination by the Internal Revenue Service (“IRS”).

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

The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for 2020 and 2019, (in thousands, except for per share data):

	Net Income (Loss)	Average Shares Outstanding	Net Income (Loss) Per Share
2020
Basic	(1,206)	5,878	(0.21)
Effect of dilution:
Options	—	—	—

Diluted earnings per share	(1,206)	5,878	(0.21)

2019
Basic	67	5,878	0.01
Effect of dilution:
Options	—	200	—

Diluted earnings per share	67	6,078	0.01

Stock options, debentures, and other liabilities convertible into 200,000 shares of the Company’s common stock were anti-dilutive and therefore, were excluded from the fiscal 2020 diluted earnings (loss) per share calculation.

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

Sales to foreign customers were 11% of consolidated net sales for fiscal 2020 and fiscal 2019, respectively.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820-10): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures. Under this ASU, certain disclosure requirements for fair value measurements are eliminated, amended or added. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on March 1, 2020 and prescribes different transition methods for the various provisions. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on March 1, 2021 and prescribes different transition methods for the various provisions. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This guidance is effective for annual reporting periods beginning after December 15, 2022 for smaller reporting companies, with early adoption permitted. Entities will apply the amendments using a modified retrospective approach. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its financial statements and related disclosures.

Note 2. Inventories

Inventories consisted of the following (in thousands):

	February 29, 2020	February 28, 2019
Raw materials	$3,497	$2,973
Work-in-process	773	706
Finished goods	1,006	631

	5,276	4,310
Reserves for obsolescence	(796)	(859)

	$4,480	$3,451

The following is a roll forward of the inventory reserves (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 29, 2020	$859	$55	$(118)	$796
February 28, 2019	$1,399	$346	$(886)	$859

During fiscal 2020 and 2019, the Company wrote off or disposed of inventories of $0.1 and $0.9 million, respectively, of which all were previously reserved for through inclusion in the inventory reserve.

Note 3. Long-Term Debt

The Company had no commercial debt with any banks at February 29, 2020. The Company paid in full the amount it owed on a building owned by the Company’s subsidiary, Teltron Technology, Inc. in fiscal 2020.

Long-term debt consisted of the following (in thousands):

	February 29, 2020	February 28, 2019
Mortgage payable to bank; interest rate at BB&T Bank base rate plus 0.5% (6% as of February 28, 2019); monthly principal and interest payments of $5 thousand payable through July 2020; collateralized by land and building of Teltron Technologies, Inc. Loan paid in full in fiscal 2020.	$—	$23

	—	23
Less current maturities	—	(23)

	$—	$—

In addition, resulting from a prior acquisition which occurred in October 2017, the Company has a $100 thousand note due to the seller that is non-interest bearing and is payable at the completion of a product development plan by the previous owner which is expected in fiscal 2021.

Note 4. Notes Receivable and Payable to Officers and Directors (Related Party Transactions)

To assist the Company in funding the debt assumed resulting from the acquisition of Jaco Displays, LLC (see Note 13), the Company borrowed $505,180 from Ronald D Ordway, CEO comprised of cash proceeds received of $148,330 with the remaining $356,850 in debt assumed as the CEO personally funded certain liabilities resulting from the acquisition. The Company combined this amount borrowed with another $438,832 owed to Mr. Ordway in back rent along with $82,838 from previous borrowings, and signed a promissory note for the aggregate balance of $1,026,850 at a six percent interest rate due on or before July 24, 2020 with Mr. Ordway. This note payable balance is therefore classified as a current liability on the consolidated balance sheets.

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as a secured borrowing. The $0.9 million, 9% interest rate note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note at February 29, 2020 was $189 thousand with the entire balance classified as a current note payable. Under the terms of the arrangement, $189 thousand is expected to be received in fiscal 2020 and therefore the corresponding receivable is recorded as a current note receivable.

Note 5. Accrued Expenses and Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2020 and 2019. The Company provides no other guarantees.

	2020	2019
Balance at beginning of year	37	127
Reduction/increase in provision based on current year sales activity	63	(77)
Warranty costs incurred	(49)	(13)

Balance at end of year	51	37

Accrued liabilities consisted of the following (in thousands):

	February 29, 2020	February 28, 2019
Accrued compensation and benefits	$238	$296
Accrued property taxes	56	—
Accrued warranty	51	37
Accrued other	154	49

	$499	$382

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

Information regarding the stock option plans is as follows:

	Number of Options (in thousands)	Average Exercise Price Per Share
Outstanding at February 28, 2018	200	$0.82
Granted	—	—
Forfeited or expired	—	—

Outstanding at February 28, 2019	200	$0.82
Granted	—	—
Forfeited or expired	—	—

Outstanding at February 29, 2020	200	$0.82

Options exercisable
February 28, 2019	107	$0.82
February 29, 2020	153	$0.82

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 29, 2020(in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 29, 2020 (in thousands)	Weighted Average Exercise Price
$0.80 - $1.00	200	6.0	$0.82	153	$0.82

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock. The Company calculates the historic volatility based on the weekly stock closing price, adjusted for dividends and stock splits. The fair value of the stock options is based on the stock price at the time the option is granted, the annualized volatility of the stock and the discount rate at the grant date. No options were granted in fiscal 2019 or 2020.

For the fiscal years ended February 29, 2020 and February 28, 2019, the Company recognized $7 and $18 thousand, respectively, of share-based compensation in general and administrative expense in the statements of operations. As of February 29, 2020, there was no unrecognized compensation costs related to stock options.

Note 7. Income Taxes

The rate reconciliation related to income taxes differs from the amount computed by applying the federal statutory rate of 21% is as follows (in thousands):

	Fiscal Year Ended
	February 29, 2020	February 28, 2019
Statutory U.S. federal income tax rate	$247	$17
State income taxes, net of federal benefit	19	22
Valuation allowance	(336)	(57)
Other	70	18

Taxes at effective income tax rate	$—	$—

Significant components of the Company’s net deferred income tax assets consist of the following (in thousands):

	February 29,	February 28,
	2020	2019
Deferred tax assets (liabilities):
Federal net operating loss carry-forward	$3,130	$2,883
Non-deductible losses	1,365	1,360
State net operating loss carry-forward	808	717
Federal tax credit carry-forward	319	318
Inventory reserves	191	211
Uniform capitalization costs	101	85
Foreign tax credit carry-forward	73	99
Accrued liabilities	44	44
Basis difference of property, plant and equipment	39	43
Allowance for doubtful accounts	2	4
Amortization of intangibles	1	2
Other	(9)	(10)
Valuation allowance	(6,064)	(5,756)

Net deferred tax assets	$—	$—

Deferred tax assets have been reduced by a valuation allowance because, in the opinion of management, it is more likely than not that the Company’s deferred tax assets will not be realized. The Company has determined that a 100% valuation allowance is needed due to historical cumulative taxable net operating losses and the limited taxable income related to the carry back periods. The Company has available federal and state net operating loss carry forwards of $14.9 million and $13.7 million, in the fiscal years ending February 29, 2020 and 2019, respectively. The net operating loss carry forwards expire at various dates through fiscal 2040, if not used.

Note 8. Benefit Plan

The Company maintains defined contribution plans that are available to all employees. The Company did not make a contribution in the fiscal year ended February 29, 2020 or February 28, 2019 to the Company’s 401(k) plan.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases its office space and manufacturing facilities and equipment under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.

Balance sheet information related to operating leases is as follows (in thousands):

February 29, 2020
Operating lease right-of-use assets	$1,631

Current portion of operating lease liabilities	$557
Noncurrent portion of operating lease liabilities	1,091

Total operating lease liabilities	$1,648

Rent expense is included in Cost of goods sold in the Company’s Consolidated Statements of Operations and totaled approximately $0.6 million for both fiscal 2020 and fiscal 2019. The Company did not have any variable lease costs or short-term lease costs for the year ended February 29, 2020.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.6 for the year ended February 29, 2020. The Company did not modify any existing leases or execute any new leases during the fiscal year ended February 29, 2020.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

February 29, 2020
Weighted average remaining lease term	3.0 years
Weighted average discount rate	6%

The following table summarizes the maturity of the Company’s operating lease liabilities as of February 29, 2020 (in thousands):

Fiscal Year	Amount
2021	$590
2022	572
2023	271
2024	190
2025	190

Total operating lease payments	$1,813
Less imputed interest	(165)

Total operating lease liabilities	$1,648

The Company subleases certain of its warehousing space and also leases a building that it owns in Pennsylvania. The sublease expires concurrently with the head lease in March 2022. The Pennsylvania lease expires in August 2023. Sublease income and lease income are included in Other income, net in the Company’s Consolidated Statements of Operations and totaled approximately $0.4 million for the year ended February 29, 2020. Lease payments to be received as of February 29, 2020 are as follows (in thousands):

Fiscal Year	Amount
2021	$359
2022	359
2023	227
2024	113
2025	—

$1,058

Related Party Leases

Included above are leases for manufacturing and warehouse facilities leased from the Company’s chief executive officer and Ordway Properties, LLC (an entity in which the chief executive officer has an ownership interest in) under operating leases expiring at various dates through 2025. Rent expense under these leases totaled approximately $0.4 million in fiscal 2020 and $0.6 million in fiscal 2019.

On July 3, 2017, the Company and Ordway Properties, LLC purchased Honeyhill Properties, LLC which is the owner of the building at 510 Henry Clay Blvd. in Lexington, KY for $1,500,000. Video Display Corporation invested $500,000 towards the purchase price and accounted for the investment under the cost method since Ordway Properties, LLC was the majority owner. During the Fiscal 2018, the Company reduced its share in the LLC by $125,000, selling to Ordway Properties, LLC. In addition, during Fiscal 2019, the Company’s sold its remaining $375,000 ownership interest to Ordway Properties, LLC receiving $166,457 in cash and $208,543 in forgiveness of rent that was accrued and owed. There was no gain or loss on the sale. The building is the facility for the Company’s Lexel Imaging subsidiary, which had previously signed a five (5) year lease agreement with Honeyhill Properties, LLC on June 15, 2017.

Future minimum rental payments due under leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2021	$390
2022	390
2023	256
2024	190
2025	189

$1,415

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

The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 52% and 53% of consolidated net sales in fiscal

2020 and 2019, respectively. Sales to foreign customers were 11% of consolidated net sales in fiscal 2020 and 2019. The Company had two customers who each comprised more than 10% of the Company’s sales in fiscal year 2020 (aggregated 24%). These accounts are in good standing with the Company.

The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 11. Supplemental Cash Flow Information

	Fiscal Year Ended (in thousands)
	February 29,	February 28,
	2020	2019
Cash paid for:
Interest	$2	$20

Non-cash activity:
Note receivable paid directly to officer (Z-Axis; Note 4)	$209	$191

Note payable to officer (Z-Axis; Note 4)	$209	$191

Note payable to officer related to officer personally funding liabilities related to Jaco acquisition (Note 4)	$356	$—

Reduction of accrued rent in lieu of cash received resulting from sale of remaining interest in Honeyhill interest (Note 9)	$—	$209

Reduction in related party rent owed to officer (originally recorded in accounts payable) in change for a note payable (Note 4)	$439	$—

Imputed interest expense	$27	$45

Imputed interest income	$27	$45

In addition to the data disclosed in the table above, refer to Note 13 for a summary of the non-cash transactions pertaining to the acquisition of Jaco Displays, LLC.

Note 12. Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 29, 2020 and February 28, 2019, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share due to rounding:

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$2,709	$3,228	$1,466	$3,194
Gross profit	425	499	264	1,189
Net income (loss)	(326)	(435)	(628)	183
Basic net income (loss) per share	$(0.06)	$(0.07)	$(0.11)	$0.03
Diluted net income (loss) per share	$(0.06)	$(0.07)	$(0.11)	$0.03

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$4,021	$3,321	$4,170	$3,511
Gross profit	996	879	1,096	1,069
Net income (loss)	54	(6)	71	(52)
Basic net income (loss) per share	$0.01	$(0.00)	$0.01	$(0.01)
Diluted net income (loss) per share	$0.01	$(0.00)	$0.01	$(0.01)

Note 13. – Acquisition of Jaco Displays

On January 21, 2020, the Company acquired the net assets of Jaco Display Solutions, LLC. The aggregate purchase price was $760,787 in debt and other liabilities assumed (non-cash transaction). Jaco Display Solutions is a value-add provider of LCD embedded computing products and integrated display solutions. The Company expects the acquisition of Jaco will provide operating synergies and create potential growth opportunities through product enhancement and channel expansion in the display solutions sector.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the closing date of the Jaco Display Solutions acquisition:

	Fair Value	Estimated Useful Life
Receivables	$233,587	n/a
Inventory	100,000	n/a
Property and equipment	40,000	5 years
Customer relationships	333,000	3 years
Tradename	54,200	3 years

Total identifiable assets acquired	$760,787

Accounts payable	$(120,852)	n/a
Customer deposits	(56,000)	n/a
Notes payable	(583,935)	n/a

Total liabilities assumed	$(760,787)

Net assets acquired	$—

The total purchase consideration for the acquisition was allocated to identifiable assets purchased and liabilities assumed based on fair value. No portion of the purchase price was allocated to goodwill. The estimated fair value attributed to intangible assets was based on common valuation techniques performed by a third party valuation firm. The trademark was fair valued using the relief from royalty method. Key assumptions included estimating the fair royalty rate applied to projected revenues supported by the trademark to calculate gross royalty savings for the hypothetical license of the trademark. The valuation of customer relationships utilized an income approach and discounted cash flows taking into consideration the number of customer relationships acquired and estimated customer turnover.

The Company will record amortization expense resulting from the intangibles acquired of approximately $129 thousand per year over the three year useful life period. As the acquisition occurred at the end of Q4 in fiscal 2020, amortization expense was not recorded for fiscal 2020 as the amount was not material to the quarterly or annual results. Thus, amortization of the intangibles will commence in fiscal 2021.

Note 14. – Subsequent Events

The COVID-19 pandemic is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and the impact on our customers, employees, and vendors. At this point, the extent to which COVID-19 may impact our financial condition, statements of operations, and cash flows is uncertain and cannot be predicted.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act allocated $349 billion to the Paycheck Protection Program to help small businesses keep workers employed amid the COVID-19 pandemic and economic downturn. On April 13, 2020, our Lexel Imaging subsidiary entered into a $216,200 term loan with Central Bank and on April 23, 2020, Video Display Corporation entered into a $772,000 term loan with Renasant Bank under the Paycheck Protection Program (collectively the PPP Term Loan). Thus, the PPP Term Loan received aggregates $988,200. The U.S. Small Business Administration, an agency of the United States, fully guaranteed the PPP Term Loan. The PPP Term Loan is eligible to be partially or fully forgiven if used for specific expenses over the 8-week period after the loan was made, with the remaining balance, if any, repayable in 17 equal installments beginning November 17, 2020. The PPP Term Loan bears interest at a fixed rate of 1.00%.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 29, 2020). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 29, 2020, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 29, 2020 our internal control over financial reporting was effective.

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

The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2020 fiscal year end (the “2020 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2020 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.

Item 11.	Executive Compensation.

The information contained in the 2020 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2020 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information contained in the 2020 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services.

The information contained in the 2020 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 29, 2020 and February 28, 2019.

Consolidated Statements of Operations - Fiscal Years Ended

February 29, 2020 and February 28, 2019.

Consolidated Statements of Shareholders’ Equity –

Fiscal Years Ended February 29, 2020 and February 28, 2019.

Consolidated Statements of Cash Flows - Fiscal Years Ended February 29, 2020 and February 28, 2019.

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

Date: May 29, 2020	VIDEO DISPLAY CORPORATION

	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway	Chief Executive Officer,	May 29, 2020
Ronald D. Ordway	Treasurer and Director
(Principal Executive Officer)

/s/ Gregory L. Osborn	Chief Financial Officer and Director	May 29, 2020
Gregory L. Osborn	(Principal Financial Officer)