Form 10-Q
period 2020-05-31
VIDEO DISPLAY CORP
filed 2020-07-15
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2020.

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

As of May 31, 2020, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	May 31,	February 29,
	2020	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,225	$844
Trading investments, at fair value	12	—
Accounts receivable, less allowance for doubtful accounts of $5 and $9	654	1,305
Notes receivable due from officers and directors (Note 8)	134	189
Inventories, net	4,009	4,480
Contract assets	655	—
Prepaid expenses and other current assets	478	411

Total current assets	7,167	7,229

Property, plant, and equipment
Land	154	154
Buildings	2,756	2,756
Construction in progress	110	106
Machinery and equipment	4,875	4,861

	7,895	7,877
Accumulated depreciation	(6,666)	(6,607)

Net property, plant, and equipment	1,229	1,270

Right of use assets under operating leases	1,508	1,631
Intangible assets, net	344	387
Other noncurrent assets	2	2

Total assets	$10,250	$10,519

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	May 31,	February 29,
	2020	2020
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$895	$1,256
Accrued liabilities	440	499
Customer deposits	1,719	2,338
Notes payable to officers and directors (Note 8)	1,126	1,216
Note payable	100	100
PPP related loans, current	385	—
Current operating lease liabilities	557	557

Total current liabilities	5,222	5,966
PPP related loans, noncurrent	603	—
Long-term operating lease liabilities	971	1,091

Total liabilities	6,796	7,057

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at May 31, 2020, and at February 29, 2020	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	12,162	12,170
Treasury stock, shares at cost; 3,854 at May 31, 2020 and February 29, 2020	(16,282)	(16,282)

Total shareholders’ equity	3,454	3,462

Total liabilities and shareholders’ equity	$10,250	$10,519

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,
	2020	2019
Net sales	$3,705	$2,709
Cost of goods sold	2,727	2,284

Gross profit	978	425

Operating expenses
Selling and delivery	206	165
General and administrative	997	869

	1,203	1,034

Operating loss	(225)	(609)

Other income (expense)
Interest (expense) income, net	(15)	—
Investment (loss) gains, net	(10)	2
Other, net	242	281

	217	283

Loss before income taxes	(8)	(326)
Income tax expense	—	—

Net loss	$(8)	$(326)

Net loss per share:
Net loss per share-basic	$(0.00)	$(0.06)

Net loss per share-diluted	$(0.00)	$(0.06)

Basic weighted average shares outstanding	5,878	5,878

Diluted weighted average shares outstanding	5,878	5,878

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Shareholders’ Equity

Three Months Ended May 31, 2020 and 2019 (unaudited)

(in thousands)

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance, February 29, 2020	5,878	$7,293	$281	$12,170	$(16,282)	$3,462
Net loss	—	—	—	(8)	—	(8)

Balance, May 31, 2020 (unaudited)	5,878	$7,293	$281	$12,162	$(16,282)	$3,454

	Common Shares	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance, February 28, 2019	5,878	$7,293	$274	$13,376	$(16,282)	$4,661
Net loss		—	—	(326)	—	(326)
Share based compensation	—	—	2	—	—	2

Balance, May 31, 2019 (unaudited)	5,878	$7,293	$276	$13,050	$(16,282)	$4,337

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2020	2019
Operating Activities
Net loss	$(8)	$(326)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	60	56
Amortization of intangible assets	43	—
Provision for doubtful accounts	(4)	(9)
Provision for inventory reserve	15	15
Non-cash charge for share based compensation	—	2
Realized/unrealized loss (gain) on investments	10	(2)
Other	4	(2)
Changes in working capital items:
Accounts receivable	655	398
Inventories	456	179
Prepaid expenses and other assets	(68)	(395)
Contract assets	(655)	—
Customer deposits	(619)	335
Accounts payable and accrued liabilities	(420)	68

Net cash (used in) provided by operating activities	(531)	319

Investing Activities
Capital expenditures	(19)	(88)
Purchases of investments	(43)	(9)
Proceeds from sale of investments	18	—

Net cash used in investing activities	(44)	(97)

Financing Activities
Repayments of notes payable to officers and directors	(35)	—
Repayments of long-term debt	—	(23)
Proceeds from PPP related loans	988	—
Marginal float borrowings	3	—

Net cash provided by (used in) financing activities	956	(23)

Net change in cash and cash equivalents	381	199
Cash and cash equivalents, beginning of year	844	410

Cash and cash equivalents, end of period	$1,225	$609

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

May  31, 2020

Note 1. – Basis of Presentation of Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Video Display Corporation, Inc. and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 29, 2020 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of, and for the three months ended, May 31, 2020 and 2019 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the year ending February 28, 2021. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form 10-K for the year ended February 29, 2020 filed with the SEC on May 29, 2020.

Note 2. – Banking & Liquidity

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending May 31, 2020 but had an increase in working capital and liquid assets for the three month period primarily as a result of $988 thousand in Paycheck Protection Promissory related funds received in April 2020. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company has seen a rise in the backlog for customer orders and increased activity within the markets it serves. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2020 and February 29, 2020:

	May 31, 2020	February 29, 2020
Working capital	$1,945	$1,263
Liquid assets	$1,237	$844

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The fiscal year ended February 29, 2020 was a transition year for the Company. Many of the legacy programs the Company serviced were heading into new phases or the next generation of the product line. This caused delays in the normal flow of the orders for these programs. The Company is working with these customers and expects these programs to be placing orders to be fulfilled in this fiscal year. For example, the Company received a $2.8 million order for one of these legacy programs in the current quarter. The Company has expanded its cyber security business by adding a second testing chamber for testing tempest products in fiscal 2020 allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company is also now involved in ruggedized displays, recently bringing on engineering familiar with these products and acquiring a small specialized display company in January 2020. The Company did $648 thousand in specialized displays in the quarter with an additional backlog of $1.2 million in these products. With the acquisition of the display company, the Company completed the transfer of the remaining CRT operations to its Lexel Imaging facility in Lexington, KY in order to make room for the new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company also moved the corporate accounting functions to the Cocoa, Florida location in fiscal 2020 which allows the Company to become more efficient and save money on reducing redundant operations. The plant move of its subsidiary in Lexington, Kentucky is completed and inventory from Tucker, Georgia and Cocoa, Florida have been moved to the Kentucky operation. This subsidiary saw a turn -around in the recently completed fiscal year, being the only division to have a profitable year. The plant move at the Florida operations was successful as the Company completed the merger of its two Florida businesses and absorbed the acquisition of the specialized display company. Management continues to explore options to monetize certain long-term assets of the business, including the possible sale of a building in Pennsylvania. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Video Display Corporation and Subsidiaries

May 31, 2020

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2020 (in thousands):

	May 31, 2020	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options and ETF (long)	$15	$15

Total value of investments	15	15	—	—
Current liabilities:
Margin balance	(3)	(3)

Total value of liabilities	(3)	(3)

Total	$12	$12	—	—

The Company had $2.9 thousand outstanding margin account borrowing as of May 31, 2020 and none as of February 29, 2020. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments were $14.6 thousand leaving net investments of $11.7 thousand after the margin account borrowings of $2.9 thousand at May 31, 2020. The margin interest rate is 4.25% at May 31, 2020.

Video Display Corporation and Subsidiaries

May 31, 2020

The Company’s financial instruments which are not measured at fair value on the condensed consolidated balance sheets include cash, accounts receivable, short-term liabilities, and debt. The estimated fair value of these financial instruments approximate cost due to the short period of time to maturity.

Note 4. – Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

Effective March 1, 2020 we adopted Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820-10): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures. Under this ASU, certain disclosure requirements for fair value measurements are eliminated, amended or added. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on March 1, 2020 and prescribes different transition methods for the various provisions. The adoption of ASU 2018-13 did not have a material impact on the Company’s financial statements and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on March 1, 2021 and prescribes different transition methods for the various provisions. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its financial statements and related disclosures.

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

Note 5. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	May 31, 2020	February 29, 2020
Raw materials	$3,536	$3,497
Work-in-process	363	773
Finished goods	921	1,006

	4,820	5,276
Reserves for obsolescence	(811)	(796)

	$4,009	$4,480

Video Display Corporation and Subsidiaries

May 31, 2020

Note 6. – Paycheck Protection Promissory (“PPP”) Related Loans

On April 13, 2020 our Lexel Imaging subsidiary entered into a $216,200 Paycheck Protection Promissory Note (the “PPP Loan”) with the Central Bank and on April 23, 2020, Video Display Corporation entered into a $772,000 PPP Loan with the Renasant Bank. The PPP Loans were made under, and are subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The current terms of the loans are two years with maturity dates of April 13, 2022 and April 23, 2022 and they contain a favorable fixed annual interest rate of 1.00%. Payments of principle and interest on the PPP Loans will be deferred for the first six months of the term of the PPP Loans until October 13, 2020 and October 23, 2020, respectively. Principle and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loans. The Company has been using the proceeds of the PPP Loans for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loans in whole or in part. As of May 31, 2020, $385 thousand of the total $988 thousand in PPP related loans is classified as a current liability on the condensed consolidated balances sheets.

Note 7. – Leases

The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.

Balance sheet information related to operating leases is as follows (in thousands):

May 31, 2020
Assets
Operating lease right-of-use assets	$1,508

Liabilities
Current portion of operating lease liabilities	$557
Noncurrent portion of operating lease liabilities	971

Total operating lease liabilities	$1,528

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $157 thousand for the three months ended May 31, 2020. The Company did have $10 thousand of short term lease costs for the three months ended May 31, 2020. Operating lease costs were $147 thousand for the three months ended May 31, 2019.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $143 thousand during the three months ended May 31, 2020 and 2019. The Company did not modify any existing leases or execute any new leases during the three months ended May 31, 2020.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

May 31, 2020
Weighted average remaining lease term	2.8 years
Weighted average discount rate	6%

Video Display Corporation and Subsidiaries

May 31, 2020

The following table summarizes the maturity of the Company’s operating lease liabilities as of May 31, 2020 (in thousands):

FY2021	$430
FY2022	618
FY2023	263
FY2024	190
FY2025	185

Total operating lease payments	1,685
Less imputed interest	(157)

Total operating lease liabilities	$1,528

Included above are leases for manufacturing and warehouse facilities leased from the Company’s chief executive officer and Ordway Properties, LLC (an entity in which the chief executive officer has an ownership interest in) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $97 thousand for the three months ended May 31, 2020 (which is included in the total lease costs of $157 thousand noted above). Lease costs were also $97 thousand for the three months ended May 31, 2019.

The Company subleases certain of its warehousing space and also leases a building that it owns in Pennsylvania. The sublease expires concurrently with the head lease in March 2022. The Pennsylvania lease expires in August 2023.

Sublease income and lease income are included in Other income, net in the Company’s condensed consolidated statements of operations and totaled approximately $90,000 for the three months ended May 31, 2020 and 2019. Future remaining lease payments expected to be received as of May 31, 2020 are as follows (in thousands):

FY2021	$274
FY2022	370
FY2023	238
FY2024	113

Total	$995

Note 8. – Notes Receivable and Payable to Officers and Directors (Related Party Transactions)

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as a secured borrowing. The $ 0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note was $134 thousand, all classified as current (related party note receivable and related party note payable) as of May 31, 2020 and $189 thousand, all classified as current as of February 29, 2020, respectively.

In January 2020, to assist the Company in funding the debt assumed resulting from the acquisition of Jaco Displays, LLC, the Company borrowed $505,180 from Ronald D. Ordway, CEO, comprised of cash proceeds received of $148,330 with the remaining $356,850 in debt assumed as the CEO personally funded certain liabilities resulting from the acquisition. The Company combined this amount borrowed with another $438,832 owed to Mr. Ordway in back rent along with $82,838 from previous borrowings, and signed a promissory note for the aggregate balance of $1,026,850 at a six percent interest rate due on or before July 24, 2020 with Mr. Ordway. The Company made a $35,000 payment to Mr. Ordway in March, 2020, leaving a balance of $991,850. This note balance is therefore classified as a current liability on the consolidated balance sheet.

Video Display Corporation and Subsidiaries

May 31, 2020

See Note 7 for a discussion of leases with related parties.

Note 9. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended May 31,
	2020	2019
Non-cash activity:
Note receivable paid directly to officer (Z-Axis; Note 8)	$55	$51

Note payable to officer (Z-Axis; Note 8)	$55	$51

Imputed interest expense	$4	$6

Imputed interest income	$4	$6

Note 10. – Shareholders’ Equity

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended May 31, 2020 and 2019 (in thousands, except per share data):

	Net Loss	Weighted Average Common Shares Outstanding	Loss Per Share
Three months ended May 31, 2020
Basic	$(8)	5,878	$(0.00)
Effect of dilution:
Options	—	—	—

Diluted	$(8)	5,878	$(0.00)

Three months ended May 31, 2019
Basic	$(326)	5,878	$(0.06)
Effect of dilution:
Options	—	—	—

Diluted	$(326)	5,878	$(0.06)

Video Display Corporation and Subsidiaries

May 31, 2020

Stock options, debentures, and other liabilities convertible into 200,000 shares, of the Company’s common stock were anti-dilutive and, therefore, were excluded from the May 31, 2020 and 2019 diluted earnings (loss) per share calculations.

Stock-Based Compensation Plans

For the three-month period ended May 31, 2020, there was no expense related to share-based compensation as all options were fully vested. For the period ended May 31, 2019, the Company recognized general and administrative expenses of $2 thousand related to share-based compensation.

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

No options were granted for the three month period ending May 31, 2020 or for the three month period ended May 31, 2019.

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

For the quarter ending May 31, 2020 and May 31, 2019, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at May 31, 2020.

Note 11. – Income Taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the three month period ending May 31, 2020 and May 31, 2019. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Note 12. – Legal Proceedings

The Company is involved in various legal proceedings related to claims arising in the ordinary course of business.

Video Display Corporation and Subsidiaries

May 31, 2020

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited interim condensed consolidated financial statements and with the Company’s 2020 Annual Report to Shareholders, which included audited consolidated financial statements and notes thereto as of and for the fiscal year ended February 29, 2020, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During fiscal 2021, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales of the Company’s more profitable product lines and reduce expenses in all areas of the business to bring its cost structure in line with the current size of the business. Challenges facing the Company during these efforts include:

Liquidity - The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending May 31, 2020 but had an increase in working capital and liquid assets for the three month period primarily as a result of $988 thousand in Paycheck Protection Promissory related funds received in April 2020. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this four year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company has seen a rise in the backlog for customer orders and increased activity within the markets it serves. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2020 and February 29, 2020:

	May 31, 2020	February 29, 2020
Working capital	$1,945	$1,263
Liquid assets	$1,237	$844

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The fiscal year ended February 29, 2020 was a transition year for the Company. Many of the legacy programs the Company serviced were heading into new phases or the next generation of the product line. This caused delays in the normal flow of the orders for these programs. The Company is working with these customers and expects these programs to be placing orders to be fulfilled in this fiscal year. For example, the Company received a $2.8 million order for one of these legacy programs in the current quarter. The Company has expanded its cyber security business by adding a second testing chamber for testing tempest products in fiscal 2020 allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company is also now involved in ruggedized displays, recently bringing on engineering familiar with these products and acquiring a small specialized display company in January 2020. The Company did $648 thousand in specialized displays in the quarter with an additional backlog of $1.2 million in these products. With the acquisition

Video Display Corporation and Subsidiaries

May 31, 2020

of the display company, the Company completed the transfer of the remaining CRT operations to its Lexel Imaging facility in Lexington, KY in order to make room for the new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company also moved the corporate accounting functions to the Cocoa, Florida location in fiscal 2020 which allows the Company to become more efficient and save money on reducing redundant operations. The plant move of its subsidiary in Lexington, Kentucky is completed and inventory from Tucker, Georgia and Cocoa, Florida have been moved to the Kentucky operation. This subsidiary saw a turn -around in the recently completed fiscal year, being the only division to have a profitable year. The plant move at the Florida operations was successful as the Company completed the merger of its two Florida businesses and absorbed the acquisition of the specialized display company. Management continues to explore options to monetize certain long-term assets of the business, including the possible sale of a building in Pennsylvania. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at May 31, 2020 and February 29, 2020 are adequate.

Results of Operations

The following table sets forth, for the three months ended May 31, 2019 and 2018, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales (amounts in thousands):

	Three Months Ended May 31
	2020		2019
Net Sales	Amount	%	Amount	%
Simulation and Training (VDC Display Systems)	1,801	48.6%	944	34.9%
Data Display CRT (Lexel and Data Display)	762	20.6	643	23.7
Cyber Secure Products (AYON Cyber Security)	865	23.3	866	32.0
Other Computer Products (Unicomp)	277	7.5	256	9.4

Total net sales	3,705	100.0%	2,709	100.0%
Costs and expenses
Cost of goods sold	2,727	73.6%	2,284	84.3%
Selling and delivery	206	5.6	165	6.1
General and administrative	997	26.9	869	32.1

	3,930	106.1%	3,318	122.5%
Operating loss	(225)	(6.1)%	(609)	(22.5)%
Interest (expense) income, net	(15)	(0.4)%	—	—%
Investment (loss) gains, net	(10)	(0.3)	2	0.1
Other income, net	242	6.6	281	10.4

Loss before income taxes	(8)	(0.2)%	(326)	(12.0)%
Income tax expense	—	—	—	—

Net loss	(8)	(0.2)%	(326)	(12.0)%

Video Display Corporation and Subsidiaries

May 31, 2020

Net sales

Consolidated net sales increased 36.8% for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. The Display Systems division increased 90.7% for the quarter or $0.9 million, due primarily to shipments of product for video walls and projectors for a simulator upgrade for a customer in Texas and the increased sales from our acquisition of the specialized display company in January of late fiscal year. The Company’s AYON Cyber Security division was flat for the quarter compared to last year’s same quarter, $0.9 million each year. The division has completed a new test chamber for tempest services and will supplement its product line with this new business. The other two divisions both had increases in sales. The Data Display division showed an increase of 18.6% due to increases in a specialty product sold through its distribution channels, ultimately going to overseas customers. The Data division is expecting additional orders for the specialty product and should have steady business driven by their number one customer’s orders for replacement CRTs for their simulators. The keyboard division had an increase in sale of 8.1%, and is expecting to continue at this level for the remaining three quarters of the year. All divisions have experienced some form of delay in new orders from customers due to the pandemic, but there are signs that businesses are finding ways to move forward.

Gross margins

Consolidated gross margins were increased both as a percentage to sales (26.4% to 15.7%) and actual dollars ($978 thousand to $425 thousand) for the three months ended May 31, 2020 compared to the three months ended May 31, 2019.

The two Florida divisions showed increases in both their gross margin percentage to sales and in actual dollars. AYON Cyber Security gross margin percentage was 20.6% compared to 19.0% and the gross margin dollars were $178 thousand compared to $164 thousand for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. VDC Display Systems gross margin percentage was 31.8% compared 24.9% and the gross margin dollars were $573 thousand compared to $235 thousand for the three months ended May 31, 2020 compared to the three months ended May 31, 2019.

The keyboard division, Unicomp, had $120 thousand of gross margin dollars or 43.5% to sales for the three months ending May 31, 2020 compared to $61 thousand or 23.8% for the three months ending May 31, 2019. The Data Display division showed improvement in its margins of $106 thousand or 14.0% for the three months ended May 31, 2020, compared to a negative gross margin of $35 thousand or a negative 5.5% for here months ending May 31, 2019.

Operating expenses

Operating expenses increased by 16.3% or $168 thousand for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. The increase was due primarily to the increased costs of three employees that joined the Company resulting from the acquisition of the display company in January of this year, two in engineering, one in sales and the amortization costs of the intangibles ($43k) related to this acquisition. The Company expects to continue to control costs while increasing revenues with the completion of the new tempest testing chamber and new revenue streams of tempest services, specialized displays and ruggedized displays.

Video Display Corporation and Subsidiaries

May 31, 2020

Interest expense

Interest expense was $15 thousand for the quarter ended May 31, 2020. The interest expense is on the note payable to the CEO. This note payable is discussed in Note 8 of the financial statements. Interest expense was negligible for the quarter ending May 31, 2019 as the Company completed the payoff of a building it owns in Pennsylvania and did not borrow against its line of credit during the quarter.

Other Income/ expense

For the three months ended May 31, 2020, the Company earned $148 thousand in royalty income, $90 in rental income, $4 thousand in the sale of discontinued scrap items and had an investment loss of $10 thousand. For the three months ended May 31, 2019, the Company earned $191 thousand in royalty income, rental income of $90 thousand and investment income of $2 thousand.

Income taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the three month period ending May 31, 2020 and May 31, 2019. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Liquidity and Capital Resources

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending May 31, 2020 but had an increase in working capital and liquid assets for the three month period primarily as a result of $988 thousand in Paycheck Protection Promissory related funds received in April 2020. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this four year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company has seen a rise in the backlog for customer orders and increased activity within the markets it serves. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2020 and February 29, 2020:

	May 31, 2020	February 29, 2020
Working capital	$1,945	$1,263
Liquid assets	$1,237	$844

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The fiscal year ended February 29, 2020 was a transition year for the Company. Many of the legacy programs the Company serviced were heading into new phases or the next generation of the product line. This caused delays in the normal flow of the orders for these programs. The Company is working with these customers and expects these programs to be placing orders to be fulfilled this fiscal year. For example, the Company received a $2.8 million order for one of these legacy programs in the current quarter. The Company has expanded its cyber security business by adding a second testing chamber for testing tempest products in fiscal 2020 allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company is also now involved in ruggedized displays, recently bringing on engineering familiar with these products and acquiring a small specialized display company in January 2020. The Company did $648 thousand in

Video Display Corporation and Subsidiaries

May 31, 2020

specialized displays in the quarter with an additional backlog of $1.2 million in these products. With the acquisition of the display company, the Company completed the transfer of the remaining CRT operations to its Lexel Imaging facility in Lexington, KY in order to make room for the new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company also moved the corporate accounting functions to the Cocoa, Florida location in fiscal 2020 which allows the Company to become more efficient and save money on reducing redundant operations. The plant move of its subsidiary in Lexington, Kentucky is completed and inventory from Tucker, Georgia and Cocoa, Florida have been moved to the Kentucky operation. This subsidiary saw a turn -around in the recently completed fiscal year, being the only division to have a profitable year. The plant move at the Florida operations was successful as the Company completed the merger of its two Florida businesses and absorbed the acquisition of the specialized display company. Management continues to explore options to monetize certain long-term assets of the business, including the possible sale of a building in Pennsylvania. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Cash used by operations for the three months ended May 31, 2020 was $0.5 million. Adjustments to net loss were $0.1 million for non-cash depreciation and amortization charges. Changes in working capital used $0.6 million, primarily due to cash provided by decreases in accounts receivable and inventories of $1.1 million in aggregate offset by an increase in contract assets ($655 thousand) and a decrease in customer deposits and accounts payable and accrued liabilities aggregating a use of $1.0 million. Cash provided by operations for the three months ended May 31, 2019 was $0.3 million.

There was minimal investing activities for the three months ended May 31, 2020. The Company used $19 thousand on capital assets expenditures and $43 thousand on trading security purchases offset with $18 received from sale of investments. Investing activities used cash of $0.1 million during the three months ended May 31, 2019 resulting primarily from the purchase of capital assets.

Financing activities provided $1.0 million for the three months ended May 31, 2020 resulting from $1.0 million proceeds received from the PPP Loan discussed in Note 6 of the interim condensed consolidated financial statements marginally offset by repayment of $35 thousand in related party loans. Financing activities used $23 thousand for the quarter ended May 31, 2019 related to the final debt payments made on the Teltron Building.

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

For the quarter ending May 31, 2020 and May 31, 2019, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at May 31, 2020.

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

Video Display Corporation and Subsidiaries

May 31, 2020

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at May 31, 2020 and February 29, 2020 are adequate.

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of May 31, 2020, the Company has established a valuation allowance of $6.1 million on the Company’s deferred tax assets.

Video Display Corporation and Subsidiaries

May 31, 2020

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At May 31, 2020, the Company did not record any liabilities for uncertain tax positions.

Forward-Looking Information and Risk Factors

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 could cause actual results to differ materially.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2020. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2020.

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

May 31, 2020

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Information regarding risk factors appears under the caption Forward-Looking Statements and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2020. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

VIDEO DISPLAY CORPORATION

July 15, 2020	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 15, 2020	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer