Form 10-Q
period 2020-08-31
VIDEO DISPLAY CORP
filed 2020-10-15
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2020.

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

As of August 31, 2020, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	August 31, 2020	February 29, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$414	$844
Trading investments, at fair value	15	—
Accounts receivable, less allowance for doubtful accounts of $6 and $9	1,449	1,305
Notes receivable due from officers and directors (Note 8)	77	189
Inventories, net	4,373	4,480
Contract assets	206	—
Prepaid expenses and other current assets	189	411

Total current assets	6,723	7,229

Property, plant, and equipment
Land	154	154
Buildings	2,766	2,756
Construction in progress	110	106
Machinery and equipment	4,878	4,861

	7,908	7,877
Accumulated depreciation	(6,724)	(6,607)

Net property, plant, and equipment	1,184	1,270
Right of use assets under operating leases	1,383	1,631
Intangible assets, net	312	387
Other noncurrent assets	2	2

Total assets	$9,604	$10,519

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	August 31, 2020	February 29, 2020
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,415	$1,256
Accrued liabilities	647	499
Customer deposits	1,325	2,338
Notes payable to officers and directors (Note 8)	1,269	1,216
Note payable	100	100
PPP related loans, current	550	—
Current operating lease liabilities	557	557

Total current liabilities	5,863	5,966
PPP related loans, noncurrent	438	—
Long-term operating lease liabilities	849	1,091

Total liabilities	7,150	7,057

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at August 31, 2020 and at February 29, 2020	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	11,162	12,170
Treasury stock, shares at cost; 3,854 at August 31, 2020 and February 29, 2020	(16,282)	(16,282)

Total shareholders’ equity	2,454	3,462

Total liabilities and shareholders’ equity	$9,604	$10,519

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Net sales	$2,292	$3,228	$5,997	$5,937
Cost of goods sold	2,107	2,730	4,834	5,014

Gross profit	185	498	1,163	923

Operating expenses
Selling and delivery	290	147	496	312
General and administrative	976	893	1,973	1,762

	1,266	1,040	2,469	2,074

Operating loss	(1,081)	(542)	(1,306)	(1,151)

Other income (expense)
Interest income (expense), net	(16)	(1)	(31)	(1)
Investment gains (losses), net	4	(1)	(6)	1
Other, net	92	109	335	390

	80	107	298	390

Loss before income taxes	(1,001)	(435)	(1,008)	(761)
Income tax expense	—	—	—	—

Net loss	$(1,001)	$(435)	$(1,008)	$(761)

Net loss per share basic	$(0.17)	$(0.07)	$(0.17)	$(0.13)

Net loss per share diluted	$(0.17)	$(0.07)	$(0.17)	$(0.13)

Basic weighted average shares outstanding	5,878	5,878	5,878	5,878

Diluted weighted average shares outstanding	5,878	5,878	5,878	5,878

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Shareholders’ Equity

Three and Six Months Ended August 31, 2020 and 2019 (unaudited)

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
For the Three Months Ended August 31, 2020
Balance, May 31, 2020 (unaudited)	5,878	$7,293	$281	$12,163	$(16,282)	$3,455
Net loss	—	—	—	(1,001)	—	(1,001)

Balance, August 31, 2020 (unaudited)	5,878	$7,293	$281	$11,162	$(16,282)	$2,454

For the Six Months Ended August 31, 2020
Balance, February 29, 2020 (audited)	5,878	$7,293	$281	$12,170	$(16,282)	$3,462
Net loss		—	—	(1,008)	—	(1,008)

Balance, August 31, 2020 (unaudited)	5,878	$7,293	$281	$11,162	$(16,282)	$2,454

For the Three Months Ended August 31, 2019
Balance, May 31, 2019 (unaudited)	5,878	$7,293	$276	$13,050	$(16,282)	$4,337
Net loss	—	—	—	(435)	—	(435)
Share based compensation	—	—	1	—	—	1

Balance, August 31, 2019 (unaudited)	5,878	$7,293	$277	$12,615	$(16,282)	$3,903

For the Six Months Ended August 31, 2019
Balance, February 28, 2019 (audited)	5,878	$7,293	$274	$13,376	$(16,282)	$4,661
Net loss		—	—	(761)	—	(761)
Share based compensation	—	—	3	—	—	3

Balance, August 31, 2019 (unaudited)	5,878	$7,293	$277	$12,615	$(16,282)	$3,903

*	Common shares are shown net of Treasury Shares

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2020	2019
Operating Activities
Net loss	$(1,008)	$(761)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	117	112
Amortization of intangible assets	75	—
Provision for doubtful accounts	(3)	(11)
Provision for inventory reserve	30	25
Non-cash charge for share based compensation	—	3
Realized/unrealized loss (gain) on investments	6	(1)
Other	11	(3)
Changes in working capital items:
Accounts receivable	(141)	1,091
Inventories	77	187
Prepaid expenses and other assets	222	381
Contract assets	(206)	—
Customer deposits	(1,013)	(759)
Accounts payable and accrued liabilities	307	190
Unbilled revenue	—	(31)

Net cash (used in) provided by operating activities	(1,526)	423

Investing Activities
Capital expenditures	(31)	(134)
Purchases of investments	(47)	(17)
Proceeds from sale of investments	24	—

Net cash used in investing activities	(54)	(151)

Financing Activities
Repayments of notes payable to officers and directors	(35)	—
Proceeds from loans with officers and directors	200	—
Repayments of long-term debt	—	(123)
Proceeds from PPP related loans	988	—
Marginal float net changes	(3)	—

Net cash provided by (used in) financing activities	1,150	(123)

Net change in cash and cash equivalents	(430)	149
Cash and cash equivalents, beginning of year	844	410

Cash and cash equivalents, end of period	$414	$559

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

August 31, 2020

Note 1. – Basis of Presentation of Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Video Display Corporation, Inc. and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 29, 2020 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of August 31, 2020, and for the three and six months ended, August 31, 2020 and 2019 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2020 are not necessarily indicative of the results that may be expected for the year ending February 28, 2021. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form 10-K for the year ended February 29, 2020 filed with the SEC on May 29, 2020.

Note 2. – Banking & Liquidity

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending August 31, 2020 and had a decrease in working capital and liquid assets for the six month period primarily as a result of $1.0 million loss in the second quarter. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company has seen a rise in the backlog for customer orders and increased activity within the markets it serves. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2020 and February 29, 2020:

	August 31, 2020	February 29, 2020
Working capital	$860	$1,263
Liquid assets	$429	$844

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The fiscal year ended February 29, 2020 was a transition year for the Company. Many of the legacy programs the Company serviced were heading into new phases or the next generation of the product line. This caused delays in the normal flow of the orders for these programs. The Company is working with these customers and expects these programs to be placing orders to be fulfilled in this fiscal year. Also, the Company completed the transfer of its remaining CRT operations to its Lexel Imaging facility in Lexington, KY in fiscal 2021 which will reduce expenses in the CRT operation by having that business all under one roof. The Company also moved the corporate accounting functions to the Cocoa, Florida location in fiscal 2020 which allows the Company to become more efficient and save money on reducing redundant operations. Management continues to explore options to increase the liquidity of the Company. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

August 31, 2020

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities held for trading using Level 1 inputs. The following table sets forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 31, 2020 (in thousands):

	August 31, 2020	Level 1 Assets and Liabilities	Level 2 Assets and Liabilities	Level 3 Assets and Liabilities
Current trading investments:
Stocks, options and ETF (long)	$15	$15

Total value of investments	15	15	—	—
Current liabilities:
Margin balance	—	—

Total value of liabilities	—	—

Total	$15	$15	—	—

The Company had zero balance on outstanding margin account borrowing as of August 31, 2020 and none as of February 29, 2020. The margin account borrowings are used to purchase marketable equity securities and are netted against the investments in the balance sheet to show net trading investments. The gross investments were $15.0 thousand leaving net investments of $15.0 thousand after no margin account borrowings at August 31, 2020. The margin interest rate is 1.50% at August 31, 2020. No investments were held at February 29, 2020.

The Company’s financial instruments which are not measured at fair value on the condensed consolidated balance sheets include cash, accounts receivable, short-term liabilities, and debt. The estimated fair value of these financial instruments approximate cost due to the short period of time to maturity.

Video Display Corporation and Subsidiaries

August 31, 2020

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

Note 5. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	August 31, 2020	February 29, 2020
Raw materials	$3,675	$3,497
Work-in-process	627	773
Finished goods	897	1,006

	5,199	5,276
Reserves for obsolescence	(826)	(796)

	$4,373	$4,480

Video Display Corporation and Subsidiaries

August 31, 2020

Note 6. – Paycheck Protection Promissory (“PPP”) Related Loans

On April 13, 2020 our Lexel Imaging subsidiary entered into a $216,200 Paycheck Protection Promissory Note (the “PPP Loan”) with the Central Bank and on April 23, 2020, Video Display Corporation entered into a $772,000 PPP Loan with the Renasant Bank. The PPP Loans were made under, and are subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The current terms of the loans are two years with maturity dates of April 13, 2022 and April 23, 2022 and they contain a fixed annual interest rate of 1.00%. Payments of principle and interest on the PPP Loans will be deferred for the first six months of the term of the PPP Loans until October 13, 2020 and October 23, 2020, respectively. Principle and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loans. The Company has been using the proceeds of the PPP Loans for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loans in whole or in part. As of August 31, 2020, $550 thousand of the total $988 thousand in PPP related loans is classified as a current liability on the condensed consolidated balances sheets.

Note 7. – Leases

The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company does not have any finance leases.

Balance sheet information related to operating leases is as follows (in thousands):

August 31, 2020
Assets
Operating lease right-of-use assets	$1,383

Liabilities
Current portion of operating lease liabilities	$557
Noncurrent portion of operating lease liabilities	849

Total operating lease liabilities	$1,406

Operating lease costs are included in cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $147 thousand for the three months ended August 31, 2020 and $293 thousand for the six months ended August 31, 2020. The Company had $7 thousand of short term lease costs for the six months ended August 31, 2020. Operating lease costs were $147 thousand for the three months ended August 31, 2019 and $293 thousand for the six months ended August 31, 2019.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $143 thousand and $286 thousand during the three months and six months ended August 31, 2020 and 2019. The Company did not modify any existing leases or execute any new leases during the six months ended August 31, 2020.

Video Display Corporation and Subsidiaries

August 31, 2020

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

August 31, 2020
Weighted average remaining lease term	2.5 years
Weighted average discount rate	6%

The following table summarizes the maturity of the Company’s operating lease liabilities as of August 31, 2020 (in thousands):

FY2021	$295
FY2022	618
FY2023	263
FY2024	190
FY2025	185

Total operating lease payments	1,551
Less imputed interest	(145)

Total operating lease liabilities	$1,406

Included above are leases for manufacturing and warehouse facilities leased from the Company’s chief executive officer and Ordway Properties, LLC (an entity in which the chief executive officer has an ownership interest in) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $97 thousand for the three months and $194 thousand for the six months ended August 31, 2020 (which is included in the total lease costs of $293 thousand noted above). Lease costs were also $97 thousand for the three months and $194 thousand for the six months ended August 31, 2019.

The Company subleases certain of its warehousing space and also leases a building that it owns in Pennsylvania. The sublease expires concurrently with the head lease in March 2022. The Pennsylvania building was sold in September 2020 as disclosed in Note 13. The chart below was modified due to this sale.

Sublease income and lease income are included in Other income, net in the Company’s condensed consolidated statements of operations and totaled approximately $91 thousand for the three months and $181 thousand for the six months ended August 31, 2020 and $90 thousand $180 thousand for the comparable periods in 2019. Future remaining lease payments expected to be received as of August 31, 2020 are as follows (in thousands):

FY2021	$91
FY2022	144
FY2023	12

Total	$247

Note 8. – Notes Receivable and Payable to Officers and Directors (Related Party Transactions)

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as a secured borrowing. The $ 0.9 million, 9% interest rate, note originated on

Video Display Corporation and Subsidiaries

August 31, 2020

March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note was $77 thousand, all classified as current (related party note receivable and related party note payable) as of August 31, 2020 and $189 thousand, all classified as current as of February 29, 2020, respectively.

In January 2020, to assist the Company in funding the debt assumed resulting from the acquisition of Jaco Displays, LLC, the Company borrowed $505,180 from Ronald D. Ordway, CEO, comprised of cash proceeds received of $148,330 with the remaining $356,850 in debt assumed as the CEO personally funded certain liabilities resulting from the acquisition. The Company combined this amount borrowed with another $438,832 owed to Mr. Ordway in back rent along with $82,838 from previous borrowings, and signed a promissory note for the aggregate balance of $1,026,850 at a six percent interest rate due on or before July 24, 2020 with Mr. Ordway. The Company made a $35,000 payment to Mr. Ordway in March, 2020, and borrowed another $200,000 in August, 2020 leaving a balance of $1,191,850 at August 31, 2020. This note balance is therefore classified as a current liability on the consolidated balance sheet. As disclosed in Note 13, this note with Mr. Ordway was paid in full by the Company in September 2020.

See Note 7 for a discussion of leases with related parties.

Note 9. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended August 31,
	2020	2019
Cash paid for interest	$1	$1
Non-cash activity:
Note receivable paid directly to officer (Z- Axis; Note 8)	$112	$102

Note payable to officer (Z-Axis; Note 8)	$112	$102

Imputed interest expense	$6	$16

Imputed interest income	$6	$16

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

Video Display Corporation and Subsidiaries

August 31, 2020

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month and six month periods ended August 31, 2020 and 2019 (in thousands, except per share data):

	Net Loss	Weighted Average Common Shares Outstanding	Loss Per Share
Three months ended August 31, 2020
Basic	$(1,001)	5,878	$(0.17)
Effect of dilution:
Options	—	—	—

Diluted	$(1,001)	5,878	$(0.17)

Three months ended August 31, 2019
Basic	$(435)	5,878	$(0.07)
Effect of dilution:
Options	—	—	—

Diluted	$(435)	5,878	$(0.07)

	Net Loss	Weighted Average Common Shares Outstanding	Loss Per Share
Six months ended August 31, 2020
Basic	$(1,008)	5,878	$(0.17)
Effect of dilution:
Options	—	—	—

Diluted	$(1,008)	5,878	$(0.17)

Six months ended August 31, 2019
Basic	$(761)	5,878	$(0.13)
Effect of dilution:
Options	—	—	—

Diluted	$(761)	5,878	$(0.13)

Stock options, debentures, and other liabilities convertible into 200,000 shares, of the Company’s common stock were anti-dilutive and, therefore, were excluded from the August 31, 2020 and 2019 diluted earnings (loss) per share calculations.

Stock-Based Compensation Plans

For the six-month period ended August 31, 2020, there was no expense related to share-based compensation as all options were fully vested. For the period ended August 31, 2019, the Company recognized general and administrative expenses of $3 thousand related to share-based compensation.

Video Display Corporation and Subsidiaries

August 31, 2020

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

No options were granted for the six month period ending August 31, 2020 or for the six month period ended August 31, 2019.

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

For the six months ending August 31, 2020 and August 31, 2019, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at August 31, 2020.

Note 11. – Income Taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the six month period ending August 31, 2020 and August 31, 2019. Due to continued losses reported by the Company, a full valuation allowance has been allocated to the deferred tax asset created by these losses.

Note 12. – Legal Proceedings

The Company is involved in various legal proceedings related to claims arising in the ordinary course of business.

Note 13. – Subsequent Events

The Company sold its Pennsylvania owned building in September 2020 with net proceeds of $2.028 million after commissions and closing costs. The funds were used to pay back the note payable with the CEO as disclosed in Note 8 and for working capital needs.

Video Display Corporation and Subsidiaries

August 31, 2020

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

Liquidity - The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending August 31, 2020 and had a decrease in working capital and liquid assets for the six month period primarily as a result of $1.0 million loss in the second quarter. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company has seen a rise in the backlog for customer orders and increased activity within the markets it serves. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2020 and February 29, 2020:

	August 31, 2020	February 29, 2020
Working capital	$860	$1,263
Liquid assets	$429	$844

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The fiscal year ended February 29, 2020 was a transition year for the Company. Many of the legacy programs the Company serviced were heading into new phases or the next generation of the product line. This caused delays in the normal flow of the orders for these programs. The Company is working with these customers and expects these programs to be placing orders to be fulfilled

Video Display Corporation and Subsidiaries

August 31, 2020

in this fiscal year. For example, the Company received a $2.8 million order for one of these legacy programs in fiscal 2021. The Company has expanded its cyber security business by adding a second testing chamber for testing tempest products in fiscal 2020 allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company is also now involved in ruggedized displays, recently bringing on engineering familiar with these products and acquiring a small specialized display company in January 2020. The Company did $1.1 million in specialized displays in fiscal 2021 with an additional backlog of $0.9 million for these products. Also, the Company completed the transfer of its remaining CRT operations to its Lexel Imaging facility in Lexington, KY in fiscal 2021 which will reduce expenses in the CRT operation by having that business all under one roof. The Company also moved the corporate accounting functions to the Cocoa, Florida location in fiscal 2020 which allows the Company to become more efficient and save money on reducing redundant operations. In addition, the Company sold its Pennsylvania owned building in September 2020 with net proceeds of $2.028 million after commissions and closing costs. These net proceeds were used to pay back the note payable with the CEO with remaining funds allocated for working capital needs.

Management continues to explore options to increase the liquidity of the Company. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

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

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at August 31, 2020 and February 29, 2020 are adequate.

Impact of COVID-19 – The Company has been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Financial results for the three and six months ended August 31, 2020 have been impacted by COVID-19 due to delayed orders and/or the fulfillment of the related orders. However, the Company currently does not expect any material impact on our financial results for the remainder of fiscal 2021. Management continues to operate normally with the exception of enabling employees to work from home and abiding by travel restrictions issued by federal and local governments. If the COVID-19 pandemic continues, the Company may experience other disruptions that could severely impact the business, results of operations and prospects.

Results of Operations

The following table sets forth, for the three and six months ended August 31, 2020 and 2019, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales (amounts in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Sales
Simulation and Training (VDC Display Systems)	49.8%	66.8%	49.1%	52.3
Data Display CRT (Lexel and Data Display)	14.8	17.1	18.4	20.1
Broadcast and Control Centers (AYON Visual)	—	—	—	—
Cyber Secure Products (AYON Cyber Security)	22.0	6.3	22.8	18.0

Video Display Corporation and Subsidiaries

August 31, 2020

Other Computer Products (Unicomp)	13.4	9.8	9.7	9.6

Total Company	100.0%	100.0%	100.0%	100.0
Costs and expenses
Cost of goods sold	91.9%	84.6%	80.6%	84.5
Selling and delivery	12.7	4.5	8.3	5.2
General and administrative	42.6	27.7	32.9	29.7

	147.2%	116.8%	121.8%	119.4
Operating loss	(47.2)%	(16.8)%	(21.8)%	(19.4)
Interest income (expense), net	(0.7)%	(0.0)%	(0.5)%	(0.0)
Other income, net	4.2	3.3	5.5	6.6

Loss before income taxes	(43.7)%	(13.5)%	(16.8)%	(12.8)
Income tax expense	—	—	—	—

Net loss	(43.7)%	(13.5)%	(16.8)%	(12.8)

Net sales

Consolidated net sales increased 1.0% for the six months ended August 31, 2020, but decreased 29.0% for the three months ended August 31, 2020 compared to the six months and three months ended August 31, 2019. The Company’s AYON Cyber Security (ACS) division is up 27.9% for the six months ending August 31, 2020 compared to the six months last year. Their business increased due to the completion of orders for the Department of the State. The activity in the cyber security market place has begun to pick up with the Department of State beginning to release bids for numerous large orders and the Company also has bids with Canada. The Company is developing new products for customers in this area and expects to have them be reviewed by customers by the end of this year. The Company has also ramped up the service side of the cyber business by testing other company’s products for compliance. To accommodate this additional business, the Company added a second testing chamber. For the three months ending August 31, 2020, ACS business increased 146.3%. The Display Systems division was down 5.1% for the six months ended August 31, 2020 compared to the comparable period last year. 36.2% of the division’s business has been in the new specialized displays segment of the division. The other approximate two thirds has been mixed between different programs including ruggedized displays, simulation and video walls. For the three months ended August 31, 2020, the Display System division was down 47.0% compared to the same three months last year due to the sale for the video wall for $1.2 million in the second quarter last year. The Company is focused on the video wall business with a recent order for a video wall for a major company’s executive conference room. The Company is also focused on the ruggedized displays and simulation sectors of the business, having recently received a good order for simulation and pursuing opportunities in both the ruggedized displays and simulation business. The Data Display division decreased 7.8% and 38.6% for the six months and three months ended August 31, 2020 due to decreases in the sales of a specialty product know as a DVST (Direct view storage tube) because of delays caused by Covid-19. The Data Display division is also seeing reduced sales for replacement CRTs for flight simulator customers due to the decrease in flights right now. The division expects to sell the DVST products for at least the next five to seven years. The Company’s keyboard division was up 2.3% for the six months ended August 31, 2020 and down 2.5% for three months ended August 31, 2020 respectively compared to the same periods last year. The Company acquired this company in October of 2017. This division is expected to continue at this level of sales each quarter.

Gross margins

Consolidated gross margins increased both as a percentage to sales (19.4% from 15.6%) and actual dollars ($1,163 thousand from $923 thousand) for the six months ended August 31, 2020 compared to the six months ended August 31, 2019. Gross margins decreased for the three months ended August 31, 2020 compared to the three months ended August 31, 2019, both as a percentage to sales (8.1% from 15.5%) and actual dollars, ($185 thousand from $498 thousand).

Video Display Corporation and Subsidiaries

August 31, 2020

Two of the four divisions (Display and Keyboard divisions) saw increases in gross margin percentages and gross margin dollars for the six months ended August 31, 2020 compared to the same period last year. The Cyber Security division saw an increase in gross margin dollars due to higher sales volume but had a lower gross margin percentage as much of their revenue was from a competitive bid contract. The only division with a lower gross margin percentage and dollars was the Data Displays CRT division.

For the three months ended August 31, 2020 compared to the same period last year, three of the four divisions made less gross margin dollars than last year. The cyber division did slightly better than last year. Overall gross margins for the quarter were down to the low sales volume as the display and cyber divisions had higher gross margin percentages than last year.

Operating expenses

Operating expenses increased $394 thousand for the six months ended August 31, 2020 compared to the six months ended August 31, 2019. The increase was due primarily to the addition of certain expenses associated with the acquisition of Jaco Displays in January, 2020 and commission expense at the Lexel Imaging (CRT) operation on the sales of the specialty direct view storage tubes.

Operating expenses increased by 21.7% or $226 thousand for the three months ended August 31, 2020 compared to the three months ended August 31, 2019. The increase was due primarily to the increased costs of three employees that joined the Company resulting from the acquisition of the display company in January of this year, two in engineering, one in sales and the amortization costs of the intangibles ($30k) related to this acquisition. The Company expects to continue to control costs while increasing revenues with the completion of the new tempest testing chamber and new revenue streams of tempest services, specialized displays and ruggedized displays.

Interest income (expense), net

Interest expense was $31 thousand for the six months ending August 31, 2020. The interest expense was $1 thousand for the six months ending August 31, 2019. There was $16 thousand for the three months ending August 31, 2020 and was negligible for the three months ending August 31, 2019. The interest expense is on the note payable to the CEO and the PPP loan. These notes payable are discussed in Notes 6 and 8 of the financial statements.

Other income (expense), net

For the six months ended August 31, 2020, the Company had $148 thousand in royalty income, $181 thousand in rental income, $6 thousand in discontinued scrap items, and $6 thousand in investment losses. For the six months ended August 31, 2019, the Company earned $191 thousand in royalty income, $183 in rental income, $15 thousand in scrap sales, and $1 thousand investment income.

For the three months ended August 31, 2020 the Company had $91 thousand in rental income, $1 thousand in scrap items, and $4 thousand in investment gains. For the three months ended August 31, 2019, the Company earned $93 thousand in rental income, $15 thousand in scrap income and a $1 thousand loss in investment income.

Income taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the six month period ending August 31, 2020 and August 31, 2019. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Video Display Corporation and Subsidiaries

August 31, 2020

Liquidity and Capital Resources

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss for the period ending August 31, 2020 and had a decrease in working capital and liquid assets for the six month period primarily as a result of $1.0 million loss in the second quarter. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company has seen a rise in the backlog for customer orders and increased activity within the markets it serves. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2020 and February 29, 2020:

	August 31, 2020	February 29, 2020
Working capital	$860	$1,263
Liquid assets	$429	$844

Management has implemented a plan to improve the liquidity of the Company and to increase revenues at all the divisions, each structured to the particular division. The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve revenues, the operational effectiveness of continuing operations, the procurement of suitable financing, or a combination of these. The uncertainty regarding the potential success of management’s plan create substantial doubt about the ability of the Company to continue as a going concern.

Cash used by operations for the six months ended August 31, 2020 was $1.5 million. Adjustments to net loss were $0.2 million for non-cash depreciation and amortization charges. Changes in working capital used $0.8 million, primarily due to a decrease in custom deposits of $1.0 million and an increase in contract assets by $0.2 million, offset by an increase in accounts payable and accrued liabilities of $0.3 million and a decrease in prepaid expenses and other assets of $0.2 million. Cash provided by operations for the six months ended August 31, 2019 was $0.4 million.

There was minimal investing activities for the six months ended August 31, 2020. The Company used $31 thousand on capital assets expenditures and $47 thousand on trading security purchases offset with $24 thousand received from sale of investments. Investing activities used cash of $0.2 million during the six months ended August 31, 2019 resulting primarily from the purchase of capital assets.

Financing activities provided $1.1 million for the six months ended August 31, 2020 resulting from $1.0 million proceeds received from the PPP Loan discussed in Note 6 of the interim condensed consolidated financial statements, $0.2 million borrowed from the CEO marginally offset by repayment of $35 thousand in related party loans. Financing activities used $0.1 million for the quarter ended August 31, 2019 related to the final debt payments made on the Teltron Building.

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

For the quarter ending August 31, 2020 and August 31, 2019, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at August 31, 2020.

Video Display Corporation and Subsidiaries

August 31, 2020

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

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at August 31, 2020 and February 29, 2020 are adequate.

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

Video Display Corporation and Subsidiaries

August 31, 2020

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of August 31, 2020, the Company has established a valuation allowance of $6.3 million on the Company’s deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At August 31, 2020, the Company did not record any liabilities for uncertain tax positions.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2020. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2020.

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

August 31, 2020

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

VIDEO DISPLAY CORPORATION

October 15, 2020	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 15, 2020	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer