Form 10-Q
period 2020-11-30
VIDEO DISPLAY CORP
filed 2021-01-14
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2020.

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

As of November 30, 2020, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	November 30, 2020	February 29, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$342	$844
Accounts receivable, less allowance for doubtful accounts of $15 and $9	1,234	1,305
Note receivable due from officers and directors (Note 7)	20	189
Inventories, net	5,248	4,480
Contract assets	904	—
Prepaid expenses and other current assets	218	411

Total current assets	7,966	7,229

Property, plant, and equipment
Land	—	154
Buildings	766	2,756
Construction in progress	110	106
Machinery and equipment	5,153	4,861

	6,029	7,877
Accumulated depreciation and amortization	(4,918)	(6,607)

Net property, plant, and equipment	1,111	1,270

Right of use assets under operating leases	1,256	1,631
Intangible assets, net	280	387
Other noncurrent assets	2	2

Total assets	$10,615	$10,519

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	November 30, 2020	February 29, 2020
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,207	$1,256
Accrued liabilities	653	499
Customer deposits	1,742	2,338
Notes payable to officers and directors (Note 7)	220	1,216
Note payable	100	100
PPP related loans, current	555	—
Current operating lease liabilities	601	557
Current finance lease liabilities	117	—
Other current liabilities	27	—

Total current liabilities	5,222	5,966
PPP related loans, non-current	217	—
Long-term operating lease liabilities	682	1,091
Long-term finance lease liabilities	160	—

Total liabilities	6,281	7,057

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at November 30, 2020 and at February 29, 2020	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	13,042	12,170
Treasury stock, shares at cost; 3,854 at November 30, 2020 and February 29, 2020	(16,282)	(16,282)

Total shareholders’ equity	4,334	3,462

Total liabilities and shareholders’ equity	$10,615	$10,519

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Net sales	$2,861	$1,466	$8,858	$7,403
Cost of goods sold	1,913	1,201	6,747	6,215

Gross profit	948	265	2,111	1,188

Operating expenses
Selling and delivery	126	136	622	447
General and administrative	947	872	2,920	2,635

	1,073	1,008	3,542	3,082

Operating loss	(125)	(743)	(1,431)	(1,894)

Other income (expense)
Interest expense, net	(4)	—	(35)	(1)
Investment income (loss)	11	11	5	12
Other, net	1,998	104	2,333	494

	2,005	115	2,303	505

Income (loss) before income taxes	1,880	(628)	872	(1,389)
Income tax expense	—	—	—	—

Net income (loss)	$1,880	$(628)	$872	$(1,389)

Net income (loss) per share-basic	$0.32	$(.11)	$0.15	$(0.24)

Net income (loss) per share-diluted	$0.31	$(.11)	$0.14	$(0.24)

Basic weighted average shares outstanding	5,878	5,878	5,878	5,878

Diluted weighted average shares outstanding	6,078	5,878	6,078	5,878

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statement of Shareholders’ Equity

(in thousands)

	Common Shares *	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
For the Three Months Ended November 30, 2020
Balance, August 31, 2020 (unaudited)	5,878	$7,293	$281	$11,162	$(16,282)	$2,454
Net income	—	—	—	1,880	—	1,880

Balance, November 30, 2020 (unaudited)	5,878	$7,293	$281	$13,042	$(16,282)	$4,334

For the Nine Months Ended November 30, 2020
Balance, February 29, 2020 (audited)	5,878	$7,293	$281	$12,170	$(16,282)	$3,462
Net income	—	—	—	872	—	872

Balance, November 30, 2020 (unaudited)	5,878	$7,293	$281	$13,042	$(16,282)	$4,334

For the Three Months Ended November 30, 2019
Balance, August 31, 2019 (unaudited)	5,878	$7,293	$277	$12,615	$(16,282)	$3,903
Net loss	—	—	—	(628)	—	(628)
Share based compensation	—	—	2	—	—	2

Balance, November 30, 2019 (unaudited)	5,878	$7,293	$279	$11,987	$(16,282)	$3,277

For the Nine Months Ended November 30, 2019
Balance, February 28, 2019 (audited)	5,878	$7,293	$274	$13,376	$(16,282)	$4,661
Net loss	—	—	—	(1,389)	—	(1,389)
Share based compensation	—	—	5	—	—	5

Balance, November 30, 2019 (unaudited)	5,878	$7,293	$279	$11,987	$(16,282)	$3,277

*	Common shares are shown net of Treasury Shares

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2020	2019
Operating Activities
Net income (loss)	$872	$(1,389)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	163	168
Amortization of intangible assets	107	—
Provision for doubtful accounts	6	(13)
Provision for inventory reserve	45	40
Gain on extinguishment of Lexel Imaging PPP loan (Note 5)	(216)	—
Gain on disposal of assets	(1,724)	—
Non-cash charge for share based compensation	—	5
Realized/unrealized gain on investments	(5)	(12)
Other	4	(5)
Changes in working capital items:
Accounts receivable	65	1,304
Inventories	(813)	(372)
Prepaid expenses and other assets	193	276
Contract assets	(904)	—
Customer deposits	(596)	(865)
Accounts payable and accrued liabilities	105	621
Contract liabilities	—	(45)

Net cash used in operating activities	(2,698)	(287)

Investing Activities
Capital expenditures	—	(135)
Proceeds from sale of assets	2,028	—
Purchases of investments	(47)	—
Proceeds from the sales of investments	50	12

Net cash provided by (used in) investing activities	2,031	(123)

Financing Activities
Proceeds from related party loans	400	67
Repayments of noted payable to officers and directors	(1,227)	(100)
Repayments of long-term debt	—	(23)
Proceeds from line of credit	—	758
Proceeds from PPP related loans	988	—
Repayments on line of credit	—	(629)
Change on marginal float	4	—

Net cash provided by financing activities	165	73

Net change in cash and cash equivalents	(502)	(337)
Cash and cash equivalents, beginning of year	844	410

Cash and cash equivalents, end of period	$342	$73

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

November 30, 2020

Note 1. – Basis of Presentation of Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Video Display Corporation, Inc. and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 29, 2020 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of November 30, 2020, and for the three and nine months ended November 30, 2020 and 2019, have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the year ending February 28, 2021. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form 10-K for the year ended February 29, 2020 filed with the SEC on May 29, 2020.

Note 2. – Banking & Liquidity

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net profit for the three and nine month period ending November 30, 2020 primarily resulting from a $216 thousand gain recorded resulting from the forgiveness and related extinguishment of the debt (Note 5) and a $1,724 gain recognized on the sale of a building (Note 6). These gains are recorded in Other, net income in the condensed consolidated statements of operations. The Company had an increase in working capital, but had a decrease in liquid assets for the nine month period primarily as a result of a sale of a property it owned in the third quarter and using the proceeds to reduce current debt. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company has seen a rise in revenues this year and increased activity within the markets it serves. The Company expanded its revenues and markets with an acquisition in January, 2020 of a small display company. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2020 and February 29, 2020:

	November 30, 2020	February 29, 2020
Working capital	$2,744	$1,263
Liquid assets	$342	$844

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The fiscal year ended February 29, 2020 was a transition year for the Company. Many of the legacy programs the Company serviced were heading into new phases or the next generation of the product line. This caused delays in the normal flow of the orders for these programs. The Company is working with these customers and has received orders for one of these programs and expects other programs to be placing orders to be fulfilled in the next fiscal year. Also, the Company completed the transfer of its remaining CRT operations to its Lexel Imaging facility in Lexington, KY in fiscal 2021 which will reduce expenses in the CRT operation by having that business all under one roof. The Company also moved the corporate accounting functions to the Cocoa, Florida location in fiscal 2020 which allows the Company to become more efficient and save money on reducing redundant operations. Management continues to explore options to increase the liquidity of the Company. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Video Display Corporation and Subsidiaries

November 30, 2020

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

Video Display Corporation and Subsidiaries

November 30, 2020

Note 4. - Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	November 30, 2020	February 29, 2020
Raw materials	$3,770	$3,497
Work-in-process	1,482	773
Finished goods	837	1,006

	6,089	5,276
Reserves for obsolescence	(841)	(796)

	$5,248	$4,480

Note 5. – Paycheck Protection Promissory (“PPP”) Related Loans

On April 13, 2020 our Lexel Imaging subsidiary entered into a $216,200 Paycheck Protection Promissory Note (the “PPP Loan”) with the Central Bank and on April 23, 2020, Video Display Corporation entered into a $772,000 PPP Loan with the Renasant Bank. The PPP Loans were made under, and are subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The terms of the loans were two years with maturity dates of April 13, 2022 and April 23, 2022 and they contain a fixed annual interest rate of 1.00%. Payments of principle and interest on the PPP Loans are deferred for the first six months of the term of the PPP Loans until October 13, 2020 and October 23, 2020, respectively. Principle and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loans.

The Company has used the proceeds of the PPP Loans for Qualifying Expenses. The Company received forgiveness on the Lexel Imaging PPP Loan in November 2020 and therefore has recorded the $216,200 forgiveness of the loan within Other, net income on the condensed consolidated statements of operations for the three and nine months ending November 30, 2020. The forgiveness qualifies as a gain upon debt extinguishment and the related liability was removed from the condensed consolidated balance sheets as of November 30, 2020. In addition, the Company received forgiveness notification on the Video Display PPP Loan for $772,000 in December 2020 which has been disclosed as a subsequent event in Note 12.

As of November 30, 2020, $555 thousand of the total $772 thousand in Video Display PPP related loan was classified as a current liability on the condensed consolidated balance sheets. The extinguishment of the loan liability and recording of the forgiveness income will be reflected in fiscal fourth quarter 2021 results for the Video Display PPP loan as forgiveness notification was received after the fiscal third quarter 2021 balance sheet date.

Video Display Corporation and Subsidiaries

November 30, 2020

Note 6. – Leases

The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities.

Balance sheet information related to operating leases is as follows (in thousands):

November 30, 2020
Assets
Operating lease right-of-use assets	$1,256

Liabilities
Current portion of operating lease liabilities	$601
Noncurrent portion of operating lease liabilities	682

Total operating lease liabilities	$1,283

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $147 thousand for the three months ended November 30, 2020 and $440 thousand for the nine months ended November 30, 2020. The Company had $11 thousand of short-term lease costs for the nine months ended November 30, 2020. Operating lease costs were $147 thousand for the three months ended November 30, 2019 and $440 thousand for the nine months ended November 30, 2019.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $143 thousand during the three months ended November 30, 2020 and $429 thousand for the nine months ended November 30, 2020. The Company executed an equipment finance agreement on November 23, 2020 in the amount of $277 thousand for testing equipment related to the Company’s cyber security business. The agreement is considered a finance lease under ASC 842 and is for a period of three years with the first payment in December 2020 and the final payment in November 2023.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

November 30, 2020
Weighted average remaining lease term	2.2 years
Weighted average discount rate	6%

The following table summarizes the maturity of the Company’s operating lease liabilities as of November 30, 2020 (in thousands):

FY2021	147
FY2022	618
FY2023	263
FY2024	190
Thereafter	185

Total operating lease payments	1,403
Less imputed interest	(120)

Total operating lease liabilities	$1,283

Video Display Corporation and Subsidiaries

November 30, 2020

The following table summarizes the maturity of the Company’s finance lease liabilities as of November 30, 2020 (in thousands):

FY2021	45
FY2022	104
FY2023	104
FY2024	78

Total finance lease payments	331
Less imputed interest	(54)

Total finance lease liabilities	$277

Included above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by our chief executive officer) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $97 thousand for the three months ended November 30, 2020 and $291 thousand for the nine months ended November 30, 2020 (which is included in the total lease costs of $440 thousand noted above). Lease costs were also $97 thousand for the three months and $292 thousand for the nine months ended November 30, 2019.

The Company subleases certain of its warehousing space and also leases a building that it owns in Pennsylvania. The sublease expires concurrently with the head lease in March 2022. The Pennsylvania building was sold in September 2020 for net proceeds of $2.028 million which resulted in a gain on sale of assets in the amount of $1,724 thousand. The $1,724 thousand gain is recorded within Other, net income on the condensed consolidated statements of operations for the three and nine months ending November 30, 2020. The chart below was modified due to this sale.

FY2021	$36
FY2022	144
FY2023	12

Total	$192

Note 7. – Notes Receivable and Payable to Officers and Directors (Related Party Transactions)

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. Z-Axis is current on all scheduled payments regarding this note. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as a secured borrowing. The $ 0.9 million, 9% interest rate, note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note was $20 thousand, all classified as current (related party note receivable and related party note payable) as of November 30, 2020 and $189 thousand, all classified as current as of February 29, 2020, respectively.

Video Display Corporation and Subsidiaries

November 30, 2020

In January 2020, to assist the Company in funding the debt assumed resulting from the acquisition of Jaco Displays, LLC, the Company borrowed $505,180 from Ronald D. Ordway, CEO, comprised of cash proceeds received of $148,330 with the remaining $356,850 in debt assumed as the CEO personally funded certain liabilities resulting from the acquisition. The Company combined this amount borrowed with another $438,832 owed to Mr. Ordway in back rent along with $82,838 from previous borrowings, and signed a promissory note for the aggregate balance of $1,026,850 at a six percent interest rate due on or before July 24, 2020 with Mr. Ordway. The Company made a $35,000 payment to Mr. Ordway in March, 2020, and borrowed another $200,000 in August, 2020 leaving a balance of $1,191,850 at August 31, 2020. This note was paid in full on September 11, 2020 with part of the proceeds from the sale of a building the Company owned in Pennsylvania as disclosed in Note 6. Prior to November 30, 2020, the Company borrowed an additional $200,000 from the CEO which is classified as a current liability on the condensed consolidated balance sheet.

See Note 6 for a discussion of leases with related parties.

Note 8. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended November 30,
	2020	2019
Cash paid for: Interest	$1	$1

Non-cash activity:
Note receivable paid directly to officer (Z-Axis; Note 7)	$170	$155

Note payable to officer (Z-Axis; Note 7)	$170	$155

Forgiveness of Lexel Imaging PPP loan (Note 5)	$216	$—

Equipment finance lease (Note 6)	$277	$—

Imputed interest expense	$8	$22

Imputed interest income	$8	$22

Video Display Corporation and Subsidiaries

November 30, 2020

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month and nine month periods ended November 30, 2020 and 2019 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Three months ended November 30, 2020
Basic	$1,880	5,878	$0.32
Effect of dilution:
Options	—	200	—

Diluted	$1,880	6,078	$0.31

Three months ended November 30, 2019
Basic	$(628)	5,878	$(0.11)
Effect of dilution:
Options	—	—	—

Diluted	$(628)	5,878	$(0.11)

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Nine months ended November 30, 2020
Basic	$872	5,878	$0.15
Effect of dilution:
Options	—	200	—

Diluted	$872	6,078	$0.14

Nine months ended November 30, 2019
Basic	$(1,389)	5,878	$(0.24)
Effect of dilution:
Options	—	—	—

Diluted	$(1,389)	5,878	$(0.24)

Stock options convertible into 200,000 shares of the Company’s common stock were anti-dilutive in 2019 due to the net loss position and, therefore, were excluded from the three and nine months ended November 30, 2019 diluted earnings (loss) per share calculations.

Video Display Corporation and Subsidiaries

November 30, 2020

Stock-Based Compensation Plans

For the nine-month period ended November 30, 2020, there was no expense related to share-based compensation as all options were fully vested. For the period ended November 30, 2019, the Company recognized general and administrative expenses of $5 thousand related to share-based compensation.

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

No options were granted for the nine month period ending November 30, 2020 or for the nine month period ended November 30, 2019.

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

For the nine months ending November 30, 2020 and November 30, 2019, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at November 30, 2020.

Note 10. – Income Taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the nine month period ending November 30, 2020 and November 30, 2019 and a full valuation allowance has been allocated to the deferred tax assets created by these accumulated losses.

Note 11. – Legal Proceedings

The Company is involved in various legal proceedings related to claims arising in the ordinary course of business. The Company is not currently a party to any legal proceedings the result of which management believes is likely to have a material adverse impact on its business, financial position, results of operation or cash flows.

Note 12. – Subsequent Events

On December 9, 2020, the Company received forgiveness on the $772,000 Video Display PPP loan. As disclosed in Note 5, the extinguishment of the loan liability and recording of the forgiveness income will be reflected in fiscal fourth quarter 2021 results as forgiveness notification was received after the fiscal third quarter 2021 balance sheet date.

Video Display Corporation and Subsidiaries

November 30, 2020

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2020 Annual Report to Shareholders, which included audited condensed consolidated financial statements and notes thereto as of and for the fiscal year ended February 29, 2020, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company manufactures and distributes a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment—the manufacturing and distribution of displays and display components. The Company is organized into four interrelated operations aggregated into one reportable segment.

•

Simulation and Training Products – offers a wide range of projection display systems for use in training and simulation, military, medical, entertainment and industrial applications as well as high-end visual display products for use in video walls and command and control centers.

Video Display Corporation and Subsidiaries

November 30, 2020

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

Liquidity- The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net profit for the three and nine month period ending November 30, 2020 primarily resulting from a $216 thousand gain recorded resulting from the forgiveness and related extinguishment of the debt and a $1,724 gain recognized on the sale of a building. The Company had an increase in working capital, but had a decrease in liquid assets for the nine month period primarily as a result of a sale of a property it owned in the third quarter and using the proceeds to reduce current debt. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company has seen a rise in revenues this year and increased activity within the markets it serves. The Company expanded its revenues and markets with an acquisition in January, 2020 of a small display company. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2020 and February 29, 2020:

	November 30, 2020	February 29, 2020
Working capital	$2,744	$1,263
Liquid assets	$342	$844

Management has implemented a plan to improve the liquidity of the Company. The Company has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The fiscal year ended February 29, 2020 was a transition year for the Company. Many of the legacy programs the Company serviced were heading into new phases or the next generation of the product line. This caused delays in the normal flow of the orders for these programs. The Company is working with these customers and has received orders for one of these programs and expects other programs to be placing orders to be fulfilled in the next fiscal year. Also, the Company completed the transfer of its remaining CRT operations to its Lexel Imaging facility in Lexington, KY in fiscal 2021 which will reduce expenses in the CRT operation by having that business all under one roof. The Company also moved the corporate accounting functions to the Cocoa, Florida location in fiscal 2020 which allows the Company to become more efficient and save money on reducing redundant operations.

Video Display Corporation and Subsidiaries

November 30, 2020

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

Inventory management – The Company’s business units utilize different inventory components than the divisions had in the past. The Company has a reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at November 30, 2020 and February 29, 2020 are adequate.

Impact of COVID-19 – The Company has been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Financial results for the three and nine months ended November 20, 2020 have been impacted by COVID-19 due to delayed orders and/or the fulfillment of the related orders. However, the Company currently does not expect any material impact on our financial results for the remainder of fiscal 2021. Management continues to operate normally with the exception of enabling employees to work from home and abiding by travel restrictions issued by federal and local governments. If the COVID-19 pandemic continues, the Company may experience other disruptions that could severely impact the business, results of operations and prospects.

Results of Operations

The following table sets forth, for the three and nine months ended November 30, 2020 and 2019, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2020	2019	2020	2019
Sales
Simulation and Training (VDC Display Systems)	77.9%	19.0%	58.4%	45.6
Data Display CRT (Lexel and Data Display)	7.1	34.1	14.7	22.9
Broadcast and Control Centers (AYON Visual)	—	—	—	—
Cyber Secure Products (AYON Cyber Security)	2.6	29.5	16.3	20.3
Other Computer Products (Unicomp)	12.4	17.4	10.6	11.2

Total Company	100.0%	100.0%	100.0%	100.0
Costs and expenses
Cost of goods sold	66.9%	82.0%	76.2%	84.0
Selling and delivery	4.4	9.2	7.0	6.0
General and administrative	33.1	59.5	33.0	35.6

	104.4%	150.7%	116.2%	125.6
Operating loss	(4.4)%	(50.7)%	(16.2)%	(25.6)
Interest expense, net	(0.1)%	(0.0)%	(0.4)%	(0.0)
Other income, net	70.2	7.9	26.4	6.8

Income (loss) before income taxes	65.7%	(42.8)%	9.8%	(18.8)
Income tax expense	—	—	—	—

Net income (loss)	65.7%	(42.8)%	9.8%	(18.8)

Video Display Corporation and Subsidiaries

November 30, 2020

Net sales

Consolidated net sales increased 19.7% for the nine months ended November 30, 2020 and 95.1% for the three months ended November 30, 2020 compared to the nine months and three months ended November 30, 2019. The Display Systems division was up 53.0% for the nine months ended November 30, 2020 compared to the comparable periods last year. The completion of a video wall at a major customer and the completion of a significant portion of two simulators, along with new orders for a major contract have led the way to the increase. For the three months ended November 30, 2020, the Display System division was up 702.0% compared to the same three months last year. Last year sales were slow for this division as they waited on rebid for one of their large product lines. This was resolved and orders began to ship in the third quarter. The acquisition of Jaco Displays in January, 2020 has added a significant amount of revenue not only in this quarter but for the fiscal year to date. The Company is focused on the video wall business with a recent order for a video wall for a major customer and is in talks with another major company for several video walls. The Company is also focused on the ruggedized displays (displays specifically designed to operate reliably in harsh usage environments and conditions) and the simulation sectors of the business, pursuing opportunities in both the ruggedized displays and simulation business. The Company’s AYON Cyber Security (ACS) division is down 3.9% for the nine months ending November 30, 2020 compared to the nine months last year. ACS completed a large order for the Department of State that was awarded last year which has accounted for about two-thirds of its business this year. For the three months ending November 30, 2020, ACS was down 82.7%. The division has not been able to secure any new U.S. government business and very little business from Canada. Cyber service has been the primary revenue generator this quarter. The Data Display division showed an decrease of 23.1% for the nine months ended November 30, 2020 due to decreases in the sales of a specialty product know as a DVST (Direct view storage tube), and a decrease to airline simulator companies for replacement CRTs (Cathode Ray Tubes). The division is down 16.5% for the three months ended November 30, 2020 primarily due to the lack of DVST sales and replacement CRT sales, both hampered by COVID-19. The division expects to get new DVST orders and have the replacement CRT business pick up once COVID-19 is under control. The Company’s keyboard division is up 13.6% for the nine months ended November 30, 2020 and 39.2% for three months ended November 30, 2020 respectively compared to the same periods last year. The Company acquired this company in October of 2017. This division is expected to continue at this level of sales each quarter.

Gross margins

Consolidated gross margins increased both as a percentage to sales (23.8% to 16.1%) and actual dollars ($2,111 thousand to $1,188 thousand) for the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019. Gross margins increased for the three months ended November 30, 2020 compared to the three months ended November 30, 2019, both as a percentage to sales (33.1% to 18.1%) and actual dollars, ($948 thousand to $265 thousand).

VDC Display Systems gross margin percentage was 32.5% compared 15.0% and the gross margin dollars were $1,683 thousand compared to $507 thousand for the nine months ended November 30, 2020 and November 30, 2019 and 39.7% compared to (33.9)% and $885 thousand compared to ($94) thousand for the three months ended November 30, 2020 and November 30, 2019. VDC Display Systems gross margins improved for the year due to the product mix. The addition of the Jaco product line and the Multimedia Media Display (MMD) product line were the catalyst for the increase in margins. The improved gross margins should continue into the fourth quarter as the Company has additional orders for both of these product lines.

Video Display Corporation and Subsidiaries

November 30, 2020

AYON Cyber Security gross margin percentage was 14.6% compared to 29.1% and the gross margin dollars were $210 thousand compared to $437 thousand for the nine months ended November 30, 2020 and November 30, 2019 and 8.3% compared to 61.5% and $6 thousand compared to $266 thousand for the three months ended November 30, 2020 and November 30, 2019. The decrease in sales and the change in product mix caused an increase in material costs that contributed to the decrease in gross margins for the nine months ended November 30, 2020. The margins decreased farther as a percent to sales for the quarter ended November 30, 2019 due to the low volume of sales to cover fixed costs.

The keyboard division, Unicomp, had $364 thousand of gross margin dollars or 38.7% to sales for the nine months ending November 30, 2020 compared to $286 thousand or 34.7% for the nine months ending November 30, 2019. Their gross margin percentage decreased slightly to 37.5% for the three months ended November 30, 2020, but not up to last year’s three months ended November 30, 2019 at 38.8%. Actual gross margin dollars were $133 thousand compared to $99 thousand last year for the comparable quarter ended November 30, 2020. The Data Display division had a negative gross margin of $147 thousand or a negative 11.3% for nine months ending November 30, 2020. The Data Display division, which manufactures the cathode ray tubes at the Lexel Imaging facility had negative gross margin dollars of $42 thousand and a negative gross margin percentage of 2.5% for the nine months ended November 30, 2019. Lexel Imaging had a negative $77 in gross margins or a negative 38.1% for the three months ended November 30, 2020 compared to a negative $6 thousand or negative 1.2% for the comparable three months ended November 30, 2019.

Operating expenses

Operating expenses increased $460 thousand for the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019. The increase was due primarily to the addition of Jaco displays including two engineers, and one salesperson with all the expense associated with these employees. Another major increase with this acquisition is the amortization expense of the intangibles from the transaction. Operating expenses increased $66 for the three months ended November 30, 2020 compared to the three months ended November 30, 2019. The increase is attributed to the acquisition also offset by fluctuations in other areas particularly turnover of employees and traveling expenses.

Interest expense, net

Interest expense was $35 thousand for the nine months ending November 30, 2020. The interest expense was $1 thousand for the nine months ending November 30, 2019. There was $4 thousand for the three months ending November 30, 2020 and was negligible for the three months ending November 30, 2019. The interest expense is on the note payable to the CEO and the PPP loan. These notes payable are discussed in Notes 5 and 7 of the financial statements.

Other income, net

For the nine months ended November 30, 2020, the Company had $1,724 thousand in a gain on the sale of assets, $148 thousand in royalty income, $237 thousand in rental income, $216 in gain on extinguishment of debt, $9 thousand in discontinued scrap items, and $5 thousand in investment gains. For the nine months ended November 30, 2019, the Company earned $191 thousand in royalty income, $276 in rental income, $27 thousand in scrap sales, and $12 thousand investment income.

Video Display Corporation and Subsidiaries

November 30, 2020

For the three months ended November 30, 2020 the Company had $1,724 thousand in a gain on the sale of assets, $216 thousand in gain on extinguishment of debt, $56 thousand in rental income, $11 thousand in investment gains and $3 thousand in scrap sales. For the three months ended November 30, 2019, the Company earned $96 thousand in rental income, $9 thousand in scrap income and $11 thousand in investment income.

Income taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the nine month period ending November 30, 2020 and November 30, 2019. Although the Company shows a net profit for the year, due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Liquidity and Capital Resources

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net profit for the three and nine month period ending November 30, 2020 primarily resulting from a $216 thousand gain recorded resulting from the forgiveness and related extinguishment of the debt and a $1,724 gain recognized on the sale of a building. The Company had an increase in working capital, but had a decrease in liquid assets for the nine month period primarily as a result of a sale of a property it owned in the third quarter and using the proceeds to reduce current debt. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company has seen a rise in revenues this year and increased activity within the markets it serves. The Company expanded its revenues and markets with an acquisition in January, 2020 of a small display company. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2020 and February 29, 2020:

	November 30, 2020	February 29, 2020
Working capital	$2,744	$1,263
Liquid assets	$342	$844

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

Cash used by operations for the nine months ended November 30, 2020 was $2.7 million. Significant adjustments to net income included $1.9 million in gains resulting from the sale of a building and forgiveness of a PPP loan. Changes in working capital used $2.0 million, primarily due to an increase in contract assets of $0.9 million, an increase in custom deposits of $0.6 million and an increase in inventories $0.8 million, offset by a decrease in prepaid expenses of $0.2 million and accounts payable of $0.1 million. Cash used by operations for the nine months ended November 30, 2019 was $0.3 million.

Video Display Corporation and Subsidiaries

November 30, 2020

For the nine months ended November 30, 2020, cash provided by investing activities was $2 million and resulted from the sale of a building in third quarter fiscal 2021. Investing activities used $0.1 million for the nine months ended November 30, 2019 relating primarily to capital expenditures.

Financing activities provided $0.2 million for the nine months ended November 30, 2020 resulting from $1.0 million in proceeds received from the PPP Loans as discussed in Note 5 of the interim condensed consolidated financial statements, $0.4 million in proceeds borrowed from the CEO offset by repayments of $1.2 million in related party loans. Financing activities provided $0.1 million for the nine months ended November 30, 2019.

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

For the quarter ending November 30, 2020 and November 30, 2019, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at November 30, 2020.

Video Display Corporation and Subsidiaries

November 30, 2020

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

Reserves on Inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at November 30, 2020 and February 29, 2020 are adequate.

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

Video Display Corporation and Subsidiaries

November 30, 2020

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of November 30, 2020, the Company has established a valuation allowance of $5.9 million on the Company’s deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At November 30, 2020, the Company did not record any liabilities for uncertain tax positions.

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

November 30, 2020

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2020. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2020.

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

November 30, 2020

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

VIDEO DISPLAY CORPORATION

January 14, 2021	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 14, 2021	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer