Form 10-K
period 2021-02-28
VIDEO DISPLAY CORP
filed 2021-05-28
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-13394

VIDEO DISPLAY CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1217564
(State of Incorporation)	(IRS Employer Identification No.)

5155 King Street, Cocoa, Florida	32926
(Address of principal executive offices)	(Zip code)

(770) 938-2080

Registrant’s telephone number, including area code:

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	OTCMKTS

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

Indicate by check mark whether the registrant has filed a repon on and attestation io ns management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     YES   ☐    NO   ☒

As of August 31, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the Over the Counter Markets “OTCMKTS” was $694,142.

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2021 was 5,878,290.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to stockholders in connection with our 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

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

Consolidated Net Sales by division for fiscal 2021 are comprised of the following:

Simulation, Training and Display Products (65%)

Cyber Secure Products (12%)

Data Display CRTs (12%)

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

These product lines are used by the military branches such as the Navy and Air Force and various government agencies such as the Department of Defense and the Department of Energy. VDC also supplies direct view video walls into both the Command and Control and Broadcast markets

This portion of the Company’s operations, which contributed approximately 65% of fiscal 2021 consolidated net sales, involves the design, engineering, and manufacture of digital projector display units. The Company customizes these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.

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

Cyber Secure Products

The Company acquired the AYON Cyber Security (“ACS”) division in March 2012. ACS was formerly known as Hetra Products and most recently as StingRay56 before becoming part of Video Display Corporation. ACS specializes in advanced TEMPEST technology, also known as Emanation Security (EMSEC), products and custom engineering solutions to include extreme environmental performance and survivability technologies (MIL-STD-810 and DO-160) in support of military forces, intelligence agencies, prime contractors and niche commercial sectors worldwide. ACS has a long history of specializing in TEMPEST technology.    In addition to its TEMPEST products and services, the business also provides various contract services to government agencies and prime contractors. Services performed include design and testing solutions for defense and niche commercial uses worldwide. ACS has an office in the U.S., a representative in Canada, and technology partners around the globe. This division represented approximately 12% of fiscal 2021 consolidated net sales.

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

The Company’s CRT manufacturing operation of new and recycled CRTs is conducted at a facility located in Lexington, Kentucky (Lexel). The Company offers CRTs from other manufacturers at this facility as well. This division represented approximately 12% of fiscal 2021 consolidated net sales.

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

Other Computer Products

The Company acquired a small keyboard company on October 23, 2017. The Company long term plans are to use this as a platform to manufacture cyber-secure keyboards as part of the cyber security division. This division was 11% of the 2021 consolidated net sales.

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

Working Capital Practices

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for three of the last five years. The accumulated losses reported has resulted from a combination of lower revenues at certain divisions without a commensurate reduction of expenses. The Company has increased marketing efforts in its ruggedized displays, tempest services and small specialty displays. In addition, the Company has streamlined its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including a more user friendly website to market all the product lines it sells. The Company’s working capital and liquid asset position is presented as follows:

	February 28, 2021	February 29, 2020
Working capital	$3,602	$1,263
Liquid assets	$293	$844

As for significant liquidity impacting events that occurred during fiscal 2021, the Company sold a building it owned in Pennsylvania which provided $2 million in cash proceeds and also received approximately $2 million in PPP loans, of which $988 thousand has been forgiven to date. Cash proceeds resulting from the sale of the building were utilized to satisfy certain debt obligations in addition to supporting operations. The Company was able to increase revenue over the prior year and has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The fiscal year ended February 28, 2021 saw one of the legacy programs the Company traditionally serviced begin a new phase of production and provided approximately 35% of the Company’s revenue. The Company has expanded its cyber security business by adding a second testing chamber and a new testing machine for testing tempest products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company is also now involved in ruggedized displays, recently bringing on engineering familiar with these products and a salesperson who specializes in these products. The Company completed the transfer of the remaining CRT operations in Florida to its Lexel Imaging facility in Lexington, KY in order to make room for the new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The plan is to further reduce expenses by closing the Tucker, Georgia facility as soon as the lease expires in 2022. There is no line of credit or other financing currently in place other than the remaining PPP loans. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Concentration of Customers

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, industrial and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 48% and 52% of consolidated net sales for fiscal 2021 and 2020, respectively. Sales to foreign customers were approximately 7% and 11% of consolidated net sales for fiscal 2021 and 2020, respectively. The Company had two customers, DRS Laurel Technologies and Bell Helicopter with 20% and 16% of the Company’s consolidated net sales in fiscal 2021. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within eighteen months. The Company’s backlog was approximately $ 3.1 million at February 28, 2021 and $6.9 million at February 29, 2020. It is anticipated that more than 90% of the February 28, 2021 backlog will ship during fiscal 2022.

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

Employees

As of February 28, 2021, the Company employed 73 persons on a full-time basis. Of these, 18 were employed in executive, administrative, and clerical positions, 3 were employed in sales and distribution, 15 in engineering, and 37 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory. No employees are under collective bargaining agreements.

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

We currently derive a portion of our net sales (48% in fiscal 2021) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less than twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.

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

We may not be entitled to forgiveness of our recently received PPP Loans, and our application for the PPP Loans could in the future be determined to have been impermissible or could result in damage to our reputation.

In January and February 2021, we received proceeds of approximately $1.0 million from loans under the Paycheck Protection Program of the CARES Act, which we intend to use to retain employees, maintain payroll and make lease and utility payments. A portion of the PPP Loan may be forgiven by the SBA upon our application beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven is reduced if our full-time headcount declines or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loans will ultimately be forgiven by the SBA.

In order to apply for the PPP Loans, we were required to certify, among other things, that the current economic uncertainty made the PPP Loans request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loans, and that our receipt of the PPP Loans is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. However, on April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loans, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loans, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loans in its entirety. In addition, our receipt of the PPP Loans may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

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

A small portion of our consolidated net sales (7% in fiscal 2021) is made to foreign customers. We also receive a significant amount of our raw materials from foreign vendors. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases its former corporate headquarters at 1868 Tucker Industrial Road in Tucker, Georgia (within the Atlanta metropolitan area). This space occupies approximately 10,000 square feet of the total 59,000 square feet at this location. The Company entered into an agreement to sublease approximately 45,000 square feet of the Tucker, Georgia facility beginning January, 2019. Two locations, Cocoa, Florida and Lexington, Kentucky are leased from a related party at current market rates with the Cocoa, Florida space currently serving as the Corporate headquarters location. See Part III, Item 13 Certain Relationships and Related Transactions in this Annual Report on Form 10-K. Management believes the facilities to be adequate for its needs.

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

The following table shows the range of prices for the Company’s common stock as reported by the OTCMKTS for each quarterly period beginning on March 1, 2019. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 28, 2021		February 29, 2020
Quarter Ended	High	Low	High	Low
May	1.19	.90	1.50	1.00
August	2.07	.97	1.50	1.00
November	2.05	1.12	1.50	1.01
February	3.10	1.00	1.15	.90

There were approximately 120 holders of record of the Company’s common stock as of May 15, 2021.

Payment of cash dividends in the future will be dependent upon the consolidated earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 28, 2021 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.

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

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During fiscal 2021 and 2020, the Company did not repurchase any shares of the Company’s stock. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 28, 2021.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company manufactures and distributes a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is organized into the following four interrelated divisions that have similar products and markets served and therefore are aggregated into one reportable segment:

•

Simulation and Training Products– offers a wide range of projection display systems for use in training, simulation, military, medical, industrial applications, video walls and command and control centers including ruggedized displays.

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

During fiscal 2021, management of the Company focused key resources on strategic efforts to support the efforts of operations to increase market share. The Company also seeks to look for acquisition opportunities that enhance the profitability and shareholder value of the Company. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management - The Company monitors its inventory for obsolescence due to the rapid changes in display technology. The Company inventory reserves were unchanged in the fiscal year ending February 28, 2021 and disposed of $0.1 million in various raw material parts and demo equipment at its VDC Display division and AYON Cyber Security divisions.

The Company’s remaining business units utilize different inventory components than the divisions had in the past. The Company provides for an obsolescence reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at February 28, 2021 to be adequate.

Impact of COVID-19 – The Company has been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Financial results for fiscal 2021 were impacted by COVID-19 due to delayed orders and/or the fulfillment of the related orders. However, the Company currently does not expect any material impact on our financial results for fiscal 2022. Management continues to operate normally with the exception of enabling employees to work from home and abiding by travel restrictions issued by federal and local governments. If the COVID-19 pandemic continues, the Company may experience other disruptions that could severely impact the business, results of operations and prospects.

Operations

The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):

(See Item 1. Business – Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions.)

	2021		2020
	Amount	%	Amount	%
Net Sales
Simulation and Training	8,143	65.0%	4,921	46.4%
Data Display CRTs	1,496	11.9	2,541	24.0
Cyber Secure Products	1,558	12.4	1,990	18.8
Other Computer Products	1,344	10.7	1,145	10.8

Total net sales	12,541	100.0	10,597	100.0

Costs and expenses
Cost of goods sold	9,925	79.2%	8,220	77.6%
Selling and delivery	905	7.3	623	5.9
General and administrative	3,989	31.8	3,637	34.3

	14,819	118.3	12,480	117.8
Loss from operations	(2,278)	(18.2)	(1,883)	(17.8)

Interest expense, net	(4)	(0.0)	(8)	(0.1)
Investment gain	5	0.0	12	0.1
Gain on extinguishment of PPP loans	988	7.9	—	0.0
Gain on disposal of assets	1,724	13.8	—	0.0
Other income, net	410	3.3	673	6.4

Income (loss) before income taxes	845	6.8	(1,206)	(11.4)
Income tax expense	33	0.3	—	—

Net income (loss)	812	6.5	(1,206)	(11.4)

Fiscal 2021 Compared to Fiscal 2020

Net Sales

Consolidated net sales increased 18.4% for year ended February 28, 2021 compared to the year ended February 29, 2020 and increased 15.3% for the three months ended February 28, 2021 compared to the comparable three months last year. The Company’s AYON Cyber Security (ACS) division is down 21.7% for the year ended February 28, 2021 compared to fiscal year ended February 29, 2020 and decreased 76.6% for the three months ended February 28, 2021 compared to the same three months last year. Their business was down significantly with their two top customers from the prior year. Also, the division saw their Canadian Tempest business continue to decrease as it dropped over 50% from the prior year. The Display Systems division increased by 65.5% for the year ended February 28, 2021 compared to last year and was up 92.7% for the quarter ended February 28, 2021 compared to the same three months last year. The division increased sales due to large sales of Multi Mission Display products as the legacy program ramped up this year after being soft in the prior year. The division also increased revenue on the completion and the partial completion of multiple projects for a division of a large multinational company. The acquisition of JACO Displays on January 21, 2020, a small display company out of Tampa, Florida added over $2.0 million of sales in FY 2021 to this division. The Data Display division sales were down 41.1% for the year ended February 28, 2021 due to issues related to the pandemic. The division sells a specialty product, a direct view storage tube (DVST) to two customers in Asia. Orders are expected from both customers, but due to the pandemic, the funds which would have been used for these products were diverted to other priorities. The division also sells replacement CRTS for flight simulators. Because of reduced use of the simulators because of less travel the demand for these products decreased. The Lexel division will be dependent on continued sales of the DVST products and steady sales of its cathode ray tube products (CRTs) to increase their sales. Lexel had a decrease of 77.2% for three months ended February 28, 2021 compared to the three months ended February 29, 2020. The Company’s keyboard division, posted sales of $1.3 million and $0.4 million for the year and three months ended February 28, 2021 compared to $1.1 million and $0.3 million for the comparable periods last year, respectively. This division is expected to increase their level of sales in the upcoming year as they recently launched a new product line.

Gross Margins

Consolidated gross margins decreased to 20.9% for fiscal 2021 from 22.4% for fiscal 2020. Overall gross margin dollars increased by $0.2 million versus the prior fiscal year due to increased revenues.

ACS gross margin percentage was 5.9% compared to 33.5% and the gross margin dollars were $93 thousand compared to $666 thousand for the year ended February 28, 2021 compared to the year ended February 29, 2020. For the three months ended February 28, 2021 compared to the same period last year, ACS gross margin percentage was a negative 103.7% compared to 47.0% and gross margin dollars were a negative $118 thousand compared to $229 thousand.

VDC Display Systems (VDCDS) gross margin percentage was 28.7% compared to 20.8% in the prior year and the gross margin dollars were $2,339 thousand compared to $1,022 thousand for the year ended February 28, 2021 compared to the year ended February 29, 2020. For the three months ended February 28, 2021 compared to the same period last year, VDCDS gross margin percentage was 22.1% compared to 33.4%. Gross margin dollars were $656 thousand compared to $515 thousand.

The keyboard division, Unicomp, had $526 thousand of gross margin dollars or 39.1% to sales for the year ended February 28, 2021 and $430 thousand of gross margin dollars or 37.6% for the year ended February 29, 2020. For the quarter ended February 28, 2021, Unicomp had $162 thousand of gross profit or 40.1% compared to $143 thousand or 45.1%.

The Data Display division had a negative $341 thousand in gross margin dollars for the year ended February 28, 2021 compared to $259 thousand for the year ended February 29, 2020. The Data Display division for Lexel had a negative $195 thousand in gross margin dollars for the three months ended February 28, 2021 compared to $302 thousand for the three months ended February 29, 2020. Gross margins are expected to improve in fiscal 2022 as revenues are expected to improve as the country and the world get over the pandemic and the pent up demand is met.

Operating Expenses

Operating expenses as a percentage of sales decreased slightly to 39.1% for fiscal 2021 from 40.2% in fiscal 2020. Total operating expenses increased 14.9% from $4.3 million in fiscal 2020 to $4.9 million in fiscal 2021, primarily due to additional expenditures incurred resulting from the JACO acquisition.

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

Interest Expense

Interest expense was $4 thousand in fiscal 2021 and $8 thousand for fiscal 2020 related to the Company’s obligations. The marginal decrease in interest expense results from a lower average in debt obligations outstanding.

Other Income

In fiscal 2021, the Company had $1,724 thousand in a gain on the sale of assets, $148 thousand in royalty income, $278 thousand in rental income, $988 thousand in gain on the extinguishment of debt, $16 thousand in scrap sales, $5 thousand in investment gains and a net of $32 thousand in other expense including exchange rate differences and commissions on rentals. In fiscal 2020, the Company earned $0.7 million in other income, primarily due to $0.2 million in royalty income, $0.4 million in rental income and $0.1 million in investment income and scrap.

Income Taxes

The Company had $33 thousand of taxes at the state level on approximately $0.8 million in total net income, with a full valuation at the federal level provided due to historical losses resulting in an effective tax rate of 3.9%. In fiscal 2020, the Company had a net loss before taxes of approximately $1.2 million in which a full valuation allowance was provided due to historical losses resulting in an effective tax rate of 0%.

Liquidity and Capital Resources

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for three of the last five years. The accumulated losses reported has resulted from a combination of lower revenues at certain divisions without a commensurate reduction of expenses. The Company has increased marketing efforts in its ruggedized displays, tempest services and small specialty displays. In addition, the Company has streamlined its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including a more user friendly website to market all the product lines it sells. The Company’s working capital and liquid asset position is presented as follows:

	February 28, 2021	February 29, 2020
Working capital	$3,602	$1,263
Liquid assets	$293	$844

As for significant liquidity impacting events that occurred during fiscal 2021, the Company sold a building it owned in Pennsylvania which provided $2 million in cash proceeds and also received approximately $2 million in PPP loans, of which $988 thousand has been forgiven to date. Cash proceeds resulting from the sale of the building were utilized to satisfy certain debt obligations in addition to supporting operations. The Company was able to increase revenue over the prior year and has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The fiscal year ended February 28, 2021 saw one of the legacy programs the Company traditionally serviced begin a new phase of production and provided approximately 35% of the Company’s revenue. The Company has expanded its cyber security business by adding a second testing chamber and a new testing machine for testing tempest products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company is also now involved in ruggedized displays, recently bringing on engineering familiar with these products and a salesperson who specializes in these products. The Company completed the transfer of the remaining CRT operations in Florida to its Lexel Imaging facility in Lexington, KY in order to make room for the new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The plan is to further reduce expenses by closing the Tucker, Georgia facility as soon as the lease expires in 2022. There is no line of credit or other financing currently in place other than the remaining PPP loans. If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Cash used in operations was $3.5 million in fiscal 2021 compared to providing $0.5 million in fiscal 2020. During fiscal 2021, the net profit from operations was $0.8 million and adjustments to reconcile net income to net cash were $2.3 million with $0.1 million in inventory reserves, and by $0.2 million in depreciation. Working capital related accounts used $2.0 million in cash with contract assets using $1.5 million, customer deposits using $0.6 million, and accounts payable and accrued liabilities using $0.4 million, offset by an decrease in inventories of $0.5 million and a decrease in prepaid of 0.1 million.

Investing activities provided $1.9 million in fiscal 2021. The Company received $2.0 million in proceeds from the sale of a building partially offset by $60 thousand in capital expenditures. For fiscal 2020, $0.1 million was used in investing activities primary resulting from capital expenditures.

Financing activities provided $1.0 million for the year ended February 28, 2021. The Company received $2.0 million in PPP loans and $0.6 million from related party loans partially offset by the repayment of $1.6 million on notes payable to officers and directors. Financing activities provided $0.1 million for the year ended February 29, 2020 resulting primarily from proceeds received on related party notes.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During fiscal years 2021 and 2020, the Company did not repurchase any of the Company’s stock. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 28, 2021.

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

The Company also borrows money from the Chief Executive Officer on a short-term basis when funds are needed as disclosed in Note 4. On March 30, 2016 Video Display Corporation entered into an assignment with recourse of their note receivable from Z-Axis, Inc. with Ronald D. Ordway and Jonathan R. Ordway for the sum of $912 thousand. The Company also retained the right to repurchase the note at any time for 80% of the outstanding principle balance. In the event of default by Z-Axis, the Company was obligated to repurchase the note for 80% of the remaining balance plus any accrued interest. This obligation has been fully satisfied as of February 28, 2021.

In conjunction with the acquisition of Jaco Displays, LLC, the Company borrowed $505,180 from Ronald D Ordway, CEO to fund the acquisition, and combined the amount borrowed with another $438,832 owed to Mr. Ordway in back rent along with $82,838 from previous borrowings, and signed a promissory note for $1,026,850 at a six percent interest rate due on or before July 24, 2020 with Mr. Ordway. This obligation along with other obligations that were owed to the chief executive officer were fully satisfied as of February 28, 2021.

Contractual Obligations

Future contractual maturities of long-term debt, future contractual obligations due under operating and finance leases, and other obligations at February 28, 2021 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
PPP note obligations	$1,120	$—	$516	$604	$—
Finance lease obligations	286	104	182	—	—
Operating lease obligations	1,232	576	466	190	—

Note payable	100	100	—	—	—
Warranty reserve obligations	41	41	—	—	—

Total	$2,779	$821	$1,164	$794	$—

Critical Accounting Policies and Estimates

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

Reserves on inventories

Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. In fiscal 2021, the Company increased the inventory reserves by $0.1 million which was offset by a $0.1 million write off of inventory against the reserve primarily at VDC Display Systems. The Company determined VDC Display Systems is the most vulnerable to inventory obsolescence due to the size and age of its inventory and the changes in its market. The Company did not have significant changes in inventory reserves as the inventory management has improved and the number of inventory items has stabilized. The Company cannot guarantee the accuracy of future forecasts since these estimates are subject to change based on market conditions. The reserve for inventory obsolescence was approximately $0.8 million at February 28, 2021 and February 29, 2020, respectively.

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

The Company’s simulation and video wall systems are custom-built (using commercial off-the-shelf products) to customer specifications under fixed price contracts. Judgment is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. Generally, these contracts contain one performance obligation (the installation of a fully functional system). The Company recognizes revenue for these systems over time as control is transferred based on labor hours incurred on each project.

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

Income taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has established a valuation allowance of $5.0 million on the Company’s deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC Topic 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At February 28, 2021, the Company did not record any liabilities for uncertain tax positions.

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

Recent Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements and their effect on the Company.

Impact of Inflation

Inflation has not had a material effect on the Company’s results of operations to date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risks include changes in technology and government spending. The rapid advances in video and projection technology present a challenge for the Company’s management and engineers to be able to meet the ever-changing demands in the markets in which it operates. The Company did a significant amount of business with the government (48% of revenues) in fiscal 2021. Failure of the government to continue to fund programs in the Company’s markets could have a detrimental effect on the Company.

Item 8. Financial Statements and Supplementary Data.

Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Video Display Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the Company) as of February 28, 2021 and February 29, 2020, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Inventories

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company’s consolidated inventory balance was $4,027,000 as of February 28, 2021. Management values inventories at the lower of cost or net realizable value. Costs include materials, labor and manufacturing overhead and is computed on a first-in-first-out basis. Management evaluates the carrying value of its inventories taking into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices management expects to obtain for products in its various markets. Management adjusts excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of goods sold.

Auditing management’s estimate of inventory valuation discount due to excess and obsolete inventory was complex and judgmental due to the significant estimation required to determine the value of the inventory. In particular, the value estimate was sensitive to significant assumptions, such as changes in technology and aging of the inventory, costing of inventory, and near-term revenue and operating margin projections, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s inventory estimation process. To test the estimated value of the inventory we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions and the underlying data used by the Company in its analysis. For example, these procedures included, among others, performing procedures to test the existence of inventory, evaluating and testing management’s process for determining the valuation of inventory and testing the classification of inventory.

Revenue Recognition – Percentage-of-Completion Method

Description of the Matter

As described in Note 1 of the consolidated financial statements, for those long-term fixed-price contracts for which control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally accounts for these contracts using the cost-to-cost measure of progress. Under the cost-to-cost measure of progress, the estimation of progress toward completion is subject to assumptions and variables and requires significant judgment.

Auditing the Company’s estimate of total contract costs at completion is especially challenging due to the judgmental and subjective nature of the estimation of remaining costs to complete, including material, labor and subcontracting costs, among others, unique to each revenue arrangement. In particular, the significant estimation related to management’s judgment in estimating contract costs and evaluating changes in the estimates of costs at completion as circumstances change and as new information is received. The revisions in contract estimates can materially affect the Company’s operating results.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the Company’s revenue recognition review process. To test the estimate of contract costs to complete, our audit procedures included, among others, testing significant components of the estimate noted above, assessing the completeness of the cost estimates, reviewing changes in the estimates from previous periods and testing underlying data used by management. For example, our procedures included discussing project status with business personnel responsible for managing the contractual arrangements, inspecting evidence to support the assumptions made by management, and evaluating the key assumptions utilized in development of the remaining contract costs to complete the arrangement. We also reviewed documentation of management’s estimates through the reporting date for evidence of changes that would impact estimates as of the balance sheet date.

/s/ Hancock Askew & Co., LLP

We have served as the Company’s auditor since 2017.

Peachtree Corners, Georgia

May 28, 2021

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 28,	February 29,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$293	$844
Accounts receivable, less allowance for bad debts of $12 and $9	1,314	1,305
Notes receivable due from officers and directors, current (Note 4)	—	189
Inventories, net	4,027	4,480
Contract assets	1,534	—
Prepaid expenses and other current assets	279	411

Total current assets	7,447	7,229

Property, plant and equipment:
Land	—	154
Buildings	766	2,756
Construction in progress	130	106
Machinery and equipment	5,162	4,861

	6,058	7,877
Accumulated depreciation	(4,979)	(6,607)

Net property, plant and equipment	1,079	1,270

Right of use assets under operating leases	1,127	1,631
Intangible assets, net	247	387
Other noncurrent assets	2	2

Total assets	$9,902	$10,519

The accompanying notes are an integral part of these consolidated statements.

	February 28,	February 29,
	2021	2020
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$602	$1,256
Accrued liabilities	728	499
Customer deposits	1,717	2,338
Current maturities of financing lease obligations	98	—
Current operating lease liabilities Note payable	601 100	557 100
Notes payable to officers and directors, current (Note 4)	—	1,216

Total current liabilities	3,846	5,966
Long-term operating lease liabilities	556	1,091
Finance lease obligations less current maturities	142	—
PPP related loans, non-current	1,084	—

Total liabilities	5,628	7,057

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued; 5,878 outstanding at February 28, 2021 and February 29, 2020	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	12,982	12,170
Treasury stock, 3,854 shares, at cost	(16,282)	(16,282)

Total shareholders’ equity	4,274	3,462

Total liabilities and shareholders’ equity	$9,902	$10,519

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	February 28, 2021	February 29, 2020
Net sales	$12,541	$10,597
Cost of goods sold	9,925	8,220

Gross profit	2,616	2,377

Operating expenses
Selling and delivery	905	623
General and administrative	3,989	3,637

	4,894	4,260

Operating loss	(2,278)	(1,883)

Other income (expense)
Interest expense, net	(4)	(8)
Investment gain	5	12
Gain on extinguishment of PPP loans	988	—
Gain on disposal of assets	1,724	—
Other income, net	410	673

Total other income, net	3,123	677

Income (loss) before income taxes	845	(1,206)
Income tax expense	33	—

Net income (loss)	$812	$(1,206)

Net income (loss) per share-basic	$0.14	$(0.21)

Net income (loss) per share-diluted	$0.13	$(0.21)

Average shares outstanding – basic	5,878	5,878

Average shares outstanding – diluted	6,078	5,878

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance, February 28, 2019	5,878	$7,293	$274	$13,376	$(16,282)	$4,661
Net loss	—	—	—	(1,206)	—	(1,206)
Share based compensation	—	—	7	—	—	7

Balance, February 29, 2020	5,878	$7,293	$281	$12,170	$(16,282)	$3,462
Net income	—	—	—	812	—	812

Balance, February 28, 2021	5,878	$7,293	$281	$12,982	$(16,282)	$4,274

*	Common Shares are shown net of Treasury Shares

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	February 28, 2021	February 29, 2020
Operating Activities
Net income (loss)	$812	$(1,206)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	223	226
Amortization of intangible assets	140	—
Change in provision for doubtful accounts	3	(7)
Changes in provision for inventory reserve	2	(63)
Gain on extinguishment of PPP loans	(988)	—
Share based compensation	—	7
Gain on disposal of assets	(1,724)	—
Gain on sale of investments	(5)	(12)
Other	10	—
Changes in working capital items:
Accounts receivable	(12)	681
Inventories	451	(866)
Prepaid expenses and other assets	132	69
Accounts payable and accrued liabilities	(425)	440
Contract assets	(1,534)	—
Customer deposits	(621)	1,182
Other liabilities	—	14

Net cash (used in) provided by operating activities	(3,536)	465

Investing Activities
Capital expenditures	(59)	(135)
Purchases of investments	(47)	(60)
Proceeds from sale of assets	2,028	—
Proceeds from sale of investments	50	72

Net cash provided by (used in) investing activities	1,972	(123)

Financing Activities
Proceeds from related party loans	600	148
Proceeds from PPP related loans	2,073	—
Repayments of lease financing	(37)	—
Repayments of long-term debt	—	(23)
Proceeds from line of credit	—	917
Repayments on line of credit	—	(917)
Change on marginal float	4	—
Repayments of notes payable to officers and directors	(1,627)	(33)

Net cash provided by financing activities	1,013	92
Net change in cash and cash equivalents	(551)	434
Cash and cash equivalents, beginning of year	844	410

Cash and cash equivalents, end of year	293	844

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

Fiscal Year

All references herein to “2021” and “2020” mean the fiscal years ended February 28, 2021 and February 29, 2020, respectively.

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

Going Concern, Banking and Liquidity

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for three of the last five years. The accumulated losses reported has resulted from a combination of lower revenues at certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position is presented as follows:

	February 28, 2021	February 29, 2020
Working capital	$3,602	$1,263
Liquid assets	$293	$844

During 2021, the Company sold a building it owned in Pennsylvania (Note 9) which provided $2 million in cash proceeds and also received approximately $2 million in PPP loans, of which $988 thousand has been forgiven to date (Note 3). Cash proceeds resulting from the sale of the building were utilized to satisfy certain debt obligations in addition to supporting operations.

Management’s plans with regard to these matters are as follows: The Company has increased marketing efforts in its ruggedized displays, tempest services and small specialty displays. In addition, the Company has streamlined its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including a more user friendly website to market all the product lines it sells. The Company was able to increase revenue over the prior year and has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The Company has expanded its cyber security business by adding a second testing chamber and a new testing machine for testing tempest products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company completed the transfer of the remaining CRT operations in Florida to its Lexel Imaging facility in Lexington, KY in order to make room for the new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The plan is to further reduce expenses by closing the Tucker, Georgia facility as soon as the lease expires in 2022. There is no line of credit or other financing currently in place other than the remaining PPP loans.

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

Contract assets represents revenue recognized in excess of amounts billed. Contract liabilities represents amounts collected prior to having completed performance on certain of our simulation or video wall system projects and are reported as Customer deposits on the accompanying consolidated balance sheets. The change in contract liabilities is due to the timing of customer deposits for orders offset by customer deposits recognized as revenue during the period. As of February 28, 2021 and February 29, 2020, approximately $664 thousand and $404 thousand, respectively, of revenue is expected to be recognized from remaining performance obligations for percentage of completion projects (including deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods). We expect to recognize revenue for these remaining performance obligations over the next 24 months. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

The following table presents the Company’s revenue disaggregated by division (in thousands):

	2021	2020
Simulation and training (including video walls)	$8,143	$4,921
Cyber security	1,558	1,990
Data displays	1,496	2,541
Other computer products (keyboards)	1,344	1,145

Total revenue	$12,541	$10,597

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

Assets measured at fair value on a recurring basis by the Company consist of investment securities that are held for trading using Level 1 inputs. The Company owned investment securities during each of the last two fiscal years. However, all investment security positions were liquidated as of February 28, 2021 and February 29, 2020.

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

The following is a roll-forward of the allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions		Balance at End of Period
February 28, 2021	$9	$23		$(20)	$12
February 29, 2020	$16	$—		$(7)	$9

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

Reserves on inventories result in a charge to cost of goods sold when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. The reserve for inventory obsolescence was approximately $0.8 million at February 28, 2021 and February 29, 2020.

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

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. In addition, leasehold improvements are amortized over the shorter of the useful life of the asset or the related lease term. Depreciation expense totaled approximately $223 thousand and $226 thousand for the fiscal years ended 2021 and 2020, respectively. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred.

Business Combinations

When the Company acquires businesses, it applies the acquisition method of accounting and recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree at their fair values on the acquisition date, which requires significant estimates and assumptions. Goodwill, if any, would be measured as the excess of the fair value of the consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method requires the Company to record provisional amounts for any items for which the accounting is not complete at the end of a reporting period. The Company must complete the accounting during the measurement period, which cannot exceed one year. Adjustments made during the measurement period could have a material impact on the Company’s financial condition and results of operations.

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

Share Repurchase Program

The Company has a share repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014 the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal years ended February 28, 2021 and February 29, 2020, the Company did not repurchase any of its shares. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 28, 2021.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain tax loss carryforwards, less any valuation allowance.

The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of February 28, 2021 and February 29, 2020, the Company did not have any material unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued as of February 28, 2021 and February 29, 2020.

The Company’s tax years ended back to fiscal 2018 remain open to examination by the Internal Revenue Service (“IRS”).

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

The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for 2021 and 2020, (in thousands, except for per share data):

	Net Income (Loss)	Average Shares Outstanding	Net Income (Loss) Per Share
2021
Basic	812	5,878	0.14
Effect of dilution:
Options	—	200	—

Diluted earnings per share	812	6,078	0.13

2020
Basic	(1,206)	5,878	(0.21)
Effect of dilution:
Options	—	—	—

Diluted earnings per share	(1,206)	5,878	(0.21)

Stock options convertible into 200,000 shares of the Company’s common stock were anti-dilutive in fiscal 2020 due to the net loss position and therefore, were excluded from the fiscal 2020 diluted earnings (loss) per share calculation.

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

Sales to foreign customers were 7% of consolidated net sales for fiscal 2021 and 11% of consolidated net sales for fiscal 2020.

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

Note 2. Inventories

Inventories consisted of the following (in thousands):

	February 28,	February 29,
	2021	2020
Raw materials	$2,888	$3,497
Work-in-process	1,166	773
Finished goods	771	1,006

	4,825	5,276
Reserves for obsolescence	(798)	(796)

	$4,027	$4,480

The following is a roll forward of the inventory reserves (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2021	$796	$94	$(92)	$798
February 29, 2020	$859	$55	$(118)	$796

During fiscal 2021 and 2020, the Company wrote off or disposed of inventories of $0.1 and $0.1 million, respectively, of which all were previously reserved for through inclusion in the inventory reserve.

Note 3. Paycheck Protection Promissory (“PPP”) Related Loans

On April 13, 2020 our Lexel Imaging subsidiary entered into a Paycheck Protection Promissory Note (the “PPP Loan”) with the Central Bank for $216,200 and on January 27, 2021 entered into a second round PPP Loan for $304,442. On April 23, 2020, Video Display Corporation entered into a $772,000 first round PPP Loan with the Renasant Bank and on February 11, 2021, entered into a second round PPP Loan with Central Bank for $780,112. The PPP Loans were made under, and are subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The terms of the two outstanding loans are five years with maturity dates of January 27, 2026 and February 11, 2026 and they contain a fixed annual interest rate of 1.00%. Payments of principle and interest on the PPP Loans are deferred for the first sixteen months of the term of the PPP Loans until July 27, 2022 and August 11, 2022, respectively. Principle and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loans.

The Company believes it has used the proceeds of the PPP Loans for Qualifying Expenses. The Company received forgiveness on the first round $216,200 Lexel Imaging PPP Loan in November 2020 and on the first round $772,000 Video Display PPP Loan in December 2020. The $988,200 debt forgiveness was recorded as a gain upon debt extinguishment in the consolidated statements of operations with the related liability removed from the consolidated balance sheets.

As of February 28, 2021, the Company has a long-term liability of $1,084 thousand related to the second round outstanding PPP Loans on the consolidated balances sheets.

Note 4. Notes Receivable and Payable to Officers and Directors (Related Party Transactions)

On March 30, 2016, the Company entered into an assignment with recourse of the note receivable from Z-Axis Inc. (Z-Axis) with Ronald D. Ordway, CEO, and Jonathan R. Ordway, related parties, for the sum of $912 thousand. The note receivable is collateralized by a security interest in the shares of Z-Axis as well as a personal guaranty of its majority shareholder. The Company retains the right to repurchase the note at any time for 80% of the outstanding principle balance. Also, in the event of default by Z-Axis, the Company is obligated to repurchase the note for 80% of the remaining principle balance plus any accrued interest. Accordingly, the Company has recognized this transaction as a secured borrowing. The $0.9 million, 9% interest rate note originated on March 30, 2016, with payments beginning on April 16, 2016 and continuing for 56 months thereafter. The balance of the note was paid off in December 2020.

In January 2020, to assist the Company in funding the debt assumed resulting from the acquisition of Jaco Displays, LLC, the Company borrowed $505,180 from Ronald D. Ordway, CEO, comprised of cash proceeds received of $148,330 with the remaining $356,850 in debt assumed as the CEO personally funded certain liabilities resulting from the acquisition. The Company combined this amount borrowed with another $438,832 owed to Mr. Ordway in back rent along with $82,838 from previous borrowings, and signed a promissory note for the aggregate balance of $1,026,850 at a six percent interest rate due on or before July 24, 2020 with Mr. Ordway. The Company made a $35,000 payment to Mr. Ordway in March 2020 and borrowed another $200,000 in August 2020 leaving a balance of $1,191,850 at August 31, 2020. This note was paid in full on September 11, 2020 with part of the proceeds from the sale of a building the Company owned in Pennsylvania as disclosed in Note 9. From November 2020 through January 2021, the Company borrowed an additional $400,000 from the CEO which was paid in full in February 2021. The CEO also forgave approximately $36,000 in accrued interest on these loans.

As of February 28, 2021, there are no notes receivables or notes payables outstanding with officers and directors.

Note 5. Accrued Expenses and Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2021 and 2020. The Company provides no other guarantees.

	2021	2020
Balance at beginning of year	51	37
Change in provision based on current year sales activity	8	63
Warranty costs incurred	(18)	(49)

Balance at end of year	41	51

Accrued liabilities consisted of the following (in thousands):

	February 28, 2021	February 29, 2020
Accrued compensation and benefits	$298	$238
Accrued commissions	303	2
Accrued property taxes	8	56
Accrued warranty	41	51
Accrued other	78	152

	$728	$499

Note 6. Stock Options

The Video Display Corporation 2006 Stock Incentive Plan (“Plan”), provides options to purchase up to 500,000 shares of the Company’s common stock may be granted and up to 100,000 restricted common stock shares may be awarded. Options may not be granted at a price less than the fair market value, determined on the day the options are granted. Options granted to a participant who is the owner of ten percent or more of the common stock of the Company may not be granted at a price less than 110% of the fair market value, determined on the day the options are granted. The exercise price of each option granted is fixed and may not be re-priced. The life of each option granted is determined by the plan administrator, but may not exceed the lesser of seven years from the date the participant has the vested right to exercise the option, or nine years from the date of the grant. The life of an option granted to a participant who is the owner of ten percent or more of the common stock of the Company may not exceed five years from the date of grant. All full-time or part-time employees, and Directors of the Company, are eligible for participation in the Plan. In addition, any consultant or advisor who renders bona fide services to the Company, other than in connection with the offer or sale of securities in a capital-raising transaction, is eligible for participation in the Plan. The Plan may be terminated by action of the Board of Directors.

Information regarding the stock option plans is as follows:

	Number of Options (in thousands)	Average Exercise Price Per Share
Outstanding at February 28, 2019	200	$0.82
Granted	—	—
Forfeited or expired	—	—

Outstanding at February 29, 2020	200	$0.82
Granted	—	—
Forfeited or expired	—	—

Outstanding at February 28, 2021	200	$0.82
Options exercisable
February 29, 2020	153	$0.82
February 28, 2021	200	$0.82

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2021 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2021 (in thousands)	Weighted Average Exercise Price
$0.80 - $1.00	200	5.0	$0.82	200	$0.82

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock. The Company calculates the historic volatility based on the weekly stock closing price, adjusted for dividends and stock splits. The fair value of the stock options is based on the stock price at the time the option is granted, the annualized volatility of the stock and the discount rate at the grant date. No options were granted in fiscal 2020 or 2021.

For the fiscal year ended February 28, 2021, there was no expense recognized on options as all options outstanding were fully vested. There was $7 thousand of share-based compensation in general and administrative expense in the statements of operations for the year ended February 29, 2020. As of February 28, 2021, there was no unrecognized compensation costs related to stock options.

Note 7. Income Taxes

The rate reconciliation related to income taxes differs from the amount computed by applying the federal statutory rate of 21% is as follows (in thousands):

	Fiscal Year Ended
	February 28, 2021	February 29, 2020
Statutory U.S. federal income tax rate	$177	$(253)
Permanent items	(205)	2
State income taxes, net of federal benefit	(42)	(15)
Valuation allowance	76	336
Other	27	(70)

Taxes at effective income tax rate	$33	$—

Significant components of the Company’s net deferred income tax assets consist of the following (in thousands):

	February 28,	February 29,
	2021	2020
Deferred tax assets (liabilities):
Federal net operating loss carry-forward	$3,501	$3,130
Non-deductible losses	—	1,365
State net operating loss carry-forward	871	808
Federal tax credit carry-forward	319	319
Inventory reserves	192	191
Uniform capitalization costs	112	101
Foreign tax credit carry-forward	73	73
Accrued liabilities	50	44
Basis of disposal	(170)	—
Right of use assets	(271)	—
Lease liabilities	278	—
Basis difference of property, plant and equipment	(3)	39
Allowance for doubtful accounts	3	2
Amortization of intangibles	24	1
Other	(5)	(9)
Valuation allowance	(4,974)	(6,064)

Net deferred tax assets	$—	$—

Deferred tax assets have been reduced by a valuation allowance because, in the opinion of management, it is more likely than not that the Company’s deferred tax assets will not be realized. The Company has determined that a 100% valuation allowance is needed due to historical cumulative taxable net operating losses and the limited taxable income related to the carry back periods. The Company has available federal and state net operating loss carry forwards of $16.6 million and $14.9 million, for the fiscal years ending February 28, 2021 and February 29, 2020, respectively. The net operating loss carry forwards expire at various dates through fiscal 2041, if not used.

Note 8. Benefit Plan

The Company maintains defined contribution plans that are available to all employees. The Company did not make a contribution in the fiscal year ended February 28, 2021 or February 29, 2020 to the Company’s 401(k) plan.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases its office space and manufacturing facilities and equipment under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company has one finance lease.

Balance sheet information related to operating leases is as follows (in thousands):

February 28, 2021
Operating lease right-of-use assets	$1,127

Current portion of operating lease liabilities	$601
Noncurrent portion of operating lease liabilities	556

Total operating lease liabilities	$1,157

Rent expense is included in Cost of goods sold in the Company’s consolidated statements of operations and totaled approximately $0.6 million for both fiscal 2021 and fiscal 2020. The Company did not have any variable lease costs or short-term lease costs for the year ended February 28, 2021.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.6 for both fiscal 2021 and fiscal 2020. The Company did not modify any existing operating leases or execute any new operating leases during the fiscal year ended February 28, 2021.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

February 28, 2021
Weighted average remaining lease term	2.0 years
Weighted average discount rate	6%

The following table summarizes the maturity of the Company’s operating lease liabilities as of February 28, 2021 (in thousands):

Fiscal Year	Amount
2022	$576
2023	276
2024	190
2025	190

Total operating lease payments	$1,232
Less imputed interest	(75)

Total operating lease liabilities	$1,157

The Company subleases certain of its warehousing space and also leased a building that it owned in Pennsylvania until it was sold in September 2020 for net proceeds of $2,028 thousand which resulted in a gain on sale of assets in the amount of $1,724 thousand as recorded on the consolidated statements of operations. The remaining sublease expires concurrently with the operating lease in March 2022. Sublease income and lease income are included in Other income, net in the Company’s consolidated statements of operations and totaled approximately $0.3 million for the year ended February 28, 2021. Lease payments to be received as of February 28, 2021 are as follows (in thousands):

Fiscal Year	Amount
2022	$144
2023	12

$156

Financing Leases

The Company has one financing lease entered into on November 23, 2020 for Tempest testing equipment for $277,000. The lease expires on December 1, 2023 and the incremental borrowing rate on the lease is 12.5%.

Balance sheet information related to financing lease is as follows (in thousands):

February 28, 2021
Financing lease right-of-use assets	$257

Current portion of financing lease liabilities	$142
Noncurrent portion of financing lease liabilities	98

Total financing lease liabilities	$240

The following table summarizes the maturity of the Company’s finance lease liabilities as of February 28, 2021 (in thousands):

Fiscal Year	Amount
2022	$104
2023	104
2024	78

Total finance lease payments	$286
Less imputed interest	(46)

Total finance lease liabilities	$240

Related Party Leases

Included in the operating lease section above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by the Company’s chief executive officer) under operating leases expiring at various dates through 2025. Rent expense under these leases totaled approximately $0.4 million in fiscal 2021 and in fiscal 2020.

Future minimum rental payments due under leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2022	$390
2023	256
2024	190
2025	190

$1,026

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

The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 48% and 52% of consolidated net sales in fiscal 2021 and 2020, respectively. Sales to foreign customers were 7% of consolidated net sales in fiscal 2021 and 11% of consolidated net sales in fiscal 2020. The Company had two customers who each comprised more than 10% of the Company’s sales in fiscal year 2021 (aggregated 36%). These accounts are in good standing with the Company.

The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 11. Supplemental Cash Flow Information

	Fiscal Year Ended (in thousands)
	February 28,	February 29,
	2021	2020
Cash paid for:
Interest	$10	$2

Non-cash activity:
Note receivable paid directly to officer (Z- Axis; Note 4)	$189	$209

Note payable to officer (Z-Axis; Note 4)	$189	$209

Note payable to officer related to officer personally funding liabilities related to Jaco acquisition (Note 4)	$—	$356

Forgiveness of accrued interest owed on related party note to officer (Note 4)	$36	$—

Forgiveness of PPP loans (Note 3)	$988	$—

Equipment finance lease (Note 9)	$277	$—

Reduction in related party rent owed to officer (originally recorded in accounts payable) in exchange for a note payable (Note 4)	$—	$439

Imputed interest expense	$8	$27

Imputed interest income	$8	$27

In addition to the data disclosed in the table above, refer to Note 13 for a summary of the non-cash transactions pertaining to the acquisition of Jaco Displays, LLC.

Note 12. Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 28, 2021 and February 29, 2020, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share due to rounding:

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$3,705	$2,292	$2,861	$3,683
Gross profit	978	185	948	505
Net income (loss)	(8)	(1,001)	1,880	(60)
Basic net income (loss) per share	$(0.00)	$(0.17)	$0.32	$(0.01)
Diluted net income (loss) per share	$(0.00)	$(0.17)	$0.31	$(0.01)

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$2,709	$3,228	$1,466	$3,194
Gross profit	425	499	264	1,189
Net income (loss)	(326)	(435)	(628)	183

Basic net income (loss) per share	$(0.06)	$(0.07)	$(0.11)	$0.03
Diluted net income (loss) per share	$(0.06)	$(0.07)	$(0.11)	$0.03

Note 13. Acquisition of Jaco Displays

On January 21, 2020, the Company acquired the net assets of Jaco Display Solutions, LLC. The aggregate purchase price was $760,787 in debt and other liabilities assumed (non-cash transaction). Jaco Display Solutions is a value-add provider of LCD embedded computing products and integrated display solutions. The acquisition of Jaco provides operating synergies and growth opportunities through product enhancement and channel expansion in the display solutions sector.

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

The Company is recording amortization expense resulting from the intangibles acquired over the three-year useful life period. As the acquisition occurred at the end of Q4 in fiscal 2020, amortization expense was not recorded for fiscal 2020 as the amount was not material to the quarterly or annual results. Amortization expense recorded in fiscal 2021, which also represents accumulated amortization, approximated $140 thousand. $129 thousand in amortization expense will be recorded in fiscal 2022 with the remaining $118 thousand in fiscal 2023.

Note 14. Subsequent Events

The Company has evaluated all subsequent events that occurred after the date of the accompanying financial statements and determined that there were no events or transactions during this subsequent event reporting period which require recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item9A (T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 28, 2021). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2021, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 28, 2021 our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2021 fiscal year end (the “2021 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2021 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.

Item 11. Executive Compensation.

The information contained in the 2021 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2021 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in the 2021 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services.

The information contained in the 2021 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 28, 2021 and February 29, 2020.

Consolidated Statements of Operations - Fiscal Years Ended

February 28, 2021 and February 29, 2020.

Consolidated Statements of Shareholders’ Equity –

Fiscal Years Ended February 28, 2021 and February 29, 2020.

Consolidated Statements of Cash Flows - Fiscal Years Ended February 28, 2021 and February 29, 2020.

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

Date: May 28, 2021	VIDEO DISPLAY CORPORATION

	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway	Chief Executive Officer,	May 28, 2021
Ronald D. Ordway	Treasurer and Director
(Principal Executive Officer)

/s/ Gregory L. Osborn	Chief Financial Officer and Director	May 28, 2021
Gregory L. Osborn	(Principal Financial Officer)