Form 10-Q
period 2021-05-31
VIDEO DISPLAY CORP
filed 2021-07-12
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2021.
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
800-241-5005
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
of the Exchange Act).    Yes  ☐
As of May 31, 2021, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	May 31, 2021	February 28, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$842	$293
Accounts receivable, less allowance for doubtful accounts of $6 and $12	434	1,314
Inventories, net	3,929	4,027
Contract assets	1,021	1,534
Prepaid expenses and other current assets	320	279

Total current assets	6,546	7,447

Property, plant, and equipment
Buildings	772	766
Construction in progress	—	130
Machinery and equipment	5,309	5,162

	6,081	6,058
Accumulated depreciation	(5,042)	(4,979)

Net property, plant, and equipment	1,039	1,079
Right of use assets under operating leases	996	1,127
Intangible assets, net	215	247
Other noncurrent assets	2	2

Total assets	$8,798	$9,902

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands)

	May 31, 2021	February 28, 2021
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$528	$602
Accrued liabilities	652	728
Customer deposits	1,667	1,717
Note payable	86	100
Current maturities of financing lease obligations	98	98
Current operating lease liabilities	573	601

Total current liabilities	3,604	3,846
PPP related loans, noncurrent	1,084	1,084
Finance lease obligations less current maturities	124	142
Long-term operating lease liabilities	457	556

Total liabilities	5,269	5,628

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at May 31, 2021, and at February 28, 2021	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	12,237	12,982
Treasury stock, shares at cost; 3,854 at May 31, 2021 and February 28, 2021	(16,282)	(16,282)

Total shareholders’ equity	3,529	4,274

Total liabilities and shareholders’ equity	$8,798	$9,902

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended May 31,
	2021	2020
Net sales	$1,857	$3,705
Cost of goods sold	1,490	2,727

Gross profit	367	978

Operating expenses
Selling and delivery	158	206
General and administrative	993	997

	1,151	1,203

Operating loss	(784)	(225)

Other income (expense)
Interest (expense) income, net	(10)	(15)
Investment (loss) gains, net	—	(10)
Other, net	49	242

	39	217

Loss before income taxes	(745)	(8)
Income tax expense	—	—

Net loss	$(745)	$(8)

Net loss per share:
Net loss per share-basic	$(0.13)	$(0.00)

Net loss per share-diluted	$(0.13)	$(0.00)

Basic weighted average shares outstanding	5,878	5,878

Diluted weighted average shares outstanding	5,878	5,878

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Shareholders’ Equity
Three Months Ended May 31, 2021 and 2020 (unaudited)
(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance, February 28, 2021	5,878	$7,293	$281	$12,982	$(16,282)	$4,274
Net loss	—	—	—	(745)	—	(745)

Balance, May 31, 2021 (unaudited)	5,878	$7,293	$281	$12,237	$(16,282)	$3,529

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance, February 29, 2020	5,878	$7,293	$281	$12,170	$(16,282)	$3,462
Net loss	—	—	—	(8)	—	(8)

Balance, May 31, 2020 (unaudited)	5,878	$7,293	$281	$12,162	$(16,282)	$3,454

*	Common Shares are shown net of Treasury Shares
The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended May 31,
	2021	2020
Operating Activities
Net loss	$(745)	$(8)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation expense	63	60
Amortization of intangible assets	32	43
Provision for doubtful accounts	(6)	(4)
Provision for inventory reserve	15	15
Realized/unrealized loss on investments	—	10
Other	4	4
Changes in working capital items:
Accounts receivable	886	655
Inventories	83	456
Prepaid expenses and other assets	(41)	(68)
Contract assets	513	(655)
Customer deposits	(50)	(619)
Accounts payable and accrued liabilities	(150)	(420)

Net cash provided by (used in) operating activities	604	(531)

Investing Activities
Capital expenditures	(23)	(19)
Purchases of investments	—	(43)
Proceeds from sale of investments	—	18

Net cash used in investing activities	(23)	(44)

Financing Activities
Repayments of notes payable to officers and directors	—	(35)
Repayments of long-term debt	(14)	—
Repayments on lease financing	(18)	—
Proceeds from PPP related loans	—	988
Marginal float borrowings	—	3

Net cash (used in) provided by financing activities	(32)	956

Net change in cash and cash equivalents	549	381
Cash and cash equivalents, beginning of year	293	844

Cash and cash equivalents, end of period	$842	$1,225

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
May 31, 2021
Note 1. – Basis of Presentation of Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of Video Display Corporation, Inc. and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 28, 2021 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of, and for the three months ended, May 31, 2021 and 2020 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form
10-Q
and Rule
10-01
of Regulation
S-X
of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the year ending February 28, 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form
10-K
for the year ended February 28, 2021 filed with the SEC on May 28, 2021.
Note 2. – Going Concern, Banking & Liquidity
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the three month period ending May 31, 2021 primarily due to a decrease in revenues in three of four divisions. The Company did have an increase in liquid assets for the three month period primarily as a result of tight management of its resources. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2021 and February 28, 2021:

	May 31, 2021	February 28, 2021
Working capital	$2,942	$3,601
Liquid assets	$842	$293
The Company has increased marketing efforts in its ruggedized displays, TEMPEST products and services and small specialty displays. In addition, the Company has streamlined its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including a more user friendly website, hiring of an experienced Rugged Display Business Development Manager, increasing customer visits and trade shows post pandemic to market all the product lines it sells. The Company was able to increase its fiscal revenue over the prior fiscal year and has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The Company has expanded its cyber security business by adding an additional test chamber and a new test equipment to provide additional TEMPEST service capabilities and for qualifying TEMPEST products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company completed the transfer of the remaining CRT operations in Florida to its Lexel Imaging facility in Lexington, KY in order to make room for the new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The plan is to further reduce expenses by closing the Tucker, Georgia facility as soon as the lease expires in 2022. There is no line of credit outstanding or other financing currently in place other than the remaining PPP loans and a $86,000 note payable balance.

Video Display Corporation and Subsidiaries
May 31, 2021

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
which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance is effective for the Company beginning on March 1, 2021 and prescribes different transition methods for the various provisions. Effective March 1, 2021, we adopted ASU
2019-12
with no material impact on the Company’s financial statements or related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
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
Note 4. – Inventories
Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	May 31, 2021	February 28, 2021
Raw materials	$2,880	$2,888
Work-in-process	933	1,166
Finished goods	929	771

	4,742	4,825
Reserves for obsolescence	(813)	(798)

	$3,929	$4,027

Video Display Corporation and Subsidiaries
May 31, 2021

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
The Company believes it has used the proceeds of the PPP Loans for Qualifying Expenses. In fiscal 2021, the Company received forgiveness on the first round $216,200 Lexel Imaging PPP Loan in November 2020 and on the first round $772,000 Video Display PPP Loan in December 2020.
As of May 31, 2021 and February 28, 2021, the Company had a long-term liability of $1,084 thousand related to the second round outstanding PPP Loans on the condensed consolidated balances sheets.
Note 6. – Leases
Operating Leases
The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities.
Balance sheet information related to operating leases is as follows (in thousands):

May 31, 2021
Assets

Operating lease right-of-use assets	$996

Liabilities

Current portion of operating lease liabilities	$573
Noncurrent portion of operating lease liabilities	457

Total operating lease liabilities	$1,030

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $149 thousand for the three months ended May 31, 2021 and $157 thousand for the three months ended May 31, 2020.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $145 thousand for the three months ended May 31, 2021 and $143 thousand for the three months ended May 31, 2020. The Company did not modify any existing leases or execute any new leases during the three months ended May 31, 2021.

Video Display Corporation and Subsidiaries
May 31, 2021

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

May 31, 2021
Weighted average remaining lease term	1.8 years
Weighted average discount rate	6%

The following table summarizes the maturity of the Company’s operating lease liabilities as of May 31, 2021 (in thousands):

FY2022	$432
FY2023	263
FY2024	190
FY2025	185

Total operating lease payments	1,070
Less imputed interest	(40)

Total operating lease liabilities	$1,030

Included above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by the Company’s chief executive officer) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $97 thousand for the three months ended May 31, 2021. Lease costs were also $97 thousand for the three months ended May 31, 2020.
The Company subleases certain of its warehousing space in its Tucker and Kentucky locations. The Tucker sublease expires concurrently with the head lease in March 2022 and the Kentucky lease expires November 30, 2021.
Sublease income and lease income are included in Other, net in the Company’s condensed consolidated statements of operations and totaled approximately $51,000 for the three months ended May 31, 2021 and $90,000 for the three months ended May 31, 2020. Future remaining lease payments expected to be received as of May 31, 2021 are as follows (in thousands):

FY2022	$138
FY2023	12

Total	$150

Financing Leases
The Company has one financing lease entered into on November 23, 2020 for Tempest testing equipment for $277,000. The lease expires on December 1, 2023 and the incremental borrowing rate on the lease is 12.5%.
Balance sheet information related to financing lease is as follows (in thousands):

May 31, 2021
Financing lease right-of-use assets	$237

Current portion of financing lease liabilities	$98
Noncurrent portion of financing lease liabilities	124

Total financing lease liabilities	$222

Video Display Corporation and Subsidiaries
May 31, 2021

The following table summarizes the maturity of the Company’s finance lease liabilities as of May 31, 2021 (in thousands):

Fiscal Year	Amount
2022	$78
2023	104
2024	78

Total finance lease payments	$260
Less imputed interest	(38)

Total finance lease liabilities	$222

Note 7 . – Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three Months Ended May 31,
	2021	2020
Cash paid for:
Interest	$7	$—

Non-cash activity:
Note receivable paid directly to officer	$—	$55

Note payable to officer	$—	$55

Imputed interest expense	$—	$4

Imputed interest income	$—	$4

Note 8. – Shareholders’ Equity
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

Video Display Corporation and Subsidiaries
May 31, 2021

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended May 31, 2021 and 2020 (in thousands, except per share data):

	Net Loss	Weighted Average Common Shares Outstanding	Loss Per Share
Three months ended May 31, 2021
Basic	$(745)	5,878	$(0.13)
Effect of dilution:
Options	—	—	—

Diluted	$(745)	5,878	$(0.13)

Three months ended May 31, 2020
Basic	$(8)	5,878	$(0.00)
Effect of dilution:
Options	—	—	—

Diluted	$(8)	5,878	$(0.00)

Stock options, debentures, and other liabilities convertible into 200,000 shares, of the Company’s common stock were anti-dilutive and, therefore, were excluded from the May 31, 2021 and 2020 diluted earnings (loss) per share calculations. For the three-month period ended May 31, 2021 and May 31, 2020, there was no expense related to share-based compensation as all options were fully vested. No options were granted for the three month period ending May 31, 2021 or for the three month period ended May 31, 2020.
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
For the quarter ending May 31, 2021 and May 31, 2020, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at May 31, 2021.
Note 9. – Income Taxes
Due to the Company’s overall and historical net loss position, no income tax expense was reported for the three month period ending May 31, 2021 and May 31, 2020. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.
Note 10. – Legal Proceedings
The Company is involved in various legal proceedings related to claims arising in the ordinary course of business. The Company is not currently party to any legal proceedings the result of which management believes is likely to have a material adverse impact on its business, financial position, results of operations or cash flows.

Video Display Corporation and Subsidiaries
May 31, 2021

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the attached unaudited interim condensed consolidated financial statements and with the Company’s 2021 Annual Report to Shareholders, which included audited consolidated financial statements and notes thereto as of and for the fiscal year ended February 28, 2021, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•
Cyber Secure Products –
offers advanced TEMPEST technology, and EMSEC products. This business also provides various contract services including the design and testing solutions for defense and niche commercial uses worldwide.

•	Data Display CRTs– offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.

•	Other Computer Products – offers a variety of keyboard products.
During fiscal 2022, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales of the Company’s more profitable product lines and reduce expenses in all areas of the business to bring its cost structure in line with the current size of the business. Challenges facing the Company during these efforts include:
Liquidity -
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the three month period ending May 31, 2021 primarily due to a decrease in revenues in three of the four divisions. The Company did have an increase in liquid assets for the three month period primarily as a result of tight management of its resources. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2021 and February 28, 2021:

	May 31, 2021	February 28, 2021
Working capital	$2,942	$3,601
Liquid assets	$842	$293
The Company has increased marketing efforts in its ruggedized displays, TEMPEST products and services and small specialty displays. In addition, the Company has streamlined its operations and is focusing on increasing revenues by

Video Display Corporation and Subsidiaries
May 31, 2021

executing initiatives such as upgrading its sales and marketing efforts including a more user friendly website, hiring of an experienced Rugged Display Business Development Manager, increasing customer visits and trade shows post pandemic to market all the product lines it sells. The Company was able to increase its fiscal revenue over the prior fiscal year and has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The Company has expanded its cyber security business by adding an additional test chamber and a new test equipment to provide additional TEMPEST service capabilities and for qualifying TEMPEST products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company completed the transfer of the remaining CRT operations in Florida to its Lexel Imaging facility in Lexington, KY in order to make room for the new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The plan is to further reduce expenses by closing the Tucker, Georgia facility as soon as the lease expires in 2022. There is no line of credit outstanding or other financing currently in place other than the remaining PPP loans and a $86,000 note payable balance.
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
Inventory management
– The Company’s business units utilize different inventory components than the divisions have in the past. The Company has a reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at May 31, 2021 and February 28, 2021 are adequate.
Impact of
COVID-19
– The Company has been actively monitoring the novel
coronavirus, or COVID-19, situation and
its impact globally. Financial results for the three months ended May 31, 2021 and 2020 have been impacted by COVID-19 due to
delayed orders and/or the fulfillment of the related orders. However, the Company currently does not expect any material impact on our financial results for the remainder of fiscal 2022. Management continues to operate normally with the exception of enabling employees to work from home and abiding by travel restrictions issued by federal and local governments.
If the COVID-19 pandemic continues,
the Company may experience other disruptions that could severely impact the business, results of operations and prospects.
Results of Operations
The following table sets forth, for the three months ended May 31, 2021 and 2020, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales (amounts in thousands):

	Three Months Ended May 31
	2021		2020
Net Sales	Amount	%	Amount	%
Simulation and Training (VDC Display Systems)	1,011	54.4%	1,801	48.6%
Data Display CRT (Lexel and Data Display)	232	12.5	762	20.6
Cyber Secure Products (AYON Cyber Security)	204	11.0	865	23.3
Other Computer Products (Unicomp)	410	22.1	277	7.5

Total net sales	1,857	100.0%	3,705	100.0%
Costs and expenses
Cost of goods sold	1,490	80.2%	2,727	73.6%
Selling and delivery	158	8.5	206	5.6
General and administrative	993	53.5	997	26.9

	2,641	142.2%	3,930	106.1%

Video Display Corporation and Subsidiaries
May 31, 2021

Operating loss	(784)	(42.2)%	(225)	(6.1)%
Interest (expense) income, net	(10)	(0.5)%	(15)	(0.4)%
Investment (loss) gains, net	—	—	(10)	(0.3)
Other income, net	49	2.6	242	6.6

Loss before income taxes	(745)	(40.1)%	(8)	(0.2)%
Income tax expense	—	—	—	—

Net loss	(745)	(40.1)%	(8)	(0.2)%

Net sales
Consolidated net sales decreased 49.9% for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. The Display Systems division decreased 43.8% for the quarter or $0.8 million, due primarily to overall decrease in activity and delayed installations for video walls and simulators. The customized displays business also had some large orders delayed until our next quarter. The Company’s AYON Cyber Security division decreased 76.5% for the quarter or $0.7 million compared to last year’s same quarter. The division has TEMPEST service business, but the products area of the business has seen a large decrease. The division’s engineers are working on new products for the fall bidding season with the government and have developed and demonstrated other products to government agencies. We are waiting for their approval of the demos to start receiving orders. The Data Display division had a decrease of 69.5% due to delays in ordering because of COVID of a specialty product sold through its distribution channels, ultimately going to overseas customers. The Data division is expecting additional orders for the specialty product and should have steady business driven by replacement CRTs for simulators, medical CRTs and phosphor coating business improvements. The keyboard division had an increase in sales of 47.9%, due to the launch of their new line up of keyboards and expects sales to stay strong for the remaining three quarters of the year. All divisions have experienced some form of delay in new orders from customers due to the pandemic, but there are signs that businesses are finding ways to move forward.
Gross margins
Consolidated gross margins were decreased both as a percentage to sales (19.8% to 26.4%) and actual dollars ($367 thousand to $978 thousand) for the three months ended May 31, 2021 compared to the three months ended May 31, 2020.
The two Florida divisions showed decreases in both their gross margin percentage to sales and in actual dollars. AYON Cyber Security gross margin percentage was 11.8% compared to 20.6% and the gross margin dollars were $24 thousand compared to $178 thousand for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. VDC Display Systems gross margin percentage was 26.7% compared 31.8% and the gross margin dollars were $270 thousand compared to $573 thousand for the three months ended May 31, 2021 compared to the three months ended May 31, 2020.
The Data Display division had a negative gross margin of $103 thousand or a negative 44.3% compared to a positive gross margin of $106 thousand and a gross margin of 14.0% for the three months ended May 31, 2021 and May 31, 2020 respectively. The keyboard division, Unicomp, had $176 thousand of gross margin dollars or 43.0% to sales for the three months ending May 31, 2021 compared to $120 thousand or 43.5% for the three months ending May 31, 2020.

Video Display Corporation and Subsidiaries
May 31, 2021

Operating expenses
Operating expenses decreased by 4.3% or $51 thousand for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. The decrease was due primarily to the decreased costs in selling expenses. The Company is focusing on reducing costs while increasing the sales effort. The Company expects to continue to control costs while increasing revenues in tempest services, specialized displays and ruggedized displays.
Interest expense
Interest expense was $10 thousand for the quarter ended May 31, 2021. The interest expense was on the lease of TEMPEST equipment and the PPP loans. Interest expense was $15 thousand for the quarter ended May 31, 2020 and related to interest expense on a note payable to the CEO.
Other Income/ expense
For the three months ended May 31, 2021, the Company earned $51 thousand in rental income with $2 thousand in other expense for commissions on the rentals. For the three months ended May 31, 2020, the Company earned $148 thousand in royalty income, $90 in rental income, $4 thousand in the sale of discontinued scrap items and had an investment loss of $10 thousand.
Income taxes
Due to the Company’s overall and historical net loss position, no income tax expense was reported for the three month period ending May 31, 2021 and May 31, 2020. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.
Liquidity and Capital Resources
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the three month period ending May 31, 2021 primarily due to a decrease in revenues in three of four divisions. The Company did have an increase in liquid assets for the three month period primarily as a result of tight management of its resources. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period. Annual losses over this time are due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2021 and February 28, 2021:

	May 31, 2021	February 28, 2021
Working capital	$2,942	$3,601
Liquid assets	$842	$293
Management continues to implement plans to improve liquidity and to increase revenues at all divisions. The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve revenues, the operational effectiveness of continuing operations, the procurement of suitable financing, or a combination of these. The uncertainty regarding the potential success of management’s plan create substantial doubt about the ability of the Company to continue as a going concern.
Cash provided by operations for the three months ended May 31, 2021 was $0.6 million. Adjustments to net loss of $0.7 million were $0.1 million for depreciation and amortization. Changes in working capital provided $1.2 million,

Video Display Corporation and Subsidiaries
May 31, 2021

primarily $0.9 million from accounts receivable and $0.5 million from the change in contract assets offset by $0.2 million change in accounts payable and accrued liabilities. Cash used by operations for the three months ended May 31, 2020 was $0.5 million. Adjustments to net loss were $0.1 million for non-cash
depreciation and amortization charges. Changes in working capital used $0.6 million, primarily due to cash provided by decreases in accounts receivable and inventories of $1.1 million in aggregate offset by an increase in contract assets ($655 thousand) and a decrease in customer deposits and accounts payable and accrued liabilities aggregating a use of $1.0 million.
Investing activities used $23 thousand for the period ended May 31, 2021 for capital equipment. There was also minimal investing activities for the three months ended May 31, 2020. The Company used $19 thousand on capital assets expenditures and $43 thousand on trading security purchases offset with $18 received from sale of investments.
Financing activities used $32 thousand in the period ended May 31, 2021 for payment of debt and lease payments. Financing activities provided $1.0 million for the three months ended May 31, 2020 resulting from $1.0 million proceeds received from the PPP Loan discussed in Note 5 of the interim condensed consolidated financial statements marginally offset by repayment of $35 thousand in related party loans.
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
For the quarter ending May 31, 2021 and May 31, 2020, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at May 31, 2021.
Critical Accounting Policies and Estimates
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
Reserves on Inventories
Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at May 31, 2021 and February 28, 2021 are adequate.
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

Video Display Corporation and Subsidiaries
May 31, 2021

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
Income Taxes
Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of May 31, 2021, the Company has established a valuation allowance of $5.2 million on the Company’s deferred tax assets.
The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step
approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At May 31, 2021, the Company did not record any liabilities for uncertain tax positions.

Video Display Corporation and Subsidiaries
May 31, 2021

Forward-Looking Information and Risk Factors
This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form
10-K
for the year ended February 28, 2021 could cause actual results to differ materially.
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
Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2021. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on
Form 10-K
and quarterly reports on
Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2021.
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
May 31, 2021

PART II

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Information regarding risk factors appears under the caption Forward-Looking Information and Risk Factors in Part I, Item 2 of this
Form 10-Q
and in Part I, Item 1A of our Annual Report on Form
10-K
for the fiscal year ended February 28, 2021. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form
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

VIDEO DISPLAY CORPORATION

July 12, 2021	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 12, 2021	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer