Form 10-Q
period 2021-08-31
VIDEO DISPLAY CORP
filed 2021-10-15
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2021.
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

August
 31, 2021, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

.

ITEM 1 – FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	August 31, 2021	February 28, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$245	$293
Accounts receivable, less allowance for doubtful accounts of $14 and $12	1,168	1,314
Inventories, net	3,640	4,027
Contract assets	996	1,534
Prepaid expenses and other current assets	246	279

Total current assets	6,295	7,447

Property, plant, and equipment
Buildings	778	766
Construction in progress	12	130
Machinery and equipment	5,315	5,162

	6,105	6,058
Accumulated depreciation	(5,110)	(4,979)

Net property, plant, and equipment	995	1,079
Right of use assets under operating leases	864	1,127
Intangible assets, net	182	247
Other noncurrent assets	2	2

Total assets	$8,338	$9,902

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands)

	August 31, 2021	February 28, 2021
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$934	$602
Accrued liabilities	574	728
Customer deposits	1,713	1,717
Note payable	71	100
Note payable to officer and director	250	—
Current maturities of financing lease obligations	98	98
Current operating lease liabilities	489	601

Total current liabilities	4,129	3,846
PPP related loans, noncurrent	—	1,084
Finance lease obligations less current maturities	104	142
Long-term operating lease liabilities	412	556

Total liabilities	4,645	5,628

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at August 31, 2021 and February 28, 2021	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	12,401	12,982
Treasury stock, shares at cost; 3,854 at August 31, 2021 and February 28, 2021	(16,282)	(16,282)

Total shareholders’ equity	3,693	4,274

Total liabilities and shareholders’ equity	$8,338	$9,902

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Net sales	$1,904	$2,292	$3,761	$5,997
Cost of goods sold	1,853	2,107	3,343	4,834

Gross profit	51	185	418	1,163

Operating expenses
Selling and delivery	123	290	282	496
General and administrative	903	976	1,895	1,973

	1,026	1,266	2,177	2,469

Operating loss	(975)	(1,081)	(1,759)	(1,306)

Other income (expense)
Interest income (expense), net	(4)	(16)	(14)	(31)
Investment gains (losses), net	—	4	—	(6)
Gain on extinguishment of PPP loans	1,084	—	1,084	—
Other, net	59	92	108	335

	1,139	80	1,178	298

Income (loss) before income taxes	164	(1,001)	(581)	(1,008)
Income tax expense	—	—	—	—

Net income (loss)	$164	$(1,001)	$(581)	$(1,008)

Net income (loss) per share - basic	$0.03	$(0.17)	$(0.10)	$(0.17)

Net income (loss) per share - diluted	$0.03	$(0.17)	$(0.10)	$(0.17)

Basic weighted average shares outstanding	5,878	5,878	5,878	5,878

Diluted weighted average shares outstanding	6,078	5,878	5,878	5,878

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Shareholders’ Equity
Three and Six Months Ended August 31, 2021 and 2020 (unaudited)
(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
For the Three Months Ended August 31, 2021
Balance, May 31, 2021 (unaudited)	5,878	$7,293	$281	$12,237	$(16,282)	$3,529
Net income	—	—	—	164	—	164

Balance, August 31, 2021 (unaudited)	5,878	$7,293	$281	$12,401	$(16,282)	$3,693

For the Six Months Ended August 31, 2021
Balance, February 28, 2021 (audited)	5,878	$7,293	$281	$12,982	$(16,282)	$4,274
Net loss	—	—	—	(581)	—	(581)

Balance, August 31, 2021 (unaudited)	5,878	$7,293	$281	$12,401	$(16,282)	$3,693

For the Three Months Ended August 31, 2020
Balance, May 31, 2020 (unaudited)	5,878	$7,293	$281	$12,163	$(16,282)	$3,455
Net loss	—	—	—	(1,001)	—	(1,001)

Balance, August 31, 2020 (unaudited)	5,878	$7,293	$281	$11,162	$(16,282)	$2,454

For the Six Months Ended August 31, 2020
Balance, February 29, 2020 (audited)	5,878	$7,293	$281	$12,170	$(16,282)	$3,462
Net loss	—	—	—	(1,008)	—	(1,008)

Balance, August 31, 2020 (unaudited)	5,878	$7,293	$281	$11,162	$(16,282)	$2,454

*	Common shares are shown net of Treasury Shares
The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended August 31,
	2021	2020
Operating Activities
Net loss	$(581)	$(1,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	131	117
Amortization of intangible assets	65	75
Provision for doubtful accounts	2	(3)
Provision for inventory reserve	(96)	30
Realized/unrealized loss on investments	—	6
Gain on extinguishment of PPP loans	(1,084)	—
Other	7	11
Changes in working capital items:
Accounts receivable	144	(141)
Inventories	483	77
Prepaid expenses and other assets	33	222
Contract assets	538	(206)
Customer deposits	(4)	(1,013)
Accounts payable and accrued liabilities	178	307

Net cash used in operating activities	(184)	(1,526)

Investing Activities
Capital expenditures	(47)	(31)
Purchases of investments	—	(47)
Proceeds from sale of investments	—	24

Net cash used in investing activities	(47)	(54)

Financing Activities
Repayments of notes payable to officers and directors	—	(35)
Repayments of note payable	(29)	—
Repayments on lease financing	(38)	—
Proceeds from loans with officers and directors	250	200
Proceeds from PPP related loans	—	988
Marginal float borrowings	—	(3)
Net cash provided by financing activities	183	1,150

Net change in cash and cash equivalents	(48)	(430)
Cash and cash equivalents, beginning of year	293	844

Cash and cash equivalents, end of period	$245	$414

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
August 31, 2021
Note 1. – Basis of Presentation of Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of Video Display Corporation, Inc. and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 28, 2021 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of, and for the three and six months ended, August 31, 2021 and 2020 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form
10-Q
and Rule
10-01
of Regulation
S-X
of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2021 are not necessarily indicative of the results that may be expected for the year ending February 28, 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form
10-K
for the year ended February 28, 2021 filed with the SEC on May 28, 2021.
Note 2. – Going Concern, Banking & Liquidity
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital and liquid assets for the six month period ending August 31, 2021 primarily due to a decrease in revenues in three of four divisions. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2021 and February 28, 2021:

	August 31, 2021	February 28, 2021
Working capital	$2,166	$3,601
Liquid assets	$245	$293
The Company has increased marketing efforts in its ruggedized displays, TEMPEST products and services and small specialty displays. In addition, the Company has streamlined its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including a more user friendly website, the hiring of an experienced Rugged Display Business Development Manager, increasing customer visits and trade shows post pandemic to market all the product lines it sells. The Company has expanded its cyber security business by adding an additional test chamber and test equipment to provide additional TEMPEST service capabilities and for qualifying TEMPEST products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company completed the transfer of the remaining CRT operations in Florida to its Lexel Imaging facility in Lexington, KY in order to make room for the new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The plan is to further reduce expenses by closing the Tucker, Georgia facility as soon as the lease expires in March, 2022.

Video Display Corporation and Subsidiaries
August 31, 2021

In order to assist funding operating activity, the Company’s CEO loaned $250,000 to the Company during the second quarter of fiscal 2022. There are no repayment terms related to the loan; however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of August 31, 2021.
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
Note 4.—Inventories
Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	August 31, 2021	February 28, 2021
Raw materials	$2,979	$2,888
Work-in-process	882	1,166
Finished goods	481	771

	4,342	4,825
Reserves for obsolescence	(702)	(798)

	$3,640	$4,027

Video Display Corporation and Subsidiaries
August 31, 2021

Note 5. – Paycheck Protection Promissory (“PPP”) Related Loans
On April 13, 2020 our Lexel Imaging subsidiary entered into a Paycheck Protection Promissory Note (the “PPP Loan”) with the Central Bank for $216,200 and on January 27, 2021 entered into a second round PPP Loan for $304,442. On April 23, 2020, Video Display Corporation entered into a $772,000 first round PPP Loan with the Renasant Bank and on February 11, 2021, entered into a second round PPP Loan with Central Bank for $780,112. The PPP Loans were made under, and were subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loans.
The Company has used the proceeds of the PPP Loans for Qualifying Expenses. In fiscal 2021, the Company received forgiveness on the first round $216,200 Lexel Imaging PPP Loan in November 2020 and on the first round $772,000 Video Display PPP Loan in December 2020. The Company received forgiveness on the second round of PPP Loans with the Central Bank ($1,084,554 in aggregate) in August 2021. The forgiveness qualified as a gain on extinguishment of debt for the three and six months ended August 31, 2021 on the condensed consolidated statements of operations and the related liability was removed from the condensed consolidated balance sheets as of August 31, 2021.
Note 6. – Leases
Operating Leases
The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities.
Balance sheet information related to operating leases is as follows (in thousands):

August 31, 2021
Assets

Operating lease right-of-use assets	$864

Liabilities

Current portion of operating lease liabilities	$489
Noncurrent portion of operating lease liabilities	412

Total operating lease liabilities	$901

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $146 thousand for the three months ended August 31, 2021 and $293 thousand for the six months ended August 31, 2021. Operating lease costs were $147 thousand for the three months ended August 31, 2020 and $293 thousand for the six months ended August 31, 2020.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $143 thousand and $286 for the three months and six months ended August 31, 2021. The Company paid $143 thousand and $286 thousand for the three months and six months ended August 31, 2020. The Company did not modify any existing leases or execute any new leases during the six months ended August 31, 2021.

Video Display Corporation and Subsidiaries
August 31, 2021

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

August 31, 2021
Weighted average remaining lease term	1.5 years
Weighted average discount rate	6%
The following table summarizes the maturity of the Company’s operating lease liabilities as of August 31, 2021 (in thousands):

FY2022	$332
FY2023	263
FY2024	190
FY2025	185

Total operating lease payments	970
Less imputed interest	(69)

Total operating lease liabilities	$901

Included above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by the Company’s chief executive officer) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $97 thousand for the three months and $194 thousand for the six months ended August 31, 2021. Lease costs under these leases totaled approximately $97 thousand for the three months and $194 thousand for the six months ended August 31, 2020
The Company subleases certain of its warehousing space in its Tucker and Kentucky locations. The Tucker sublease expires
concurrently with the head lease in March 2022 and the Kentucky lease expires
November 30, 2021
.
Sublease income and lease income are included in Other, net in the Company’s condensed consolidated statements of operations and totaled approximately $56,000 for the three months and $107,000 for the six months ended August 31, 2021 and totaled approximately $91 thousand for the three months and $181 thousand for the six months ended August 31, 2020. Future remaining lease payments expected to be received as of August 31, 2021 are as follows (in thousands):

FY2022	$87
FY2023	12

Total	$99

Financing Leases
The Company has one financing lease entered into on November 23, 2020 for
Tempest testing equipment for $277,000. The
lease
expires on December 1, 2023 and the incremental borrowing rate on the lease is 12.5%.
Balance sheet information related to financing lease is as follows (in thousands):

August 31, 2021
Financing lease right-of-use assets	$217

Current portion of financing lease liabilities	$98
Noncurrent portion of financing lease liabilities	104

Total financing lease liabilities	$202

Video Display Corporation and Subsidiaries
August 31, 2021

The following table summarizes the maturity of the Company’s finance lease liabilities as of August 31, 2021 (in thousands):

Fiscal Year	Amount
2022	$52
2023	104
2024	78

Total finance lease payments	$234
Less imputed interest	(32)

Total finance lease liabilities	$202

Note 7 . – Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six Months Ended August 31,
	2021	2020
Cash paid for:
Interest	$14	$1

Non-cash activity:
Note receivable paid directly to officer	$—	$112

Note payable to officer	$—	$112

Imputed interest expense	$—	$6

Imputed interest income	$—	$6

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

Video Display Corporation and Subsidiaries
August 31, 2021

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six month periods ended August 31, 2021 and 2020 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Three months ended August 31, 2021
Basic	$164	5,878	$0.03
Effect of dilution:
Options	—	200	—

Diluted	$164	6,078	$0.03

Three months ended August 31, 2020
Basic	$(1,001)	5,878	$(0.17)
Effect of dilution:
Options	—	—	—

Diluted	$(1,001)	5,878	$(0.17)

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Six months ended August 31, 2021
Basic	$(581)	5,878	$(0.10)
Effect of dilution:
Options	—	—	—

Diluted	$(581)	5,878	$(0.10)

Six months ended August 31, 2020
Basic	$(1,008)	5,878	$(0.17)
Effect of dilution:
Options	—	—	—

Diluted	$(1,008)	5,878	$(0.17)

Stock options, debentures, and other liabilities convertible into 200,000 shares of the Company’s common stock were anti-dilutive and, therefore, were excluded from the three months ended August 31, 2020 and for the six months ended August 31, 2021 and 2020 diluted loss per share calculations. For the three-month and six month periods ended August 31, 2021 and August 31, 2020, there was no expense related to share-based compensation as all options were fully vested. No options were granted for the six month period ending August 31, 2021 or for the six month period ended August 31, 2020.
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

Video Display Corporation and Subsidiaries
August 31, 2021

For the six months ending August 31, 2021 and August 31, 2020, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at August 31, 2021.
Note 9. – Income Taxes
Due to the Company’s overall and historical net loss position, no income tax expense was reported for the six month period ending August 31, 2021 and August 31, 2020. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.
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
August 31, 2021

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
Liquidity -
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital and liquid assets for the six month period ending August 31, 2021 primarily due to a decrease in revenues in three of four divisions. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2021 and February 28, 2021:

	August 31, 2021	February 28, 2021
Working capital	$2,166	$3,601
Liquid assets	$245	$293
The Company has increased marketing efforts in its ruggedized displays, TEMPEST products and services and small specialty displays. In addition, the Company has streamlined its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including a more user friendly website, the hiring of an experienced Rugged Display Business Development Manager, increasing customer visits and trade shows post pandemic to market all the product lines it sells. The Company has expanded its cyber security business by adding an additional test chamber and test equipment to provide additional TEMPEST service capabilities and for qualifying TEMPEST products

Video Display Corporation and Subsidiaries
August 31, 2021

allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company completed the transfer of the remaining CRT operations in Florida to its Lexel Imaging facility in Lexington, KY in order to make room for the new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The plan is to further reduce expenses by closing the Tucker, Georgia facility as soon as the lease expires in March, 2022.
In order to assist funding operating activity, the Company’s CEO loaned $250,000 to the Company during the second quarter of fiscal 2022. There are no repayment terms related to the loan; however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of August 31, 2021.
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
Inventory management
– The Company’s business units utilize different inventory components than the divisions have in the past. The Company has a reserve at each of its divisions to offset any obsolescence although most purchases are for current orders, which should reduce the amount of obsolescence in the future. The Company still has CRT inventory in stock and component parts for legacy products, although it believes the inventory will be sold in the future, will continue to reserve for any additional obsolescence. Management believes its inventory reserves at August 31, 2021 and February 28, 2021 are adequate.
Impact of
COVID-19
– The Company has been actively monitoring the novel
coronavirus, or COVID-19, situation and
its impact globally. Financial results for the three months and six months ended August 31, 2021 and 2020 have been impacted by COVID-19 due to
delayed orders and/or the fulfillment of the related orders. However, the Company currently does not expect any material impact on our financial results for the remainder of fiscal 2022. Management continues to operate normally with the exception of enabling employees to work from home and abiding by travel restrictions issued by federal and local governments.
If the COVID-19 pandemic continues,
the Company may experience other disruptions that could severely impact the business, results of operations and prospects.
Results of Operations
The following table sets forth, for the three and six months ended August 31, 2021 and 2020, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales (amounts in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Net Sales
Simulation and Training (VDC Display Systems)	56.4%	49.8%	55.4%	49.1
Data Display CRT (Lexel and Data Display)	11.4	14.8	12.0	18.4
Broadcast and Control Centers (AYON Visual)	—	—	—	—
Cyber Secure Products (AYON Cyber Security)	16.9	22.0	13.9	22.8
Other Computer Products (Unicomp)	15.3	13.4	18.7	9.7

Total net sales	100.0%	100.0%	100.0%	100.0
Costs and expenses
Cost of goods sold	97.3%	91.9%	88.9%	80.6
Selling and delivery	6.5	12.7	7.5	8.3
General and administrative	47.4	42.6	50.4	32.9

	151.2%	147.2%	146.8%	121.8
Operating loss	(51.2)%	(47.2)%	(46.8)%	(21.8)
Interest income (expense), net	(0.2)%	(0.7)%	(0.4)%	(0.5)
Other income (expense), net	60.0	4.2	31.7	5.5

Income (loss) before income taxes	8.6%	(43.7)%	(15.5)%	(16.8)
Income tax expense	—	—	—	—

Net income (loss)	8.6%	(43.7)%	(15.5)%	(16.8)

Video Display Corporation and Subsidiaries
August 31, 2021

Net sales
Consolidated net sales decreased 37.3% for the six months ended August 31, 2021, and decreased 16.9% for the three months ended August 31, 2021 compared to the six months and three months ended August 31, 2020. The Company’s AYON Cyber Security (ACS) division is down 61.7% for the six months ending August 31, 2021 compared to the six months last year. Their business decreased due to lack of product orders for the Department of the State and Canada. The Company is developing new products for customers in this area and expects to have them reviewed by customers by the end of this year. The Company’s service side of the cyber business (testing other company’s products for compliance) was their primary revenue source. For the three months ending August 31, 2021 ACS business decreased 36.3%. The Display Systems division was down 29.2% for the six months ended August 31, 2021 compared to the comparable period last year. 26.8% of the division’s business has been in the new specialized displays segment of the division. The other approximate two thirds has been mixed between different programs including ruggedized displays, simulation and video walls. For the three months ended August 31, 2021, the Display System division was down 6.1% compared to the same three months last year. The Company is focused on the ruggedized displays and simulation sectors of the business, having recently received an order for simulation and pursuing opportunities in both the ruggedized displays and simulation business. The Data Display division decreased 59.1% and 35.6% for the six months and three months ended August 31, 2021 due to decreases in the sales of a specialty product know as a DVST (Direct view storage tube) because of delays caused by
Covid-19.
The Data Display division is also seeing reduced sales for replacement CRTs for flight simulator customers due to the decrease in flights right now. The division expects to sell the DVST products for at least the next five to seven years. The Company’s keyboard division was up 20.1% for the six months ended August 31, 2021 and down 5.0% for three months ended August 31, 2021 respectively compared to the same periods last year. The Company acquired this company in October of 2017. This division is expected to continue at this level of sales each quarter.
Gross margins
Consolidated gross margins were decreased both as a percentage to sales (11.1% to 19.4%) and actual dollars ($418 thousand to $1,163 thousand) for the six months ended August 31, 2021 compared to the six months ended August 31, 2020.
VDC Display Systems gross margin dollars were $352 thousand compared to $798 thousand for the six months ended August 31, 2021 compared to the six months ended August 31, 2020. VDC Display Systems gross margin percentage also decreased from 27.1% to 16.9% for the six months ended August 31, 2021 compared to the same six months in 2020. AYON Cyber Security gross margin dollars were $217 thousand compared to $204 thousand for the six months ended August 31, 2021 compared to the six months ended August 31, 2020. AYON Cyber Security gross margin percentage increased to 41.4% from 14.9% for the six months ended August 31, 2021 compared to the same six month period in 2020 due to the sales mix of primarily service jobs as the material costs were lower.
The Data Display division had a negative gross margin of $392 thousand or a negative 87.1% compared to a negative gross margin of $69 thousand and a negative gross margin of 6.3% for the six months ended August 31, 2021 and August 31, 2020 respectively. The keyboard division, Unicomp, had $241 thousand of gross margin dollars or 34.3% to sales for the six months ending August 31, 2021 compared to $230 thousand or 39.4% for the six months ending August 31, 2020.

Video Display Corporation and Subsidiaries
August 31, 2021

For the three months ended August 31, 2021 compared to the same period last year, three of the four divisions reported lower gross margin dollars than last year. The cyber division did better than last year in gross margin dollars and gross margin percentage. The sales mix for the cyber division this year was primarily service versus products which requires no material costs and as last year the division completed a low margin product job. Overall gross margins for the quarter were down to the low sales volume.
Operating expenses
Operating expenses decreased 12% or $292 thousand for the six months ended August 31, 2021 compared to the six months ended August 31, 2020. The decrease was due primarily to the reduction of salaries and contractor expenses including commissions.
Operating expenses decreased by 19.0% or $240 thousand for the three months ended August 31, 2021 compared to the three months ended August 31, 2020. The decrease was due primarily to the decreased costs in selling expenses.    The Company is focusing on reducing costs while increasing the sales effort. The Company expects to continue to control costs while increasing revenues in tempest services, specialized displays and ruggedized displays.
Interest income (expense), net
Interest expense was $14 thousand for the six months ended August 31, 2021 compared to $31 thousand for the six months ended August 31, 2020. Interest expense was $4 thousand for the three months ended August 31, 2021 compared to $16 thousand for the three months ended August 31, 2020. Interest expense in fiscal 2022 relates primarily to interest expense on the lease of TEMPEST equipment along with interest related to the PPP loans that were outstanding. Interest in fiscal 2021 primarily related to interest expense on notes owed to the CEO.
Other income (expense), net
For the six months ended August 31, 2021, the Company had $1.1 million in gains on the extinguishment of PPP loans, $107 thousand in rental income, and $4 thousand in debt recovery offset by $4 thousand in commissions on the rental income. For the six months ended August 31, 2020, the Company had $148 thousand in royalty income, $181 thousand in rental income, $6 thousand in discontinued scrap items, and $6 thousand in investment losses.
For the three months ended August 31, 2021, the Company had $1.1 million in gains on extinguishment of PPP loans, $56 thousand in rental income, $4 thousand in bad debt recovery, offset by $2 thousand in rental commissions. For the three months ended August 31, 2020 the Company had $91 thousand in rental income, $1 thousand in scrap items, and $4 thousand in investment gains.
Income taxes
Due to the Company’s overall and historical net loss position, no income tax has been reported and a full valuation allowance has been allocated to the deferred tax asset created by these losses.
Liquidity and Capital Resources
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital and liquid assets for the six month period ending August 31, 2021 primarily due to a decrease in revenues in three of four divisions. The Company has sustained losses for the last

Video Display Corporation and Subsidiaries
August 31, 2021

three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2021 and February 28, 2021:

	August 31, 2021	February 28, 2021
Working capital	$2,166	$3,601
Liquid assets	$245	$293
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
Cash used in operations for the six months ended August 31, 2021 was $0.2 million. Adjustments to net loss of $0.6 million were $0.2 million for depreciation and amortization offset by $0.1 million for a change in inventory reserves and $1.1 million related to gain recorded on the extinguishment of the remaining PPP loans. Changes in working capital provided $1.4 million, primarily $0.2 million from accounts receivable and $0.5 million from the change in contract assets, by $0.2 million change in accounts payable and $0.5 million in inventories. Cash used by operations for the six months ended August 31, 2020 was $1.5 million. Adjustments to net loss were $0.2 million for non-cash depreciation
and amortization charges. Changes in working capital used $0.8 million, primarily due to a decrease in custom deposits of $1.0 million and an increase in contract assets by $0.2 million, offset by an increase in accounts payable and accrued liabilities of $0.3 million and a decrease in prepaid expenses and other assets of $0.2 million.
Investing activities used $47 thousand for the six months ended August 31, 2021 all related to capital asset expenditures compared to $54 thousand for the six months ended August 31, 2020 of which $31 thousand related to capital expenditures. In addition, for the six months ended August 31, 2020, $47 thousand in cash was used for trading security purchases offset with $24 thousand received from sale of investments. There has been no investing activity to date in fiscal 2022.
Financing activities provided $183 thousand for the six months ended August 31, 2021 compared to $1,500 thousand for the comparable period in the prior year. For the six months ended August 31, 2021, $250 thousand was provided resulting from borrowings from the CEO marginally offset by the repayment of notes and lease financing. For the six months ended August 31, 2020 cash was provided resulting from $1.0 million proceeds received from PPP Loans, $200 thousand borrowed from the CEO marginally offset by repayment of $35 thousand in related party loans.
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
For the six months ending August 31, 2021 and August 31, 2020, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at August 31, 2021.

Video Display Corporation and Subsidiaries
August 31, 2021

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
Reserves on Inventories
Reserves on inventories result in a charge to operations when the estimated net realizable value declines below cost. Management regularly reviews the Company’s investment in inventories for declines in value and establishes reserves when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory reserves at August 31, 2021 and February 28, 2021 are adequate.
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

Video Display Corporation and Subsidiaries
August 31, 2021

Income Taxes
Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of August 31, 2021, the Company has established a valuation allowance of $5.3 million on the Company’s deferred tax assets.
The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step
approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At August 31, 2021, the Company did not record any liabilities for uncertain tax positions.

Video Display Corporation and Subsidiaries
August 31, 2021

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
Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2021. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on
Form 10-K
and quarterly reports on
Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2021.
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
August 31, 2021

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
10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).(P)

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).(P)

10(a)	Lease dated April 1, 2015 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2015 Annual Report on Form 10-K.)

10(b)	Lease dated February 19, 2015 by and between Registrant (Lessee) and Ordway Properties LLC (Lessor) with respect to premises located at 5155 King Street, Cocoa, FL. (incorporated by reference to Exhibit 10(g) to the Company’s 2015 Annual Report on Form 10-K.)

10(c)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

October 15, 2021	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 15, 2021	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer