Form 10-Q
period 2021-11-30
VIDEO DISPLAY CORP
filed 2022-01-14
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2021.
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
of the Exchange Act).    Yes  ☐
As of November 30, 2021, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	November 30,	February 28,
	2021	2021

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$215	$293
Accounts receivable, less allowance for doubtful accounts of $14 and $12	703	1,314
Inventories	3,088	4,027
Contract assets	792	1,534
Employee retention credit refund receivable	796	—
Prepaid expenses and other current assets	305	279

Total current assets	5,899	7,447

Property, plant, and equipment
Buildings	778	766
Construction in progress	20	130
Machinery and equipment	5,316	5,162

	6,114	6,058
Accumulated depreciation	(5,179)	(4,979)

Net property, plant, and equipment	935	1,079
Right of use assets under operating leases	729	1,127
Intangible assets, net	151	247
Other noncurrent assets	2	2

Total assets	$7,716	$9,902

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands)

	November 30,	February 28,
	2021	2021

	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$962	$602
Accrued liabilities	809	728
Customer deposits	1,668	1,717
Note payable	26	100
Note payable to officer and director	458	—
Current maturities of financing lease obligations	98	98
Current operating lease liabilities	351	601

Total current liabilities	4,372	3,846
PPP related loans, noncurrent	—	1,084
Finance lease obligations less current maturities	85	142
Long-term operating lease liabilities	372	556

Total liabilities	4,829	5,628

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at November 30, 2021 and February 28, 2021	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	11,595	12,982
Treasury stock, shares at cost; 3,854 at November 30, 2021 and February 28, 2021	(16,282)	(16,282)

Total shareholders’ equity	2,887	4,274

Total liabilities and shareholders’ equity	$7,716	$9,902

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Operations (unaudited)
(i
n
thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,

	2021	2020	2021	2020

Net sales	$1,616	$2,861	$5,377	$8,858
Cost of goods sold	2,171	1,913	5,514	6,747

Gross (loss) profit	(555)	948	(137)	2,111

Operating expenses
Selling and delivery	126	126	408	622
General and administrative	978	947	2,873	2,920

	1,104	1,073	3,281	3,542

Operating loss	(1,659)	(125)	(3,418)	(1,431)

Other income (expense)
Interest expense, net	(6)	(4)	(20)	(35)
Investment gains, net	—	11	—	5
Gain on extinguishment of PPP loans	—	216	1,084	216
Gain on sale of assets	—	1,724	—	1,724
Employee retention credit income	796	—	796	—
Other, net	63	58	171	393

	853	2,005	2,031	2,303

(Loss) income before income taxes	(806)	1,880	(1,387)	872
Income tax expense	—	—	—	—

Net (loss) income	$(806)	$1,880	$(1,387)	$872

Net (loss) income per share - basic	$(0.14)	$0.32	$(0.24)	$0.15

Net (loss) income per share - diluted	$(0.14)	$0.31	$(0.24)	$0.14

Basic weighted average shares outstanding	5,878	5,878	5,878	5,878

Diluted weighted average shares outstanding	5,878	6,078	5,878	6,078

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Shareholders’ Equity
Three and Nine Months Ended November 30, 2021 and 2020 (unaudited)
(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

For the Three Months Ended November 30, 2021
Balance, August 31, 2021 (unaudited)	5,878	$7,293	$281	$12,401	$(16,282)	$3,693
Net loss	—	—	—	(806)	—	(806)

Balance, November 30, 2021 (unaudited)	5,878	$7,293	$281	$11,595	$(16,282)	$2,887

For the Nine Months Ended November 30, 2021
Balance, February 28, 2021 (audited)	5,878	$7,293	$281	$12,982	$(16,282)	$4,274
Net loss	—	—	—	(1,387)	—	(1,387)

Balance, November 30, 2021 (unaudited)	5,878	$7,293	$281	$11,595	$(16,282)	$2,887

For the Three Months Ended November 30, 2020
Balance, August 31, 2020 (unaudited)	5,878	$7,293	$281	$11,162	$(16,282)	$2,454
Net income	—	—	—	1,880	—	1,880

Balance, November 30, 2020 (unaudited)	5,878	$7,293	$281	$13,042	$(16,282)	$4,334

For the Nine Months Ended November 30, 2020
Balance, February 29, 2020 (audited)	5,878	$7,293	$281	$12,170	$(16,282)	$3,462
Net income	—	—	—	872	—	872

Balance, November 30, 2020 (unaudited)	5,878	$7,293	$281	$13,042	$(16,282)	$4,334

*	Common shares are shown net of Treasury Shares
The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended November 30,
	2021	2020
Operating Activities
Net (loss) income	$(1,387)	$872
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	200	163
Amortization of intangible assets	96	107
Provision for doubtful accounts	2	6
Inventory related charges	827	45
Realized/unrealized gain on investments	—	(5)
Gain on sale of assets	—	(1,724)
Gain on extinguishment of PPP loans	(1,084)	(216)
Other, net	(36)	4
Changes in working capital items:
Accounts receivable	609	65
Inventories	112	(813)
Prepaid expenses and other assets	(26)	193
Contract assets	742	(904)
Employee retention credit refund receivabl e	(796)	—
Customer deposits	(49)	(596)
Accounts payable and accrued liabilities	441	105

Net cash used in operating activities	(349)	(2,698)

Investing Activities
Capital expenditures	(56)	—
Proceeds from sale of assets	—	2,028
Purchases of investments	—	(47)
Proceeds from sale of investments	—	50

Net cash (used in) provided by investing activities	(56)	2,031

Financing Activities
Repayments of notes payable to officers and directors	—	(1,227)
Repayments of note payable	(74)	—
Repayments on lease financing	(57)	—
Proceeds from loans with officers and directors	458	400
Proceeds from PPP related loans	—	988
Change in marginal float	—	4
Net cash provided by financing activities	327	165

Net change in cash and cash equivalents	(78)	(502)
Cash and cash equivalents, beginning of year	293	844

Cash and cash equivalents, end of period	$215	$342

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
November 30, 2021
Note 1. – Basis of Presentation of Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of Video Display Corporation, Inc. and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 28, 2021 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of, and for the three and nine months ended, November 30, 2021 and 2020 have been prepared in accordance with (i) accounting p
r
inciples generally accepted in the U.S. for interim financial information and (ii) the instructions to Form
10-Q
and Rule
10-01
of Regulation
S-X
of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2021 are not necessarily indicative of the results that may be expected for the year ending February 28, 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form
10-K
for the year ended February 28, 2021 filed with the SEC on May 28, 2021.
Note 2. – Going Concern, Banking & Liquidity
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital and liquid assets for the nine month period ending November 30, 2021 primarily due to a decrease in revenues in three of four divisions along with a decrease in accounts receivables and inventory. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2021 and February 28, 2021:

	November 30, 2021	February 28, 2021
Working capital	$1,527	$3,601
Liquid assets	$215	$293

The Company has increased marketing efforts in its ruggedized displays, TEMPEST products and services and small specialty displays. In addition, the Company has streamlined its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including a more user friendly website, the hiring of an experienced Rugged Display Business Development Manager, increasing the number of customer visits and trade shows post pandemic in order to market the Company’s product lines. These efforts have not increased revenues to date as the Company’s business typically has a longer lead time from initial contact to a sale. The pandemic has also slowed down the process of obtaining new business as many of our customers and potential customers are still working from home. The Company has expanded its cyber security business by adding an additional test chamber and test equipment to provide additional TEMPEST service capabilities and for qualifying TEMPEST products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company just completed and had accredited its new AIS system which will allow for the opportunity to increase the service business. The Company also completed the transfer of the remaining CRT operations in Florida to its Lexel Imaging facility in Lexington, KY in order to make room for new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company also moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations.

Video Display Corporation and Subsidiaries
November 30, 2021

In order to assist funding operating activity, the Company’s CEO has
loaned $457,568
in aggregate to the
Company during the second and third quarters of fiscal 2022. There are no repayment terms related to the loan; however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of November 30, 2021.
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
Note 4. - Inventories
Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	November 30,	February 28,
	2021	2021

Raw materials	$1,719	$2,888
Work-in-process	969	1,166
Finished goods	400	771

	3,088	4,825
Reserves for obsolescence	—	(798)

	$3,088	$4,027

Video Display Corporation and Subsidiaries
November 30, 2021

The Company has maintained inventory on hand to support discontinued products and has made purchases to have product available for its customers while they transitioned to newer technologies. Products the Company maintain lasts many years and the timeframe for possible replacement has been difficult to estimate. As a result, the Company has historically recorded an inventory reserve to offset any obsolescence or slow moving inventory concerns related to CRT inventory and component parts for legacy products. Although management believed that the related value of inventory that was reserved would be sold in the future, a reserve was historically recorded for obsolescence due to the uniqueness and age of the related inventory. In third quarter fiscal 2022, management continued to challenge the valuation of its inventory while considering current market conditions and recent sales activity for the related inventory and made the determination to write off the inventory reserve against the related value of the inventory. Also, due to depressed sales for the nine month period ending November 30, 2021 and the market for certain products, an additional $827 thousand inventory charge was recorded to cost of sales. These adjustments were required in order to properly state the inventory value at the lower of cost or market.
Note 5. – Paycheck Protection Promissory (“PPP”) Related Loans
On April 13, 2020 our Lexel Imaging subsidiary entered into a PPP loan for
 $216,200
and on January 27, 2021 entered into a second round PPP loan for
$304,442. On April 23, 2020, Video Display Corporation entered into a $772,000 first round PPP loan and on February 11, 2021, entered into a second round PPP loan for

$780,112.
The PPP loans were made under, and were subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Su
c
h forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP loans.
The Company has used the proceeds of the PPP
l
oans for Qualifying Expenses. In fiscal 2021, the Company received forgiveness on the first round $216,200 Lexel Imaging PPP
l
oan in November 2020 and on the first round $772,000 Video Display PPP
l
oan in December 2020.
The Company received forgiveness on the second round of PPP loans
($1,084,554 in aggregate)
in August 2021. The forgiveness qualified as a gain on extinguishment of debt on the condensed consolidated statements of operations and the related liability was removed from the condensed consolidated balance sheets based on the forgiveness date of the related PPP loan.
Note 6. – Leases
Operating Leases
The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities.
Balance sheet information related to operating leases is as follows (in thousands):

November 30, 2021
Assets
Operating lease right-of-use assets	$729
Liabilities
Current portion of operating lease liabilities	$351
Noncurrent portion of operating lease liabilities	372

Total operating lease liabilities	$723

Video Display Corporation and Subsidiaries
November 30, 2021

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $104 thousand for the three months ended November 30, 2021 and $405 thousand for the nine months ended November 30, 2021. Operating lease costs were $147 thousand for the three months ended November 30, 2020 and $440 thousand for the nine months ended November 30, 2020.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $189 thousand and $475 thousand

for the three months and nine months ended November 30, 2021. The Company paid $143 thousand and $440 thousand for the three months and nine months ended November 30, 2020. The Company did not execute any new leases during the nine months ended November 30, 2021. On September 9, 2021, the Company exercised an option to terminate the lease on its Tucker, Georgia location effective March 31, 2022. The terms of the option to terminate included prepaying the remaining rent through March 31, 2022, an additional penalty of three month’s rent and prepaying the property taxes for 2021 and for the first three months of 2022.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

November 30, 2021
Weighted average remaining lease term	1.2 years
Weighted average discount rate	6%
The following table summarizes the maturity of the Company’s operating lease liabilities as of November 30, 2021 (in thousands):

FY2022	$143
FY2023	262
FY2024	190
FY2025	185

Total operating lease payments	780
Less imputed interest	(57)

Total operating lease liabilities	$723

Included above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by the Company’s chief executive officer) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $97 thousand for the three months and $291 thousand for the nine months ended November 30, 2021. Lease costs under these leases totaled approximately $97 thousand for the three months and $291 thousand for the nine months ended November 30, 2020
.
In September 2020, the Company sold its Pennsylvania building for net proceeds of $2.028 million which resulted in a gain on sale of assets in the amount of $1,724 thousand. The $1,724 thousand gain is recorded as a gain on sale of assets on the condensed consolidated statements of operations for the three and nine months ending November 30, 2020.
The Company subleases certain of its warehousing space in its Tucker and Kentucky locations. The Tucker sublease expires concurrently with the head lease in March 2022 and the Kentucky lease expired November 30, 2021. The Kentucky lessee exercised an option to remain u
n
til January 31, 2022.

Video Display Corporation and Subsidiaries
November 30, 2021

Sublease income and lease income are included in Other, net in the Company’s condensed consolidated statements of operations and totaled approximately $55 thousand

for the three months and $172
thousand

for the nine months ended November 30, 2021 and totaled approximately $91 thousand for the three months and $181 thousand for the nine months ended November 30, 2020. Future remaining lease payments expected to be received as of November 30, 2021 are as follows (in thousands):

FY2022	$46
FY2023	12

Total	$58

Financing Leases
The Company has one financing lease entered into on November 23, 2020 for Tempest testing equipment for $277,000. The lease expires on December 1, 2023 and the interest rate implicit in the lease is
 12.5%.

Balance sheet information related to financing lease is as follows (in thousands):

November 30, 2021
Financing lease right-of-use assets	$195

Current portion of financing lease liabilities	$98
Noncurrent portion of financing lease liabilities	85

Total financing lease liabilities	$183

The following table summarizes the maturity of the Company’s finance lease liabilities as of November 30, 2021 (in thousands):

Fiscal Year	Amount
2022	$26
2023	104
2024	78

Total finance lease payments	$208
Less imputed interest	(25)

Total finance lease liabilities	$183

Note 7 . – Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine Months
	Ended November 30,
	2021	2020

Cash paid for:
Interest	$21	$1

Non-cash activity:
Note receivable paid directly to officer	$—	$170

Note payable to officer	$—	$170

Forgiveness of PPP loans (Note 5 )	$1,084	$216

Equipment finance lease (Note 6 )	$—	$277

Imputed interest expense	$—	$8

Imputed interest income	$—	$8

Video Display Corporation and Subsidiaries
November 30, 2021

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine month periods ended November 30, 2021 and 2020 (in thousands, except per share data):

	Net (Loss) Income	Weighted Average Common Shares Outstanding	(Loss) Earnings Per Share

Three months ended November 30, 2021
Basic	$(806)	5,878	$(0.14)
Effect of dilution:
Options	—	—	—

Diluted	$(806)	5,878	$(0.14)

Three months ended November 30, 2020
Basic	$1,880	5,878	$0.32
Effect of dilution:
Options	—	200	—

Diluted	$1,880	6,078	$0.31

	Net (Loss) Income	Weighted Average Common Shares Outstanding	(Loss) Earnings Per Share

Nine months ended November 30, 2021
Basic	$(1,387)	5,878	$(0.24)
Effect of dilution:
Options	—	—	—

Diluted	$(1,387)	5,878	$(0.24)

Nine months ended November 30, 2020
Basic	$872	5,878	$0.15
Effect of dilution:
Options	—	200	—

Diluted	$872	6,078	$0.14

Video Display Corporation and Subsidiaries
November 30, 2021

Stock options, debentures, and other liabilities convertible into 200,000 shares of the Company’s common stock were anti-dilutive and, therefore, were excluded from the three and nine months ended November 30, 2021 loss per share calculations. All options were fully vested related to the periods presented. In addition, no new options or equity awards have been granted for the periods presented.
Stock Repurchase Program
The

Company has a stock repurchase program, pursuant to
which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20
, 2014
, the Board of Directors of the Company approved a
one
-time
continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program.
For the nine months ending November 30, 2021 and November 30, 2020, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at November 30, 2021.
Note 9. – Income Taxes
Due to the Company’s overall and historical net loss position, no income tax provision was reported for the nine month periods ending November 30, 2021 and November 30, 2020. In addition, a full valuation allowance was allocated to the deferred tax asset created by these losses.
On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the CARES Act, through December 31, 2021. For the three and nine months ended November 30, 2021, the Company recorded an employee retention credit of $796 thousand. This credit has been recorded as an employee retention credit refund receivable on the condensed consolidated balance sheets and as employee retention credit income on the condensed consolidated statements of operations. The Company has recorded these amounts at November 30, 2021 as management believes collection is probable as the conditions in order to receive the refund have been met.
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
November 30, 2021

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
Liquidity -
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital and liquid assets for the nine month period ending November 30, 2021 primarily due to a decrease in revenues in three of four divisions along with a decrease in accounts receivables and inventory. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2021 and February 28, 2021:

	November 30, 2021	February 28, 2021

Working capital	$1,527	$3,601
Liquid assets	$215	$293
The Company has increased marketing efforts in its ruggedized displays, TEMPEST products and services and small specialty displays. In addition, the Company has streamlined its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including a more user friendly website, the hiring of an experienced Rugged Display Business Development Manager, increasing the number of customer visits and trade shows post pandemic in order to market the Company’s product lines. These efforts have not increased revenues to date as the Company’s business typically has a longer lead time from initial contact to a sale. The pandemic has also slowed down the

Video Display Corporation and Subsidiaries
November 30, 2021

process of obtaining new business as many of our customers and potential customers are still working from home. The Company has expanded its cyber security business by adding an additional test chamber and test equipment to provide additional TEMPEST service capabilities and for qualifying TEMPEST products allowing it to increase the business in cyber testing services to supplement the product side of the business. The Company just completed and had accredited its new AIS system which will allow for the opportunity to increase the service business. The Company also completed the transfer of the remaining CRT operations in Florida to its Lexel Imaging facility in Lexington, KY in order to make room for new business in its Cocoa facility. This will also reduce expenses in the CRT operation by having that business all under one roof. The Company also moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations.
In order to assist funding operating activity, the Company’s CEO has loaned $457,568 in aggregate to the Company during the second and third quarters of fiscal 2022. There are no repayment terms related to the loan; however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of November 30, 2021.
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
Inventory management
– Management regularly reviews the Company’s investment in inventories for declines in value and writes down the cost when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. The Company operates in an environment of constantly changing technologies and retains a certain amount of inventory for legacy products for maintenance and replacement capabilities for its customers. The Company also inventories product to ensure it has adequate inventory to fulfill orders for transitioning product lines. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories.
Impact of
COVID-19
– The Company has been actively monitoring the novel
coronavirus, or COVID-19, situation and
its impact globally. Financial results for the three months and nine months ended November 30, 2021 and 2020 have been impacted by COVID-19 due to
delayed orders and/or the fulfillment of the related orders. However, the Company currently does not expect any material impact on our financial results for the remainder of fiscal 2022. Management continues to operate normally with the exception of enabling employees to work from home and abiding by travel restrictions issued by federal and local governments.
If the COVID-19 pandemic continues,
the Company may experience other disruptions that could severely impact the business, results of operations and prospects.
Results of Operations
The following table sets forth, for the three and nine months ended November 30, 2021 and 2020, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales:

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2021	2020	2021	2020

Net Sales
Simulation and Training (VDC Display Systems)	63.8%	77.9%	57.9%	58.4
Data Display CRT (Lexel and Data Display)	15.9	7.1	13.2	14.7
Broadcast and Control Centers (AYON Visual)	—	—	—	—
Cyber Secure Products (AYON Cyber Security)	1.7	2.6	10.3	16.3
Other Computer Products (Unicomp)	18.6	12.4	18.6	10.6

Total net sales	100.0%	100.0%	100.0%	100.0

Video Display Corporation and Subsidiaries
November 30, 2021

Costs and expenses
Cost of goods sold	134.3%	66.9%	102.6%	76.2
Selling and delivery	7.8	4.4	7.6	7.0
General and administrative	60.5	33.1	53.4	33.0

	202.6%	104.4%	163.6%	116.2
Operating loss	(102.6)%	(4.4)%	(63.6)%	(16.2)
Interest expense, net	(0.4)%	(0.1)%	(0.3)%	(0.4)
Other income (expense), net	53.2	70.2	38.2	26.4

Income (loss) before income taxes	(49.9)%	65.7%	(25.8)%	9.8
Income tax expense	—	—	—	—

Net income (loss)	(49.9)%	65.7%	(25.8)%	9.8

Net sales
Consolidated net sales decreased 39.3% for the nine months ended November 30, 2021, and decreased 43.5% for the three months ended November 30, 2021 compared to the nine months and three months ended November 30, 2020. The Company’s AYON Cyber Security (ACS) division is down 61.8% for the nine months ending November 30, 2021 compared to the nine months last year. The business decreased due to lack of product orders for the Department of the State and Canada. The Company is developing new products for customers in this area and expects to have them reviewed by customers in the early part of next year. The Company’s service side of the cyber business (testing other company’s products for compliance) is the primary revenue source. For the three months ending November 30, 2021, ACS business decreased 64.0%. The Display Systems division was down 39.8% for the nine months ended November 30, 2021 compared to the comparable period last year. 33.1% of the division’s business has been in the new specialized displays area. The other approximate two thirds is mixed between different programs including ruggedized displays, simulation and video walls. For the three months ended November 30, 2021, the Display System division was down 53.8% compared to the same three months last year. The Company is focused on the ruggedized displays and simulation sectors of the business, having recently received an order for simulation and pursuing opportunities in both the ruggedized displays and simulation business. The Data Display division decreased 45.7% for the nine months ended November 30, 2021 due to decreases in the sales of a specialty product know as a DVST (Direct view storage tube) because of delays caused by
Covid-19,
but increased 27.2% for three months ended November 30, 2021 due to increased CRT sales. The division expects to sell the DVST products for at least the next five to seven years. The Company’s keyboard division was up 6.8% for the nine months ended November 30, 2021 and down 15.2% for three months ended November 30, 2021 respectively compared to the same periods last year. This division experienced increased sales with the new product line introduced last year, but sales have now leveled off. This division is expected to continue at this level of sales each quarter.
Gross margins
Consolidated gross margins decreased both as a percentage to sales (2.6%) to 23.8% and actual dollars ($137) thousand to $2,111 thousand for the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020.
VDC Display Systems gross margin dollars were $461 thousand compared to $1,683 thousand for the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020. VDC Display Systems gross margin percentage also decreased from 32.5% to 14.8% for the nine months ended November 30, 2021 compared to the same nine months in 2020. AYON Cyber Security gross margin dollars were $158 thousand compared to $210 thousand for the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020. AYON Cyber Security gross margin percentage increased to 28.7% from 14.6% for the nine months ended November 30, 2021 compared to the same nine month period in 2020 due to the sales mix of primarily service jobs as the material costs were lower.

Video Display Corporation and Subsidiaries
November 30, 2021

The Data Display division had a negative gross margin of $1,072 thousand or a negative 151.4% compared to a negative gross margin of $147 thousand and a negative gross margin of 11.3% for the nine months ended November 30, 2021 and November 30, 2020 respectively. The negative gross margins were driven by $532 thousand of inventory write offs and fixed overhead. The keyboard division, Unicomp, had $315 thousand of gross margin dollars or 31.4% to sales for the nine months ending November 30, 2021 compared to $364 thousand or 38.7% for the nine months ending November 30, 2020.
For the three months ended November 30, 2021 compared to the same period last year, all four divisions reported lower gross margin dollars than last year. Overall gross margins for the quarter were down to the low sales volume caused by delays in receiving raw materials and other factors caused by Covid.
Operating expenses
Operating expenses decreased 7.4% or $261 thousand for the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020. The decrease was due primarily to the reduction of salaries and contractor expenses including commissions.
Operating expenses increased by 2.8% or $30 thousand for the three months ended November 30, 2021 compared to the three months ended November 30, 2020. The Company is focusing on reducing costs while increasing the sales effort. The Company expects to continue to control costs while increasing revenues in tempest services, specialized displays and ruggedized displays.
Interest expense, net
Interest expense was $20 thousand for the nine months ended November 30, 2021 compared to $35 thousand for the nine months ended November 30, 2020. Interest expense was $6 thousand for the three months ended November 30, 2021 compared to $4 thousand for the three months ended November 30, 2020. Interest expense in fiscal 2022 relates primarily to interest expense on the lease of TEMPEST equipment. Interest in fiscal 2021 primarily related to interest expense on notes owed to the CEO and the TEMPEST equipment lease.
Other income (expense), net
For the nine months ended November 30, 2021, the Company had $1.1 million in gains on the extinguishment of PPP loans, $796 thousand in employee retention credit income, $172 thousand in rental income, and $4 thousand in debt recovery offset by $5.4 thousand in commissions on the rental income. For the nine months ended November 30, 2020, the Company had $1,724 thousand in a gain on the sale of assets, $148 thousand in royalty income, $237 thousand in rental income, $216 thousand in gain on extinguishment of debt, $9 thousand in discontinued scrap items, and $5 thousand in investment gains.
For the three months ended November 30, 2021, the Company had $796 thousand in employee retention credit income, $64.4 thousand in rental income offset by $1.8 thousand in rental commissions. For the three months ended November 30, 2020 the Company had $1,724 thousand in a gain on the sale of assets, $216 thousand in gain on extinguishment of debt, $56 thousand in rental income, $11 thousand in investment gains and $3 thousand in scrap sales.
Income taxes
Due to the Company’s overall and historical net loss position, no income tax benefit has been reported and instead a full valuation allowance has been allocated to the deferred tax asset created by these losses.

Video Display Corporation and Subsidiaries
November 30, 2021

Liquidity and Capital Resources
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital and liquid assets for the nine month period ending November 30, 2021 primarily due to a decrease in revenues in three of four divisions along with a decrease in accounts receivables and inventory. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period due to a combination of decreasing revenues across certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2021 and February 28, 2021:

	November 30, 2021	February 28, 2021

Working capital	$1,527	$3,601
Liquid assets	$215	$293
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
Cash used in operations for the nine months ended November 30, 2021 was $0.3 million. Adjustments to net loss were non cash operating items of $0.3 million for depreciation and amortization, $0.8 million for inventory related charges and $1.1 million related to the gain recorded on the extinguishment of the remaining PPP loans. Changes in working capital provided $1.0 million, primarily from $0.6 million in accounts receivable, $0.1 million from the decrease in inventory, $0.7 million from the change in contract assets and $0.4 million from the change in accounts payable and accrued liabilities partially offset by a $0.8 million in employee retention credit refund receivable. Cash used by operations for the nine months ended November 30, 2020 was $2.7 million. Significant adjustments to net income included $1.9 million in gains resulting from the sale of a building and forgiveness of a PPP loan. Changes in working capital used $2.0 million, primarily due to an increase in contract assets of $0.9 million, an increase in custom deposits of $0.6 million and an increase in inventories $0.8 million, offset by a decrease in prepaid expenses of $0.2 million and accounts payable and accrued liabilities of $0.1 million.
Investing activities used $56 thousand for the nine months ended November 30, 2021 all related to capital asset expenditures. For the nine months ended November 30, 2020, cash provided by investing activities was $2 million and resulted primarily from the sale of a building in third quarter fiscal 2021.
Financing activities provided $0.3 million for the nine months ended November 30, 2021 compared to $0.2 million for the comparable period in the prior year. For the nine months ended November 30, 2021, $458 thousand was provided resulting from borrowings from the CEO offset by the repayment of notes of $74 thousand and lease financing of $57 thousand. Financing activities provided $0.2 million for the nine months ended November 30, 2020 resulting from $1.0 million in proceeds received from the PPP loans, $0.4 million in proceeds borrowed from the CEO offset by repayments of $1.2 million in related party loans.
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

Video Display Corporation and Subsidiaries
November 30, 2021

For the nine months ending November 30, 2021 and November 30, 2020, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at November 30, 2021.
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
Inventory Valuation
Management regularly reviews the Company’s investment in inventories for declines in value and writes down the cost when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. The Company operates in an environment of constantly changing technologies and retains a certain amount of inventory for legacy products for maintenance and replacement capabilities for its customers. The Company also inventories product it acquires on a last-time buy basis to ensure it has adequate inventory to fulfill orders for transitioning product lines. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories. Management believes its inventory values at November 30, 2021 and February 28, 2021 are adequate.
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

Video Display Corporation and Subsidiaries
November 30, 2021

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
Income Taxes
Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of November 30, 2021, the Company has established a valuation allowance of $5.6 million on the Company’s deferred tax assets.
The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step
approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At November 30, 2021, the Company did not record any liabilities for uncertain tax positions.
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

Video Display Corporation and Subsidiaries
November 30, 2021

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2021. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on
Form 10-K
and quarterly reports on
Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2021.
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
November 30, 2021

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

VIDEO DISPLAY CORPORATION

January 14, 2022	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 14, 2022	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer