Form 10-K
period 2022-02-28
VIDEO DISPLAY CORP
filed 2022-05-31
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to______________
Commission file number
0-13394

VIDEO DISPLAY CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-1217564
(State of Incorporation)	(IRS Employer Identification No.)

5155 King Street , Cocoa , Florida	32926
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (
770
)
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
or any amendment to this Form
10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Securities Exchange Act of 1934).    YES  ☐    NO
☒
As of August 31, 2021, the aggregate market value of the voting and non-voting
common equity held by
non-affiliates
based upon the closing sales price for the Registrant’s common stock as reported in the Over the Counter Markets “OTCMKTS” was $406,327.
The number of shares outstanding of the registrant’s Common Stock as of May 1, 2022 was
5,878,290
.
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
10-K.

VIDEO DISPLAY CORPORATION

PART I
Item 1. Business.
General
Video Display Corporation and subsidiaries (the “Company”, ”us”, “we” or “VDC”) is a provider and manufacturer of video products, components, and systems for visual display and presentation of electronic information media in a variety of requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems, for government, military, aerospace, medical, industrial, and commercial organizations. The Company markets its products worldwide primarily from facilities located in the United States. Please read the comments under the caption “Forward looking statements and risk factors” in Item 1A Risk Factors of this Annual Report on Form
10-K.
Description of Principal Business
The Company generates revenues from the manufacturing and distribution of displays and display components. The Company operates primarily in four divisions: simulation, training and display products, cyber secure products and services, Data display CRTs, and other computer products.
Consolidated Net Sales by division for fiscal 2022 are comprised of the following:
Simulation, Training and Display Products (58%)
Cyber Secure Products (9%)
Data Display CRTs (14%)
Other Computer Products (19%)
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
Principal Products by Division
Simulation, Training and Display Products
The Company’s simulation, training and display products operations are conducted in the VDC’s Cocoa, Florida location. Product lines include:

•	Dome Aircraft Simulator Display Systems

•	Multi-Faceted Aircraft Simulator Display Systems

•	Video Walls for Broadcast and Control Centers

•	Rugged Video Walls for Combat Information Center (CIC)

•	Rugged Flat Panel Displays and Computers

•	TEMPEST Products

•	TEMPEST Services

•	Projector and Monitor Upgrades

•	Projection Screens

These product lines are used by the military branches such as the Navy and Air Force and various government agencies such as the Department of Defense and the Department of Energy. VDC also supplies direct view video walls into both the Command and Control and Broadcast markets
This portion of the Company’s operations, which contributed approximately 58% of fiscal 2022 consolidated net sales, involves the design, engineering, and manufacturing of digital projector display units. The Company customizes these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost efficient manufacturing, it is able to handle low volume orders that generate higher margins.
This portion of the Company’s operations targets niche markets where competition from major multinational electronics companies tends to be lower. The prime customers for these products include defense, security, training, and simulation areas of the United States of America (U.S.) and foreign militaries as well as the major defense contractors such as the Boeing Company,
L-3
Communications Corporation, DRS Laurel Technologies, and others. Flight simulator displays are produced to provide a full range of flight training simulations for military and commercial applications.
Cyber Secure Products
The Company acquired the AYON Cyber Security (“ACS”) division in March 2012. ACS was formerly known as Hetra Products and most recently as StingRay56 before becoming part of Video Display Corporation
.
ACS specializes in advanced TEMPEST technology, also known as Emanation Security (EMSEC), products and custom engineering solutions to include extreme environmental performance and survivability technologies
(MIL-STD-810
and
DO-160)
in support of military forces, intelligence agencies, prime contractors and niche commercial sectors worldwide. ACS has a long history of specializing in TEMPEST technology. In addition to its TEMPEST products and services, the business also provides various contract services to government agencies and prime contractors. Services performed include design and testing solutions for defense and niche commercial uses worldwide. This division represented approximately 9% of fiscal 2022 consolidated net sales.
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
The Company’s CRT manufacturing operation of new and recycled CRTs is conducted at a facility located in Lexington, Kentucky (Lexel). The Company offers CRTs from other manufacturers at this facility as well. This division represented approximately 14% of fiscal 2022 consolidated net sales.
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

Other Computer Products
The Company acquired a small keyboard company on October 23, 2017. The Company long term plans are to use this as a platform to manufacture cyber-secure keyboards as part of the cyber security division. This division was 19% of the 2022 consolidated net sales.
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

	February 28, 2022	February 28, 2021
Working capital	$509	$3,601
Liquid assets	$245	$293
Management’s plans with regard to improving working capital includes increasing marketing efforts in its ruggedized displays, TEMPEST services and small specialty displays. The Company is developing new products for customers in the TEMPEST sector of its business. Also, the Company has expanded its cyber security business by adding a second testing chamber and a new testing machine for testing tempest products. The Company is aggressively seeking new business for this sector of its business and just completed and had accredited its new AIS system allowing it to increase the business in cyber testing services to supplement the product side of the business.
The Company has streamlined its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including a more user friendly website to market all the product lines it sells and email blasts to targeted customers with specific product lines. These efforts have not increased revenues to date as the Company’s business typically has longer lead times from initial contact to a sale. The pandemic has also slowed down the process of obtaining new business as many of our customers and potential customers are still working from home. Furthermore, supply chain challenges have slowed down production of certain products due to long lead times on critical items of production, impacting cash flow.
The Company moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The Company has not automatically replaced employees who have left the Company while it works to increase business. The Company reduced expenses further by closing the Tucker, Georgia facility on March 31, 2022.
If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.

Concentration of Customers
The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, industrial and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 43% and 48% of consolidated net sales for fiscal 2022 and 2021, respectively. Sales to foreign customers were approximately 11% and 7% of consolidated net sales for fiscal 2022 and 2021, respectively. The Company had one customers, DRS Laurel Technologies with 13% of the Company’s consolidated net sales in fiscal 2022. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Backlog
The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within twelve months. The Company’s backlog was approximately $5.2 million at February 28, 2022 and $3.1 million at February 28, 2021. It is anticipated that more than 90% of the February 28, 2022 backlog will ship during fiscal 2023.
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
Employees
As of February 28, 2022, the Company employed 64 persons on a full-time basis. Of these, 14 were employed in executive, administrative, and clerical positions, 3 were employed in sales and distribution, 16 in engineering, and 31 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory. No employees are under collective bargaining agreements.
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
We currently derive a portion of our net sales (43% in fiscal 2022) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less than twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.
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
A small portion of our consolidated net sales (11% in fiscal 2022) is made to foreign customers. We also receive certain raw materials from foreign vendors. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

•	Economic downturns;

•	Currency exchange rate and interest rate fluctuations;

•	Changes in governmental policy or laws including, among others, those relating to taxation;

•	International military, political, diplomatic and terrorist incidents;

•	Government instability;

•	Nationalization of foreign assets;

•	Natural disasters; and supply chain issues

•	Tariffs and governmental trade policies.

We cannot ensure that one or more of these factors will not negatively affect our international customers and, as a result, our business and consolidated financial performance.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company leases its former corporate headquarters at 1868 Tucker Industrial Road in Tucker, Georgia (within the Atlanta metropolitan area). This space occupies approximately 10,000 square feet of the total 59,000 square feet at this location. The Company entered into an agreement to sublease approximately 45,000 square feet of the Tucker, Georgia facility beginning January, 2019. The Tucker, Georgia facility lease terminated March 31, 2022. Two locations, Cocoa, Florida and Lexington, Kentucky are leased from a related party at current market rates with the Cocoa, Florida space currently serving as the Corporate headquarters location. See Part III, Item 13 Certain Relationships and Related Transactions in this Annual Report on Form
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
The following table shows the range of prices for the Company’s common stock as reported by the OTCMKTS for each quarterly period beginning on March 1, 2020. The prices reflect inter-dealer prices, without mark-up,
mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 28, 2022		February 28, 2021
Quarter Ended	High	Low	High	Low
May	2.70	1.13	1.19	.90
August	1.40	1.12	2.07	.97
November	1.22	1.02	2.05	1.12
February	1.27	.83	3.10	1.00
There were approximately 120 holders of record of the Company’s common stock as of May 13, 2022.
Payment of cash dividends in the future will be dependent upon the consolidated earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of February 28, 2022 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.

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
Issuer Purchases of Equity Securities
The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During fiscal 2022 and 2021, the Company did not repurchase any shares of the Company’s stock. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 28, 2022.
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
During fiscal 2022, management of the Company focused key resources on strategic efforts to support the efforts of operations to increase market share. The Company also seeks to look for acquisition opportunities that enhance the profitability and shareholder value of the Company. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:
Inventory management
- Management regularly reviews the Company’s investment in inventories for declines in value and writes down the cost when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. The Company operates in an environment of constantly changing technologies and retains a certain amount of inventory for legacy products for maintenance and replacement capabilities for its customers. The Company also inventories product to ensure it has adequate inventory to fulfill orders for transitioning product lines. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories.
Impact of
 COVID-19
 – The Company has been actively monitoring the novel
coronavirus, or COVID-19, situation and
its impact globally. Financial results for fiscal 2022 were
impacted by COVID-19 due to
delayed orders and/or the fulfillment of the related orders. However, the Company currently does not expect any material impact on our financial results for fiscal 2023. Management continues to operate normally with the exception of restrictions issued by federal and local governments and supply chain issues as a result of the pandemic. If a reoccurrence of the COVID-19 pandemic occurs,
the Company may experience other disruptions that could severely impact the business, results of operations and prospects.
Sales generation
 – The Company has experienced a significant decline in overall sales along with challenges in gross margin. Furthermore, the Company has been unable to reduce operating expenses at the needed level to offset the reduction in sales. In order to improve revenue generating activities, management is focused on increasing marketing efforts in its ruggedized displays, TEMPEST services and small specialty displays. The Company is also developing new products for customers in the TEMPEST sector of its business. Furthermore, the Company has expanded its cyber security business by adding a second testing chamber and a new testing machine for testing tempest products. The Company is aggressively seeking new business for this sector of its business and just completed and had accredited its new AIS system allowing it to increase the business in cyber testing services to supplement the product side of the business.
Operations
The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):
(See Item 1. Business – Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions.)

	2022		2021
	Amount	%	Amount	%
Net Sales
Simulation and Training	4,088	58.4%	8,143	65.0%
Data Display CRTs	992	14.2	1,496	11.9
Cyber Secure Products	612	8.7	1,558	12.4
Other Computer Products	1,309	18.7	1,344	10.7

Total net sales	7,001	100.0	12,541	100.0

Costs and expenses
Cost of goods sold	7,324	103.7%	9,925	79.2%
Selling and delivery	555	7.9	905	7.3
General and administrative	3,753	53.6	3,989	31.8

	11,632	165.2	14,819	118.3

Loss from operations	(4,631)	(65.2)	(2,278)	(18.3)
Interest expense, net	(25)	(0.4)	(4)	(0.0)
Employee retention credit income	796	11.4	—	0.0
Gain on extinguishment of PPP loans	1,084	15.5	988	7.9
Gain on disposal of assets	—	0.0	1,724	13.8
Other income, net	216	3.1	415	3.3

(Loss) income before income taxes	(2,560)	(35.6)	845	6.8
Income tax expense	—	0.0	33	0.3

Net (loss) income	(2,560)	(35.6)	812	6.5

Fiscal 2022 Compared to Fiscal 2021
Net Sales
Consolidated net sales decreased 44.2% for year ended February 28, 2022 compared to the year ended February 28, 2021 and decreased 55.9% for the three months ended February 28, 2022 compared to the comparable three months last year. The Company’s AYON Cyber Security (ACS) division is down 60.7% for the year ended February 28, 2022 compared to fiscal year ended February 28, 2021 and decreased 46.8% for the three months ended February 28, 2022 compared to the same three months last year. Their business was down significantly with the government not putting out for bid any major TEMPEST product needs. Also, the division lost their Canadian Tempest business as it was unprofitable and the Company discontinued selling to Canada. The Display Systems division decreased by 49.8% for the year ended February 28, 2022 compared to last year and was down 67.2% for the quarter ended February 28, 2022 compared to the same three months last year. The division sales decreased due to no movement on large projects with one of its major customers, offset somewhat with sales of Multi Mission Display products as the legacy program ramped up this year after being soft in the prior year. The sales of JACO Displays decreased 36% in fiscal 2022 after over $2.0 million of sales in FY 2021 to this division. The Data Display division sales were down 33.7% for the year ended February 28, 2022 due to issues related to the pandemic. The division sells a specialty product, a direct view storage tube (DVST) to two customers in Asia. Orders are expected from both customers, but due to the pandemic, the funds which would have been used for these products were diverted to other priorities. The division also sells replacement CRTS for flight simulators. Because of reduced use of the simulators because of less travel the demand for these products decreased. The Lexel division will be dependent on continued sales of the DVST products and steady sales of its cathode ray tube products (CRTs) to increase their sales. Lexel had a increase of 47.1% for three months ended February 28, 2022 compared to the three months ended February 28, 2021. The Company’s keyboard division, posted sales of $1.3 million and $0.3 million for the year and three months ended February 28, 2022 compared to $1.3 million and $0.4 million for the comparable periods last year, respectively.
Gross Margins
Consolidated gross margins decreased to (4.6%) for fiscal 2022 from 20.9% for fiscal 2021. Overall gross margin dollars decreased by $2.9 million versus the prior fiscal year due to decreased revenues. Due to depressed sales and the market trends for certain products, $919 thousand in inventory charges were recorded to cost of goods sold during fiscal 2022 compared to $100 thousand in fiscal 2021.
ACS gross margin percentage was 10.9% compared to 5.9% and the gross margin dollars were $67 thousand compared to $93 thousand for the year ended February 28, 2022 compared to the year ended February 28, 2021. For the three months ended February 28, 2022 compared to the same period last year, ACS gross margin percentage was a negative 151.2% compared to a negative 103.7% and gross margin dollars were a negative $91 thousand compared to $118 thousand.
VDC Display Systems (VDCDS) gross margin percentage was 14.3% compared to 28.7% in the prior year and the gross margin dollars were $2,339 thousand compared to $584 thousand for the year ended February 28, 2022 compared to the year ended February 28, 2021. For the three months ended February 28, 2022 compared to the same period last year, VDCDS gross margin percentage was 12.6% compared to 22.1%. Gross margin dollars were $123 thousand compared to $656 thousand.
The keyboard division, Unicomp, had $363 thousand of gross margin dollars or 27.7% to sales for the year ended February 28, 2022 and $526 thousand of gross margin dollars or 39.1% for the year ended February 28, 2021. For the quarter ended February 28, 2022, Unicomp had $48 thousand of gross profit or 15.7% compared to $162 thousand or 40.1%.

The Data Display division had a negative $1,337 thousand in gross margin dollars for the year ended February 28, 2022 compared to a negative $341 thousand for the year ended February 28, 2021. The Data Display division for Lexel had a negative $265 thousand in gross margin dollars for the three months ended February 28, 2022 compared to a negative $195 thousand for the three months ended February 28, 2021. Gross margins are expected to improve in fiscal 2022 as revenues are expected to improve as the country and the world get over the pandemic and the pent up demand is met.
Operating Expenses
Operating expenses as a percentage of sales increased to 61.5% for fiscal 2022 from 39.1% in fiscal 2021. Operating expenses as a percentage of sales was higher for fiscal 2022 when compared to fiscal 2021 due to the significant reduction in sales in fiscal 2022 without a corresponding decrease in operating expenses. Total operating expenses decreased 12.0% from $4.9 million in fiscal 2021 to $4.3 million in fiscal 2022, primarily due to a hiring freeze during the year.
The Company is working to reduce costs in all areas of the business to bring its cost structure in line with the current size of the business. The Company has made strategic cuts at the corporate level and has merged its two Florida locations, VDC Display Systems and AYON Cyber Security, which is saving considerable operating expenses. The Company is expanding its product offerings, primarily in ruggedized displays and in doing so, is adding costs strategically to support those businesses. The Florida operations are completely in the Cocoa location. The remaining business units are also making changes to maximize profitability.
Interest Expense
Interest expense was $25 thousand in fiscal 2022 and $4 thousand for fiscal 2021 related to the Company’s obligations. The increase in interest expense resulted from the financing lease on the TEMPEST equipment for the cyber security business.
Other Income
In fiscal 2022, the Company had $1,084 thousand in gain on extinguishment of PPP loans, $796 thousand in employee retention credit income, net rental income of $210 thousand and $4 thousand in bad debt recovery.
In fiscal 2021, the Company had $1,724 thousand in a gain on the sale of assets, $148 thousand in royalty income, $278 thousand in rental income, $988 thousand in gain on the extinguishment of PPP loans, $16 thousand in scrap sales, $5 thousand in investment gains and a net of $32 thousand in other expense including exchange rate differences and commissions on rentals.
Income Taxes
The Company had a net loss before taxes of approximately $2.6 million in which a full valuation allowance was provided due to historical losses resulting in an effective tax rate of 0%. In fiscal 2021, the Company had $33 thousand of taxes at the state level on approximately $0.8 million in total net income, with a full valuation at the federal level provided due to historical losses resulting in an effective tax rate of 3.9%.
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

	February 28, 2022	February 28, 2021
Working capital	$509	$3,601
Liquid assets	$245	$293
Management’s plans with regard to improving working capital includes increasing marketing efforts in its ruggedized displays, TEMPEST services and small specialty displays. The Company is developing new products for customers in the TEMPEST sector of its business. Also, the Company has expanded its cyber security business by adding a second testing chamber and a new testing machine for testing tempest products. The Company is aggressively seeking new business for this sector of its business and just completed and had accredited its new AIS system allowing it to increase the business in cyber testing services to supplement the product side of the business.
The Company has streamlined its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including a more user friendly website to market all the product lines it sells and email blasts to targeted customers with specific product lines. These efforts have not increased revenues to date as the Company’s business typically has longer lead times from initial contact to a sale. The pandemic has also slowed down the process of obtaining new business as many of our customers and potential customers are still working from home. Furthermore, supply chain challenges have slowed down production of certain products due to long lead times on critical items of production, impacting cash flow.
The Company moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The Company has not automatically replaced employees who have left the Company while it works to increase business. The Company reduced expenses further by closing the Tucker, Georgia facility of March 31,2022.
If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.
Cash used in operations was $0.1 million in fiscal 2022 compared to the use of $3.5 million in fiscal 2021. During fiscal 2022, the net loss from operations was $2.6 million and adjustments to reconcile net loss to net cash were $0.2 million with $0.9 million in inventory related charges, $0.3 million in depreciation and $0.1 million in amortization of intangible assets, offset by $1.1 million on the gain on extinguishment of PPP loans. Working capital related accounts provided $2.2 million in cash with contract assets providing $1.1 million, contract liabilities of $0.2 million, accounts receivable $0.9 million and accounts payable and accrued liabilities providing $1.0 million, offset by an increase in inventories of $0.2 million and an increase in an employee retention credit receivable of 0.8 million.
Investing activities used $0.1 million for capital expenditures in fiscal 2022. Investing activities provided $2.0 million in fiscal 2021 primarily resulting from proceeds received related to the sale of a building.
Financing activities provided $0.1 million in fiscal 2022. The Company received $0.3 million in a related party loan and paid down a note payable of $0.1 million and $0.1 million in equipment financing. Financing activities provided $1.0 million for the year ended February 28, 2021. The Company received $2.0 million in PPP loans and $0.6 million from related party loans partially offset by the repayment of $1.6 million on notes payable to officers and directors.
The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time
continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During fiscal years 2022 and 2021, the Company did not repurchase any of the Company’s stock. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 28, 2022.
Transactions with Related Parties and Contractual Obligations
The Company leases a building in Lexington, KY and another building in Cocoa, Florida, from entities that are controlled by the Company’s CEO. The building in Lexington, KY serves as the manufacturing operations for the CRT division and the keyboard division. The building in Cocoa, Florida is the new operational site for both VDC Display Systems, AYON Cyber Security and the corporate office. See Note 9.
The Company borrows money from the Chief Executive Officer from time to time to support operations. In fiscal 2022, the Company has borrowed approximately $458 thousand and owes another $360 thousand in rent. There are no repayment terms related to the amounts owed but the Company intends to pay back the CEO when funds are available in fiscal 2023. These amounts are included in the Company’s consolidated balance sheet.
Contractual Obligations
Future contractual maturities due under operating and finance leases and other obligations at February 28, 2022 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance lease obligations	$181	$104	$77	$—	$—
Operating lease obligations	656	276	380	—	—
Note payable -related party	458	458	—	—	—
Warranty reserve obligations	24	24	—	—	—

Total	$1,319	$862	$457	$—	$—

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates, and complexity include inventory valuation, contract revenue recognition as well as profitability or loss recognition estimates, and the sufficiency of the valuation reserve relating to deferred tax assets. The Company uses the following methods and assumptions in determining its estimates:
Inventory valuation
Management regularly reviews the Company’s investment in inventories for declines in value and writes down the cost when it is apparent that the expected net realizable value of the inventory falls below its carrying amount. The Company operates in an environment of constantly changing technologies and retains a certain amount of inventory for legacy products for maintenance and replacement capabilities for its customers. The Company maintains inventory on certain products to ensure it has adequate inventory to fulfill orders for transitioning product lines. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories.
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
The Company’s simulation and video wall systems are custom-built (using commercial off-the-shelf
products) to customer specifications under fixed price contracts. Judgment is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. Generally, these contracts contain one performance obligation (the installation of a fully functional system). The Company recognizes revenue for these systems over time as control is transferred based on labor hours incurred on each project based on the percentage of completion method.
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
Income taxes
Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has established a valuation allowance of $5.7 million on the Company’s deferred tax assets.
The Company accounts for uncertain tax positions under the provisions of ASC Topic 740, which contains a two-step
approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At February 28, 2022, the Company did not record any liabilities for uncertain tax positions.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Company’s primary market risks include changes in technology and government spending. The rapid advances in video and projection technology present a challenge for the Company’s management and engineers to be able to meet the ever-changing demands in the markets in which it operates. The Company did a significant amount of business with the government (43% of revenues) in fiscal 2022. Failure of the government to continue to fund programs in the Company’s markets could have a detrimental effect on the Company.

Item 8. Financial Statements and Supplementary Data.
Video Display Corporation and
Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Video Display Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the Company) as of February 28, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended February 28, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

Inventories
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company’s consolidated inventory balance was $3,342,000 as of February 28, 2022. Management values inventories at the lower of cost or net realizable value. Costs include materials, labor and manufacturing overhead and is computed on a first-in-first-out
basis. Management evaluates the carrying value of its inventories taking into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices management expects to obtain for products in its various markets. Management adjusts excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of goods sold.
Auditing management’s estimate of inventory valuation was complex and judgmental as the value estimate was sensitive to significant assumptions, such as changes in technology and aging of the inventory, costing of inventory, and near-term revenue and operating margin projections, which are affected by expectations about future market or economic conditions. In addition, as described in management’s report on internal control over financial reporting as of February 28, 2022, a material weakness was identified related to inventory.
How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s inventory estimation process. To test the value of inventory, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions and the underlying data used by the Company in its analysis. For example, these procedures included, among others, performing procedures to test the existence of inventory, evaluating and testing management’s process for determining the valuation of inventory and testing the classification of inventory.
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
Peachtree Corners, Georgia
May 31, 2022

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	February 28, 2022	February 28, 2021
Assets
Current assets
Cash and cash equivalents	$245	$293
Accounts receivable, less allowance for bad debts of $3 and $12	390	1,314
Employee retention credit refund receivable	796	—
Inventories, net	3,342	4,027
Contract assets	444	1,534
Prepaid expenses and other current assets	297	279

Total current assets	5,514	7,447

Property, plant and equipment:
Buildings	778	766
Construction in progress	—	130
Machinery and equipment	5,359	5,162

	6,137	6,058
Accumulated depreciation	(5,247)	(4,979)

Net property, plant and equipment	890	1,079

Right of use assets under operating leases	592	1,127
Intangible assets, net	118	247
Other noncurrent assets	2	2

Total assets	$7,116	$9,902

The accompanying notes are an integral part of these consolidated statements.

	February 28, 2022	February 28, 2021
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable (including related party payables of $360 and $0; Note 5)	$1,465	$602
Accrued liabilities	855	728
Contract liabilities	1,872	1,717
Current maturities of financing lease obligations	98	98
Current operating lease liabilities	257	601
Note payable	—	100
Notes payable to officers and directors, current (Note 5)	458	—

Total current liabilities	5,005	3,846
Long-term operating lease liabilities	333	556
Finance lease obligations less current maturities	64	142
PPP related loans, non-current	—	1,084

Total liabilities	5,402	5,628

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued; 5,878 outstanding at February 28, 2022 and 2021	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	10,422	12,982
Treasury stock, 3,854 shares, at cost	(16,282)	(16,282)

Total shareholders’ equity	1,714	4,274

Total liabilities and shareholders’ equity	$7,116	$9,902

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	February 28, 2022	February 28, 2021
Net sales	$7,001	$12,541
Cost of goods sold	7,324	9,925

Gross (loss) profit	(323)	2,616

Operating expenses
Selling and delivery	555	905
General and administrative	3,753	3,989

	4,308	4,894

Operating loss	(4,631)	(2,278)

Other income (expense)
Interest expense, net	(25)	(4)
Investment gain	—	5
Gain on extinguishment of PPP loans	1,084	988
Employee retention credit income	796	—
Gain on disposal of assets	—	1,724
Other income, net	216	410

Total other income, net	2,071	3,123

(Loss) income before income taxes	(2,560)	845
Income tax expense	—	33

Net (loss) income	$(2,560)	$812

Net (loss) income per share-basic	$(0.44)	$0.14

Net (loss) income per share-diluted	$(0.44)	$0.13

Average shares outstanding – basic	5,878	5,878

Average shares outstanding – diluted	5,878	6,078

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance, February 29, 2020	5,878	$7,293	$281	$12,170	$(16,282)	$3,462
Net income	—	—	—	812	—	812

Balance, February 28, 2021	5,878	$7,293	$281	$12,982	$(16,282)	$4,274
Net loss	—	—	—	(2,560)	—	(2,560)

Balance, February 28, 2022	5,878	$7,293	$281	$10,422	$(16,282)	$1,714

*	Common Shares are shown net of Treasury Shares
The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	February 28, 2022	February 28, 2021
Operating Activities
Net (loss) income	$(2,560)	$812
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	268	223
Amortization of intangible assets	129	140
Provision for doubtful accounts	14	3
Inventory related charges	919	2
Gain on extinguishment of PPP loans	(1,084)	(988)
Gain on disposal of assets	—	(1,724)
Gain on sale of investments	—	(5)
Other, net	(6)	10
Changes in working capital items:
Accounts receivable	910	(12)
Employee retention credit refund receivable	(796)	—
Inventories	(234)	451
Prepaid expenses and other assets	165	132
Accounts payable and accrued liabilities	990	(425)
Contract assets	1,090	(1,534)
Contract liabilities	155	(621)

Net cash used in operating activities	(40)	(3,536)

Investing Activities
Capital expenditures	(79)	(59)
Purchases of investments	—	(47)
Proceeds from sale of assets	—	2,028
Proceeds from sale of investments	—	50

Net cash (used in) provided by investing activities	(79)	1,972

Financing Activities
Proceeds from related party loans	275	600
Proceeds from PPP related loans	—	2,073
Repayments of lease financing	(104)	(37)
Repayments of notes payable	(100)	—
Change on marginal float	—	4
Repayments of notes payable to officers and directors	—	(1,627)

Net cash provided by financing activities	71	1,013
Net change in cash and cash equivalents	(48)	(551)
Cash and cash equivalents, beginning of year	293	844

Cash and cash equivalents, end of year	245	293

The accompanying notes are an integral part of these consolidated statements.
See Note 12 for supplemental cash flow information.

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
Fiscal Year
All references herein to “2022” and “2021” mean the fiscal years ended February 28, 2022 and February 28, 2021, respectively.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Examples include provisions for returns, warranty reserves, bad debts, valuations on deferred income tax assets, inventory valuation, other intangible assets, accounting for percentage of completion contracts and the length of product life cycles and fixed asset lives. Actual results could vary from these estimates.
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

	February 28, 2022	February 28, 2021
Working capital	$509	$3,601
Liquid assets	$245	$293

Management’s plans with regard to improving working capital includes increasing marketing efforts in its ruggedized displays, TEMPEST services and small specialty displays. The Company is developing new products
for

customers in the TEMPEST sector of its business. Also, the Company has expanded its cyber security business by adding a second testing chamber and a new testing machine for testing tempest products. The Company is aggressively seeking new business for this sector of its business and just completed and had accredited its new AIS system allowing it to increase the business in cyber testing services to supplement the product side of the business.
The Company has streamlined its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including a more user friendly website to market all the product lines it sells and email blasts to targeted customers with specific product lines. These efforts have not increased revenues to date as the Company’s business typically has longer lead times from initial contact to a sale. The pandemic has also slowed down the process of obtaining new business as many of our customers and potential customers are still working from home. Furthermore, supply chain challenges have slowed down production of certain products due to long lead times on critical items of production, impacting cash flow.
The Company moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The Company has not automatically replaced employees who have left the Company while it works to increase business. The Company reduced expenses further by closing the Tucker, Georgia facility of March 31, 2022.
If additional and more permanent capital is required to fund the operations of the Company, no assurance can be given that the Company will be able to obtain the capital on terms favorable to the Company, if at all.
The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve the operational effectiveness of the operations, the procurement of suitable financing, or a combination of these. The uncertainty regarding the potential success of management’s plan create substantial doubt about the ability of the Company to continue as a going concern.
Revenue Recognition
We recognize revenue when we transfer control of the promised products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We derive our revenue primarily from sales of simulation and video wall systems, cyber secure products, rugged displays, and keyboards. We exclude sales and usage-based taxes from revenue.
Our simulation and video wall systems are custom-built (using commercial off-the-shelf
products) to customer specifications under fixed price contracts. Judgment is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. Generally, these contracts contain one performance obligation (the installation of a fully functional system). We recognize revenue for these systems over time based on labor hours incurred on each project based on the percentage of completion method. Any losses identified on contracts are recognized immediately. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims, or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable. Billings are generated based on specific contract terms, which might be a progress payment schedule, specific shipments, etc. Changes in job performance, manufacturing efficiency, final contract settlements, and other factors affecting estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
We recognize revenue related to our cyber secure products, rugged displays, and keyboards at a point in time when control is transferred to the customer (generally upon shipment of the product to the customer).
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
 We expect to recognize revenue for any performance obligations within a twelve-month period and have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

The following table presents the Company’s revenue disaggregated by division (in thousands):

	2022	2021
Simulation and training (including video walls)	$4,088	$8,143
Cyber security	612	1,558
Data displays	992	1,496
Other computer products (keyboards)	1,309	1,344

Total revenue	$7,001	$12,541

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
Assets measured at fair value on a recurring basis by the Company consist of investment securities that are held for trading using Level 1 inputs. The Company owned investment securities during fiscal 2021 but all investment security positions were liquidated by February 28, 2021. The amount of investment securities held during fiscal 2021 were nominal when compared to the consolidated financial statements.
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
The following is a roll-forward of the allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2022	$12	$14	$(23)	$3
February 28, 2021	$9	$23	$(20)	$12
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
first-out)
or market. The Company periodically reviews inventories for excess or obsolescence and writes down or records a reserve based on current economic conditions, historical sales quantities or patterns, and in some cases, specific risk of loss on specifically identified inventory. Such inventories are recorded at estimated realizable value net of the costs of disposal.
Property, Plant and Equipment
Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. In addition, leasehold improvements are amortized over the shorter of the useful life of the asset or the related lease term. Depreciation expense totaled approximately $268 thousand and $223 thousand for the fiscal years ended 2022 and 2021, respectively. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred.
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

Impairment of Long-lived Assets
Management reviews and assesses long-lived assets, which includes property, plant
, and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, management estimates the future cash flows expected to result from the use of the asset. If the sum of the undiscounted expected cash flows is less than the carrying amount of the asset, an impairment loss is recognized based upon the estimated fair value of the asset. The Company did not recognize any impairment charges associated with its long-lived or intangible assets.
Share-Based Compensation Plans
The Company accounts for employee share-based compensation under the fair value method and uses an option pricing model for estimating the fair value of stock options at the date of grant.
Share Repurchase Program
The Company has a share repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014 the Board of Directors of the Company approved a one-time
continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal years ended February 28, 2022 and February 28, 2021, the Company did not repurchase any of its shares. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 28, 2022.
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
The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of February 28, 2022 and February 28, 2021, the Company did not have any material unrecognized tax benefits.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued as of February 28, 2022 and February 28, 2021.
The Company’s tax years ended back to fiscal 2019 remain open to examination by the Internal Revenue Service (“IRS”).

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
The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for 2022 and 2021, (in thousands, except for per share data):

	Net Income (Loss)	Average Shares Outstanding	Net (Loss) Income Per Share
2022
Basic	(2,560)	5,878	(0.44)
Effect of dilution:
Options	—	—	—

Diluted loss per share	(2,560)	5,878	(0.44)

2021
Basic	812	5,878	0.14
Effect of dilution:
Options	—	200	—

Diluted earnings per share	812	6,078	0.13

Stock options convertible into 200,000 shares of the Company’s common stock were anti-dilutive in fiscal 2022 due to the net loss position and therefore, were excluded from the fiscal 2022 diluted earnings (loss) per share calculation.
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
Sales to foreign customers were 11% of consolidated net sales for fiscal 2022 and 7% of consolidated net sales for fiscal 2021.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In December 2019, the FASB issued
ASU 2019-12, Income Taxes
(Topic 740): Simplifying the Accounting for Income
Taxes (“ASU 2019-12”), which
simplifies the accounting for income taxes by removing certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The guidance was effective for the Company beginning on March 1, 2021 and prescribes different transition methods for the various provisions. Effective March 1, 2021, we adopted
ASU 2019-12 with
no material impact on the Company’s financial statements or related disclosures.
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

Note 2. Inventories
Inventories consisted of the following (in thousands):

	February 28, 2022	February 28, 2021
Raw materials	$2,037	$2,888
Work-in-process	846	1,166
Finished goods	459	771

	3,342	4,825
Reserves for obsolescence	—	(798)
	$3,342	$4,027

The following is a roll forward of the inventory reserves (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2022	$798	$30	$(828)	—
February 28, 2021	$796	$94	$(92)	$798
The Company has maintained inventory on hand to support discontinued products and has made purchases to have product available for its customers while they transitioned to newer technologies. Products the Company maintains lasts many years and the timeframe for possible replacement has been difficult to estimate. As a result, the Company has historically recorded an inventory reserve to offset any obsolescence or slow moving inventory concerns related to CRT inventory and component parts for legacy products. Although management believes that the inventory may be sold in the future, a reserve has been historically recorded due to the uniqueness and age of the related inventory. In fiscal 2022, management continued to challenge the valuation and salability of its inventory while considering current market conditions and recent sales activity and made the determination to write off the inventory reserve against the related inventory as the associated inventory realizable value was deemed nominal. Also, due to depressed sales and the market trends for certain products, an additional $889 thousand inventory charge was recorded to cost of goods sold. These adjustments were required in order to properly state the inventory value at the lower of cost or market at estimated realizable value.
During fiscal 2022 and 2021, the Company wrote off or disposed of inventories of $1.7 million and $0.1 million, respectively, of which $0.8 million w as
previously reserved for through inclusion in the inventory reserve in fiscal 2022 and $0.1 million in fiscal
2021.
Note 3. Uncompleted Contracts
Information relative to contracts in progress consisted of the following (in thousands):

	February 28, 2022	February 28, 2021
Costs incurred to date on uncompleted contracts	$2,465	$2,183
Estimated earnings recognized to date on these contracts	1,073	980

Total costs and estimated gross profit earned	3,538	3,163
Less billings to date	(4,966)	(3,346)

Contract liabilities, net	$(1,428)	$(183)

3
2

The following amounts are included in the accompanying consolidated balance sheets under the following captions (in thousands):

	February 28, 2022	February 28, 2021
Contract assets	$444	$1,534
Contract liabilities	(1,872)	(1,717)

Contract liabilities, net	$(1,428)	$(183)

As of February 28, 2022 and 2021, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 28, 2022 and 2021, there were no progress payments that had been netted against inventory.
Note 4. Paycheck Protection Promissory (“PPP”) Related Loans
On April 13, 2020
,
our Lexel Imaging subsidiary entered into a PPP loan for $
216,200
and on January 27, 2021
,
entered into a second round PPP loan for $
304,442
. On April 23, 2020, Video Display Corporation entered into a $
772,000
first round PPP loan and on February 11, 2021, entered into a second round PPP loan for $
780,112
. The PPP loans were made under, and were subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness was granted, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP loans.
The Company has used the proceeds of the PPP loans for Qualifying Expenses. In fiscal 2021, the Company received forgiveness on the first round $
216,200
Lexel Imaging PPP loan in November 2020 and on the first round $
772,000
Video Display PPP loan in December 2020. The Company received forgiveness on the second round of PPP loans ($
1,084,554
in aggregate)
in August 2021 (fiscal 2022). The forgiveness qualified as a gain on extinguishment of debt on the consolidated statements of operations and the related liability was removed from the consolidated balance sheets based on the forgiveness date of the related PPP loan.
Note 5. Notes Payable to Officers and Directors (Related Party Transactions)
In January 2020, to assist the Company in funding debt assumed resulting from the acquisition of Jaco Displays, LLC, the Company borrowed $505 thousand from Ronald D. Ordway, CEO, comprised of cash proceeds received of $148 thousand with the remaining $357 thousand in debt assumed as the CEO personally funded certain liabilities resulting from the acquisition. The Company combined this amount borrowed with another $439 thousand owed to Mr. Ordway in back rent along with $83 thousand from previous borrowings, and signed a promissory note for the aggregate balance of $1,027 at a six percent interest rate due on or before July 24, 2020 with Mr. Ordway. The Company made a $35 thousand payment to Mr. Ordway in March 2020 and borrowed another $200 thousand in August 2020 leaving a balance of $1,192 thousand at August 31, 2020. This note was paid in full on September 11, 2020 with part of the proceeds from the sale of a building the Company owned in Pennsylvania. From November 2020 through January 2021, the Company borrowed an additional $400 thousand from the CEO which was paid in full in February 2021. The CEO also forgave approximately $36 thousand in accrued interest on these loans. As of February 28, 2021, there were no notes receivables or notes payables outstanding with officers and directors.
In fiscal 2022, the Company has borrowed $458 thousand to fund working capital needs and owes an additional $360 thousand in Company rent that is due to the CEO. The additional borrowings in the amount of $458 thousand are comprised of $275 thousand in cash and $183 thousand in payments made on the Company’s behalf related to the termination of the Tucker, Georgia lease. The $458 thousand note contains no repayment terms and is expected to be repaid in fiscal 2023 along with the $360 thousand in rent owed. The note payable and rent owed are included in the Company’s consolidated balance sheets as of February 28, 2022 as a notes payable to officers and directors and within accounts payable, respectively.
Note 6. Accrued Expenses and Warranty Obligations
The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2022 and 2021. The Company provides no other guarantees.

	2022	2021
Balance at beginning of year	41	51
Change in provision based on current year sales activity	(8)	8
Warranty costs incurred	(9)	(18)

Balance at end of year	24	41

Accrued liabilities consisted of the following (in thousands):

	February 28, 2022	February 28, 2021
Accrued compensation and benefits	$416	$298
Accrued payroll taxes	147	—
Accrued commissions	219	303
Accrued property taxes	2	8
Accrued warranty	24	41
Accrued other	47	78

	$855	$728

Note 7. Stock Options
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
Information regarding the stock option plans is as follows:

	Number of Options (in thousands)	Average Exercise Price Per Share
Outstanding at February 28, 2020	200	$0.82
Granted	—	—
Forfeited or expired	—	—

Outstanding at February 28, 2021	200	$0.82
Granted	—	—
Forfeited or expired	—	—

Outstanding at February 28, 2022	200	$0.82

Options exercisable
February 28, 2021	200	$0.82
February 28, 202 2	200	$0.82

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2022 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2022 (in thousands)	Weighted Average Exercise Price
$0.80 - $1.00	200	5.0	$0.82	200	$0.82

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock. The Company calculates the historic volatility based on the weekly stock closing price, adjusted for dividends and stock splits. The fair value of the stock options is based on the stock price at the time the option is granted, the annualized volatility of the stock and the discount rate at the grant date. No options were granted in fiscal 2021 or 2022.
For the fiscal year ended February 28, 2022 and February 28, 2021, there was no expense recognized on options as all options outstanding were fully vested.
Note
8
. Income Taxes
The rate reconciliation related to income taxes differs from the amount computed by applying the federal statutory rate of 21% is as follows (in thousands):

	Fiscal Year Ended
	February 28, 2022	February 28, 2021
Statutory U.S. federal income tax rate	$(746)	$(17)
State income taxes, net of federal benefit	(93)	(53)
Valuation allowance	805	76
Other	34	27

Taxes at effective income tax rate	$—	$33

Significant components of the Company’s net deferred income tax assets consist of the following (in thousands):

	February 28, 2022	February 28, 2021
Deferred tax assets (liabilities):
Federal net operating loss carry-forward	$4,381	$3,501
State net operating loss carry-forward	955	871
Federal tax credit carry-forward	318	319
Inventory reserves	—	192
Uniform capitalization costs	116	112
Foreign tax credit carry-forward	—	73
Accrued liabilities	41	50
Basis of disposal	—	(170)
Right of use assets	(142)	(271)
Lease liabilities	141	278
Basis difference of property, plant and equipment	(172)	(3)
Allowance for doubtful accounts	1	3
Amortization of intangibles	50	24
Other	(3)	(5)
Valuation allowance	(5,686)	(4,974)

Net deferred tax asset s	$—	$—

Deferred tax assets have been reduced by a valuation allowance because, in the opinion of management, it is more likely than not that the Company’s deferred tax assets will not be realized. The Company has determined that a 100% valuation allowance is needed due to historical cumulative taxable net operating losses and the limited taxable income related to the carry back periods. The Company has available federal and state net operating loss carry forwards of $20.9 million and $16.6 million, for the fiscal years ending February 28, 2022 and February 28, 2021, respectively.
The net operating loss carry forwards expire at various dates commencing in fiscal
 2034, if not used.

On March 11, 2021, President Biden signed the
American
Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the CARES Act, through December 31, 2021. For fiscal 2022, the Company has recorded an employee retention credit of $796 thousand. This credit has been recorded as an employee retention credit refund receivable on the consolidated balance sheets and as employee retention credit income on the consolidated statements of operations. The Company has recorded these amounts at February 28, 2022 as management believes collection is probable as the conditions in order to receive the refund have been met.
Note 9. Benefit Plan
The Company maintains a defined contribution plan that is available to all employees.
The Company did not make a contribution in the fiscal year ended February 28, 2022 or February 29, 2021 to the Company’s 401(k) plan.
Note 10. Leases
Operating Leases
The Company leases its office space and manufacturing facilities and equipment under operating lease agreements. The base lease terms expire at various dates through 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company has one finance lease.
Balance sheet information related to operating leases is as follows (in thousands):

February 28, 2022
Operating lease right-of-use assets	$592

Current portion of operating lease liabilities	$257
Noncurrent portion of operating lease liabilities	333

Total operating lease liabilities	$590

Rent expense totaled approximately
$0.6 million for both fiscal 2022 and fiscal 2021. The Company did not have any variable lease costs or short-term lease costs for the year ended February 28, 2022.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.6 for both fiscal 2022 and fiscal 2021. On September 9, 2021, the Company exercised an option to terminate the lease on its Tucker, Georgia location effective March 31, 2022. The terms of the option to terminate included prepaying the remaining rent through March 31, 2022, an additional penalty of three month’s rent and prepaying the property taxes for 2021 and for the first three months of 2022. The Company did not modify any existing operating leases or execute any new operating leases during the fiscal year ended February 28, 2022.
Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

February 28, 2022
Weighted average remaining lease term	1.0 years
Weighted average discount rate	6%
The following table summarizes the maturity of the Company’s operating lease liabilities as of February 28, 2022 (in thousands):

Fiscal Year	Amount
2023	$276
2024	190
2025	190

Total operating lease payments	$656
Less imputed interest	(66)

Total operating lease liabilities	$590

The Company subleases certain of its warehousing space and also leased a building that it owned in Pennsylvania until it was sold in September 2020 for net proceeds of $2,028 thousand which resulted in a gain on sale of assets in the amount of $1,724 thousand as recorded on the consolidated statements of operations. The remaining sublease expires concurrently with the operating lease in March 2022. Sublease income and lease income are included in
o
ther income, net in the Company’s consolidated statements of operations and totaled approximately $0.2 million and $0.3 million for the years ended February 28, 2022 and 2021, respectively. Lease payments to be received as of February 28, 2022 are as follows (in thousands):

Fiscal Year	Amount
2023	$17

$17

Financing Leases
The Company has one financing lease entered into on November 23, 2020 for Tempest testing equipment for $
277
,000
. The lease expires on
December 1, 2023
and the incremental borrowing rate on the lease is
12.5
%.
Balance sheet information related to financing lease is as follows (in thousands):

February 28, 2022
Financing lease right-of-use assets	$173

Current portion of financing lease liabilities	$98
Noncurrent portion of financing lease liabilities	64

Total financing lease liabilities	$162

The following table summarizes the maturity of the Company’s finance lease liabilities as of February 28, 2022 (in thousands):

Fiscal Year	Amount
2023	$104
2024	77

Total finance lease payments	$181
Less imputed interest	(19)

Total finance lease liabilities	$162

Related Party Leases
Included in the operating lease section above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by the Company’s chief executive officer) under operating leases expiring at various dates through 2025. Rent expense under these leases totaled approximately $0.4 million in fiscal 2022 and in fiscal 2021.
Future minimum rental payments due under leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2023	$256
2024	190
2025	190

$636

Note 11. Concentrations of Risk and Major Customers
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, accounts receivable and historically investments prior to liquidation. At times, such cash in banks are in excess of the FDIC insurance limit.
The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 43% and 48% of consolidated net sales in fiscal 2022 and 2021, respectively. Sales to foreign customers were 11% of consolidated net sales in fiscal 2022 and 7% of consolidated net sales in fiscal 2021. The Company had one customer who comprised more than 10% of the Company’s sales in fiscal year 2022 (13%).
In addition, the Company had three customers that in aggregate comprised approximately 55% of consolidated accounts receivable as of February 28, 2022.
The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Note 12. Supplemental Cash Flow Information

	Fiscal Year Ended (in thousands)
	February 28, 2022	February 28, 2021
Cash paid for:
Interest	$26	$10

Non-cash activity:
Note receivable paid directly to officer	$—	$189

Note payable to officer	$183	$189

Forgiveness of accrued interest owed on related party note to officer (Note 5 )	$—	$36

Forgiveness of PPP loans (Note 4 )	$1,084	$988

Equipment finance lease (Note 10 )	$—	$277

Imputed interest expense	$—	$8

Imputed interest income	$—	$8

Selected Quarterly Financial Data (unaudited)
The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 28, 2022 and February 28, 2021, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share due to rounding:

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$1,857	$1,904	$1,616	$1,624
Gross profit (loss)	367	51	(555)	(186)
Net income (loss)	(745)	164	(806)	(1,173)
Basic net income (loss) per share	$(0.13)	$0.03	$(0.14)	$(0.20)
Diluted net income (loss) per share	$(0.13)	$0.03	$(0.14)	$(0.20)

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$3,705	$2,292	$2,861	$3,683
Gross profit	978	185	948	505
Net income (loss)	(8)	(1,001)	1,880	(60)
Basic net income (loss) per share	$(0.00)	$(0.17)	$0.32	$(0.01)
Diluted net income (loss) per share	$(0.00)	$(0.17)	$0.31	$(0.01)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item9A (T). Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in
Rule 13a-15(e) promulgated
under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 28, 2022). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2022, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as set forth below.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework) entitled “
Internal Control- Integrated Framework.
” Based on evaluation under these criteria, management determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of February 28, 2022.
Inventory
: The Company did not maintain effective internal controls over inventory. Specifically, controls confirming that inventory received was recorded in the correct reporting period were not operating effectively at the end of the fiscal year. In addition, controls pertaining to timely assessing and valuing inventory at the lower of cost or net realizable value while considering changes in technology and market conditions that may impact the valuation of inventory were not operating effectively at the end of the fiscal year.
These control deficiencies in the aggregate resulted in a material weakness in internal control over financial reporting pertaining to inventory. The control deficiencies identified resulted in errors in the Company’s books and records which led to audit adjustments. The errors noted were not material to the financial statements reported in any interim or annual period and did not result in a revision to previously filed financial statements. However, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that these control deficiencies constitute a material weakness.
Management is committed to maintaining a strong internal control environment and is in the process of implementing control deficiency remediation efforts which includes retraining and hiring additional resources to assist with the inventory management processes. The Company believes that these remediation efforts will represent improvements in the related controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.
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
Changes in internal control over financial reporting
Except for the identification of the material weakness described above, there were no changes in our internal controls over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Inherent limitations on the effectiveness of controls
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2022 fiscal year end (the “2022 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2022 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.
Item 11. Executive Compensation.
The information contained in the 2022 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained in the 2022 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information contained in the 2022 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.
Item 14. Principal Accounting Fees and Services.
The information contained in the 2022 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
Financial Statements:
The following consolidated financial statements of the Company and its consolidated subsidiaries and the Reports of the Independent Registered Public Accounting Firms are included in Part II, Item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 28, 2022 and February 28, 2021.
Consolidated Statements of Operations—Fiscal Years Ended
February 28, 2022 and February 28, 2021.
Consolidated Statements of Shareholders’ Equity – Fiscal Years Ended February 28, 2022 and February 28, 2021.
Consolidated Statements of Cash Flows—Fiscal Years Ended February 28, 2022 and February 28, 2021.
Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985).(P)

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985).(P)

10(a)	Lease dated April 1, 2015 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia (incorporated by reference to Exhibit 10(c) to the Company’s 2015 Annual Report on Form 10-K.)

10(b)	Lease dated February 19, 2015 by and between Registrant (Lessee) and Ordway Properties LLC (Lessor) with respect to premises located at 5155 King Street, Cocoa, FL. (incorporated by reference to Exhibit 10(g) to the Company’s 2015 Annual Report on Form 10-K.)

10(c)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

21	Subsidiary Companies

23.1	Consent of Carr, Riggs & Ingram, LLC Subsidiary Companies Consent of Hancock Askew & Co., LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL documentt

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 31, 2022	VIDEO DISPLAY CORPORATION

	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway	Chief Executive Officer,	May 31, 2022
Ronald D. Ordway	Treasurer and Director
(Principal Executive Officer)

/s/ Gregory L. Osborn	Chief Financial Officer and Director	May 31, 2022
Gregory L. Osborn	(Principal Financial Officer)