Form 10-Q
period 2022-05-31
VIDEO DISPLAY CORP
filed 2022-07-20
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2022.
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
of the Exchange Act).

Yes
☐
As of May 31, 2022, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1 – FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	May 31, 2022	February 28, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$153	$245
Accounts receivable, less allowance for doubtful accounts of $3 and $3	1,073	390
Employee retention credit refund receivable	611	796
Inventories, net	2,983	3,342
Contract assets	1,236	444
Prepaid expenses and other current assets	204	297

Total current assets	6,260	5,514

Property, plant, and equipment
Buildings	778	778
Machinery and equipment	5,364	5,359

	6,142	6,137
Accumulated depreciation	(5,316)	(5,247)

Net property, plant, and equipment	826	890
Right of use assets under operating leases	493	592
Intangible assets, net	86	118
Other noncurrent assets	2	2

Total assets	$7,667	$7,116

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands)

	May 31, 2022	February 28, 2022
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,945	$1,465
Accrued liabilities	975	855
Contract liabilities	1,910	1,872
Note payable to officers and directors, current (Note 6)	784	458
Current maturities of financing lease obligations	98	98
Current operating lease liabilities	200	257

Total current liabilities	5,912	5,005
Finance lease obligations less current maturities	43	64
Long-term operating lease liabilities	293	333

Total liabilities	6,248	5,402

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at May 31, 2022, and February 28, 2022	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	10,127	10,422
Treasury stock, shares at cost; 3,854 at May 31, 2022 and February 28, 2022	(16,282)	(16,282)

Total shareholders’ equity	1,419	1,714

Total liabilities and shareholders’ equity	$7,667	$7,116

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended May 31,
	2022	2021

Net sales	$2,841	$1,857
Cost of goods sold	2,130	1,490

Gross profit	711	367

Operating expenses
Selling and delivery	149	158
General and administrative	870	993

	1,019	1,151

Operating loss	(308)	(784)

Other income (expense)
Interest expense, net	(5)	(10)
Gain on disposal of equipment, net	3	—
Other, net	15	49

	13	39

Loss before income taxes	(295)	(745)
Income tax expense	—	—

Net loss	$(295)	$(745)

Net loss per share:
Net loss per share-basic	$(0.05)	$(0.13)

Net loss per share-diluted	$(0.05)	$(0.13)

Basic weighted average shares outstanding	5,878	5,878

Diluted weighted average shares outstanding	5,878	5,878

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Shareholders’ Equity
Three Months Ended May 31, 2022 and 2021 (unaudited)
(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance, February 28, 2022	5,878	$7,293	$281	$10,422	$(16,282)	$1,714
Net loss	—	—	—	(295)	—	(295)

Balance, May 31, 2022 (unaudited)	5,878	$7,293	$281	$10,127	$(16,282)	$1,419

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance, February 28, 2021	5,878	$7,293	$281	$12,982	$(16,282)	$4,274
Net loss	—	—	—	(745)	—	(745)

Balance, May 31, 2021 (unaudited)	5,878	$7,293	$281	$12,237	$(16,282)	$3,529

*	Common Shares are shown net of Treasury Shares
The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended May 31,
	2022	2021
Operating Activities
Net loss	$(295)	$(745)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	67	63
Amortization of intangible assets	32	32
Provision for doubtful accounts	—	(6)
Provision for inventory reserve	—	15
Gain on disposal of equipment	(3)	—
Other	7	4
Changes in working capital items:
Accounts receivable	(683)	886
Inventories	359	83
Prepaid expenses and other assets	93	(41)
Contract assets	(792)	513
Employee retention credit refund receivable	185	—
Customer deposits	38	(50)
Accounts payable and accrued liabilities	600	(150)

Net cash (used in) provided by operating activities	(392)	604

Investing Activities
Capital expenditures	(3)	(23)
Proceeds from disposal of equipment	3	—

Net cash used in investing activities	—	(23)

Financing Activities
Repayments of long-term debt	—	(14)
Repayments on lease financing	(26)	(18)
Proceeds from loans with officers and directors	326	—

Net cash provided by (used in) financing activities	300	(32)

Net change in cash and cash equivalents	(92)	549
Cash and cash equivalents, beginning of year	245	293

Cash and cash equivalents, end of period	$153	$842

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
May 31, 2022

Note 1. – Basis of Presentation of Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of Video Display Corporation and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 28, 2022 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of, and for the three months ended, May 31, 2022 and 2021 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form
10-Q
and Rule
10-01
of Regulation
S-X
of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2022 are not necessarily indicative of the results that may be expected for the year ending February 28, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form
10-K
for the year ended February 28, 2022 filed with the SEC on May 31, 2022.
Note 2. – Going Concern, Banking & Liquidity
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the three-month period ending May 31, 2022 primarily due to insufficient revenues in the Company. The Company also had
a decrease in liquid assets for the three month period primarily as a result of the lack of revenue. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2022 and February 28, 2022:

	May 31, 2022	February 28, 2022
Working capital	$348	$509
Liquid assets	$153	$245

The Company has increased marketing efforts in its ruggedized displays, TEMPEST products and services and small specialty displays in an effort to increase revenue. New products in the ruggedized and TEMPEST areas have been developed and are now being evaluated by potential customers. In addition, the Company has continued to streamline its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including targeting efforts towards repeatable business, the hiring of an experienced Rugged Display Business Development Manager, increased customer visits, trade shows and
e-mail
blasts to market all the product lines it sells. The Company was able to increase its fiscal revenue over the prior fiscal year and has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The Company is restructuring its cyber security services business by adding a dedicated sales person for the service business to increase the business in cyber testing services and developing new products to supplement the product side of the business. The Lexel Imaging facility in Lexington, KY is working with some customers on last time buys for certain types of CRTs while also exploring new opportunities that are a fit for the division. The Company moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The former headquarters and distribution center in Tucker, Georgia closed as of March 31, 2022.

Video Display Corporation and Subsidiaries
May 31, 2022

In order to assist funding operating activity, the Company’s CEO loaned an additional $326,000 to the company during the first quarter of fiscal year 2023. There is no line of credit outstanding or other financing currently in place other than the note payable with the Company CEO with a balance of $784,000. There are no repayment terms related to the loan, however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of May 31, 2022.

The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve revenues, the operational effectiveness of continuing operations, the procurement of suitable financing, or a combination of these. The uncertainty regarding the potential success of management’s plan create
s
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
Note 4.—Inventories
Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	May 31, 2022	February 28, 2022
Raw materials	$1,571	$2,037
Work-in-process	1,085	846
Finished goods	327	459

	$2,983	$3,342

Video Display Corporation and Subsidiaries
May 31, 2022

Note 5. – Paycheck Protection Promissory (“PPP”) Related Loans
On April 13, 2020, our Lexel Imaging subsidiary entered into a PPP loan for $216,200 and on January 27, 2021, entered into a second round PPP loan for $304,442. On April 23, 2020, Video Display Corporation entered into a $772,000 first round PPP loan and on February 11, 2021, entered into a second round PPP loan for $780,112. The PPP loans were made under, and were subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness was granted, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP loans.
The Company has used the proceeds of the PPP loans for Qualifying Expenses. In fiscal 2021, the Company received forgiveness on the first round $216,200 Lexel Imaging PPP loan in November 2020 and on the first round $772,000 Video Display PPP loan in December 2020. The Company received forgiveness on the second round of PPP loans ($1,084,554 in aggregate) in August 2021 (fiscal 2022). The forgiveness qualified as a gain on extinguishment of debt on the consolidated statements of operations and the related liability was removed from the consolidated balance sheets based on the forgiveness date of the related PPP loan.
Note 6. – Note Payable to Officers and Directors (Related Party Transactions)
The Company increased borrowings by $326 thousand to fund working capital needs and owes an additional $50 thousand in Company rent for the quarter ending May 31, 2022 that is due to the CEO. The $784 thousand note contains no repayment terms and is expected to be repaid in fiscal 2023 along with the $410 thousand in rent owed. The note payable and rent owed are included in the Company’s consolidated balance sheets as of May 31, 2022 as a note payable to officers and directors and within accounts payable, respectively.
Note 7. – Leases
Operating Leases
The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities.
Balance sheet information related to operating leases is as follows (in thousands):

May 31, 2022
Assets
Operating lease right-of-use assets	$493

Liabilities
Current portion of operating lease liabilities	$200
Noncurrent portion of operating lease liabilities	293

Total operating lease liabilities	$493

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $114 thousand for the three months ended May 31, 2022 and $149 thousand for the three months ended May 31, 2021.

Video Display Corporation and Subsidiaries
May 31, 2022

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $114 thousand for the three months ended May 31, 2022 and $145 thousand for the three months ended May 31, 2021. The Company did not modify any existing leases or execute any new leases during the three months ended May 31, 2022.
Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

May 31, 2022
Weighted average remaining lease term	2.8 years
Weighted average discount rate	6%

The following table summarizes the maturity of the Company’s operating lease liabilities as of May 31, 2022 (in thousands):

FY2023	$159
FY2024	190
FY2025	190

Total operating lease payments	539
Less imputed interest	(46)

Total operating lease liabilities	$493

Included above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by the Company’s chief executive officer) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $97 thousand for the three months ended May 31, 2022 and the three months ended May 31, 2021.
The Company subleases certain of its warehousing space at its Kentucky location. The Tucker sublease expired concurrently with the head lease in March 2022 and the Kentucky lease was month to month until May 2022.    The Tucker le
s
see did not pay any rent for March and we do not expect them to pay, therefore it is not included in Other Income.
Sublease income and lease income are included in Other, net in the Company’s condensed consolidated statements of operations and totaled approximately $15,000 for the three months ended May 31, 2022 and $51,000 for the three months ended May 31, 2021.

Financing Leases
The Company has one financing lease entered into on November 23, 2020 for Tempest testing equipment for $277,000 and is included in machinery and equipment on the condensed consolidated balance sheets as of May 31, 2022 and February 28, 2022.
The lease expires on December 1, 2023 and the incremental borrowing rate on the lease is 12.5%.
Balance sheet information related to financing lease is as follows (in thousands):

May 31, 2022
Financing lease right-of-use assets	$151

Current portion of financing lease liabilities	$98
Noncurrent portion of financing lease liabilities	43

Total financing lease liabilities	$141

Video Display Corporation and Subsidiaries
May 31, 2022

The following table summarizes the maturity of the Company’s finance lease liabilities as of May 31, 2022 (in thousands):

Fiscal Year	Amount
2023	$78
2024	78

Total finance lease payments	$156
Less imputed interest	(15)

Total finance lease liabilities	$141

Note 8 . – Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three Months Ended May 31,
	2022	2021

Cash paid for:
Interest	$5	$7

Note 9. – Shareholders’ Equity
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

Video Display Corporation and Subsidiaries
May 31, 2022

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended May 31, 2022 and 2021 (in thousands, except per share data):

		Weighted
		Average	Loss
	Net	Common Shares	Per
	Loss	Outstanding	Share
Three months ended May 31, 2022
Basic	$(295)	5,878	$(0.05)
Effect of dilution:
Options	—	—	—

Diluted	$(295)	5,878	$(0.05)

Three months ended May 31, 2021
Basic	$(745)	5,878	$(0.13)
Effect of dilution:
Options	—	—	—

Diluted	$(745)	5,878	$(0.13)

Stock options, debentures, and other liabilities convertible into 200,000 shares, of the Company’s common stock were anti-dilutive and, therefore, were excluded from the May 31, 2022 and 2021 diluted earnings (loss) per share calculations. For the three-month period ended May 31, 2022 and May 31, 2021, there was no expense related to share-based compensation as all options were fully vested. No options were granted for the three month period ending May 31, 2022 or for the three month period ended May 31, 2021.
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
For the quarter ending May 31, 2022 and May 31, 2021, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at May 31, 2022.
Note 10. – Income Taxes
Due to the Company’s overall and historical net loss position, no income tax expense was reported for the three month period ending May 31, 2022 and May 31, 2021. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.
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
May 31, 2022

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the attached unaudited interim condensed consolidated financial statements and with the Company’s 2022 Annual Report to Shareholders, which included audited consolidated financial statements and notes thereto as of and for the fiscal year ended February 28, 2022, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
During fiscal 2023, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales of the Company’s more profitable product lines and reduce expenses in all areas of the business to bring its cost structure in line with the current size of the business. Challenges facing the Company during these efforts include:
Liquidity -
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the three-month period ending May 31, 2022 primarily due to insufficient revenues in the Company. The Company also had a decrease in liquid assets for the three-month period primarily as a result of the lack of revenue. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five-year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2022 and February 28, 2022:

	May 31, 2022	February 28, 2022
Working capital	$348	$509
Liquid assets	$153	$245

Video Display Corporation and Subsidiaries
May 31, 2022

The Company has increased marketing efforts in its ruggedized displays, TEMPEST products and services and small specialty displays in an effort to increase revenue. New products in the ruggedized and TEMPEST areas have been developed and are now being evaluated by potential customers. In addition, the Company has continued to streamline its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including targeting efforts towards repeatable business, the hiring of an experienced Rugged Display Business Development Manager, increased customer visits, trade shows and
e-mail
blasts to market all the product lines it sells. The Company was able to increase its fiscal revenue over the prior fiscal year and has been implementing a plan to increase revenues at all the divisions, each structured to the particular division. The Company is restructuring its cyber security services business by adding a dedicated sales person for the service business to increase the business in cyber testing services and developing new products to supplement the product side of the business. The Lexel Imaging facility in Lexington, KY is working with some customers on last time buys for certain types of CRTs while also exploring new opportunities that are a fit for the division. The Company moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The former headquarters and distribution center in Tucker, Georgia closed as of March 31, 2022. In order to assist funding operating activity, the Company’s CEO loaned an additional $326,000 to the Company during the first quarter of fiscal year 2023. There is no line of credit outstanding or other financing currently in place other than the note payable with the Company CEO with a balance of $784,000. There are no repayment terms related to the loan; however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of May 31, 2022.
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
Inventory valuation
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
Impact of
COVID-19
– The Company has been actively monitoring the novel
coronavirus, or COVID-19, situation and
its impact globally. Financial results for the three months ended May 31, 2022 and 2021 have been impacted by COVID-19 due to
delayed orders and/or the fulfillment of the related orders. However, the Company currently does not expect any material impact on our financial results for the remainder of fiscal 2023. Management continues to operate normally with the exception of enabling employees to work from home and abiding by travel restrictions issued by federal and local governments.
If the COVID-19 pandemic continues,
the Company may experience other disruptions that could severely impact the business, results of operations and prospects.
Results of Operations
The following table sets forth, for the three months ended May 31, 2022 and 2021, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales (amounts in thousands):

Video Display Corporation and Subsidiaries
May 31, 2022

	Three Months Ended May 31
	2022		2021
	Amount	%	Amount	%
Net Sales
Simulation and Training (VDC Display Systems)	2,052	72.2%	1,011	54.4%
Data Display CRT (Lexel and Data Display)	476	16.8	232	12.5
Cyber Secure Products (AYON Cyber Security)	72	2.5	204	11.0
Other Computer Products (Unicomp)	241	8.5	410	22.1

Total net sales	2,841	100.0%	1,857	100.0%
Costs and expenses
Cost of goods sold	2,130	75.0%	1,490	80.2%
Selling and delivery	149	5.2	158	8.5
General and administrative	870	30.6	993	53.5

	3,149	110.8%	2,641	142.2%
Operating loss	(308)	(10.8)%	(784)	(42.2)%
Interest (expense), net	(5)	(0.2)%	(10)	(0.5)%
Other income, net	18	0.6	49	2.6

Loss before income taxes	(295)	(10.4)%	(745)	(40.1)%
Income tax expense	—	—	—	—

Net loss	(295)	(10.4)%	(745)	(40.1)%

Net sales
Consolidated net sales increased 53.0% for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. The Display Systems division increased 102.9% for the quarter or $1.0 million, due primarily to overall increase in activity on installations for simulators for two customers ($1.2 million). The Company’s AYON Cyber Security division decreased 64.7% for the quarter or $0.1 million compared to last year’s same quarter. The division is going through some changes to increase its TEMPEST service business and on the product side of the business, the division’s engineers are working on new products certain government agencies have requested and have submitted a new TEMPEST phone for approval. The Data Display division had an increase of 104.8% due to increased orders from its CRT customers. The Data division is working closely with the customers to place orders before some materials become unavailable prompting some customers to place additional orders. Lexel is working with customers in Asia for their needs on direct view storage tubes (DVST) and should have steady business driven by replacement CRTs for simulators, medical CRTs and phosphor coating business improvements. The keyboard division had a decrease in sales of 41.2%, the business has slowed this year after the launch of their new line up of keyboards last year produced strong last year’s first quarter. All divisions have experienced some form of delay in new orders from customers due to the pandemic, and supply chain issues but there are signs that businesses are finding ways to move forward.
Gross margins
Consolidated gross margins increased both as a percentage to sales (25.0% to 19.8%) and actual dollars ($711 thousand to $367 thousand) for the three months ended May 31, 2022 compared to the three months ended May 31, 2021.
The Display Systems division showed increases in both their gross margin percentage to sales and in actual dollars. VDC Display Systems gross margin percentage was 34.0% compared to 26.7% and the gross margin dollars were $697 thousand compared to $270 thousand for the three months ended May 31, 2022 compared to the three months ended May 31, 2021, an increase of 158.2%. AYON Cyber Security gross margin percentage was a negative 5.4% compared to 11.8% and the gross margin dollars were negative $4 thousand compared to $24 thousand for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. AYON Cyber Security has seen very little product business, but is developing a TEMPEST video wall which customers have shown interest in and is marketing the service side of the business for testing other companies’ products which is expected to grow.

Video Display Corporation and Subsidiaries
May 31, 2022

The Data Display division had a negative gross margin of $1 thousand or a negative 0.3% compared to a negative gross margin of $103 thousand and a negative gross margin of 44.3% for the three months ended May 31, 2022 and May 31, 2021 respectively. The keyboard division, Unicomp, had $20 thousand of gross margin dollars or 8.2% to sales for the three months ending May 31, 2022 compared to $176 thousand or 43.0% for the three months ending May 31, 2021.
Operating expenses
Operating expenses decreased by 11.5% or $132 thousand for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. The decrease was due primarily to the decreased costs in administration expenses. The Company reduced costs primarily in salaries, by not replacing staff when they resigned while business was slow. The Company expects to continue to control costs while increasing revenues in tempest services, specialized displays and ruggedized displays. When business increases we will look to fill some of the vacant positions.
Interest expense
Interest expense was $5 thousand for the quarter ended May 31, 2022 compared to $10 thousand for the quarter ended May 31, 2021. The interest expense was on the lease of TEMPEST equipment.
Other Income/ expense
For the three months ended May 31, 2022, the Company had $15 thousand in rental income and $3 thousand on the sale of assets. For the three months ended May 31, 2021, the Company earned $51 thousand in rental income with $2 thousand in other expense for commissions on the rentals.
Income taxes
Due to the Company’s overall and historical net loss position, no income tax expense was reported for the three- month period ending May 31, 2022 and May 31, 2021. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.
Liquidity and Capital Resources
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the three-month period ending May 31, 2022 primarily due to insufficient revenues in the Company. The Company did have a decrease in liquid assets for the three-month period primarily as a result of the lack of revenue. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five-year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2022 and February 28, 2022:

	May 31, 2022	February 28, 2022
Working capital	$348	$509
Liquid assets	$153	$245

Video Display Corporation and Subsidiaries
May 31, 2022

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
Cash used in operations for the quarter ended May 31, 2022 was $0.4 million. Deductions to net loss of $0.3 million were $0.1 million for depreciation and amortization. Changes in working capital were $0.3 million, primarily change in contract assets of $0.8 million and a change in accounts receivable of $0.7 million offset by a change in accounts payable of $0.6 million, a change in inventory of $0.4 million and a change in employee retention credit receivables of $0.2 million. Cash provided by operations for the three months ended May 31, 2021 was $0.6 million. Adjustments to net loss of $0.7 million were $0.1 million for depreciation and amortization. Changes in working capital provided $1.2 million, primarily $0.9 million from accounts receivable and $0.5 million from the change in contract assets offset by $0.2 million change in accounts payable and accrued liabilities.
Investing activities used $3 thousand and $23 thousand for the periods ended May 31, 2022 and May 31, 2021 respectively for capital equipment.
Financing activities provided $0.3 million for the period ended May 31, 2022 from proceeds from additional borrowing from the Company’s CEO. Financing activities used $32 thousand in the period ended May 31, 2021 for payment of debt and lease payments.
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
For the quarter ending May 31, 2022 and May 31, 2021, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at May 31, 2022.
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

Video Display Corporation and Subsidiaries
May 31, 2022

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
Income Taxes
Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of May 31, 2022, the Company has established a valuation allowance of $5.6 million on the Company’s deferred tax assets.
The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step
approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At May 31, 2022, the Company did not record any liabilities for uncertain tax positions.

Video Display Corporation and Subsidiaries
May 31, 2022

Forward-Looking Information and Risk Factors
This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form
10-K
for the year ended February 28, 2022 could cause actual results to differ materially.
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
Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2022. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form
10-K
and quarterly reports on Form
10-Q.
Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to an unremediated material weakness in our internal control over financial reporting as set forth below.
As we continue to evaluate our internal control over financial reporting, we may determine that additional measures should be taken to address the identified control deficiency or other deficiencies, and/or that we should modify the remediation plan described below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management concluded that, as of May 31, 2022, a material weakness existed in our internal control over financial reporting.

Video Display Corporation and Subsidiaries
May 31, 2022

Our material weakness related to the following control deficiency:
We did not design and maintain effective controls over inventory. Specifically, controls confirming that inventory received was recorded in the correct reporting period. In addition, controls pertaining to timely assessing and valuing inventory at the lower of cost or net realizable value while considering changes in technology and market conditions that may impact the valuation of inventory were not operating effectively. These control deficiencies in the aggregate resulted in a material weakness in internal control over financial reporting pertaining to inventory. The control deficiencies identified resulted in errors in the Company’s books and records which led to audit adjustments for the year ended February 28, 2022. The errors noted were not material to the financial statements reported in any interim or annual period and did not result in a revision to previously filed financial statements. However, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that these control deficiencies when evaluated in the aggregate constitute a material weakness.
Remediation of Material Weakness in Internal Control Over Financial Reporting
Management is committed to maintaining a strong internal control environment and is in the process of implementing control deficiency remediation efforts which includes retraining and hiring additional resources to assist with the inventory management processes. The Company believes that these remediation efforts will represent improvements in the related controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.
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
May 31, 2022

PART II

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Information regarding risk factors appears under the caption Forward-Looking Information and Risk Factors in Part I, Item 2 of this Form
10-Q
and in Part I, Item 1A of our Annual Report on Form
10-K
for the fiscal year ended February 28, 2022. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form
10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other information
None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3(a)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3A to the Company’s Registration Statement on Form S-18 filed January 15, 1985)(P).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3B to the Company’s Registration Statement on Form S-18 filed January 15, 1985)(P).

10(a)	Lease dated April 1, 2015 by and between Registrant (Lessee) and Ronald D. Ordway (Lessor) with respect to premises located at 1868 Tucker Industrial Road, Tucker, Georgia. (incorporated by reference to Exhibit 10(c) to the Company’s 2015 Annual Report on Form 10-K.)

10(b)	Lease dated February 19, 2015 by and between Registrant (Lessee) and Ordway Properties LLC (Lessor) with respect to premises located at 5155 King Street, Cocoa, FL. (incorporated by reference to Exhibit 10(g) to the Company’s 2015 Annual Report on Form 10-K.)

10(c)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

July 20, 2022	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 20, 2022	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer