Form 10-Q
period 2022-08-31
VIDEO DISPLAY CORP
filed 2022-10-17
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2022.
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
of the Exchange Act). Yes  ☐    No  ☐
As of August 31, 2022, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

ITEM 1	– FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	August 31,	February 28,
	2022	2022
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$241	$245
Accounts receivable, less allowance for doubtful accounts of $3 and $3	936	390
Employee retention credit refund receivable	463	796
Inventories, net	2,886	3,342
Contract assets	1,263	444
Prepaid expenses and other current assets	140	297

Total current assets	5,929	5,514

Property, plant, and equipment
Buildings	778	778
Machinery and equipment	5,378	5,359

	6,156	6,137
Accumulated depreciation	(5,370)	(5,247)

Net property, plant, and equipment	786	890
Right of use assets under operating leases	722	592
Intangible assets, net	54	118
Other noncurrent assets	2	2

Total assets	$7,493	$7,116

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands)

	August 31,	February 28,
	2022	2022
	(unaudited)

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,406	$1,465
Accrued liabilities	957	855
Contract liabilities	1,921	1,872
Note payable to officers and directors, current (Note 6)	884	458
Current maturities of financing lease obligations	98	98
Current operating lease liabilities	469	257

Total current liabilities	5,735	5,005
Finance lease obligations less current maturities	21	64
Long-term operating lease liabilities	253	333

Total liabilities	6,009	5,402

Shareholders’ Equity
Preferred stock, no par value - 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value - 50,000 shares authorized; 9,732 issued and 5,878 outstanding at August 31, 2022, and February 28, 2022	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	10,192	10,422
Treasury stock, shares at cost; 3,854 at August 31, 2022 and February 28, 2022	(16,282)	(16,282)

Total shareholders’ equity	1,484	1,714

Total liabilities and shareholders’ equity	$7,493	$7,116

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021

Net sales	$1,966	$1,904	$4,807	$3,761
Cost of goods sold	1,454	1,853	3,588	3,343

Gross profit	512	51	1,219	418

Operating expenses
Selling and delivery	131	123	280	282
General and administrative	847	903	1,713	1,895

	978	1,026	1,993	2,177

Operating loss	(466)	(975)	(774)	(1,759)

Other income (expense)
Interest income (expense), net	(4)	(4)	(9)	(14)
Gain on sale of equipment, net	—	—	3	—
Gain on extinguishment of PPP loans	—	1,084	—	1,084
Other, net	535	59	550	108

	531	1,139	544	1,178

Income (loss) before income taxes	65	164	(230)	(581)
Income tax expense	—	—	—	—

Net income (loss)	$65	$164	$(230)	$(581)

Net income (loss) per share - basic	$0.01	$0.03	$(0.04)	$(0.10)

Net income (loss) per share - diluted	$0.01	$0.03	$(0.04)	$(0.10)

Basic weighted average shares outstanding	5,878	5,878	5,878	5,878

Diluted weighted average shares outstanding	6,078	6,078	5,878	5,878

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Shareholders’ Equity
Three and Six Months Ended August 31, 2022 and 2021 (unaudited)
(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
For the Three Months Ended August 31, 2022
Balance, May 31, 2022 (unaudited)	5,878	$7,293	$281	$10,127	$(16,282)	$1,419
Net income	—	—	—	65	—	65

Balance, August 31, 2022 (unaudited)	5,878	$7,293	$281	$10,192	$(16,282)	$1,484

For the Six Months Ended August 31, 2022
Balance, February 28, 2022 (audited)	5,878	$7,293	$281	$10,422	$(16,282)	$1,714
Net loss	—	—	—	(230)	—	(230)

Balance, August 31, 2022 (unaudited)	5,878	$7,293	$281	$10,192	$(16,282)	$1,484

For the Three Months Ended August 31, 2021
Balance, May 31, 2021 (unaudited)	5,878	$7,293	$281	$12,237	$(16,282)	$3,529
Net income	—	—	—	164	—	164

Balance, August 31, 2021 (unaudited)	5,878	$7,293	$281	$12,401	$(16,282)	$3,693

For the Six Months Ended August 31, 2021
Balance, February 28, 2021 (audited)	5,878	$7,293	$281	$12,982	$(16,282)	$4,274
Net loss	—	—	—	(581)	—	(581)

Balance, August 31, 2021 (unaudited)	5,878	$7,293	$281	$12,401	$(16,282)	$3,693

*	Common shares are shown net of Treasury Shares
The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended August 31,
	2022	2021

Operating Activities
Net loss	$(230)	$(581)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	117	131
Amortization of intangible assets	64	65
Provision for doubtful accounts	—	2
Provision for inventory reserve	—	(96)
Gain on disposal of equipment	(3)	—
Gain on extinguishment of PPP loans	—	(1,084)
Other	11	7
Changes in working capital items:
Accounts receivable	(546)	144
Inventories	456	483
Prepaid expenses and other assets	157	33
Contract assets	(819)	538
Employee retention credit refund receivable	333	—
Contract liabilities	49	(4)
Accounts payable and accrued liabilities	43	178

Net cash provided by (used in) operating activities	(368)	(184)

Investing Activities
Capital expenditures	(13)	(47)
Proceeds from sale of equipment	3	—

Net cash provided by (used in) investing activities	(10)	(47)

Financing Activities
Repayments of long-term debt	—	(29)
Repayments on lease financing	(52)	(38)
Proceeds from loans with officers and directors	426	250

Net cash provided by (used in) financing activities	374	183

Net change in cash and cash equivalents	(4)	(48)
Cash and cash equivalents, beginning of year	245	293

Cash and cash equivalents, end of period	$241	$245

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
August 31, 2022
Note 1. – Basis of Presentation of Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of Video Display Corporation and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 28, 2022 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of, and for the three and six months ended, August 31, 2022 and 2021 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form
10-Q
and Rule
10-01
of Regulation
S-X
of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2022 are not necessarily indicative of the results that may be expected for the year ending February 28, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form
10-K
for the year ended February 28, 2022 filed with the SEC on May 31, 2022.
Note 2. – Going Concern, Banking & Liquidity
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the six-month
period ending August 31, 2022 primarily due to insufficient revenues in the Company. The Company also had a decrease in liquid assets for the six month period primarily as a result of the lack of revenue. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five -year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2022 and February 28, 2022:

	August 31, 2022	February 28, 2022

Working capital	$194	$509
Liquid assets	$241	$245
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

Video Display Corporation and Subsidiaries
August 31, 2022

In order to assist funding operating activity, the Company’s CEO loaned an additional $426,000 to the company during the
first six months of fiscal year 2023. There is no line of credit outstanding or other financing currently in place other than the note payable with the Company CEO with a balance of $884,000. There are no repayment terms related to the loan, however, the Company plans to repay the note within the
next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of August 31, 2022.
The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to improve revenues, the operational effectiveness of continuing operations, the procurement of suitable financing, or a combination of these. The uncertainty regarding the potential success of management’s plan creates substantial doubt about the ability of the Company to continue as a going concern.
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
Note 4. – Inventories
Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	August 31,	February 28,
	2022	2022

Raw materials	$1,627	$2,037
Work-in-process	920	846
Finished goods	339	459

	$2,886	$3,342

Video Display Corporation and Subsidiaries
August 31, 2022

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
Note 6. – Note Payable to Officers and Directors (Related Party Transactions)
The Company increased borrowings by $426 thousand to fund working capital needs and owes an additional $161 thousand in Company rent for the six months ending August 31, 2022 that is due to the CEO. The $884 thousand note contains no repayment terms and is expected to be repaid in fiscal 2023 along with the $474 thousand in rent owed. The note payable and rent owed are included in the Company’s consolidated balance sheets as of August 31, 2022 as a note payable to officers and directors and within accounts payable, respectively.
Note 7. – Leases
Operating Leases
The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities.
Balance sheet information related to operating leases is as follows (in thousands):

August 31, 2022
Assets
Operating lease right-of-use assets	$722

Liabilities
Current portion of operating lease liabilities	$469
Noncurrent portion of operating lease liabilities	253

Total operating lease liabilities	$722

Video Display Corporation and Subsidiaries
August 31, 2022

Operating

lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $
90
 thousand for the three months ended August 31, 2022
,
and $
204
 thousand for the six months ended August 31, 2022. Operating lease costs were $
146
 thousand for the three months ended August 31, 2021 and $
293
 thousand for the six months ended August 31, 2021.
Cash
paid for amounts included in the measurement of operating lease liabilities was approximately $90 thousand and $204 for the three months and six months ended August 31, 2022. The Company paid $143 thousand and $286 thousand for the three months and six months ended August 31, 2021. The Company executed a new one-year
lease on the facility in Lexington, KY in July
2022
with a new building owner unrelated to the Company. The annual rent on the lease is $311 thousand.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

August 31, 2022
Weighted average remaining lease term	2.5 years
Weighted average discount rate	6%
The following table summarizes the maturity of the Company’s operating lease liabilities as of August 31, 2022 (in thousands):

FY2023	$250
FY2024	319
FY2025	190

Total operating lease payments	759
Less imputed interest	(37)

Total operating lease liabilities	$722

Included above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by the Company’s chief executive officer) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $64 thousand for the three months and $161 thousand for the six months ended August 31, 2022. Lease costs under these leases totaled approximately $97 thousand for the three months and $194 thousand for the six months ended August 31, 2021.
The Company subleases certain of its warehousing space at its Kentucky location. The Tucker sublease expired concurrently with the head lease in March 2022 and the Kentucky lease was month to month until May 2022. The Tucker lessee did not pay any rent for March and we do not expect them to pay, therefore it is not included in Other Income.
Sublease income and lease income are included in Other, net in the Company’s condensed consolidated statements of operations and totaled approximately $3 thousand for the three months and $18 thousand for the six months ended August 31, 202
2
 and totaled approximately $56 thousand for the three months and $107 thousand for the six months ended August 31, 2021.
Financing Leases
The Company has one financing lease entered into on November 23, 2020 for Tempest testing equipment for $277,000 and is included in machinery and equipment on the condensed consolidated balance sheets as of August 31, 2022 and February 28, 2022. The lease expires on December 1, 2023 and the incremental borrowing rate on the lease is 12.5%.

Video Display Corporation and Subsidiaries
August 31, 2022

Balance sheet information related to financing lease is as follows (in thousands):

August 31, 2022

Financing lease right-of-use assets	$119

Current portion of financing lease liabilities	$98
Noncurrent portion of financing lease liabilities	21

Total financing lease liabilities	$119

The following table summarizes the maturity of the Company’s finance lease liabilities as of August 31, 2022 (in thousands):

Fiscal Year	Amount

2023	$52
2024	78

Total finance lease payments	$130
Less imputed interest	(11)

Total finance lease liabilities	$119

Note 8 . – Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six Months
	Ended August 31,
	2022	2021

Cash paid for:
Interest	$9	$14

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

Video Display Corporation and Subsidiaries
August 31, 2022

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six month periods ended August 31, 2022 and 2021 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share

Three months ended August 31, 2022
Basic	$65	5,878	$0.01
Effect of dilution:
Options	—	200	—

Diluted	$65	6,078	$0.01

Three months ended August 31, 2021
Basic	$164	5,878	$0.03
Effect of dilution:
Options	—	200	—

Diluted	$164	6,078	$0.03

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share

Six months ended August 31, 2022
Basic	$(230)	5,878	$(0.04)
Effect of dilution:
Options	—	—	—

Diluted	$(230)	5,878	$(0.04)

Six months ended August 31, 2021
Basic	$(581)	5,878	$(0.10)
Effect of dilution:
Options	—	—	—

Diluted	$(581)	5,878	$(0.10)

Stock options, debentures, and other liabilities convertible into 200,000 shares of the Company’s common stock were anti-dilutive and, therefore, were excluded for the six months ended August 31, 2022 and 2021 diluted loss per share calculations. For the three-month and six

-month periods ended August 31, 2022 and August 31, 2021, there was no expense related to share-based compensation as all options were fully vested. No options were granted for the six-

month
period ending August 31, 2022 or for the six

-month period ended August 31, 2021
.

Video Display Corporation and Subsidiaries
August 31, 2022

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
For
the
six-months
ending August 31, 2022 and August 31, 2021, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at August 31, 2022.
Note 10. – Income Taxes
Due to the Company’s overall and historical net loss position, no income tax expense was reported for the six-
month period ending August 31, 2022 and August 31, 2021. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.
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

Video Display Corporation and Subsidiaries
August 31, 2022

Liquidity –
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the six-month
period ending August 31, 2022 primarily due to insufficient revenues in the Company. The Company also had a decrease in liquid assets for the six month period primarily as a result of the lack of revenue. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five -year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2022 and February 28, 2022:

	August 31, 2022	February 28, 2022
Working capital	$194	$509
Liquid assets	$241	$245
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
In order to assist funding operating activity, the Company’s CEO loaned an additional $426,000 to the company during the first six months of fiscal year 2023. There is no line of credit outstanding or other financing currently in place other than the note payable with the Company CEO with a balance of $884,000. There are no repayment terms related to the loan, however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of August 31, 2022.
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

Video Display Corporation and Subsidiaries
August 31, 2022

Impact of
COVID-19
– The Company has been actively monitoring the novel
coronavirus, or COVID-19, situation and
its impact globally. Financial results for the six months ended August 31, 2022 and 2021 have been impacted by COVID-19 due to
delayed orders and/or the fulfillment of the related orders. However, the Company currently does not expect any material impact on our financial results for the remainder of fiscal 2023. Management continues to operate normally with the exception of enabling employees to work from home and abiding by travel restrictions issued by federal and local governments.
If the COVID-19 pandemic continues,
the Company may experience other disruptions that could severely impact the business, results of operations and prospects.
Results of Operations
The following table sets forth, for the three and six months ended August 31, 2022 and 2021, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales (amounts in thousands):

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2022	2021	2022	2021
Net Sales
Simulation and Training (VDC Display Systems)	56.5%	56.4%	65.8%	55.4
Data Display CRT (Lexel and Data Display)	20.7	11.4	18.4	12.0
Cyber Secure Products (AYON Cyber Security)	10.1	16.9	5.6	13.9
Other Computer Products (Unicomp)	12.7	15.3	10.2	18.7

Total net sales	100.0%	100.0%	100.0%	100.0
Costs and expenses
Cost of goods sold	74.0%	97.3%	74.6%	88.9
Selling and delivery	6.6	6.5	5.8	7.5
General and administrative	43.1	47.4	35.7	50.4

	123.7%	151.2%	116.1%	146.8
Operating loss	(23.7)%	(51.2)%	(16.1)%	(46.8)
Interest income (expense), net	(0.2)%	(0.2)%	(0.2)%	(0.4)
Other income (expense), net	27.2	60.0	11.5	31.7

Income (loss) before income taxes	3.3%	8.6%	(4.8)%	(15.5)
Income tax expense	—	—	—	—

Net income (loss)	3.3%	8.6%	(4.8)%	(15.5)

Net sales
Consolidated net sales increased 27.8% for the six months ended August 31, 2022, and increased 3.2% for the three months ended August 31, 2022 compared to the six months and three months ended August 31, 2021. The Display Systems division was up 51.7% for the six months ended August 31, 2022 compared to the comparable period last year. The division has a varied mix of products including ruggedized displays, simulation, projector systems and specialty displays. For the three months ended August 31, 2022, the Display System division was up 3.5% compared to the same three months last

Video Display Corporation and Subsidiaries
August 31, 2022

year. The Company is focused on the ruggedized displays sector of the business, having delivered approximately $0.8 million of rugged displays to two customers in the quarter and recently received orders for ruggedized displays of approximately $1.8 million from two other customers. The Company’s AYON Cyber Security (ACS) division is down 48.5% for the six months ending August 31, 2022 compared to the six months last year. Their business decreased due to lack of product orders for the Department of the State and Canada. The Company’s service side of the cyber business (testing other company’s products for compliance) was their primary revenue source. For the three months ending August 31, 2022 ACS business decreased 72.5% compared to the comparable three-month period from last year. The Data Display division increased 96.2% and 87% for the six months and three months ended August 31, 2022 compared to the same period in the prior year due to increases in the sales of CRTs to a large customer. The Company is expecting order(s) for a specialty product, a direct view storage tube (DVST) which should help revenues in the third quarter. Sales for this product have been slow due to the pandemic. The division expects to sell the DVST products for at least the next five to seven years. The Company’s keyboard division was down 30.1% for the six months ended August 31, 2022 and down 14.5% for three months ended August 31, 2022 respectively compared to the same periods last year. The Company acquired this company in October of 2017. This division is expected to continue at this level of sales each quarter.
Gross margins
Consolidated gross margins were increased both as a percentage to sales (26% from 11.1%) and actual dollars ($1,219 thousand from $418 thousand) for the six months ended August 31, 2022 compared to the six months ended August 31, 2021. For the three months ended August 31, 2022, consolidated gross margins increased as a percentage to sales (26.0% from 2.7%) and actual dollars ($512 thousand from $51 thousand).
VDC Display Systems gross margin dollars were $1,076 thousand compared to $352 thousand for the six months ended August 31, 2022 compared to the six months ended August 31, 2021. VDC Display Systems gross margin percentage also increased from 16.9% to 34.0% for the six months ended August 31, 2022 compared to the same six months in 2021. AYON Cyber Security gross margin dollars were $60 thousand compared to $217 thousand for the six months ended August 31, 2022 compared to the six months ended August 31, 2021. AYON Cyber Security gross margin percentage decreased to 22.1% from 41.4% for the six months ended August 31, 2022 compared to the same six month period in 2021 due to the sales mix of primarily service jobs as the material costs were lower.
The Data Display division had a gross margin of $0 compared to a negative gross margin of $392 thousand for the six months ended August 31, 2022 and August 31, 2021 respectively. The keyboard division, Unicomp, had $87 thousand of gross margin dollars or 17.8% to sales for the six months ending August 31, 2022 compared to $241 thousand or 34.3% for the six months ending August 31, 2021.
For the three months ended August 31, 2022, the display division (rugged displays, specialty displays, simulators and video walls) produced 74% of the Company’s gross margins. The division had an increase in gross margin percentage to sales from 7.7% last year to 34.2% this year. The Data division saw an increase in gross margins of $290 thousand from a negative $289 thousand the prior year quarter to $1 thousand this quarter. Unicomp gross margin dollars were flat with an increase in the percentage to sales. The cyber division had a decline in gross margin dollars of 67.1%.
Operating expenses
Operating expenses decreased 8.3% or $180 thousand for the six months ended August 31, 2022 compared to the six months ended August 31, 2021. The decrease was due primarily to the decreased costs in administration expenses. The Company reduced costs primarily in salaries, by not replacing staff when they resigned while business was slow. The Company expects to continue to control costs while increasing revenues in tempest services, specialized displays and ruggedized displays. When business increases we will look to fill some of the vacant positions.

Video Display Corporation and Subsidiaries
August 31, 2022

Operating expenses decreased by 4.7% or $48 thousand for the three months ended August 31, 2022 compared to the three months ended August 31, 2021. The decrease was due primarily to the reduction of salaries and contractor expenses including commissions.
Interest expense
Interest expense was $9 thousand for the six months ended August 31, 2022 compared to $14 thousand for the six months ended August 31, 2021. Interest expense was $4 thousand for the three months ended August 31, 2022 and August 31, 2021. Interest expense in fiscal 2023 relates primarily to interest expense on the lease of TEMPEST equipment.
Other Income/ expense
For the six months ended August 31, 2022, the Company received $498 thousand in proceeds from a class action lawsuit, $18 thousand in rental income, $32 thousand in retention credit revenue, $3 thousand on the sale of assets and $2 in interest income. For the six months ended August 31, 2021, the Company had $1.1 million in gains on the extinguishment of PPP loans, $107 thousand in rental income, and $4 thousand in debt recovery offset by $4 thousand in commissions on the rental income.
For the three months ended August 31, 2022 the Company received $498 thousand in proceeds from a class action lawsuit, had $3 thousand in rental income, $32 thousand in retention credit revenue and $2 in interest income. For the three months ended August 31, 2021, the Company had $1.1 million in gains on extinguishment of PPP loans, $56 thousand in rental income, $4 thousand in bad debt recovery, offset by $2 thousand in rental commissions.
Income taxes
Due to the Company’s overall and historical net loss position, no income tax has been reported and a full valuation allowance has been allocated to the deferred tax asset created by these losses.
Liquidity and Capital Resources
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the six-month
period ending August 31, 2022 primarily due to insufficient revenues in the Company. The Company also had a decrease in liquid assets for the six month period primarily as a result of the lack of revenue. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five -year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2022 and February 28, 2022:

	August 31, 2022	February 28, 2022
Working capital	$194	$509
Liquid assets	$241	$245

Video Display Corporation and Subsidiaries
August 31, 2022

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
Cash used in operations for the six months ended August 31, 2022 was $0.4 million. Deductions to net loss of $0.2 million were $0.2 million for depreciation and amortization. Changes in working capital were $0.3 million, primarily change in contract assets of $0.8 million and a change in accounts receivable of $0.5 million, offset by a change in inventories of $0.5 million, a change in employee retention credit receivables of $0.3 million and a change in prepaid expenses and other assets of 0.2 million. Cash used in operations for the six months ended August 31, 2021 was $0.2 million. Adjustments to net loss of $0.6 million were $0.2 million for depreciation and amortization offset by $0.1 million for a change in inventory reserves and $1.1 million related to gain recorded on the extinguishment of the remaining PPP loans. Changes in working capital provided $1.4 million, primarily $0.2 million from accounts receivable and $0.5 million from the change in contract assets, by $0.2 million change in accounts payable and $0.5 million in inventories.
Investing activities used $10 thousand and $47 thousand for the six months ended August 31, 2022 and August 31, 2021 respectively for capital equipment.
Financing activities provided $0.4 million for the six months ended August 31, 2022 primarily from proceeds from additional borrowing from the Company’s CEO. Financing activities provided $183 thousand for the six months ended August 31, 2021 as the result of borrowings from the CEO of $250 thousand offset by payment of debt and lease payments.
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
For the six months ending August 31, 2022 and August 31, 2021, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at August 31, 2022.
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
August 31, 2022

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
Income Taxes
Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of August 31, 2022, the Company has established a valuation allowance of $5.6 million on the Company’s deferred tax assets.
The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step
approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At August 31, 2022, the Company did not record any liabilities for uncertain tax positions.

Video Display Corporation and Subsidiaries
August 31, 2022

Forward-
Looking Information and Risk Factors
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
Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2022. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form
10-K
and quarterly reports on Form
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
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management concluded that, as of August 31, 2022, a material weakness existed in our internal control over financial reporting.
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

Video Display Corporation and Subsidiaries
August 31, 2022

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
August 31, 2022

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

VIDEO DISPLAY CORPORATION

October 17, 2022	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 17, 2022	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer