Form 10-Q
period 2022-11-30
VIDEO DISPLAY CORP
filed 2023-01-17
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2022.
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
As of November 30, 2022, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1 – FINANCIAL STATEMENTS
Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	November 30, 2022	February 28, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$283	$245
Accounts receivable, less allowance for doubtful accounts of $3 and $3	726	390
Employee retention credit refund receivable	463	796
Inventories, net	2,787	3,342
Contract assets	691	444
Prepaid expenses and other current assets	368	297

Total current assets	5,318	5,514

Property, plant, and equipment
Buildings	789	778
Machinery and equipment	5,397	5,359

	6,186	6,137
Accumulated depreciation	(5,423)	(5,247)

Net property, plant, and equipment	763	890
Right of use assets under operating leases	599	592
Intangible assets, net	21	118
Other noncurrent assets	2	2

Total assets	$6,703	$7,116

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands)

	November 30, 2022	February 28, 2022
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,458	$1,465
Accrued liabilities	1,079	855
Contract liabilities	1,414	1,872
Note payable to officers and directors, current (Note 6)	1,284	458
Current maturities of financing lease obligations	98	98
Current operating lease liabilities	388	257

Total current liabilities	5,721	5,005
Finance lease obligations less current maturities	—	64
Long-term operating lease liabilities	211	333

Total liabilities	5,932	5,402

Shareholders’ Equity
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at November 30, 2022, and February 28, 2022	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	9,479	10,422
Treasury stock, shares at cost; 3,854 at November 30, 2022 and February 28, 2022	(16,282)	(16,282)

Total shareholders’ equity	771	1,714

Total liabilities and shareholders’ equity	$6,703	$7,116

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Net sales	$1,687	$1,616	$6,494	$5,377
Cost of goods sold	1,392	2,171	4,980	5,514

Gross profit (loss)	295	(555)	1,514	(137)

Operating expenses
Selling and delivery	92	126	372	408
General and administrative	885	978	2,598	2,873

	977	1,104	2,970	3,281

Operating loss	(682)	(1,659)	(1,456)	(3,418)

Other income (expense)
Interest income (expense), net	(4)	(6)	(13)	(20)
Employee retention credit income		796		796
Gain on sale of equipment, net	—	—	3	—
Gain on extinguishment of PPP loans	—	—	—	1,084
Other, net	(27)	63	523	171

	(31)	853	513	2,031

Income (loss) before income taxes	(713)	(806)	(943)	(1,387)
Income tax expense	—	—	—	—

Net income (loss)	$(713)	$(806)	$(943)	$(1,387)

Net income (loss) per share - basic	$(0.12)	$(0.14)	$(0.16)	$(0.24)

Net income (loss) per share - diluted	$(0.12)	$(0.14)	$(0.16)	$(0.24)

Basic weighted average shares outstanding	5,878	5,878	5,878	5,878

Diluted weighted average shares outstanding	5,878	5,878	5,878	5,878

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Shareholders’ Equity
Three and Nine Months Ended November 30, 2022 and 2021 (unaudited)
(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
For the Three Months Ended November 30, 2022
Balance, August 31, 2022 (unaudited)	5,878	$7,293	$281	$10,192	$(16,282)	$1,484
Net loss	—	—	—	(713)	—	(713)

Balance, November 30, 2022 (unaudited)	5,878	$7,293	$281	$9,479	$(16,282)	$771

For the Nine Months Ended November 30, 2022
Balance, February 28, 2022 (audited)	5,878	$7,293	$281	$10,422	$(16,282)	$1,714
Net loss	—	—	—	(943)	—	(943)

Balance, November 30, 2022 (unaudited)	5,878	$7,293	$281	$9,479	$(16,282)	$771

For the Three Months Ended November 30, 2021
Balance, August 31, 2021 (unaudited)	5,878	$7,293	$281	$12,401	$(16,282)	$3,693
Net loss	—	—	—	(806)	—	(806)

Balance, November 30, 2021 (unaudited)	5,878	$7,293	$281	$11,595	$(16,282)	$2,887

For the Nine Months Ended November 30, 2021
Balance, February 28, 2021 (audited)	5,878	$7,293	$281	$12,982	$(16,282)	$4,274
Net loss	—	—	—	(1,387)	—	(1,387)

Balance, November 30, 2021 (unaudited)	5,878	$7,293	$281	$11,595	$(16,282)	$2,887

*	Common shares are shown net of Treasury Shares
The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended November 30,
	2022	2021
Operating Activities
Net loss	$(943)	$(1,387)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation expense	171	200
Amortization of intangible assets	97	96
Provision for doubtful accounts	—	2
Inventory related charges	—	827
Gain on sale of equipment	(3)	—
Gain on extinguishment of PPP loans	—	(1,084)
Other	16	(36)
Changes in working capital items:
Accounts receivable	(336)	609
Inventories	555	112
Prepaid expenses and other assets	(71)	(26)
Contract assets	(247)	742
Employee retention credit refund receivable	333	(796)
Contract liabilities	(458)	(49)
Accounts payable and accrued liabilities	217	441

Net cash provided by (used in) operating activities	(669)	(349)

Investing Activities
Capital expenditures	(44)	(56)
Proceeds from sale of equipment	3	—

Net cash provided by (used in) investing activities	(41)	(56)

Financing Activities
Repayments of long-term debt	—	(74)
Repayments on lease financing	(78)	(57)
Proceeds from loans with officers and directors	826	458

Net cash provided by (used in) financing activities	748	327

Net change in cash and cash equivalents	38	(78)
Cash and cash equivalents, beginning of year	245	293

Cash and cash equivalents, end of period	$283	$215

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
November 30, 2022
Note 1. – Basis of Presentation of Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of Video Display Corporation and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 28, 2022 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of, and for the three and nine months ended, November 30, 2022 and 2021 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form
10-Q
and Rule
10-01
of Regulation
S-X
of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2022 are not necessarily indicative of the results that may be expected for the year ending February 28, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form
10-K
for the year ended February 28, 2022 filed with the SEC on May 31, 2022.
Note 2. – Going Concern, Banking & Liquidity
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the nine-month period ending November 30, 2022 primarily due to insufficient revenues in the Company. The Company had an increase in liquid assets for the nine- month period. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five-year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2022 and February 28, 2022:

	November 30, 2022	February 28, 2022
Working capital	$(403)	$509
Liquid assets	$283	$245
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

Video Display Corporation and Subsidiaries
November 30, 2022

In order to assist funding operating activity, the Company’s CEO loaned an additional $826,000 to the company during the first nine months of fiscal year 2023. There is no line of credit outstanding or other financing currently in place other than the note payable with the Company CEO with a balance of $1,284,000. There are no
repayment terms related to the loan, however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of November 30, 2022.
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
Note 4. - Inventories
Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	November 30, 2022	February 28, 2022
Raw materials	$1,565	$2,037
Work-in-process	873	846
Finished goods	349	459

	$2,787	$3,342

Video Display Corporation and Subsidiaries
November 30, 2022

Note 5. – Paycheck Protection Promissory (“PPP”) Related Loans
On April 13, 2020, our Lexel Imaging subsidiary entered into a PPP loan for $216,200 and on January 27, 2021, entered into a second round PPP loan for $304,442. On April 23, 2020, Video Display Corporation entered into a $772,000 first round PPP loan and on February 11, 2021, entered into a second round PPP loan for $780,112. The PPP loans were made under, and were subject to the terms and conditions of the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness was granted, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP loans.
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
Note 6. – Note Payable to Officers and Directors (Related Party Transactions)
The Company increased borrowings from the CEO by $
826
 thousand to fund working capital needs and owes the CEO an additional $
218
 thousand in Company rent for the nine months ending November 30, 2022. The $
1,284
 thousand note contains
no
repayment terms and is expected to be repaid in
fiscal 2023
along with the $
531
 thousand in rent owed. The note payable and rent owed are included in the Company’s consolidated balance sheets as of November 30, 2022 as a note payable to officers and directors and within accounts payable, respectively.
Note 7. – Leases
Operating Leases
The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities.
Balance sheet information related to operating leases is as follows (in thousands):

November 30, 2022
Assets
Operating lease right-of-use assets	$599

Liabilities
Current portion of operating lease liabilities	$388
Noncurrent portion of operating lease liabilities	211

Total operating lease liabilities	$599

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $125 thousand for the three months ended November 30, 2022, and $329 thousand for the nine months ended November 30, 2022. Operating lease costs were $104 thousand for the three months ended November 30, 2021 and $405 thousand for the nine months ended November 30, 2021.

Video Display Corporation and Subsidiaries
November 30, 2022

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $125 thousand and $329 thousand for the three months and nine months ended November 30, 2022. The Company paid $
189 thousand and $475 thousand for the three months and nine months ended November 30, 2021. The Company executed a new one-year
lease on the facility in Lexington, KY in July 2022 with a new building owner unrelated to the Company. The annual rent on the lease is $311 thousand.
Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

November 30, 2022
Weighted average remaining lease term	2.2 years
Weighted average discount rate	6%
The following table summarizes the maturity of the Company’s operating lease liabilities as of November 30, 2022 (in thousands):

FY2023	$125
FY2024	319
FY2025	185

Total operating lease payments	629
Less imputed interest	(30)

Total operating lease liabilities	$599

Included above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by the Company’s chief executive officer) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $47 thousand for the three months and $208 thousand for the nine months ended November 30, 2022. Lease costs under these leases totaled approximately $97 thousand for the three months and $291 thousand for the nine months ended November 30, 2021.
The Company subleases certain of its warehousing space at its Kentucky location on a month to month basis. The Tucker sublease expired concurrently with the head lease in
 March 2022
. The Tucker lessee did not pay any rent for March and we do not expect them to pay, therefore it is not included in Other Income.
Sublease income and lease income are included in Other, net in the Company’s condensed consolidated statements of operations and totaled approximately $2 thousand for the three months and $19 thousand for the nine months ended November 30, 2022 and totaled approximately $55 thousand for the three months and $172 thousand for the nine months ended November 30, 2021.
Financing Leases
The Company has one financing lease entered into on November 23, 2020 for Tempest testing equipment for $277,000 and is included in machinery and equipment on the condensed consolidated balance sheets as of November 30, 2022 and February 28, 2022. The lease expires on December 1, 2023 and the incremental borrowing rate on the lease is 12.5%.

Video Display Corporation and Subsidiaries
November 30, 2022

Balance sheet information related to financing lease is as follows (in thousands):

November 30, 2022
Financing lease right-of-use assets	$98

Current portion of financing lease liabilities	$98
Noncurrent portion of financing lease liabilities	—

Total financing lease liabilities	$98

The following table summarizes the maturity of the Company’s finance lease liabilities as of November 30, 2022 (in thousands):

Fiscal Year	Amount
2023	$26
2024	78

Total finance lease payments	$104
Less imputed interest	(6)

Total finance lease liabilities	$98

Note 8 . – Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended November 30,
	2022	2021
Cash paid for:
Interest	$13	$21

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

Video Display Corporation and Subsidiaries
November 30, 2022

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine month periods ended November 30, 2022 and 2021 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Three months ended November 30, 2022
Basic	$(713)	5,878	$(0.12)
Effect of dilution:
Options	—	—	—

Diluted	$(713)	5,878	$(0.12)

Three months ended November 30, 2021
Basic	$(806)	5,878	$(0.14)
Effect of dilution:
Options	—	—	—

Diluted	$(806)	5,878	$(0.14)

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Share
Nine months ended November 30, 2022
Basic	$(943)	5,878	$(0.16)
Effect of dilution:
Options	—	—	—

Diluted	$(943)	5,878	$(0.16)

Nine months ended November 30, 2021
Basic	$(1,387)	5,878	$(0.24)
Effect of dilution:
Options	—	—	—

Diluted	$(1,387)	5,878	$(0.24)

Stock options, debentures, and other liabilities convertible into 200,000 shares of the Company’s common stock were anti-dilutive and, therefore, were excluded for the nine months ended November 30, 2022 and 2021 diluted loss per share calculations. For the three-month and nine -month periods ended November 30, 2022 and November 30, 2021, there was no expense related to share-based compensation as all options were fully vested. No options were granted for the nine- month period ending November 30, 2022 or for the nine -month period ended November 30, 2021.
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

Video Display Corporation and Subsidiaries
November 30, 2022

For the nine-months ending November 30, 2022 and November 30, 2021, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at November 30, 2022.
Note 10. – Income Taxes
Due to the Company’s overall and historical net loss position, no income tax expense was reported for the nine- month period ending November 30, 2022 and November 30, 2021. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.
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

Video Display Corporation and Subsidiaries
November 30, 2022

Liquidity –
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the nine-month period ending November 30, 2022 primarily due to insufficient revenues in the Company. The
Company had an increase

in liquid assets for the nine- month period. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five -year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2022 and February 28, 2022:

	November 30, 2022	February 28, 2022
Working capital	$(403)	$509
Liquid assets	$283	$245
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
In order to assist funding operating activity, the Company’s CEO loaned an additional $826,000 to the company during the first nine months of fiscal year 2023. There is no line of credit outstanding or other financing currently in place other than the note payable with the Company CEO with a balance of $1,284,000. There are no repayment terms related to the loan, however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of November 30, 2022.
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

Video Display Corporation and Subsidiaries
November 30, 2022

Impact of
COVID-19
– The Company has been actively monitoring the novel
coronavirus, or COVID-19, situation and
its impact globally. Financial results for the nine months ended November 30, 2022 and 2021 have been impacted by COVID-19 due to
delayed orders and/or the fulfillment of the related orders. However, the Company currently does not expect any material impact on our financial results for the remainder of fiscal 2023. Management continues to operate normally with the exception of enabling employees to work from home and abiding by travel restrictions issued by federal and local governments.
If the COVID-19 pandemic continues,
the Company may experience other disruptions that could severely impact the business, results of operations and prospects.
Results of Operations
The following table sets forth, for the three and nine months ended November 30, 2022 and 2021, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales (amounts in thousands):

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2022	2021	2022	2021
Net Sales
Simulation and Training (VDC Display Systems)	64.2%	63.8%	65.4%	57.9
Data Display CRT (Lexel and Data Display)	19.7	15.9	18.7	13.2
Cyber Secure Products (AYON Cyber Security)	4.3	1.7	5.3	10.3
Other Computer Products (Unicomp)	11.8	18.6	10.6	18.6

Total net sales	100.0%	100.0%	100.0%	100.0
Costs and expenses
Cost of goods sold	82.5%	134.3%	76.7%	102.6
Selling and delivery	5.5	7.8	5.7	7.6
General and administrative	52.4	60.5	40.0	53.4

	140.4%	202.6%	122.4%	163.6
Operating loss	(40.4)%	(102.6)%	(22.4)%	(63.6)
Interest income (expense), net	(0.2)%	(0.4)%	(0.2)%	(0.3)
Other income (expense), net	(1.6)	53.2	8.1	38.2

Income (loss) before income taxes	(42.2)%	(49.8)%	(14.5)%	(25.7)
Income tax expense	—	—	—	—

Net income (loss)	(42.2)%	(49.8)%	(14.5)%	(25.7)

Net sales
Consolidated net sales increased 20.8% for the nine months ended November 30, 2022, and increased 4.4% for the three months ended November 30, 2022 compared to the nine months and three months ended November 30, 2021. The Display Systems division was up 36.3% for the nine months ended November 30, 2022 compared to the comparable period last year. The division has a varied mix of products including ruggedized displays, simulation, projector systems and

Video Display Corporation and Subsidiaries
November 30, 2022

specialty displays. For the three months ended November 30, 2022, the Display System division was up 5.1% compared to the same three months last year. The Company is focused on the ruggedized displays sector of the business, having delivered approximately $1.7 million of rugged displays to three customers this year and recently received orders for ruggedized displays of approximately $5.6 million. The Company’s AYON Cyber Security (ACS) division is down 37.7% for the nine months ending November 30, 2022 compared to the nine months last year. Their business decreased due to lack of product orders for the Department of the State and Canada. The Company’s service side of the cyber business (testing other company’s products for compliance) was their primary revenue source. For the three months ending November 30, 2022 ACS business increased 172.3% compared to the comparable three-month period from last year on negligible sales. The Data Display division increased 71.8% and 29.1% for the nine months and three months ended November 30, 2022 compared to the same period in the prior year due to increases in the sales of CRTs to a large customer. The Company is expecting order(s) for a specialty product, a direct view storage tube (DVST) which should help revenues in the next fiscal year. Sales for this product have been slow due to the pandemic. The division expects to sell the DVST products for at least the next five to seven years. The Company’s keyboard division was down 31.2% for the nine months ended November 30, 2022 and down 33.8% for three months ended November 30, 2022 respectively compared to the same periods last year. The primary reason for the decrease was a micro controller used in production became unavailable and certain of the products had to be redesigned with a new micro controller. This redesign is nearly complete. The Company acquired this company in October of 2017. This division is expected to continue at this level of sales each quarter.
Gross margins
Consolidated gross margins were increased both as a percentage to sales (23.3% from (2.6)%) and actual dollars ($1,514 thousand from $(137) thousand) for the nine months ended November 30, 2022 compared to the nine months ended November 30, 2021. For the three months ended November 30, 2022, consolidated gross margins increased as a percentage to sales (17.5% from (34.4)%) and actual dollars ($295 thousand from $(555) thousand).
VDC Display Systems gross margin dollars were $1,412 thousand compared to $461 thousand for the nine months ended November 30, 2022 compared to the nine months ended November 30, 2021. VDC Display Systems gross margin percentage also increased from 14.8% to 33.3% for the nine months ended November 30, 2022 compared to the same nine months in 2021. AYON Cyber Security gross margin dollars were $72 thousand compared to $158 thousand for the nine months ended November 30, 2022 compared to the nine months ended November 30, 2021. AYON Cyber Security gross margin percentage decreased to 21.0% from 28.7% for the nine months ended November 30, 2022 compared to the same nine month period in 2021 due to the sales mix of primarily service jobs as the material costs were lower.
The Data Display division had a negative gross margin of $99 compared to a negative gross margin of $1,072 thousand for the nine months ended November 30, 2022 and November 30, 2021 respectively. The keyboard division, Unicomp, had $129 thousand of gross margin dollars or 18.7% to sales for the nine months ending November 30, 2022 compared to $315 thousand or 31.4% for the nine months ending November 30, 2021.
For the three months ended November 30, 2022, the display division (rugged displays, specialty displays, simulators and video walls) produced 115% of gross margins. The division had an increase in gross margin percentage to sales from 10.6% last year to 31.1% this year. The Data division saw an increase in gross margins of $580 thousand from a negative $679 thousand the prior year quarter to a negative $99 thousand this quarter. Unicomp gross margin dollars decreased by $32 thousand due to a decrease in sales. The cyber division had an increase in gross margin dollars of $71 thousand.

Video Display Corporation and Subsidiaries
November 30, 2022

Operating expenses
Operating expenses decreased 9.5% or $311 thousand for the nine months ended November 30, 2022 compared to the nine months ended November 30, 2021. The decrease was due primarily to the decreased costs in administration expenses. The Company reduced costs primarily in salaries, by not replacing staff when they resigned while business was slow. The Company expects to continue to control costs while increasing revenues in tempest services, specialized displays and ruggedized displays. As business increases we will look to fill some of the vacant positions in the engineering and production areas in the fourth quarter of this fiscal year.
Operating expenses decreased by 11.5% or $127 thousand for the three months ended November 30, 2022 compared to the three months ended November 30, 2021. The decrease was due primarily to the reduction of salaries and contractor expenses including commissions.
Interest expense
Interest expense was $13 thousand for the nine months ended November 30, 2022 compared to $20 thousand for the nine months ended November 30, 2021. Interest expense was $4 thousand for the three months ended November 30, 2022 and $6 thousand for the three months ended November 30, 2021. Interest expense in fiscal 2023 relates primarily to interest expense on the lease of TEMPEST equipment.
Other Income/ expense
For the nine months ended November 30, 2022, the Company received $498 thousand in proceeds from a class action lawsuit, $19 thousand in rental income, $32 thousand in retention credit revenue, $3 thousand on the sale of assets and $4 in interest income. Other expense netted against other income was $31 thousand for the payout of a lawsuit. For the nine months ended November 30, 2021, the Company had $1.1 million in gains on the extinguishment of PPP loans, $796 thousand in employee retention credit income, $172 thousand in rental income, and $4 thousand in debt recovery offset by $5.4 thousand in commissions on the rental income.
For the three months ended November 30, 2022 the Company had $2 thousand in rental income and $2 thousand in interest income offset by $31 thousand for the payout of a lawsuit. For the three months ended November 30, 2021, the Company had $796 thousand in employee retention credit income, $64.4 thousand in rental income, offset by $1.8 thousand in rental commissions.
Income taxes
Due to the Company’s overall and historical net loss position, no income tax has been reported and a full valuation allowance has been allocated to the deferred tax asset created by these losses.
Liquidity and Capital Resources
The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the nine-month period ending November 30, 2022 primarily due to insufficient revenues in the Company. The Company had an increase in liquid assets for the nine- month period. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five -year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2022 and February 28, 2022:

Video Display Corporation and Subsidiaries
November 30, 2022

	November 30, 2022	February 28, 2022
Working capital	$(403)	$509
Liquid assets	$283	$245
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
Cash used in operations for the nine months ended November 30, 2022 was $0.7 million. Deductions to net loss were $0.3 million for depreciation and amortization. Changes in working capital were negligible, primarily change in contract assets of $0.2 million, a change in accounts payables of $0.2 million, a change in accounts receivable of $0.3 million and a change in prepaid expenses and other assets of 0.1 million, offset by a change in inventories of $0.6 million, a change in employee retention credit receivables of $0.3 million. Cash used in operations for the nine months ended November 30, 2021 was $0.3 million. Adjustments to net loss were non cash operating items of $0.3 million for depreciation and amortization, $0.8 million for inventory related charges and $1.1 million related to the gain recorded on the extinguishment of the remaining PPP loans. Changes in working capital provided $1.0 million, primarily from $0.6 million in accounts receivable, $0.1 million from the decrease in inventory, $0.7 million from the change in contract assets and $0.4 million from the change in accounts payable and accrued liabilities partially offset by a $0.8 million in employee retention credit refund receivable.
Investing activities used $41 thousand and $56 thousand for the nine months ended November 30, 2022 and November 30, 2021 respectively for capital equipment.
Financing activities provided $0.7 million for the nine months ended November 30, 2022 primarily from proceeds from additional borrowing from the Company’s CEO. For the nine months ended November 30, 2021, financing activities provided $0.3 million resulting primarily from $458 thousand of additional borrowings from the CEO offset by the repayment of notes of $74 thousand and lease financing of $57 thousand.
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
For the nine months ending November 30, 2022 and November 30, 2021, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at November 30, 2022.
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

Video Display Corporation and Subsidiaries
November 30, 2022

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
Income Taxes
Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of November 30, 2022, the Company has established a valuation allowance of $5.9 million on the Company’s deferred tax assets.

Video Display Corporation and Subsidiaries
November 30, 2022

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step
approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At November 30, 2022, the Company did not record any liabilities for uncertain tax positions.
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
Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2022. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form
10-K
and quarterly reports on Form
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
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management concluded that, as of November 30, 2022, a material weakness existed in our internal control over financial reporting.

Video Display Corporation and Subsidiaries
November 30, 2022

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

November 30, 2022

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

II-1

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

January 17, 2023	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 17, 2023	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer