Form 10-K
period 2023-02-28
VIDEO DISPLAY CORP
filed 2023-05-30
CIK 758743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2023
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
Registrant’s telephone number, including area code: (321)
784-4427
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒
As of August 31, 2022, the aggregate market value of the voting and non-voting
common equity held by
non-affiliates
based upon the closing sales price for the Registrant’s common stock as reported in the Over the Counter Markets “OTCMKTS” was $616,263.
The number of shares outstanding of the registrant’s Common Stock as of May 1, 2023 was 5,878,290.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be delivered to stockholders in connection with our 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this
Form 10-K.
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

Consolidated Net Sales by division for fiscal 2023 are comprised of the following:

Simulation, Training and Display Products (62%)

Cyber Secure Products (7%)

Data Display CRTs (20%)

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

These product lines are used by the military branches such as the Navy and Air Force and various government agencies such as the Department of Defense and the Department of Energy. VDC also supplies direct view video walls into both the Command and Control and Broadcast markets.

This portion of the Company’s operations, which contributed approximately 62% of fiscal 2023 consolidated net sales, involves the design, engineering, and manufacturing of digital projector display units. The Company customizes these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost-efficient manufacturing, it is able to handle low volume orders that generate higher margins.

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

Cyber Secure Products

The Company acquired the AYON Cyber Security (“ACS”) division in March 2012. ACS was formerly known as Hetra Products and most recently as StingRay56 before becoming part of Video Display Corporation. ACS specializes in advanced TEMPEST technology, also known as Emanation Security (EMSEC), products and custom engineering solutions to include extreme environmental performance and survivability technologies (MIL-STD-810 and DO-160) in support of military forces, intelligence agencies, prime contractors and niche commercial sectors worldwide. ACS has a long history of specializing in TEMPEST technology. In addition to its TEMPEST products and services, the business also provides various contract services to government agencies and prime contractors. Services performed include design and testing solutions for defense and niche commercial uses worldwide. This division represented approximately 7% of fiscal 2023 consolidated net sales.

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

The Company’s CRT manufacturing operation of new and recycled CRTs is conducted at a facility located in Lexington, Kentucky (Lexel). The Company offers CRTs from other manufacturers at this facility as well. This division represented approximately 20% of fiscal 2023 consolidated net sales.

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

Other Computer Products

The Company acquired a small keyboard company on October 23, 2017. The Company’s long term plans are to use this as a platform to manufacture cyber-secure keyboards as part of the cyber security division. This division was 11% of the 2023 consolidated net sales.

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

Working Capital Practices

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for four of the last five years. The accumulated losses reported has resulted from a combination of lower revenues at certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position is presented as follows:

	February 28, 2023	February 28, 2022
Working capital	$(1,297)	$509
Liquid assets	$400	$245

Management’s plans with regard to improving working capital includes increasing marketing efforts in its ruggedized displays, and small specialty displays. The Company is developing new products for customers in the ruggedized display section of its business. The Company has orders for ruggedized display products which are being engineered by the Company’s engineering department which will be delivered in the Company’s next fiscal year. The Company is also entertaining a letter of intent to sell the TEMPEST business to supply working capital for the expanding ruggedized display business. The Company sees the ruggedized display business as repeatable business and a source of a steady income stream. The Company is working towards streamlining its two business units in Kentucky, Lexel Imaging and Unicomp. The Company is moving from being a manufacturer of CRT products to a distributor of CRT products, while working with customers on last time buys of certain specialty products. Unicomp, the keyboard division has completed a redesign of one of its better selling keyboards, forced by the lack of availability of certain computer chips used in the production of the previous model.

The Company’s efforts to increase revenues by upgrading its sales and marketing efforts are showing results with an increase in the Company’s backlog, especially in ruggedized products. These efforts have increased revenues from last year and will increase them even more in the upcoming fiscal year as the Company’s business typically has longer lead times from initial contact to a sale and the including the amount of time to develop the products by engineering. The pandemic has also slowed down the process of obtaining new business as many of our customers and potential customers are still working from home. Furthermore, supply chain challenges have slowed down production of certain products due to long lead times on critical items of production, impacting cash flow.

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

Concentration of Customers

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the medical, military, industrial and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 51% and 43% of consolidated net sales for fiscal 2023 and 2022, respectively. Sales to foreign customers were approximately 8% and 11% of consolidated net sales for fiscal 2023 and 2022, respectively. The Company had two customers, Naval Air Warfare and DRS Laurel Technologies with 14% and 10% of the Company’s consolidated net sales in fiscal 2023. The Company attempts to minimize credit risk by reviewing customers’ credit history before extending credit, and by monitoring customers’ credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within twelve months. The Company’s backlog was approximately $9.9 million at February 28, 2023 and $5.2 million at February 28, 2022. It is anticipated that more than 90% of the February 28, 2023 backlog will ship during fiscal 2024.

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

Employees

As of February 28, 2023, the Company employed 58 persons on a full-time basis. Of these, 10 were employed in executive, administrative, and clerical positions, 3 were employed in sales and distribution, 14 in engineering, and 31 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory. No employees are under collective bargaining agreements.

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

We currently derive a portion of our net sales (51% in fiscal 2023) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less than twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.

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

A small portion of our consolidated net sales (8% in fiscal 2023) is made to foreign customers. We also receive certain raw materials from foreign vendors. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company has two locations, Cocoa, Florida and Lexington, Kentucky. The Florida location is leased from a related party at current market rates with the Cocoa, Florida space currently serving as the Corporate headquarters location. See Part III, Item 13 Certain Relationships and Related Transactions in this Annual Report on Form 10-K. Management believes the facilities to be adequate for its needs.

The following table details manufacturing, warehouse, and administrative facilities:

Location	Square Feet	Lease Expires
Cocoa, Florida	34,500	February 19, 2025
Lexington, Kentucky	41,055	July 30, 2023

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Over-the-Counter Market (OTCMKTS) under the symbol VIDE. The Company had previously traded on National Association of Securities Dealers Automated Quotation System (“NASDAQ”) national market system under the symbol VIDE until April 30, 2015.

The following table shows the range of prices for the Company’s common stock as reported by the OTCMKTS for each quarterly period beginning on March 1, 2021. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 28, 2023		February 28, 2022
Quarter Ended	High	Low	High	Low
May	1.19	0.91	2.70	1.13
August	1.82	0.93	1.40	1.12
November	2.50	0.72	1.22	1.02
February	2.55	1.09	1.27	0.83

There were approximately 120 holders of record of the Company’s common stock as of May 13, 2023.

Payment of cash dividends in the future will be dependent upon the consolidated earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 28, 2023 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.

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

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During fiscal 2023 and 2022, the Company did not repurchase any shares of the Company’s stock. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 28, 2023.

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

During fiscal 2023, management of the Company focused key resources on strategic efforts to support the efforts of operations to increase market share. The Company also seeks to look for acquisition opportunities that enhance the profitability and shareholder value of the Company. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

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

Impact of COVID-19 – The Company has been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Financial results for fiscal 2023 were impacted by COVID-19 due to delayed orders and/or the fulfillment of the related orders. However, the Company currently does not expect any material impact on our financial results for fiscal 2024. Management continues to operate normally with the exception of restrictions issued by federal and local governments and supply chain issues as a result of the pandemic. If a reoccurrence of the COVID-19 pandemic occurs, the Company may experience other disruptions that could severely impact the business, results of operations and prospects.

Sales generation – Although the Company increased sales this year, it was unable to reduce operating expenses at the needed level to reach profitability. In order to improve revenue generating activities, management is focused on increasing marketing efforts in its ruggedized displays business. The company has recently entered into an agreement with a prominent military manufacturing representative and added sales personnel to focus efforts on winning major multi-year military programs for ruggedized displays, computers, and other ancillary military products. The company is already seeing positive results with a number of recent awards and increased sales pipeline and backlog.

Operations

The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):

(See Item 1. Business – Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions.)

	2023		2022
	Amount	%	Amount	%
Net Sales
Simulation and Training	5,035	62.1%	4,088	58.4%
Data Display CRTs	1,566	19.3	992	14.2
Cyber Secure Products	589	7.3	612	8.7
Other Computer Products	912	11.3	1,309	18.7

Total net sales	8,102	100.0	7,001	100.0

Costs and expenses
Cost of goods sold	6,930	85.5%	7,324	103.7%
Selling and delivery	446	5.5	555	7.9
General and administrative	3,505	43.3	3,753	53.6

	10,881	134.3	11,632	165.2
Loss from operations	(2,779)	(34.3)	(4,631)	(65.2)
Interest expense, net	(15)	(0.2)	(25)	(0.4)
Employee retention credit income	31	0.4	796	11.4
Gain on extinguishment of PPP loans	—	0.0	1,084	15.5
Gain on disposal of assets	5	0.1	—	0.0
Other income, net	765	9.4	216	3.1

(Loss) income before income taxes	(1,993)	(24.6)	(2,560)	(35.6)
Income tax expense	—	0.0	—	0.0

Net (loss) income	(1,993)	(24.6)	(2,560)	(35.6)

Fiscal 2023 Compared to Fiscal 2022

Net Sales

Consolidated net sales increased 15.7% for year ended February 28, 2023 compared to the year ended February 28, 2022 and decreased 1.0% for the three months ended February 28, 2023 compared to the comparable three months last year. The Company’s AYON Cyber Security (ACS) division is down 3.8% for the year ended February 28, 2023 compared to fiscal year ended February 28, 2022 and increased 305.9% for the three months ended February 28, 2023 compared to the same three months last year. The business relied on primarily service business with not much in product sales. Product sales picked up in the fourth quarter leading to the large increase versus prior year quarter’s sales. The Display Systems division increased by 23.2% for the year ended February 28, 2023 compared to last year and was down 18.8% for the quarter ended February 28, 2023 compared to the same three months last year. The division sales increased due to new customers for ruggedized products and steady sales in specialty displays. The Company is currently developing new products for the ruggedized display markets which it already has orders for. The Data Display division sales were up 57.8% for the year ended February 28, 2023 due to last time buy orders from customers. The division sells a specialty product, a direct view storage tube (DVST) to two customers in Asia. Orders are expected from both customers, but due to the pandemic, the funds which would have been used for these products were diverted to other priorities. The division also sells replacement CRTS for flight simulators. Because of changing technology, the demand for these products has decreased. The Lexel division will be dependent on continued sales of the DVST products and steady sales of its cathode ray tube products (CRTs) to increase their sales. Lexel had an increase of 22.9% for three months ended February 28, 2023 compared to the three months ended February 28, 2022. The Company’s keyboard division, posted sales of $0.9 million and $0.2 million for the year and three months ended February 28, 2023 compared to $1.3 million and $0.3 million for the comparable periods last year, respectively. Sales were down due to the availability of one of the products due to a chip shortage forcing the Company to redesign one of the products.

Gross Margins

Consolidated gross margins increased to 14% for fiscal 2023 from (3.7)% for fiscal 2022. Overall gross margin dollars increased by $1.4 million versus the prior fiscal year due to increased revenues and decreased costs. The gross margins were impacted by the changes in technology which led the Company to charging off approximately $500 thousand in inventory in fiscal 2023 compared to $919 thousand in inventory charges recorded to cost of goods sold during fiscal 2022.

ACS gross margin percentage were 17.8% compared to 21.1% and the gross margin dollars were $105 thousand compared to $129 thousand for the year ended February 28, 2023 compared to the year ended February 28, 2022. For the three months ended February 28, 2023 compared to the same period last year, ACS gross margin percentage were 13.4% compared to a negative 48.8% and gross margin dollars were $33 thousand compared to a negative $29 thousand.

VDC Display Systems (VDCDS) gross margin percentage was 29.4% compared to 14.3% in the prior year and the gross margin dollars were $1,478 thousand compared to $584 thousand for the year ended February 28, 2023 compared to the year ended February 28, 2022. For the three months ended February 28, 2023 compared to the same period last year, VDCDS gross margin percentage was 8.4% compared to 12.6%. Gross margin dollars were $66 thousand compared to $123 thousand.

The keyboard division, Unicomp, had $80 thousand of gross margin dollars or 8.7% to sales for the year ended February 28, 2023 and $363 thousand of gross margin dollars or 27.7% for the year ended February 28, 2022. For the quarter ended February 28, 2022, Unicomp had a negative $49 thousand of gross profit or a negative 22.9% compared to $48 thousand or 15.7%.

The Data Display division had a negative $490 thousand in gross margin dollars for the year ended February 28, 2023 compared to a negative $1,337 thousand for the year ended February 28, 2022. The Data Display division for Lexel had a negative $392 thousand in gross margin dollars for the three months ended February 28, 2023 compared to a negative $265 thousand for the three months ended February 28, 2022. The division is in the process of curtailing much of its manufacturing in displays and moving to become a distributor.

Operating Expenses

Operating expenses as a percentage of sales decreased to 48.8% for fiscal 2023 from 61.5% in fiscal 2022. Operating expenses as a percentage of sales were lower for fiscal 2023 when compared to fiscal 2022 due to the increase in sales in fiscal 2023 with a corresponding decrease in operating expenses. Actual operating expenses decreased by $357 thousand.

The Company is working to reduce costs in all areas of the business to bring its cost structure in line with the current size of the business. The Company closed the corporate headquarters in Georgia and has merged it into the Florida location, which is saving considerable operating expenses. The Company is expanding its product offerings, primarily in ruggedized displays and in doing so, is adding costs strategically to support those businesses. The keyboard and CRT divisions are making changes to maximize profitability including reducing the size of their operating facility and streamlining their product offerings.

Interest Expense

Interest expense was $15 thousand in fiscal 2023 and $25 thousand for fiscal 2022 related to the Company’s obligations. The interest expense is primarily from the financing lease on the TEMPEST equipment for the cyber security business.

Other Income

In fiscal 2023, the Company received $498 thousand in proceeds from a class action lawsuit, $274 thousand in royalties, $19 thousand in rental income, $31 thousand in retention credit revenue, $5 thousand on the sale of assets, $11 thousand in interest income and $2 thousand in miscellaneous other. Other expense netted against other income was $31 thousand for the payout of a lawsuit and $8 thousand in settlement of another dispute.

In fiscal 2022, the Company had $1,084 thousand in gain on extinguishment of PPP loans, $796 thousand in employee retention credit income, net rental income of $210 thousand and $4 thousand in bad debt recovery.

Income Taxes

The Company had a net loss before taxes of approximately $2.0 million in fiscal 2023 and $2.6 million in fiscal 2022 which a full valuation allowance was provided due to historical losses resulting in an effective tax rate of 0%.

Liquidity and Capital Resources

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for four of the last five years. The accumulated losses reported has resulted from a combination of lower revenues at certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position is presented as follows:

	February 28, 2023	February 28, 2022
Working capital	$(1,297)	$509
Liquid assets	$400	$245

Management’s plans with regard to improving working capital includes increasing marketing efforts in its ruggedized displays, and small specialty displays. The Company is developing new products for customers in the ruggedized display section of its business. The Company has orders for ruggedized display products which are being engineered by the Company’s engineering department which will be delivered in the Company’s next fiscal year. The Company is also entertaining a letter of intent to sell the TEMPEST business to supply working capital for the expanding ruggedized display business. The Company sees the ruggedized display business as repeatable business and a source of a steady income stream. The Company is working towards streamlining its two business units in Kentucky, Lexel Imaging and Unicomp. The Company is moving from being a manufacturer of CRT products to a distributor of CRT products, while working with customers on last time buys of certain specialty products. Unicomp, the keyboard division has completed a redesign of one of its better selling keyboards, forced by the lack of availability of certain computer chips used in the production of the previous model.

The Company’s efforts to increase revenues by upgrading its sales and marketing efforts are showing results with an increase in the Company’s backlog, especially in ruggedized products. These efforts have increased revenues from last year and will increase them even more in the upcoming fiscal year as the Company’s business typically has longer lead times from initial contact to a sale and the including the amount of time to develop the products by engineering. The pandemic has also slowed down the process of obtaining new business as many of our customers and potential customers are still working from home. Furthermore, supply chain challenges have slowed down production of certain products due to long lead times on critical items of production, impacting cash flow.

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

Cash used in operations was $0.6 million in fiscal 2023 compared to the use of 0.1 million in fiscal 2022. During fiscal 2023, the net loss from operations was $2.0 million and adjustments to reconcile net loss to net cash were $0.3 million with $0.5 million in inventory related charges, $0.2 million in depreciation and $0.1 million in amortization of intangible assets. Working capital related accounts provided $0.5 million in cash with retention credit receivables providing $0.8 million, contract assets of $0.2 million, reduction in inventories $0.9 million, and accounts payable and accrued liabilities providing $0.4 million, offset by a decrease in contract liabilities of $0.9 million and an increase in an accounts receivable receivables of $0.4 million.

Investing activities used $40 thousand for capital expenditures in fiscal 2023 compared to using $79 thousand in fiscal 2022.

Financing activities provided $0.8 million in fiscal 2023. The Company received $0.9 million in a related party loan and paid $0.1 million in equipment financing. Financing activities provided $0.1 million for the year ended February 28, 2022.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During fiscal years 2023 and 2022, the Company did not repurchase any of the Company’s stock. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 28, 2023.

Transactions with Related Parties and Contractual Obligations

The Company leases a building in Cocoa, Florida, from an entity that is controlled by the Company’s CEO and leased another building for part of the year in Lexington, KY. The building in Lexington, KY serves as the manufacturing operations for the CRT division and the keyboard division. The Company now leases the building from a third party. The building in Cocoa, Florida is the new operational site for both VDC Display Systems, AYON Cyber Security and the corporate office. See Note 10.

The Company borrows money from the Chief Executive Officer from time to time to support operations. In fiscal 2023, the Company borrowed approximately $926 thousand bringing the total of the note payable to $1,384 thousand and owes another $256 thousand in rent, bringing the total rent owed to $616 thousand. There are no repayment terms related to the amounts owed but the Company intends to pay back the CEO when funds are available in fiscal 2024. These amounts are included in the Company’s consolidated balance sheet.

Contractual Obligations

Future contractual maturities due under operating and finance leases and other obligations at February 28, 2023 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Finance lease obligations	$78	$78	$—	$—	$—
Operating lease obligations	511	321	190	—	—
Note payable -related party	1,384	1,384	—	—	—
Warranty reserve obligations	18	18	—	—	—

Total	$1,991	$1,801	$190	$—	$—

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

Revenue recognition

The Company recognizes revenue upon transfer of control of the promised products or services to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. VDC derives revenue primarily from sales of simulation and video wall systems, cyber secure products, data displays, and keyboards. The Company excludes sales and usage-based taxes from revenue.

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

Income taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has established a valuation allowance of $6 million on the Company’s deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC Topic 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At February 28, 2023, the Company did not record any liabilities for uncertain tax positions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risks include changes in technology and government spending. The rapid advances in video and projection technology present a challenge for the Company’s management and engineers to be able to meet the ever-changing demands in the markets in which it operates. The Company did a significant amount of business with the government (51% of revenues) in fiscal 2023. Failure of the government to continue to fund programs in the Company’s markets could have a detrimental effect on the Company.

Item 8. Financial Statements and Supplementary Data.
Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
Video Display Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the Company) as of February 28, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year
period ended February 28, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year
period ended February 28, 2023, in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has historically reported net losses or breakeven results along with reporting low levels of working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventories
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company’s consolidated inventory balance was $2,458,000 as of February 28, 2023. Management values inventories at the lower of cost or net realizable value. Costs include materials, labor and manufacturing overhead and is computed on a first-in-first-out
basis. Management evaluates the carrying value of its inventories taking into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices management expects to obtain for products in its various markets. Management adjusts excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of goods sold.
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
Peachtree Corners, Georgia
May 30, 2023

Video Display Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	February 28, 2023	February 28, 2022
Assets
Current assets
Cash and cash equivalents	$400	$245
Accounts receivable, less allowance for bad debts of $6 and $3	829	390
Employee retention credit refund receivable	—	796
Inventories, net	2,458	3,342
Contract assets	280	444
Prepaid expenses and other current assets	206	297

Total current assets	4,173	5,514

Property, plant and equipment:
Buildings	789	778
Construction in progress	9	—
Machinery and equipment	5,384	5,359

	6,182	6,137
Accumulated depreciation	(5,479)	(5,247)

Net property, plant and equipment	703	890

Right of use assets under operating leases	482	592
Intangible assets, net	—	118
Other noncurrent assets	2	2

Total assets	$5,360	$7,116

The accompanying notes are an integral part of these consolidated statements.

	February 28,	February 28,
	2023	2022
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable (including related party payables of ($616 and $360; Note 5)	$1,629	$1,465
Accrued liabilities	1,096	855
Contract liabilities	974	1,872
Current maturities of financing lease obligations	74	98
Current operating lease liabilities	313	257
Note payable to officers and directors, current (Note 5)	1,384	458

Total current liabilities	5,470	5,005
Long-term operating lease liabilities	169	333
Finance lease obligations less current maturities	—	64

Total liabilities	5,639	5,402

Shareholders’ Equity (Deficit)
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value – 50,000 shares authorized; 9,732 issued; 5,878 outstanding at February 28, 2023 and 2022	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	8,429	10,422
Treasury stock, 3,854 shares, at cost	(16,282)	(16,282)

Total shareholders’ equity (deficit)	(279)	1,714

Total liabilities and shareholders’ equity (deficit)	$5,360	$7,116

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	February 28, 2023	February 28, 2022
Net sales	$8,102	$7,001
Cost of goods sold	6,930	7,324

Gross profit (loss)	1,172	(323)

Operating expenses
Selling and delivery	446	555
General and administrative	3,505	3,753

	3,951	4,308

Operating loss	(2,779)	(4,631)

Other income (expense)
Interest expense, net	(15)	(25)
Gain on extinguishment of PPP loans	—	1,084
Employee retention credit income	31	796
Gain on disposal of assets	5	—
Other income, net	765	216

Total other income, net	786	2,071

(Loss) income before income taxes	(1,993)	(2,560)
Income tax expense	—	—

Net (loss) income	$(1,993)	$(2,560)

Net (loss) income per share-basic	$(0.34)	$(0.44)

Net (loss) income per share-diluted	$(0.34)	$(0.44)

Average shares outstanding – basic	5,878	5,878

Average shares outstanding – diluted	5,878	5,878

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Defict)
(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity (Deficit)
Balance, March 1, 2021	5,878	$7,293	$281	$12,982	$(16,282)	$4,274
Net loss	—	—	—	(2,560)	—	(2,560)

Balance, February 28, 2022	5,878	$7,293	$281	$10,422	$(16,282)	$1,714
Net loss	—	—	—	(1,993)	—	(1,993)

Balance, February 28, 2023	5,878	$7,293	$281	$8,429	$(16,282)	$(279)

*	Common Shares are shown net of Treasury Shares
The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	February 28, 2023	February 28, 2022
Operating Activities
Net (loss) income	$(1,993)	$(2,560)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	231	268
Amortization of intangible assets	118	129
Provision for doubtful accounts	3	14
Inventory related charges	455	919
Non cash lease cost	110	535
Gain on extinguishment of PPP loans	—	(1,084)
Gain on disposal of assets	(5)	—
Changes in working capital items:
Accounts receivable	(442)	910
Employee retention credit refund receivable	796	(796)
Inventories	429	(234)
Prepaid expenses and other assets	91	165
Accounts payable and accrued liabilities	405	990
Operating lease liabilities	(108)	(567)
Contract assets	164	1,090
Contract liabilities	(898)	155

Net cash used in operating activities	(644)	(66)

Investing Activities
Capital expenditures	(45)	(79)
Proceeds from sale of assets	5	—

Net cash used in investing activities	(40)	(79)

Financing Activities
Proceeds from related party loans	926	275
Repayments of lease financing	(87)	(78)
Repayments of notes payable	—	(100)
Net cash provided by financing activities	839	97
Net change in cash and cash equivalents	155	(48)
Cash and cash equivalents, beginning of year	245	293

Cash and cash equivalents, end of year	400	245

The accompanying notes are an integral part of these consolidated statements.
See Note 12 for supplemental cash flow information.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Nature of Business
Video Display Corporation and subsidiaries (the “Company”, “our” or “we”) is a provider and manufacturer of video products, components, and systems for data display and presentation of electronic information media in various requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems for government, military, aerospace, medical and commercial organizations. The Company serves the simulation, ruggedized displays, video wall design and installation, tempest products, tempest services, cathode ray tubes (CRTS) and keyboard manufacturing industries.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions.
Fiscal Year
All references herein to “2023” and “2022” mean the fiscal years ended February 28, 2023 and February 28, 2022, respectively.
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
Going Concern, Banking and Liquidity
The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses for four of the last five years. The accumulated losses reported has resulted from a combination of lower revenues at certain divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position is presented as follows:

	February 28, 2023	February 28, 2022
Working capital	$(1,297)	$509
Liquid assets	$400	$245
Management’s plans with regard to improving working capital includes increasing marketing efforts in its ruggedized displays, and small specialty displays. The Company is developing new products for customers in the ruggedized display section of its business. The Company has orders for ruggedized display products which are being engineered by the Company’s engineering department which will be delivered in the Company’s next fiscal year. The

Company is also entertaining a letter of intent to sell the TEMPEST business to supply working capital for the expanding ruggedized display business. The Company sees the ruggedized display business as repeatable business and a source of a steady income stream. The Company is working towards streamlining its two business units in Kentucky, Lexel Imaging and Unicomp. The Company is moving from being a manufacturer of CRT products to a distributor of CRT products, while working with customers on last time buys of certain specialty products. Unicomp, the keyboard division has completed a redesign of one of its better selling keyboards, forced by the lack of availability of certain computer chips used in the production of the previous model.
The Company’s efforts to increase revenues by upgrading its sales and marketing efforts are showing results with an increase in the Company’s backlog, especially in ruggedized products. These efforts have increased revenues from last year and will increase them even more in the upcoming fiscal year as the Company’s business typically has longer lead times from initial contact to a sale and the including the amount of time to develop the products by engineering. The pandemic has also slowed down the process of obtaining new business as many of our customers and potential customers are still working from home. Furthermore, supply chain challenges have slowed down production of certain products due to long lead times on critical items of production, impacting cash flow.
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
The following table presents the Company’s revenue disaggregated by division (in thousands):

	2023	2022
Simulation and training (including video walls)	$5,035	$4,088
Cyber security	589	612
Data displays	1,566	992
Other computer products (keyboards)	912	1,309

Total revenue	$8,102	$7,001

Cash and Cash Equivalents and Investments
We consider all highly liquid investments purchased with original maturities of three months or less to be cash or cash equivalents. Investment securities that are held by the Company, are bought and held principally for the purpose of selling them in the near term, and principally consist of equity securities and mutual funds. These equity investments are carried at fair value with realized gains or losses and changes in fair value included in operations.
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

2
7

The following is a roll-forward of the allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2023	$3	$3	$—	$6
February 28, 2022	$12	$14	$(23)	$3
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
to
twenty-five
years; Machinery and Equipment –
five
to ten years. In addition, leasehold improvements are amortized over the shorter of the useful life of the asset or the related lease term. Depreciation expense totaled approximately $231 thousand and $268 thousand for the fiscal years ended 2023 and 2022, respectively. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred.
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

2
8

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
Share Repurchase Program
The Company has a share repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014 the Board of Directors of the Company approved a one-time
continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal years ended February 28, 2023 and February 28, 2022, the Company did not repurchase any of its shares. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 28, 2023.
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
The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of February 28, 2023 and February 28, 2022, the Company did not have any material unrecognized tax benefits.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued as of February 28, 2023 and February 28, 2022.
The Company’s tax years ended back to fiscal 2020 remain open to examination by the Internal Revenue Service (“IRS”).

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
The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for 2023 and 2022, (in thousands, except for per share data):

	Net Income (Loss)	Average Shares Outstanding	Net (Loss) Income Per Share
2023
Basic	(1,993)	5,878	(0.34)
Effect of dilution:
Options	—	—	—

Diluted loss per share	(1,993)	5,878	(0.34)

2022
Basic	(2,560)	5,878	(0.44)
Effect of dilution:
Options	—	—	—

Diluted earnings per share	(2,560)	5,878	(0.44)

Stock options convertible into 200,000 shares of the Company’s common stock were anti-dilutive in fiscal 2023 due to the net loss position and therefore, were excluded from the fiscal 2023 diluted earnings (loss) per share calculation.
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
Sales to foreign customers were 8% of consolidated net sales for fiscal 2023 and 11% of consolidated net sales for fiscal 2022.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
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

3
0

Note 2. Inventories
Inventories consisted of the following (in thousands):

	February 28, 2023	February 28, 2022
Raw materials	$1,179	$2,037
Work-in-process	762	846
Finished goods	517	459

	2,458	3,342
Reserves for obsolescence	—	—

	$2,458	$3,342

The following is a roll forward of the inventory reserves (in thousands):

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions	Balance at End of Period
February 28, 2023	$—	$—	$—	$—
February 28, 2022	$798	$30	$(828)	$—
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
During fiscal 2023 and 2022, the Company wrote off or disposed of inventories of $0.5 million and $1.7 million, respectively, of which $0.8 million was previously reserved for through inclusion in the inventory reserve in fiscal 2022.
Note 3. Uncompleted Contracts
Information relative to contracts in progress consisted of the following (in thousands):

	February 28, 2023	February 28, 2022
Costs incurred to date on uncompleted contracts	$666	$2,465
Estimated earnings recognized to date on these contracts	293	1,073

Total costs and estimated gross profit earned	959	3,538
Less billings to date	(1,653)	(4,966)

Contract liabilities, net	$(694)	$(1,428)

The following amounts are included in the accompanying consolidated balance sheets under the following captions (in thousands):

	February 28, 2023	February 28, 2022
Contract assets	$280	$444
Contract liabilities	(974)	(1,872)

Contract liabilities, net	$(694)	$(1,428)

3
1

As of February 28, 2023 and 2022, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 28, 2023 and 2022, there were no progress payments that had been netted against inventory.
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
Note 5. Notes Payable to Officers and Directors (Related Party Transactions)
In fiscal 2022, the Company borrowed $458 thousand to fund working capital needs and owes an additional $360 thousand in Company rent that is due to the CEO. The additional borrowings in the amount of $458 thousand are comprised of $275 thousand in cash and $183 thousand in payments made on the Company’s behalf related to the termination of the Tucker, Georgia lease. The $458 thousand note contains no repayment terms. The note payable and rent owed are included in the Company’s consolidated balance sheets as of February 28, 2022 as a notes payable to officers and directors and within accounts payable, respectively.
In fiscal 2023, the Company increased borrowings by $926 thousand to fund working capital needs and owes an additional $256 thousand in Company rent that is due the CEO. The $1,384 thousand note contains no repayment terms and is expected to be repaid in fiscal 2024 along with the $616 thousand rent owed. The note payable and rent owed are included in the Company’s consolidated balance sheets as
of February 28,

2023 as a note payable to officers and directors and within accounts payable, respectively.
Note 6. Accrued Expenses and Warranty Obligations
The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2023 and 2022. The Company provides no other guarantees.

	2023	2022
Balance at beginning of year	24	41
Change in provision based on current year sales activity	—	(8)
Warranty costs incurred	(6)	(9)

Balance at end of year	18	24

3
2

Accrued liabilities consisted of the following (in thousands):

	February 28, 2023	February 28, 2022
Accrued compensation and benefits	$672	$416
Accrued payroll taxes	32	147
Accrued commissions	206	219
Accrued property taxes	30	2
Accrued warranty	18	24
Accrued other	138	47

	$1,096	$855

Note 7. Stock Options
The Video Display Corporation 2006 Stock Incentive Plan (“Plan”) provides that options to purchase up to 500,000 shares of the Company’s common stock may be granted and up to 100,000 restricted common stock shares may be awarded. Options may not be granted at a price less than the fair market value, determined on the day the options are granted. Options granted to a participant who is the owner of ten percent or more of the common stock of the Company may not be granted at a price less than 110% of the fair market value, determined on the day the options are granted. The exercise price of each option granted is fixed and may not be re-priced.
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
Information regarding the stock option plans is as follows:

	Number of Options (in thousands)	Average Exercise Price Per Share
Outstanding at March 1, 2021	200	$0.82
Granted	—	—
Forfeited or expired	—	—

Outstanding at February 28, 2022	200	$0.82
Granted	—	—
Forfeited or expired	—	—

Outstanding at February 28, 2023	200	$0.82
Options exercisable
February 28, 2022	200	$0.82
February 28, 2023	200	$0.82

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2023 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2023 (in thousands)	Weighted Average Exercise Price
$0.80 - $1.00	200	5.0	$0.82	200	$0.82

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock. The Company calculates the historic volatility based on the weekly stock closing price, adjusted for dividends and stock splits. The fair value of the stock options is based on the stock price at the time the option is granted, the annualized volatility of the stock and the discount rate at the grant date. No options were granted in fiscal 2023 or 2022.

3
3

For the fiscal year ended February 28, 2023 and February 28, 2022, there was no expense recognized on options as all options outstanding were fully vested.
Note 8. Income Taxes
The rate reconciliation related to income taxes differs from the amount computed by applying the federal statutory rate of 21% is as follows (in thousands):

	Fiscal Year Ended
	February 28, 2023	February 28, 2022
Statutory U.S. federal income tax rate	$(409)	$(746)
State income taxes, net of federal benefit	(46)	(93)
Valuation allowance	319	805
Other	136	34

Taxes at effective income tax rate	$—	$—

Significant componen
t
s of the Company’s net deferred income tax assets consist of the following (in thousands):

	February 28, 2023	February 28, 2022
Deferred tax assets (liabilities):
Federal net operating loss carry-forward	$4,813	$4,381
State net operating loss carry-forward	832	955
Federal tax credit carry-forward	318	318
Uniform capitalization costs	87	116
Accrued liabilities	40	41
Right of use assets	(116)	(142)
Lease liabilities	116	141
Basis difference of property, plant and equipment	(157)	(172)
Allowance for doubtful accounts	1	1
Amortization of intangibles	74	50
Other	(3)	(3)
Valuation allowance	(6,005)	(5,686)

Net deferred tax assets	$—	$—

Deferred tax assets have been reduced by a valuation allowance because, in the opinion of management, it is more likely than not that the Company’s deferred tax assets will not be realized. The Company has determined that a 100% valuation allowance is needed due to historical cumulative taxable net operating losses and the limited taxable income related to the carry back periods. The Company has available federal and state net operating loss carry forwards of $22.9 million and $22.1 million, respectively as of February 28, 2023. Net operating losses generated prior to taxable years beginning before January 1, 2018 may be carried forward and expire at various dates commencing in fiscal 2034, if not used. Net operating losses generated in taxable years beginning after December 31, 2017 and beginning before January 1, 2021 may be carried forward indefinitely. Net operating losses generated in taxable years beginning after December 31, 2020 may be carried for indefinitely but are limited to 80% of taxable income.
On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the CARES Act, through December 31, 2021. For fiscal 2022, the Company has recorded an employee retention credit of $796 thousand. This credit has been recorded as an employee retention credit refund receivable on the consolidated balance sheets and as employee retention credit income on the consolidated statements of operations. The Company recorded these amounts at February 28, 2022. The entire receivable amount was received in fiscal 2023.

3
4

Note 9. Benefit Plan
The Company maintains a defined contribution plan that is available to all employees. The Company did not make a contribution in the fiscal year ended February 28, 2023 or February 28, 2022 to the Company’s 401(k) plan.
Note 10. Leases
Operating Leases
The Company leases its office space and manufacturing facilities and equipment under operating lease agreements. The base lease terms expire at various dates through 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company has one finance lease.
Balance sheet information related to operating leases is as follows (in thousands):

	February 28, 2023	February 28, 2022
Operating lease right-of-use assets	$482	$592

Current portion of operating lease liabilities	$313	$257
Noncurrent portion of operating lease liabilities	169	333

Total operating lease liabilities	$482	$590
Rent expense totaled approximately $0.5 million for fiscal 2023 and $0.6 million for fiscal 2022. The Company did not have any variable lease costs or short-term lease costs for the years ended February 28, 2023 and 2022, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.5 for fiscal 2023 and $0.6 million for fiscal 2022. On September 9, 2021, the Company exercised an option to terminate the lease on its Tucker, Georgia location effective March 31, 2022. The terms of the option to terminate included prepaying the remaining rent through March 31, 2022, an additional penalty of three month’s rent and prepaying the property taxes for 2021 and for the first three months of 2022. The Company did not modify any existing operating leases or execute any new operating leases during the fiscal year ended February 28, 2023.
Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

	February 28, 2023	February 28, 2022
Weighted average remaining lease term	1.6 years	2.7 years
Weighted average discount rate	6%	6%
The following table summarizes the maturity of the Company’s operating lease liabilities as of February 28, 2023 (in thousands):

Fiscal Year	Amount
2024	$321
2025	190

Total operating lease payments	$511
Less imputed interest	(29)

Total operating lease liabilities	$482

The Company subleases certain of its warehousing space in Lexington, KY. It is of a nominal value.
Financing Leases
The Company has one financing lease entered into on November 23, 2020 for Tempest testing equipment for $277,000. The lea se e
xpires on December 1, 2023 and the incremental borrowing rate on the lease is 12.5%.

3
5

Balance sh
e
et information related to financing lease is as follows (in thousands):

	February 28, 2023	February 28, 2022
Machinery and equipment	$277	$277
Less: Accumulated depreciation	(208)	(115)
Machinery and equipment, net	$69	$162
Current portion of financing lease liabilities	$74	$98
Noncurrent portion of financing lease liabilities	—	64

Total financing lease liabilities	$74	$162
Finance lease costs include depreciation expense of $92 thousand and interest expense of $15 thousand for the year ended February 28, 2023 and depreciation expense of $92 thousand and interest expense of $25 thousand for the year ended February 28, 2022. Cash paid for amounts included in the measurement of lease liabilities for finance leases include $15 thousand classified as operating cash flows and $87 thousand classified as financing cash flows for the year ended February 28, 2023. Cash paid for amounts included in the measurement of lease liabilities for finance leases include $25 thousand classified as operating cash flows and $78 thousand classified as financing cash flows for the year ended February 28, 2022.
The following table summarizes the maturity of the Company’s finance lease liabilities as of February 28, 2023 (in thousands):

Fiscal Year	Amount
2024	$78

Total finance lease payments	$78
Less imputed interest	(4)

Total finance lease liabilities	$74

Related Party Leases
Included in the operating lease section above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by the Company’s chief executive officer) under operating leases expiring at various dates through 2025. Rent expense under these leases totaled approximately $0.3 million in fiscal 2023 and $0.4 million in fiscal 2022.
Future minimum rental payments due under leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2024	$190
2025	190

$380
Note 11. Concentrations of Risk and Major Customers
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, accounts receivable and historically investments prior to liquidation. At times, such cash in banks are in excess of the FDIC insurance limit.
The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 51% and 43% of consolidated net sales in fiscal 2023 and 2022, respectively. Sales to foreign customers were 8% of consolidated net sales in fiscal 2023 and 11% of consolidated net sales in fiscal 2022. The Company had two customers who comprised more than 10% of the Company’s sales in fiscal year 2023 (14% and 10%). In addition, the Company had three customers that in aggregate comprised approximately 38% of consolidated accounts receivable as of February 28, 2023.

3
6

The Company attempts to minimize credit risk by reviewing all customers’ credit history before extending credit, by monitoring customers’ credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
Note 12. Supplemental Cash Flow Information

	Fiscal Year Ended (in thousands)
	February 28, 2023	February 28, 2022
Cash paid for:
Interest	$15	$25

Non-cash activity:

Note payable to officer	$—	$183

Forgiveness of PPP loans (Note 4)	$—	$1,084

Selected Quarterly Financial Data (unaudited)
The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 28, 2023 and February 28, 2022, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share due to rounding:

	2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$2,841	$1,966	$1,687	$1,608
Gross profit (loss)	711	512	295	(346)
Net income (loss)	(295)	65	(713)	(1,050)
Basic net income (loss) per share	$(0.05)	$0.01	$(0.12)	$(0.18)
Diluted net income (loss) per share	$(0.05)	$0.01	$(0.12)	$(0.18)

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$1,857	$1,904	$1,616	$1,624
Gross profit	367	51	(555)	(186)
Net income (loss)	(745)	164	(806)	(1,173)
Basic net income (loss) per share	$(0.13)	$0.03	$(0.14)	$(0.20)
Diluted net income (loss) per share	$(0.13)	$0.03	$(0.14)	$(0.20)

3
7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 28, 2023). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company’s disclosure controls and procedures as of February 28, 2023, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

In the prior fiscal quarter, our CEO and CFO concluded that as of November 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting relating to inventory. During the fourth quarter of fiscal 2023, management remediated the material weakness identified in the prior fiscal quarter related to inventory.

The Company incorporated new policies and procedures to effect stronger controls around it’s inventory In fiscal 2023. The controls included regular cycle counts including a review of the activity of the items counted to strengthen the timeliness of evaluating the inventory’s net realizable value given the changes in market conditions in the Company’s industry. Tighter controls were imposed on incoming and outgoing shipments to ensure proper timing of the recording of these shipments. These controls were audited by management to ensure compliance. Given the new procedures and the emphasis on these internal controls, the Company believes it can rely on the internal controls around the proper timing and valuation of the inventory.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 28, 2023 our internal control over financial reporting was effective.

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

Change in Internal Control Over Financial Reporting

Except for the remediation of the material weakness described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2023 fiscal year end (the “2023 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2023 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.

Item 11. Executive Compensation.

The information contained in the 2023 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2023 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in the 2023 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services.

The information contained in the 2023 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 28, 2023 and February 28, 2022.

Consolidated Statements of Operations—Fiscal Years Ended February 28, 2023 and February 28, 2022.

Consolidated Statements of Shareholders’ Equity (Deficit) – Fiscal Years Ended February 28, 2023 and February 28, 2022.

Consolidated Statements of Cash Flows—Fiscal Years Ended February 28, 2023 and February 28, 2022.

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

Date: May 30, 2023	VIDEO DISPLAY CORPORATION

	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway	Chief Executive Officer,	May 30, 2023
Ronald D. Ordway	Treasurer and Director
(Principal Executive Officer)

/s/ Gregory L. Osborn	Chief Financial Officer and Director	May 30, 2023
Gregory L. Osborn	(Principal Financial Officer)