Form 10-Q
period 2023-05-31
VIDEO DISPLAY CORP
filed 2023-07-17
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2023.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐

As of May 31, 2023, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	May 31,	February 28,
	2023	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$238	$400
Accounts receivable, less allowance for doubtful accounts of $6 and $6	552	829
Inventories, net	2,802	2,458
Contract assets	115	280
Prepaid expenses and other current assets	273	206
Total current assets	3,980	4,173

Property, plant, and equipment
Buildings	789	789
Construction in progress	9	9
Machinery and equipment	5,384	5,384
	6,182	6,182
Accumulated depreciation	(5,533)	(5,479)
Net property, plant, and equipment	649	703

Right of use assets under operating leases	363	482
Other noncurrent assets	2	2
Total assets	$4,994	$5,360

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	May 31,	February 28,
	2023	2023
	(unaudited)
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable (including related party payables of $664 and $616; Note 5)	$2,133	$1,629
Accrued liabilities	1,132	1,096
Contract liabilities	428	974
Note payable to officers and directors, current (Note 5)	1,464	1,384
Current maturities of financing lease obligations	50	74
Current operating lease liabilities	236	313
Total current liabilities	5,443	5,470
Long-term operating lease liabilities	127	169
Total liabilities	5,570	5,639

Shareholders’ Equity (Deficit)
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at May 31, 2023, and February 28, 2023	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	8,132	8,429
Treasury stock, shares at cost; 3,854 at May 31, 2023 and February 28, 2023	(16,282)	(16,282)
Total shareholders’ equity (deficit)	(576)	(279)
Total liabilities and shareholders’ equity (deficit)	$4,994	$5,360

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,
	2023	2022
Net sales	$2,560	$2,841
Cost of goods sold	1,891	2,130
Gross profit	669	711

Operating expenses
Selling and delivery	84	149
General and administrative	892	870
	976	1,019
Operating loss	(307)	(308)

Other income (expense)
Interest expense, net	(2)	(5)
Gain on disposal of equipment, net	10	3
Other, net	2	15
	10	13
Loss before income taxes	(297)	(295)
Income tax expense	-	-
Net loss	$(297)	$(295)

Net loss per share:
Net loss per share-basic	$(0.05)	$(0.05)
Net loss per share-diluted	$(0.05)	$(0.05)

Basic weighted average shares outstanding	5,878	5,878
Diluted weighted average shares outstanding	5,878	5,878

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Shareholders’ Equity

Three Months Ended May 31, 2023 and 2022 (unaudited)

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity (Deficit)

Balance, March 1, 2023	5,878	$7,293	$281	$8,429	$(16,282)	$(279)

Net loss	-	-	-	(297)	-	(297)
Balance, May 31, 2023 (unaudited)	5,878	$7,293	$281	$8,132	$(16,282)	$(576)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity (Deficit)

Balance, March 1, 2022	5,878	$7,293	$281	$10,422	$(16,282)	$1,714

Net loss	-	-	-	(295)	-	(295)
Balance, May 31, 2022 (unaudited)	5,878	$7,293	$281	$10,127	$(16,282)	$1,419

* Common Shares are shown net of Treasury Shares

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2023	2022
Operating Activities
Net loss	$(297)	$(295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	54	67
Amortization of intangible assets	-	32
Non cash lease cost	119	99
Gain on disposal of equipment	(10)	(3)
Other	-	5
Changes in working capital items:
Accounts receivable	277	(683)
Inventories	(344)	359
Prepaid expenses and other assets	(67)	93
Contract assets	165	(792)
Employee retention credit refund receivable	-	185
Operating lease liabilities	(119)	(97)
Contract liabilities	(546)	38
Accounts payable and accrued liabilities	540	600
Net cash used in operating activities	(228)	(392)

Investing Activities
Capital expenditures	-	(3)
Proceeds from disposal of equipment	10	3
Net cash provided by in investing activities	10	-

Financing Activities
Repayments on lease financing	(24)	(26)
Proceeds from loans with officers and directors	80	326
Net cash provided by financing activities	56	300

Net change in cash and cash equivalents	(162)	(92)
Cash and cash equivalents, beginning of year	400	245
Cash and cash equivalents, end of period	$238	$153

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

May 31, 2023

Note 1. – Basis of Presentation of Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Video Display Corporation and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 28, 2023 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of, and for the three months ended, May 31, 2023 and 2022 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2023, are not necessarily indicative of the results that may be expected for the year ending February 29, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form 10-K for the year ended February 28, 2023 filed with the SEC on May 30, 2023.

Note 2. – Going Concern, Banking & Liquidity

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the three-month period ending May 31, 2023 primarily due to insufficient revenues in the Company. The Company also had a decrease in liquid assets for the three- month period primarily as a result of the lack of revenue. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five-year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2023 and February 28, 2023:

	May 31, 2023	February 28, 2023

Working capital	$(1,463)	$(1,297)
Liquid assets	$238	$400

The Company has increased marketing efforts in its ruggedized displays, and small specialty displays in an effort to increase revenue. New products in the ruggedized area have been and are being developed. The Company will begin production in the next quarter on two new products and an updated product it has been selling for years. The Company has orders in house for all three of these products. In addition, the Company has continued to streamline its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including targeting efforts towards repeatable business, the hiring of an experienced Rugged Display Business Development Manager, signing with a manufacturer’s representative which specializes in the Rugged Display business, increased customer visits, trade shows and e-mail blasts to market all the product lines it sells. The Company's revenues were down compared to the prior year quarter due to supply chain issues and engineering delays on the new products. The Lexel Imaging facility in Lexington, KY is working with some customers on last time buys for certain types of CRTs while also exploring new opportunities that are a fit for the division. Unicomp, the Company’s keyboard manufacturer, has increased sales over last year by getting a new product to market. The Company moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The former headquarters and distribution center in Tucker, Georgia closed as of March 31, 2022.

Video Display Corporation and Subsidiaries

May 31, 2023

In order to assist funding operating activity, the Company’s CEO loaned an additional $80,000 to the Company during the first quarter of fiscal year 2024. There is no line of credit outstanding or other financing currently in place other than the note payable with the Company's CEO with a balance of $1,464,000. There are no repayment terms related to the loan, however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheet as of May 31, 2023.

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

Note 3. – Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This guidance is effective for annual reporting periods beginning after December 15, 2022 for smaller reporting companies, with early adoption permitted. This standard was effective for the Company as of March 1, 2023 and there was no impact on the financial statements at adoption.

Note 4. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	May 31,	February 28,
	2023	2023

Raw materials	$1,474	$1,179
Work-in-process	695	762
Finished goods	633	517
	$2,802	$2,458

Video Display Corporation and Subsidiaries

May 31, 2023

Note 5. – Note Payable to Officers and Directors (Related Party Transactions)

The Company increased borrowings by $80 thousand to fund working capital needs and owes an additional $48 thousand in Company rent for the quarter ending May 31, 2023, that is due to the CEO. The $1,464 thousand note contains no repayment terms and is expected to be repaid in fiscal 2024 along with the $664 thousand in rent owed. The note payable and rent owed are included in the Company’s condensed consolidated balance sheets a of May 31, 2023 as a note payable to officers and directors and within accounts payable, respectively.

Note 6. – Leases

Operating Leases

The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates from 2023 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities.

Balance sheet information related to operating leases is as follows (in thousands):

	May 31, 2023	February 28, 2023
Assets
Operating lease right-of-use assets	$363	$482
Liabilities
Current portion of operating lease liabilities	$236	$313
Noncurrent portion of operating lease liabilities	127	169
Total operating lease liabilities	$363	$482

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $125 thousand for the three months ended May 31, 2023 and $114 thousand for the three months ended May 31, 2022.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $125 thousand for the three months ended May 31, 2023 and $114 thousand for the three months ended May 31, 2022. The Company did not modify any existing leases or execute any new leases during the three months ended May 31, 2023.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

	May 31, 2023	February 28, 2023
Weighted average remaining lease term (in years)	1.0	1.6
Weighted average discount rate	6%	6%

The following table summarizes the maturity of the Company’s operating lease liabilities as of May 31, 2023 (in thousands):

FY2024	$194
FY2025	185
Total operating lease payments	379
Less imputed interest	(16)
Total operating lease liabilities	$363

Video Display Corporation and Subsidiaries

May 31, 2023

Included in the above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by the Company’s chief executive officer) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $47 thousand for the three months ended May 31, 2023 and $97 thousand for the three months ended May 31, 2022.

The Company subleases certain of its warehousing space at its Kentucky location. The amount of the sublease is negligible as of May 31, 2023 and totaled approximately $15,000 for the three months ended May 31, 2022.

Financing Leases

The Company has one financing lease entered into on November 23, 2020 for Tempest testing equipment for $277,000 and is included in machinery and equipment on the condensed consolidated balance sheets as of May 31, 2023 and February 28, 2023. The lease expires on December 1, 2023 and the incremental borrowing rate on the lease is 12.5%.

Balance sheet information related to financing lease is as follows (in thousands):

	May 31, 2023	February 28, 2023
Machinery and equipment, net	$53	$69
Current portion of financing lease liabilities	$50	$74
Noncurrent portion of financing lease liabilities	-	-
Total financing lease liabilities	$50	$74

The following table summarizes the maturity of the Company’s finance lease liabilities as of May 31, 2023 (in thousands):

Fiscal Year	Amount

2024	$52
Total finance lease payments	$52
Less imputed interest	(2)
Total finance lease liabilities	$50

Video Display Corporation and Subsidiaries

May 31, 2023

Note 7. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months
	Ended May 31,
	2023	2022
Cash paid for:
Interest	$2	$5

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended May 31, 2023 and 2022 (in thousands, except per share data):

		Weighted
		Average	Loss
	Net	Common Shares	Per
	Loss	Outstanding	Share
Three months ended May 31, 2023
Basic	$(297)	5,878	$(0.05)
Effect of dilution:
Options	-	-	-
Diluted	$(297)	5,878	$(0.05)

Three months ended May 31, 2022
Basic	$(295)	5,878	$(0.05)
Effect of dilution:
Options	-	-	-
Diluted	$(295)	5,878	$(0.05)

Stock options, debentures, and other liabilities convertible into 200,000 shares, of the Company’s common stock were anti-dilutive and, therefore, were excluded from the May 31, 2023 and 2022 diluted earnings (loss) per share calculations. For the three-month period ended May 31, 2023 and May 31, 2022, there was no expense related to share-based compensation as all options were fully vested. No options were granted for the three-month period ending May 31, 2023 or for the three month period ended May 31, 2022.

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

Video Display Corporation and Subsidiaries

May 31, 2023

For the quarter ending May 31, 2023 and May 31, 2022, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at May 31, 2023.

Note 9. – Income Taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the three- month period ending May 31, 2023 and May 31, 2022. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Note 10. – Legal Proceedings

The Company is involved in various legal proceedings related to claims arising in the ordinary course of business. The Company is not currently party to any legal proceedings the result of which management believes is likely to have a material adverse impact on its business, financial position, results of operations or cash flows.

Note 11. – Subsequent Events

Lexel Imaging, subsidiary of Video Display Corporation, entered into an extension of its current lease with new terms effective August 1, 2023. The extension is for a one-year term. The lease calls for a reduction in square feet and a corresponding reduction in rent. The new lease will result in a new ROU asset of $185 thousand and a new lease liability of $185 thousand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited interim condensed consolidated financial statements and with the Company's 2023 Annual Report to Shareholders, which included audited consolidated financial statements and notes thereto as of and for the fiscal year ended February 28, 2023, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company manufactures and distributes a wide range of display devices, encompassing, among others, industrial, military, medical, and simulation display solutions. The Company is comprised of one segment - the manufacturing and distribution of displays and display components. The Company is organized into four interrelated operations aggregated into one reportable segment.

●	Simulation and Training Products – offers a wide range of projection display systems for use in training and simulation, military, medical, entertainment and industrial applications.
●

Cyber Secure Products – offers advanced TEMPEST technology, and EMSEC products. This business also provides various contract services including the design and testing solutions for defense and niche commercial uses worldwide.

●	Data Display CRTs – offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.
●	Other Computer Products – offers a variety of keyboard products.

Video Display Corporation and Subsidiaries

May 31, 2023

During fiscal 2024, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales of the Company’s more profitable product lines and reduce expenses in all areas of the business to bring its cost structure in line with the current size of the business. Challenges facing the Company during these efforts include:

Liquidity – The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the three-month period ending May 31, 2023 primarily due to insufficient revenues in the Company. The Company also had a decrease in liquid assets for the three-month period primarily as a result of the lack of revenue. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five-year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2023 and February 28, 2023:

	May 31, 2023	February 28, 2023

Working capital	$(1,463)	$(1,297)
Liquid assets	$238	$400

The Company has increased marketing efforts in its ruggedized displays, and small specialty displays in an effort to increase revenue.  New products in the ruggedized area have been and are being developed. The Company will begin production in the next quarter on two new products and an updated product it has been selling for years.  The Company has orders in house for all three of these products. In addition, the Company has continued to streamline its operations and is focusing on increasing revenues by executing initiatives such as upgrading its sales and marketing efforts including targeting efforts towards repeatable business, the hiring of an experienced Rugged Display Business Development Manager, signing with a manufacturer’s representative which specializes in the Rugged Display business, increased customer visits, trade shows and e-mail blasts to market all the product lines it sells. The Company’s revenues were down compared to the prior year quarter due to supply chain issues and engineering delays on the new products. The Lexel Imaging facility in Lexington, KY is working with some customers on last time buys for certain types of CRTs while also exploring new opportunities that are a fit for the division.  Unicomp, the Company’s keyboard manufacturer, has increased sales over last year by getting a new product to market. The Company moved the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The former headquarters and distribution center in Tucker, Georgia closed as of March 31, 2022.

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

Video Display Corporation and Subsidiaries

May 31, 2023

Impact of COVID-19 – The Company has been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Financial results for the three months ended May 31, 2023 and 2022 have been impacted by COVID-19 due to delayed orders and/or the fulfillment of the related orders. However, the Company currently does not expect any material impact on our financial results for the remainder of fiscal 2024.

Results of Operations

The following table sets forth, for the three months ended May 31, 2023 and 2022, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales (amounts in thousands):

	Three Months
	Ended May 31,
	2023		2022
Net Sales	Amount	%	Amount	%
Simulation and Training (VDC Display Systems)	1,851	72.3%	2,052	72.2%
Data Display CRT (Lexel and Data Display)	308	12.0	476	16.8
Cyber Secure Products (AYON Cyber Security)	83	3.2	72	2.5
Other Computer Products (Unicomp)	318	12.5	241	8.5
Total net sales	2,560	100.0%	2,841	100.0%
Costs and expenses
Cost of goods sold	1,891	73.9%	2,130	75.0%
Selling and delivery	84	3.3	149	5.2
General and administrative	892	34.8	870	30.6
	2,867	112.0%	3,149	110.8%

Operating loss	(307)	(12.0)%	(308)	(10.8)%

Interest income (expense), net	(2)	(0.1)%	(5)	(0.2)%
Other income, net	12	0.5	18	0.6
Loss before income taxes	(297)	(11.6)%	(295)	(10.4)%
Income tax expense	-	-	-	-
Net loss	(297)	(11.6)%	(295)	(10.4)%

Net sales

Consolidated net sales decreased 9.9% for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. The Display Systems division decreased 9.8% for the three months ended May 31, 2023 or $0.2 million, due primarily to overall delays in raw materials for current orders.  The Company’s AYON Cyber Security division increased 15.3% for the three months ended May 31, 2023 or $11 thousand compared to the same three months last year. The division is primarily doing service work and testing for customers.  The attempts to bring in product business have been unsuccessful including a drop off in government bids last fall. The Data Display division had a decrease of 35.3% or $0.2 million, due to decreased orders from its CRT customers.  The Data division is working closely with the customers to place orders before some materials become unavailable. Lexel is working with customers in Asia for their needs on direct view storage tubes (DVST) and should have steady business driven by replacement CRTs for simulators, medical CRTs and phosphor coating business improvements. The CRT business continues to slow and Lexel is dependent on receiving orders for the DVST products and developing other new business. The keyboard division had an increase in sales of 32.0% or $77 thousand, the business rebounded this year after the launch of the new Mini M keyboard which has been in development for months. All divisions have experienced some form of delay in new orders from customers due to supply chain issues mostly involving products requiring micro-chips, but there are signs that businesses are finding ways to move forward.

Video Display Corporation and Subsidiaries

May 31, 2023

Gross margins

Consolidated gross margins increased as a percentage to sales (26.1% from 25.0%), but decreased in actual dollars by $42 thousand due to lower sales for the three months ended May 31, 2023 compared to the three months ended May 31, 2022.

The VDC Display Systems division gross margin percentage to sales was equivalent compared to last year and decreased $69 thousand due to lower sales at the division for the quarter ended May 31, 2023 compared to last year. VDC Display Systems sales and gross margins were affected by delay in some orders due to backorders on parts needed to complete orders.

The AYON Cyber Security division increased gross margins by $15 thousand on service business. The gross margin percentage was 13.1% for the period ended May 31, 2023 compared to a negative 5.4% for the same quarter last year.

The Data Display division had a negative gross margin of $59 thousand or a negative 19.1% compared to a negative gross margin of $1 thousand and a negative gross margin of 0.3% for the three months ended May 31, 2023 and May 31, 2022, respectively.

The keyboard division, Unicomp, increased gross margins by 350.8% due to an increase in sales of 32% while controlling the production costs. The sales mix also contributed to the better margins. Gross margin dollars were $89 thousand compared to $20 thousand for the comparable period ended May 31, 2023. The gross margin percentage was 27.8% compared to 8.2% for the comparable three-month period ended May 31, 2023.

Operating expenses

Operating expenses decreased by 4.2% or $43 thousand for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. The decrease was due to the decreased costs in selling expenses. The Company reduced costs primarily in salaries, commissions and benefits by not replacing staff when they resigned while business was slow. The customers were reassigned to different representatives. Sales mix also contributed to the decrease in sales expenses with outside commissions being lower this year.

Interest expense

Interest expense was $2 thousand for the quarter ended May 31, 2023 compared to $5 thousand for the quarter ended May 31, 2022. The interest expense was on the lease of TEMPEST equipment.

Other Income/Expense

For the three months ended May 31, 2023 the Company had $10 thousand in the sale of fully depreciated assets and $2 thousand for insurance audit refund. For the three months ended May 31, 2022, the Company had $15 thousand in rental income and $3 thousand on the sale of assets.

Income taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the three- month period ending May 31, 2023 and May 31, 2022. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Video Display Corporation and Subsidiaries

May 31, 2023

Liquidity and Capital Resources

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the three-month period ending May 31, 2023 primarily due to insufficient revenues in the Company. The Company did have a decrease in liquid assets for the three-month period primarily as a result of the lack of revenue. The Company has sustained losses for the last three of five fiscal years and has seen overall a decline in working capital and liquid assets during this five-year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2023 and February 28, 2023:

	May 31, 2023	February 28, 2023

Working capital	$(1,463)	$(1,297)
Liquid assets	$238	$400

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

Cash used in operations for the quarter ended May 31, 2023 was $0.2 million. Deductions to net loss of $0.1 million for depreciation. Changes in working capital were minimal, and primarily relate to a change in contract assets of $0.2 million, a change in accounts receivable of $0.3 million and a change in accounts payable of $0.5 million, offset by a change in contract liabilities of $0.5 million, a change in inventory of $0.4 million and a change in prepaids of $0.1 million. Cash used in operations for the quarter ended May 31, 2022 was $0.4 million.

Investing activities included $10 thousand of proceeds from disposal of equipment for the period ended May 31, 2023. There was no net investing activity for the period ended May 31, 2022.

Financing activities provided $0.1 million from proceeds from borrowings from the Company CEO for the period ended May 31, 2023. Financing activities provided $0.3 million for the period ended May 31, 2022 from proceeds from additional borrowing from the Company’s CEO.

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

For the quarter ending May 31, 2023 and May 31, 2022, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at May 31, 2023.

Video Display Corporation and Subsidiaries

May 31, 2023

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of May 31, 2023, the Company has established a valuation allowance of $6.3 million on the Company’s deferred tax assets.

Video Display Corporation and Subsidiaries

May 31, 2023

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At May 31, 2023, the Company did not record any liabilities for uncertain tax positions.

Forward-Looking Information and Risk Factors

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023 could cause actual results to differ materially.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2023. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2023.

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

May 31, 2023

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Information regarding risk factors appears under the caption Forward-Looking Information and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2023. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

10(c)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

July 17, 2023	By:	/s/ Ronald D. Ordway
Ronald D. Ordway Chief Executive Officer

July 17, 2023	By:	/s/ Gregory L. Osborn
Gregory L. Osborn Chief Financial Officer