Form 10-Q
period 2023-08-31
VIDEO DISPLAY CORP
filed 2023-10-12
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended August 31, 2023.

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

As of August 31, 2023, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries
Index

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements.

		Interim Condensed Consolidated Balance Sheets – August 31, 2023 (unaudited) and February 28, 2023	3

		Interim Condensed Consolidated Statements of Operations - Three and six months ended August 31, 2023 and 2022 (unaudited)	5

		Interim Condensed Consolidated Statements of Shareholders’ Equity (Deficit) - Three and six months ended August 31, 2023 and 2022 (unaudited)	6

		Interim Condensed Consolidated Statements of Cash Flows – Six months ended August 31, 2023 and 2022 (unaudited)	7

		Notes to Interim Condensed Consolidated Financial Statements - (unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	20

	Item 4.	Controls and Procedures.	20

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings.	22

	Item 1A.	Risk Factors.	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

	Item 3.	Defaults upon Senior Securities.	22

	Item 4.	Submission of Matters to a Vote of Security Holders.	22

	Item 5.	Other Information.	22

	Item 6.	Exhibits.	22

	SIGNATURES		23
	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	August 31,	February 28,
	2023	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$276	$400
Accounts receivable, less allowance for doubtful accounts of $6 and $6	1,905	829
Inventories, net	3,056	2,458
Contract assets	51	280
Prepaid expenses and other current assets	71	206
Total current assets	5,359	4,173

Property, plant, and equipment
Buildings	799	789
Construction in progress	9	9
Machinery and equipment	5,405	5,384
	6,213	6,182
Accumulated depreciation	(5,588)	(5,479)
Net property, plant, and equipment	625	703

Right of use assets under operating leases	347	482
Other noncurrent assets	-	2
Total assets	$6,331	$5,360

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	August 31,	February 28,
	2023	2023
	(unaudited)
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable (including related party payables of ($711 and $616: Note 5)	$2,211	$1,629
Accrued liabilities	804	1,096
Contract liabilities	1,305	974
Note payable to officers and directors, current (Note 5)	2,014	1,384
Current maturities of financing lease obligations	25	74
Current operating lease liabilities	263	313
Total current liabilities	6,622	5,470

Long-term operating lease liabilities	84	169
Total liabilities	6,706	5,639

Shareholders’ Equity (Deficit)
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at August 31, 2023, and February 28, 2023	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	8,333	8,429
Treasury stock, shares at cost; 3,854 at August 31, 2023 and February 28, 2023	(16,282)	(16,282)
Total shareholders’ equity (deficit)	(375)	(279)
Total liabilities and shareholders’ equity (deficit)	$6,331	$5,360

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Net sales	$2,365	$1,966	$4,925	$4,807

Cost of goods sold	1,777	1,454	3,668	3,588

Gross profit	588	512	1,257	1,219

Operating expenses
Selling and delivery	149	131	233	280
General and administrative	810	847	1,702	1,713
	959	978	1,935	1,993

Operating loss	(371)	(466)	(678)	(774)

Other income (expense)
Interest income (expense), net	(1)	(4)	(3)	(9)
Gain on sale of equipment, net	50	-	60	3
Other, net	523	535	525	550
	572	531	582	544

Income (loss) before income taxes	201	65	(96)	(230)

Income tax expense	-	-	-	-

Net income (loss)	$201	$65	$(96)	$(230)

Net income (loss) per share - basic	$0.03	$0.01	$(0.02)	$(0.04)

Net income (loss) per share - diluted	$0.03	$0.01	$(0.02)	$(0.04)

Basic weighted average shares outstanding	5,878	5,878	5,878	5,878
Diluted weighted average shares outstanding	5,935	5,988	5,878	5,878

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

Three and Six Months Ended August 31, 2023 and 2022 (unaudited)

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity (Deficit)

For the Three Months Ended August 31, 2023
Balance, May 31, 2023 (unaudited)	5,878	$7,293	$281	$8,132	$(16,282)	$(576)
Net income	-	-	-	201	-	201
Balance, August 31, 2023 (unaudited)	5,878	$7,293	$281	$8,333	$(16,282)	$(375)

For the Six Months Ended August 31, 2023
Balance, February 28, 2023 (audited)	5,878	$7,293	$281	$8,429	$(16,282)	$(279)
Net loss	-	-	-	(96)	-	(96)
Balance, August 31, 2023 (unaudited)	5,878	$7,293	$281	$8,333	$(16,282)	$(375)

For the Three Months Ended August 31, 2022
Balance, May 31, 2022 (unaudited)	5,878	$7,293	$281	$10,127	$(16,282)	$1,419
Net income	-	-	-	65	-	65
Balance, August 31, 2022 (unaudited)	5,878	$7,293	$281	$10,192	$(16,282)	$1,484

For the Six Months Ended August 31, 2022
Balance, February 28, 2022 (audited)	5,878	$7,293	$281	$10,422	$(16,282)	$1,714
Net loss	-	-	-	(230)	-	(230)
Balance, August 31, 2022 (unaudited)	5,878	$7,293	$281	$10,192	$(16,282)	$1,484

*Common shares are shown net of Treasury Shares

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended August 31,
	2023	2022
Operating Activities
Net loss	$(96)	$(230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	109	117
Amortization of intangible assets	-	64
Non cash lease cost	229	155
Gain on sale of equipment	(60)	(3)
Other	5	8
Changes in working capital items:
Accounts receivable	(1,076)	(546)
Inventories	(598)	456
Prepaid expenses and other assets	135	157
Contract assets	229	(819)
Employee retention credit refund receivable	-	333
Operating lease liabilities	(229)	(152)
Contract liabilities	331	49
Accounts payable and accrued liabilities	290	43
Net cash used in operating activities	(731)	(368)

Investing Activities
Capital expenditures	(31)	(13)
Proceeds from sale of equipment	60	3
Net cash provided by (used in) investing activities	29	(10)

Financing Activities
Repayments on lease financing	(52)	(52)
Proceeds from loans with officers and directors	630	426
Net cash provided by financing activities	578	374

Net change in cash and cash equivalents	(124)	(4)
Cash and cash equivalents, beginning of year	400	245
Cash and cash equivalents, end of period	$276	$241

Non-cash Investing Activities:
ROU assets obtained in exchange for operating lease liabilities	94	-

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
August 31, 2023

Note 1. – Basis of Presentation of Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Video Display Corporation and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 28, 2023 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of, and for the three and six months ended, August 31, 2023 and 2022 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2023 are not necessarily indicative of the results that may be expected for the year ending February 28, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form 10-K for the year ended February 28, 2023 filed with the SEC on May 30, 2023.

Note 2. – Going Concern, Banking & Liquidity

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and an increase in working capital for the six-month period ending August 31, 2023 primarily due to insufficient revenues in the Company. The Company also had a decrease in liquid assets for the six- month period primarily as a result of the lack of revenue. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five -year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2023 and February 28, 2023:

	August 31, 2023	February 28, 2023

Working capital	$(1,263)	$(1,297)
Liquid assets	$276	$400

The Company has focused on building the rugged and specialty display business at the Cocoa, Florida subsidiary. The Company has four primary display lines in production with two more expected to be added in calendar year 2024. There have been some unforeseen delays causing two of these product lines to be delayed in shipping, but these issues have been resolved and shipments are expected to commence in October. All of these current product lines are repeat business which should sustain the Company going forward. The Company is looking at ways to restructure its TEMPEST business by partnering with another company for the products side of the business while increasing the TEMPEST services side of the business. The Lexel Imaging facility in Lexington, KY is working with some customers on last time buys for certain types of CRTs while also exploring new opportunities that are a synergistic fit for the division. The keyboard subsidiary is also exploring ways to increase marketing efforts by targeting new and old customers and in industries it currently has other customers in. The Company relocated the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The former headquarters and distribution center in Tucker, Georgia closed as of March 31, 2022.

In order to assist funding operating activity, the Company’s CEO loaned an additional $630 thousand to the company during the first six months of fiscal year 2024. There is no line of credit outstanding or other financing currently in place other than the note payable with the Company CEO with a balance of $2,014 thousand. There are no repayment terms related to the loan, however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of August 31, 2023.

Video Display Corporation and Subsidiaries
August 31, 2023

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

Note 4. - Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	August 31,	February 28,
	2023	2023

Raw materials	$1,462	$1,179
Work-in-process	926	762
Finished goods	668	517
	$3,056	$2,458

Video Display Corporation and Subsidiaries
August 31, 2023

Note 5. – Note Payable to Officers and Directors (Related Party Transactions)

The Company increased borrowings by $630 thousand to fund working capital needs and owes an additional $95 thousand in Company rent for the six months ending August 31, 2023, that is due to the CEO. The $2,014 thousand note contains no repayment terms and is expected to be repaid in fiscal 2024 along with the $711 thousand in rent owed. The note payable and rent owed are included in the Company’s condensed consolidated balance sheet as of August 31, 2023 as a note payable to officers and directors and within accounts payable, respectively.

Note 6. – Leases

Operating Leases

The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates from 2022 to 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities.

Balance sheet information related to operating leases is as follows (in thousands):

	August 31, 2023	February 28, 2023
Assets
Operating lease right-of-use assets	$347	$482
Liabilities
Current portion of operating lease liabilities	$263	$313
Noncurrent portion of operating lease liabilities	84	$169
Total operating lease liabilities	$347	$482

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $115 thousand for the three months ended August 31, 2023, and $240 thousand for the six months ended August 31, 2023. Operating lease costs were $90 thousand for the three months ended August 31, 2022 and $204 thousand for the six months ended August 31, 2022.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $115 thousand and $240 for the three months and six months ended August 31, 2023. The Company paid $90 thousand and $204 thousand for the three months and six months ended August 31, 2022. The Company executed an extension on the lease at the facility in Lexington, KY in August 2023. The Company is currently looking for a smaller location and will be vacating the current premises by January 31, 2024.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

	August 31, 2023	February 28, 2023
Weighted average remaining lease term (in years)	1.0	1.6
Weighted average discount rate	6%	6%

Video Display Corporation and Subsidiaries
August 31, 2023

The following table summarizes the maturity of the Company’s operating lease liabilities as of August 31, 2023 (in thousands):

FY2024	$174
FY2025	190
Total operating lease payments	364
Less imputed interest	(17)
Total operating lease liabilities	$347

Included above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by the Company’s chief executive officer) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $47 thousand for the three months and $94 thousand for the six months ended August 31, 2023. Lease costs under these leases totaled approximately $64 thousand for the three months and $161 thousand for the six months ended August 31, 2022.

The Company subleases certain of its warehousing space at its Kentucky location. The amount of the sublease is negligible as of August 31, 2023 and totaled approximately $18,000 for the six months ended August 31, 2022.

Financing Leases

The Company has one financing lease entered into on November 23, 2020 for Tempest testing equipment for $277,000 and is included in machinery and equipment on the condensed consolidated balance sheets as of August 31, 2023 and February 28, 2023. The lease expires on December 1, 2023 and the incremental borrowing rate on the lease is 12.5%.

Balance sheet information related to financing lease is as follows (in thousands):

	August 31, 2023	February 28, 2023
Property, plant & equipment less accumulated depreciation	$23	$69
Current portion of financing lease liabilities	$25	$74
Noncurrent portion of financing lease liabilities
Total financing lease liabilities	$25	$74

The following table summarizes the maturity of the Company’s finance lease liabilities as of August 31, 2023 (in thousands):

Fiscal Year	Amount

2024	$26
Total finance lease payments	$26
Less imputed interest	(1)
Total finance lease liabilities	$25

Video Display Corporation and Subsidiaries
August 31, 2023

Note 7 . – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months
	Ended August 31,
	2023	2022
Cash paid for:
Interest	$3	$9

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six month periods ended August 31, 2023 and 2022 (in thousands, except per share data):

		Weighted	Earnings
		Average	(Loss)
	Net Income	Common Shares	Per
	(Loss)	Outstanding	Share
Three months ended August 31, 2023
Basic	$201	5,878	$0.03
Effect of dilution:
Options	-	57	-
Diluted	$201	5,935	$0.03

Three months ended August 31, 2022
Basic	$65	5,878	$0.01
Effect of dilution:
Options	-	110	-
Diluted	$65	5,988	$0.01

Video Display Corporation and Subsidiaries
August 31, 2023

		Weighted
		Average	Earnings (Loss)
	Net	Common Shares	Per
	Income (Loss)	Outstanding	Share
Six months ended August 31, 2023
Basic	$(96)	5,878	$(0.02)
Effect of dilution:
Options	-	-	-
Diluted	$(96)	5,878	$(0.02)

Six months ended August 31, 2022
Basic	$(230)	5,878	$(0.04)
Effect of dilution:
Options	-	-	-
Diluted	$(230)	5,878	$(0.04)

Stock options, debentures, and other liabilities convertible into 200,000 shares of the Company’s common stock were anti-dilutive and, therefore, were excluded for the six months ended August 31, 2023 and 2022 diluted loss per share calculations. For the three-month and six -month periods ended August 31, 2023 and August 31, 2022, there was no expense related to share-based compensation as all options were fully vested. No options were granted for the six- month period ending August 31, 2023 or for the six -month period ended August 31, 2022.

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

For the six-months ending August 31, 2023 and August 31, 2022, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at August 31, 2023.

Note 9. – Income Taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the six- month period ending August 31, 2023 and August 31, 2022. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

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
August 31, 2023

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

●	Data Display CRTs– offers a wide range of CRTs for use in data display screens, including computer terminal monitors and medical monitoring equipment.
●	Other Computer Products – offers a variety of keyboard products.

During fiscal 2024, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales of the Company’s more profitable product lines and reduce expenses in all areas of the business to bring its cost structure in line with the current size of the business. Challenges facing the Company during these efforts include:

Liquidity –

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and an increase in working capital for the six-month period ending August 31, 2023 primarily due to insufficient revenues in the Company. The Company also had a decrease in liquid assets for the six-month period primarily as a result of the lack of revenue. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five -year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2023 and February 28, 2023:

	August 31, 2023	February 28, 2023

Working capital	$(1,263)	$(1,297)
Liquid asset	$276	$400

Video Display Corporation and Subsidiaries
August 31, 2023

The Company has focused on building the rugged and specialty display business at the Cocoa, Florida subsidiary.  The Company has four primary display lines in production with two more expected to be added in calendar year 2024. There have been some unforeseen delays causing two of these product lines to be delayed in shipping, but these issues have been resolved and shipments are expected to commence in October. All of these current product lines are repeat business which should sustain the Company going forward. The Company is looking at ways to restructure its TEMPEST business by partnering with another company for the products side of the business while increasing the TEMPEST services side of the business. The Lexel Imaging facility in Lexington, KY is working with some customers on last time buys for certain types of CRTs while also exploring new opportunities that are a synergistic fit for the division. The keyboard subsidiary is also exploring ways to increase marketing efforts by targeting new and old customers in industries it currently has other customers in. The Company relocated the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The former headquarters and distribution center in Tucker, Georgia closed as of March 31, 2022.

In order to assist funding operating activity, the Company’s CEO loaned an additional $630 thousand to the company during the first six months of fiscal year 2024. There is no line of credit outstanding or other financing currently in place other than the note payable with the Company CEO with a balance of $2,014 thousand. There are no repayment terms related to the loan, however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of August 31, 2023.

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

Video Display Corporation and Subsidiaries
August 31, 2023

Results of Operations

The following table sets forth, for the three and six months ended August 31, 2023 and 2022, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales (amounts in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Net Sales
Simulation and Training (VDC Display Systems)	69.9%	56.5%	71.2%	65.8%
Data Display CRT (Lexel and Data Display)	9.7	20.7	10.9	18.4
Cyber Secure Products (AYON Cyber Security)	10.3	10.1	6.6	5.6
Other Computer Products (Unicomp)	10.1	12.7	11.3	10.2
Total net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	75.1%	74.0%	74.5%	74.6%
Selling and delivery	6.3	6.6	4.7	5.8
General and administrative	34.3	43.1	34.6	35.7
	115.7%	123.7%	113.8%	116.1%

Operating loss	(15.7)%	(23.7)%	(13.8)%	(16.1)%

Interest income (expense), net	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Other income (expense), net	24.2	27.2	11.9	11.5
Income (loss) before income taxes	8.4%	3.3%	(2.0)%	(4.8)%
Income tax expense	-	-	-	-
Net income (loss)	8.4%	3.3%	(2.0)%	(4.8)%

Net sales

Consolidated net sales increased 2.5% for the six months ended August 31, 2023, and increased 20.3% for the three months ended August 31, 2023 compared to the six months and three months ended August 31, 2022. The Display Systems division was up 10.9% for the six months ended August 31, 2023 compared to the comparable period last year. The division has a varied mix of products including ruggedized displays, simulation, projector systems and specialty displays. For the three months ended August 31, 2023, the Display System division was up 49.0% compared to the same three months last year. The Company is focused on the ruggedized displays sector of the business, having revenue of approximately $1.6 million of rugged displays in the year. Two other rugged displays have had delays in shipping, but will begin shipping in the Company’s third quarter. The Company’s AYON Cyber Security (ACS) division increased by 20.4% for the six months ending August 31, 2023 compared to the six months last year, $325 thousand this year, $270 thousand last year. The Company’s service side of the cyber business (testing other company’s products for compliance) was their primary revenue source. For the three months ending August 31, 2023 ACS business decreased 22.4% compared to the comparable three-month period from last year. The Data Display division decreased 39.1% and 43.5% for the six months and three months ended August 31, 2023 compared to the same period in the prior year due to decreases in the sales of CRTs. The demand for CRT products is diminishing as new technologies take its place. The division is exploring new opportunities in other industries. The Company’s keyboard division increased 13.5% for the six months ended August 31, 2023 and was down 4.4% for three months ended August 31, 2023 respectively compared to the same periods last year. The division has been slow, but is attempting to get a new marketing strategy in place in an effort to increase sales.

Gross margins

Consolidated gross margins were increased both as a percentage to sales (25.5% from 25.4%) and actual dollars ($1,257 thousand from $1,219 thousand) for the six months ended August 31, 2023 compared to the six months ended August 31, 2022. For the three months ended August 31, 2023, consolidated gross margins decreased as a percentage to sales (24.9% from 25.8%) and increased actual dollars ($588 thousand from $512 thousand).

VDC Display Systems gross margin dollars were $1,227 thousand compared to $1,072 thousand for the six months ended August 31, 2023 compared to the six months ended August 31, 2022. VDC Display Systems gross margin percentage also increased from 33.9% to 35.0% for the six months ended August 31, 2023 compared to the same six months in 2022. AYON Cyber Security gross margin dollars were $167 thousand compared to $60 thousand for the six months ended August 31, 2023 compared to the six months ended August 31, 2022. AYON Cyber Security gross margin percentage increased to 51.4% from 22.1% for the six months ended August 31, 2023 compared to the same six-month period in 2022 due to the sales mix of primarily service jobs as the material costs were lower.

Video Display Corporation and Subsidiaries
August 31, 2023

The Data Display division had a negative gross margin of $276 thousand compared to a gross margin of $0 for the six months ended August 31, 2023 and August 31, 2022 respectively. The keyboard division, Unicomp, had $138 thousand of gross margin dollars or 24.9% to sales for the six months ending August 31, 2023 compared to $87 thousand or 17.8% for the six months ending August 31, 2022.

For the six months ended August 31, 2023, the display division (rugged displays, specialty displays, simulators and video walls) produced 97.6% of the Company’s gross margins. The division had an increase in gross margin percentage to sales from 33.9% last year to 35.0% this year. Unicomp and the cyber division increased gross margin dollars and the percentage to sales. The Data division saw a decrease in gross margins of $276 thousand from the prior year for the six months ended August 31, 2023.

Operating expenses

Operating expenses decreased 2.9% or $58 thousand for the six months ended August 31, 2023 compared to the six months ended August 31, 2022. The decrease was due primarily to the decreased costs in selling expenses. The reduction was in salaries, had a salesperson leave and his duties were covered by others in the department. The Company expects to continue to control costs while increasing revenues in tempest services, specialized displays and ruggedized displays. The Company has been filling vacancies that went unfilled following the pandemic as business conditions have changed. The Company expects costs will stay in line with the increase in business.

Operating expenses decreased by 1.5% or $15 thousand for the three months ended August 31, 2023 compared to the three months ended August 31, 2022. The decrease was due primarily to the reduction of salaries and contractor expenses including commissions.

Interest expense

Interest expense was $3 thousand for the six months ended August 31, 2023 compared to $9 thousand for the six months ended August 31, 2022. Interest expense was $1 thousand for the three months ended August 31, 2023 and August 31, 2022. Interest expense in fiscal 2024 relates primarily to interest expense on the lease of TEMPEST equipment.

Other Income/ expense

For the six months ended August 31, 2023, the Company had $238 thousand in retention credit income, $284 thousand in a write of prior year deferred salary of the Company CEO, $60 thousand in the sale of fully depreciated assets, $2 thousand for an insurance audit refund and $1 thousand rental income. For the six months ended August 31, 2022, the Company received $498 thousand in proceeds from a class action lawsuit, $18 thousand in rental income, $32 thousand in retention credit revenue, $3 thousand on the sale of assets and $2 thousand in interest income.

For the three months ended August 31, 2023, the Company had $238 thousand in retention credit income, $284 thousand in a write off of prior year deferred salary of the Company CEO, and $50 thousand in the sale of fully depreciated assets and $1 thousand of miscellaneous. For the three months ended August 31, 2022 the Company received $498 thousand in proceeds from a class action lawsuit, had $3 thousand in rental income, $32 thousand in retention credit revenue and $2 in interest income

Income taxes

Due to the Company’s overall and historical net loss position, no income tax has been reported and a full valuation allowance has been allocated to the deferred tax asset created by these losses.

Video Display Corporation and Subsidiaries
August 31, 2023

Liquidity and Capital Resources

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and an increase in working capital for the six-month period ending August 31, 2023 primarily due to insufficient revenues in the Company. The Company also had a decrease in liquid assets for the six-month period primarily as a result of the lack of revenue. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five -year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2023 and February 28, 2023:

	August 31, 2023	February 28, 2023

Working capital	$(1,263)	$(1,297)
Liquid assets	$276	$400

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

Cash used in operations for the six months ended August 31, 2023 was $0.7 million. Adjustments to net loss of $0.2 million were $0.1 million for depreciation, $0.2 million for non-cash lease cost, offset by $0.1 million for gain on disposal of equipment. Changes in working capital used $0.8 million, primarily an increase in accounts receivable of $1.1 million, an increase in inventory of $0.6 million, offset by an increase in contract liabilities of $0.3 million, an increase in accounts payable of $0.3 million, a decrease in contract assets of $0.2 million and a decrease in prepaid expenses of $0.1 million. Cash used in operations for the six months ended August 31, 2022 was $0.4 million. Deductions to net loss of $0.2 million were $0.2 million for depreciation and amortization. Changes in working capital were $0.3 million, primarily change in contract assets of $0.8 million and a change in accounts receivable of $0.5 million, offset by a change in inventories of $0.5 million, a change in employee retention credit receivables of $0.3 million and a change in prepaid expenses and other assets of 0.2 million.

Investing activities included $60 thousand of proceeds from disposal of equipment, offset by $31 thousand of capital expenditures for the six months ended August 31, 2023. Investing activities included $3 thousand for proceeds of disposals of equipment offset by $13 thousand of capital expenditures for the six months ended August 31, 2022.

Financing activities provided $578 thousand for the six months ended August 31, 2023 as the result of borrowings from the CEO of $630 thousand offset by payment of debt and lease payments. Financing activities provided $0.4 million for the six months ended August 31, 2022 primarily from proceeds from additional borrowing from the Company’s CEO.

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

Video Display Corporation and Subsidiaries
August 31, 2023

For the six months ending August 31, 2023 and August 31, 2022, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at August 31, 2023.

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
August 31, 2023

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of August 31, 2023, the Company has established a valuation allowance of $6.2 million on the Company’s deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At August 31, 2023, the Company did not record any liabilities for uncertain tax positions.

Forward - Looking Information and Risk Factors

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2023. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2023.

Video Display Corporation and Subsidiaries
August 31, 2023

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
August 31, 2023

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

VIDEO DISPLAY CORPORATION

October 12, 2023	By:	/s/ Ronald D. Ordway
Ronald D. Ordway Chief Executive Officer

October 12, 2023	By:	/s/ Gregory L. Osborn
Gregory L. Osborn Chief Financial Officer