Form 10-Q
period 2023-11-30
VIDEO DISPLAY CORP
filed 2024-01-12
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 30, 2023.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Secction 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐

As of November 30, 2023, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

Index

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements.

		Interim Condensed Consolidated Balance Sheets – November 30, 2023 (unaudited) and February 28, 2023	3

		Interim Condensed Consolidated Statements of Operations - Three and nine months ended November 30, 2023 and 2022 (unaudited)	5

		Interim Condensed Consolidated Statements of Shareholders’ Equity (Deficit) - Three and nine months ended November 30, 2023 and 2022 (unaudited)	6

		Interim Condensed Consolidated Statements of Cash Flows – Nine months ended November 30, 2023 and 2022 (unaudited)	7

		Notes to Interim Condensed Consolidated Financial Statements - (unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	20

	Item 4.	Controls and Procedures.	20

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings.	21

	Item 1A.	Risk Factors.	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

	Item 3.	Defaults upon Senior Securities.	21

	Item 4.	Submission of Matters to a Vote of Security Holders.	21

	Item 5.	Other Information.	21

	Item 6.	Exhibits.	21

	SIGNATURES		22
	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	November 30,	February 28,
	2023	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$136	$400
Accounts receivable, less allowance for doubtful accounts of $3 and $6	640	829
Inventories	3,384	2,458
Contract assets	38	280
Prepaid expenses and other current assets	244	206
Total current assets	4,442	4,173

Property, plant, and equipment
Buildings	799	789
Construction in progress	9	9
Machinery and equipment	5,415	5,384
	6,223	6,182
Accumulated depreciation	(5,647)	(5,479)
Net property, plant, and equipment	576	703

Right of use assets under operating leases	256	482
Other noncurrent assets	-	2
Total assets	$5,274	$5,360

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	November 30,	February 28,
	2023	2023
	(unaudited)
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable (including related party payables of ($759 and $616: Note 5)	$1,724	$1,629
Accrued liabilities	900	1,096
Contract liabilities	1,083	974
Note payable to officers and directors, current (Note 5)	2,094	1,384
Current maturities of financing lease obligations	-	74
Current operating lease liabilities	216	313
Total current liabilities	6,017	5,470

Long-term operating lease liabilities	40	169
Total liabilities	6,057	5,639

Shareholders’ Equity (Deficit)
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at November 30, 2023, and February 28, 2023	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	7,925	8,429
Treasury stock, shares at cost; 3,854 at November 30, 2023 and February 28, 2023	(16,282)	(16,282)
Total shareholders’ equity (deficit)	(783)	(279)
Total liabilities and shareholders’ equity (deficit)	$5,274	$5,360

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Net sales	$2,018	$1,687	$6,943	$6,494

Cost of goods sold	1,429	1,392	5,097	4,980

Gross profit	589	295	1,846	1,514

Operating expenses
Selling and delivery	183	92	416	372
General and administrative	828	885	2,530	2,598
	1,011	977	2,946	2,970

Operating loss	(422)	(682)	(1,100)	(1,456)

Other income (expense)
Interest income (expense), net	(1)	(4)	(4)	(13)
Gain on sale of equipment, net	12	-	72	3
Other, net	3	(27)	528	523
	14	(31)	596	513

Income (loss) before income taxes	(408)	(713)	(504)	(943)

Income tax expense	-	-	-	-

Net income (loss)	$(408)	$(713)	$(504)	$(943)

Net income (loss) per share - basic	$(0.07)	$(0.12)	$(0.09)	$(0.16)

Net income (loss) per share - diluted	$(0.07)	$(0.12)	$(0.09)	$(0.16)

Basic weighted average shares outstanding	5,878	5,878	5,878	5,878
Diluted weighted average shares outstanding	5,878	5,878	5,878	5,878

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

Three and Nine Months Ended November 30, 2023 and 2022 (unaudited)

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity (Deficit)

For the Three Months Ended November 30, 2023
Balance, August 31, 2023 (unaudited)	5,878	$7,293	$281	$8,333	$(16,282)	$(375)
Net loss	-	-	-	(408)	-	(408)
Balance, November 30, 2023 (unaudited)	5,878	$7,293	$281	$7,925	$(16,282)	$(783)

For the Nine Months Ended November 30, 2023
Balance, February 28, 2023 (audited)	5,878	$7,293	$281	$8,429	$(16,282)	$(279)
Net loss	-	-	-	(504)	-	(504)
Balance, November 30, 2023 (unaudited)	5,878	$7,293	$281	$7,925	$(16,282)	$(783)

For the Three Months Ended November 30, 2022
Balance, August 31, 2022 (unaudited)	5,878	$7,293	$281	$10,192	$(16,282)	$1,484
Net loss	-	-	-	(713)	-	(713)
Balance, November 30, 2022 (unaudited)	5,878	$7,293	$281	$9,479	$(16,282)	$771

For the nine Months Ended November 30, 2022
Balance, February 28, 2022 (audited)	5,878	$7,293	$281	$10,422	$(16,282)	$1,714
Net loss	-	-	-	(943)	-	(943)
Balance, November 30, 2022 (unaudited)	5,878	$7,293	$281	$9,479	$(16,282)	$771

*Common shares are shown net of Treasury Shares

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended November 30,
	2023	2022
Operating Activities
Net loss	$(504)	$(943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	169	171
Amortization of intangible assets	-	97
Non cash lease cost	320	275
Gain on sale of equipment	(72)	(3)
Other	(3)	13
Changes in working capital items:
Accounts receivable	192	(336)
Inventories	(926)	555
Prepaid expenses and other assets	(36)	(71)
Contract assets	242	(247)
Employee retention credit refund receivable	-	333
Operating lease liabilities	(320)	(272)
Contract liabilities	108	(458)
Accounts payable and accrued liabilities	(101)	217
Net cash used in operating activities	(931)	(669)

Investing Activities
Capital expenditures	(41)	(44)
Proceeds from sale of equipment	72	3
Net cash provided by (used in) investing activities	31	(41)

Financing Activities
Repayments on lease financing	(74)	(78)
Proceeds from loans with officers and directors	710	826
Net cash provided by financing activities	636	748

Net change in cash and cash equivalents	(264)	38
Cash and cash equivalents, beginning of year	400	245
Cash and cash equivalents, end of period	$136	$283

Non-cash Investing Activities:
ROU assets obtained in exchange for operating lease liabilities	$94	$-

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
November 30, 2023

Note 1. – Basis of Presentation of Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Video Display Corporation and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 28, 2023 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of, and for the three and nine months ended, November 30, 2023 and 2022 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2023 are not necessarily indicative of the results that may be expected for the year ending February 29, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form 10-K for the year ended February 28, 2023 filed with the SEC on May 30, 2023.

Note 2. – Going Concern, Banking & Liquidity

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the nine-month period ending November 30, 2023 primarily due to insufficient revenues in the Company. The Company also had a decrease in liquid assets for the nine- month period primarily as a result of the lack of revenue. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five -year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2023 and February 28, 2023:

	November 30, 2023	February 28, 2023

Working capital	$(1,575)	$(1,297)
Liquid assets	$136	$400

The Company has focused on building the rugged and specialty display business at the Cocoa, Florida subsidiary. The Company has four primary display lines in production with one more expected to be added in fiscal year 2024. There had been some unforeseen delays causing two of these product lines to be delayed in shipping, but most of these issues were resolved with one of the products shipping in the third quarter and the other is expected to ship in the Company’s fourth quarter. All of these current product lines are repeat business which should sustain the Company going forward. The Company is looking at ways to restructure its TEMPEST business by focusing on a couple of key customers for the TEMPEST services side of the business, which would provide a steady flow of business. The division will continue to provide products to existing customers. The Company relocated the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The former headquarters and distribution center in Tucker, Georgia closed as of March 31, 2022.

Video Display Corporation and Subsidiaries
November 30, 2023

In order to assist funding operating activity, the Company’s CEO loaned an additional $710 thousand to the company during the first nine months of fiscal year 2024. There is no line of credit outstanding or other financing currently in place other than the note payable with the Company CEO with a balance of $2,094 thousand. There are no repayment terms related to the loan, however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of November 30, 2023.

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

Note 3. – Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This guidance is effective for annual reporting periods beginning after December 15, 2022 for smaller reporting companies, with early adoption permitted. Entities will apply the amendments using a modified retrospective approach. The adoption of ASU 2016-13 did not have a material impact on its financial statements and related disclosures of the Company.

Note 4. - Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	November 30,	February 28,
	2023	2023

Raw materials	$1,869	$1,179
Work-in-process	650	762
Finished goods	865	517
	$3,384	$2,458

Video Display Corporation and Subsidiaries
November 30, 2023

Note 5. – Note Payable to Officers and Directors (Related Party Transactions)

The Company increased borrowings by $710 thousand to fund working capital needs and owes an additional $143 thousand in Company rent for the nine months ending November 30, 2023, that is due to the CEO. The $2,094 thousand note contains no repayment terms and is expected to be repaid in fiscal 2024 along with the $759 thousand in rent owed. The note payable and rent owed are included in the Company’s condensed consolidated balance sheet as of November 30, 2023 as a note payable to officers and directors and within accounts payable, respectively.

Note 6. – Leases

Operating Leases

The Company leases its office space and manufacturing facilities under operating lease agreements. The base lease terms expire at various dates through 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities.

Balance sheet information related to operating leases is as follows (in thousands):

	November 30, 2023	February 28, 2023
Assets
Operating lease right-of-use assets	$256	$482
Liabilities
Current portion of operating lease liabilities	$216	$313
Noncurrent portion of operating lease liabilities	40	$169
Total operating lease liabilities	$256	$482

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $95 thousand for the three months ended November 30, 2023, and $335 thousand for the nine months ended November 30, 2023. Operating lease costs were $125 thousand for the three months ended November 30, 2022, and $329 thousand for the nine months ended November 30, 2022.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $95 thousand and $335 for the three months and nine months ended November 30, 2023. The Company paid $125 thousand and $329 thousand for the three months and nine months ended November 30, 2022. The Company executed an extension on the lease at the facility in Lexington, KY in August 2023.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

	November 30, 2023	February 28, 2023
Weighted average remaining lease term (in years)	1.0	1.6
Weighted average discount rate	6%	6%

Video Display Corporation and Subsidiaries
November 30, 2023

The following table summarizes the maturity of the Company’s operating lease liabilities as of November 30, 2023 (in thousands):

FY2024	$79
FY2025	185
Total operating lease payments	264
Less imputed interest	(8)
Total operating lease liabilities	$256

Included above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by the Company’s chief executive officer) under operating leases expiring at various dates through 2025. Lease costs under these leases totaled approximately $47 thousand for the three months and $142 thousand for the nine months ended November 30, 2023. Lease costs under these leases totaled approximately $47 thousand for the three months and $208 thousand for the nine months ended November 30, 2022.

The Company subleases certain of its warehousing space at its Kentucky location. The amount of the sublease is negligible as of November 30, 2023 and totaled approximately $19,000 for the nine months ended November 30, 2022.

Financing Leases

The Company has one financing lease entered into on November 23, 2020 for Tempest testing equipment for $277,000 and is included in machinery and equipment on the condensed consolidated balance sheets as of November 30, 2023 and February 28, 2023. The lease expired on November 30, 2023 and the incremental borrowing rate on the lease is 12.5%.

Balance sheet information related to financing lease is as follows (in thousands):

	November 30, 2023		February 28, 2023
Property, plant & equipment less accumulated depreciation		$-		$69
Current portion of financing lease liabilities		$-		$74
Noncurrent portion of financing lease liabilities	$		$
Total financing lease liabilities		$-		$74

The following table summarizes the maturity of the Company’s finance lease liabilities as of November 30, 2023 (in thousands):

Fiscal Year	Amount

2024	$-
Total finance lease payments	$-
Less imputed interest	-
Total finance lease liabilities	$-

Video Display Corporation and Subsidiaries
November 30, 2023

Note 7 . – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months
	Ended November 30,
	2023	2022
Cash paid for:
Interest	$4	$13

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine month periods ended November 30, 2023 and 2022 (in thousands, except per share data):

		Weighted	Earnings
		Average	(Loss)
	Net Income	Common Shares	Per
	(Loss)	Outstanding	Share
Three months ended November 30, 2023
Basic	$(408)	5,878	$(0.07)
Effect of dilution:
Options	-	-	-
Diluted	$(408)	5,878	$(0.07)

Three months ended November 30, 2022
Basic	$(713)	5,878	$(0.12)
Effect of dilution:
Options	-	-	-
Diluted	$(713)	5,878	$(0.12)

Video Display Corporation and Subsidiaries
November 30, 2023

		Weighted
		Average	Earnings (Loss)
	Net	Common Shares	Per
	Income (Loss)	Outstanding	Share
Nine months ended November 30, 2023
Basic	$(504)	5,878	$(0.09)
Effect of dilution:
Options	-	-	-
Diluted	$(504)	5,878	$(0.09)

Nine months ended November 30, 2022
Basic	$(943)	5,878	$(0.16)
Effect of dilution:
Options	-	-	-
Diluted	$(943)	5,878	$(0.16)

Stock options, debentures, and other liabilities convertible into 200,000 shares of the Company’s common stock were anti-dilutive and, therefore, were excluded for the nine months ended November 30, 2023 and 2022 diluted loss per share calculations. For the three-month and nine -month periods ended November 30, 2023 and November 30, 2022, there was no expense related to share-based compensation as all options were fully vested. No options were granted for the nine- month period ending November 30, 2023 or for the nine -month period ended November 30, 2022.

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

For the nine-months ending November 30, 2023 and November 30, 2022, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at November 30, 2023.

Note 9. – Income Taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the nine- month period ending November 30, 2023 and November 30, 2022. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Note 10. – Legal Proceedings

The Company is involved in various legal proceedings related to claims arising in the ordinary course of business. The Company is not currently party to any legal proceedings the result of which management believes is likely to have a material adverse impact on its business, financial position, results of operations or cash flows.

Note 11. – Subsequent Events

On December 1, 2023, the Company sold all the outstanding stock and rights to ownership of its subsidiaries Lexel Imaging, Inc. and Unicomp LLC, to Ordway Properties LLC, a related party owned by the Company’s CEO, for the total purchase price of three hundred sixty-five thousand dollars ($365,000) in a non-cash deal. Ordway Properties in exchange for the two subsidiaries forgave $365,000, of rent payable owed by Video Display Corporation. The forgiveness of debt will be other income in the Company's fourth quarter statement of operations.

Video Display Corporation and Subsidiaries
November 30, 2023

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

Liquidity –

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the nine-month period ending November 30, 2023 primarily due to insufficient revenues in the Company. The Company also had a decrease in liquid assets for the nine- month period primarily as a result of the lack of revenue. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five -year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2023 and February 28, 2023:

	November 30, 2023	February 28, 2023

Working capital	$(1,575)	$(1,297)
Liquid asset	$136	$400

Video Display Corporation and Subsidiaries
November 30, 2023

The Company has focused on building the rugged and specialty display business at the Cocoa, Florida subsidiary.  The Company has four primary display lines in production with one more expected to be added in fiscal year 2024. There had been some unforeseen delays causing two of these product lines to be delayed in shipping, but most of these issues were resolved with one of the products shipping in the third quarter and the other is expected to ship in the Company’s fourth quarter. All of these current product lines are repeat business which should sustain the Company going forward. The Company is looking at ways to restructure its TEMPEST business by focusing on a couple of key customers for the TEMPEST services side of the business, which would provide a steady flow of business. The division will continue to provide products to existing customers. The Company relocated the corporate accounting functions to the Cocoa, Florida location which allows the Company to become more efficient and save money on reducing redundant operations. The former headquarters and distribution center in Tucker, Georgia closed as of March 31, 2022.

In order to assist funding operating activity, the Company’s CEO loaned an additional $710 thousand to the company during the first nine months of fiscal year 2024. There is no line of credit outstanding or other financing currently in place other than the note payable with the Company CEO with a balance of $2,094 thousand. There are no repayment terms related to the loan, however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of November 30, 2023.

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

Video Display Corporation and Subsidiaries
November 30, 2023

Results of Operations

The following table sets forth, for the three and nine months ended November 30, 2023 and 2022, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales (amounts in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Net Sales
Simulation and Training (VDC Display Systems)	77.5%	64.2%	73.0%	65.4%
Data Display CRT (Lexel and Data Display)	5.7	19.7	9.4	18.7
Cyber Secure Products (AYON Cyber Security)	8.1	4.3	7.0	5.3
Other Computer Products (Unicomp)	8.7	11.8	10.6	10.6
Total net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Cost of goods sold	70.8%	82.5%	73.4%	76.7%
Selling and delivery	9.1	5.5	6.0	5.7
General and administrative	41.0	52.4	36.4	40.0
	120.9%	140.4%	115.8%	122.4%

Operating loss	(20.9%)	(40.4%)	(15.8%)	(22.4%)

Interest income (expense), net	(0.0%)	(0.2%)	(0.1%)	(0.2%)
Other income (expense), net	0.7	(1.6)	8.6	8.1
Income (loss) before income taxes	(20.2%)	(42.2%)	(7.3%)	(14.5%)
Income tax expense	-	-	-	-
Net income (loss)	(20.2%)	(42.2%)	(7.3%)	(14.5%)

Net sales

Consolidated net sales increased 6.9% for the nine months ended November 30, 2023, and increased 19.6% for the three months ended November 30, 2023, compared to the nine months and three months ended November 30, 2022. The Display Systems division was up 19.4% for the nine months ended November 30, 2023, compared to the comparable period last year. The division has a varied mix of products including ruggedized displays, simulation, projector systems and specialty displays. For the three months ended November 30, 2023, the Display System division was up 44.5% compared to the same three months last year. The Company is focused on the ruggedized displays sector of the business, having revenue of approximately $2.8 million of rugged displays in the year. One of the Company’s rugged displays had delays in shipping, and will begin shipping in the Company’s fourth quarter. The Company’s AYON Cyber Security (ACS) division increased by 42.3% for the nine months ending November 30, 2023, compared to the nine months last year, $489 thousand this year, $343 thousand last year. The Company’s service side of the cyber business (testing other company’s products for compliance) was their primary revenue source. For the three months ending November 30, 2023, ACS business increased 123.1% compared to the comparable three-month period from last year. The Data Display division decreased 46.4% and 65.8% for the nine months and three months ended November 30, 2023, compared to the same period in the prior year due to decreases in the sales of CRTs. The demand for CRT products is diminishing as new technologies take its place. The division is exploring new opportunities in other industries. The Company’s keyboard division increased 6.2% for the nine months ended November 30, 2023, and was down 11.7% for three months ended November 30, 2023, respectively compared to the same periods last year. The division has been slow, but is attempting to get a new marketing strategy in place in an effort to increase sales.

Gross margins

Consolidated gross margins increased both as a percentage to sales (26.6% from 23.3%) and actual dollars ($1,846 thousand from $1,514 thousand) for the nine months ended November 30, 2023, compared to the nine months ended November 30, 2022. For the three months ended November 30, 2023, consolidated gross margins increased as a percentage to sales (29.2% from 17.5%) and increased actual dollars ($589 thousand from $295 thousand).

VDC Display Systems gross margin dollars were $1,811 thousand for the nine months ended November 30, 2023 compared to $1,412 thousand, for the the nine months ended November 30, 2022. VDC Display Systems gross margin percentage also increased from 33.3% to 35.7% for the nine months ended November 30, 2023, compared to the same nine months in 2022. AYON Cyber Security gross margin dollars were $271 thousand compared to $72 thousand for the nine months ended November 30, 2023, compared to the nine months ended November 30, 2022. AYON Cyber Security gross margin percentage increased to 55.4% from 21.0% for the nine months ended November 30, 2023 compared to the same nine-month period in 2022 due to the sales mix of primarily service jobs as the material costs were lower.

Video Display Corporation and Subsidiaries
November 30, 2023

The Data Display division had a negative gross margin of $418 thousand compared to a negative gross margin of $99 for the nine months ended November 30, 2023, and November 30, 2022, respectively. The keyboard division, Unicomp, had $182 thousand of gross margin dollars or 24.8% to sales for the nine months ending November 30, 2023, compared to $129 thousand or 18.7% for the nine months ending November 30, 2022.

Operating expenses

Operating expenses decreased 0.8% or $23 thousand for the nine months ended November 30, 2023, compared to the nine months ended November 30, 2022. The decrease was due primarily to the decreased costs in administrative expenses. The various expenses have changed over the course of the year resulting in a slight decrease. The Company expects to continue to control costs while increasing revenues in tempest services, specialized displays and ruggedized displays. The Company has been filling vacancies that went unfilled following the pandemic as business conditions have changed. The Company expects costs will stay in line with the increase in business.

Operating expenses increased by 3.5% or $35 thousand for the three months ended November 30, 2023, compared to the three months ended November 30, 2022. The increase was due primarily to employee and contractor commissions as the Company increases sales of the rugged displays.

Interest expense

Interest expense was $4 thousand for the nine months ended November 30, 2023, compared to $13 thousand for the nine months ended November 30, 2022. Interest expense was $1 thousand for the three months ended November 30, 2023, and $4 thousand for the three months ended November 30, 2022. Interest expense in fiscal 2024 relates primarily to interest expense on the lease of TEMPEST equipment.

Other Income/ expense

For the nine months ended November 30, 2023, the Company had $238 thousand in retention credit income, $284 thousand in a write of prior year deferred salary of the Company CEO, $72 thousand in the sale of fully depreciated assets, $3 thousand in royalty income, $2 thousand for an insurance audit refund and $1 thousand rental income. For the nine months ended November 30, 2022, the Company received $498 thousand in proceeds from a class action lawsuit, $19 thousand in rental income, $32 thousand in retention credit revenue, $3 thousand on the sale of assets and $4 thousand in interest income.

For the three months ended November 30, 2023, the Company had $12 thousand in the sale of fully depreciated assets and $3 thousand in royalty income. For the three months ended November 30, 2022, the Company received $2 thousand in rental income and $2 thousand in interest income, offset by $31 thousand for the payment of a lawsuit.

Income taxes

Due to the Company’s overall and historical net loss position, no income tax has been reported and a full valuation allowance has been allocated to the deferred tax asset created by these losses.

Video Display Corporation and Subsidiaries
November 30, 2023

Liquidity and Capital Resources

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the nine-month period ending November 30, 2023, primarily due to insufficient revenues in the Company. The Company also had a decrease in liquid assets for the nine- month period primarily as a result of the lack of revenue. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five -year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of November 30, 2023, and February 28, 2023:

	November 30, 2023	February 28, 2023

Working capital	$(1,575)	$(1,297)
Liquid assets	$136	$400

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

Cash used in operations for the nine months ended November 30, 2023, was $0.9 million. Adjustments to net loss of $0.4 million were $0.2 million for depreciation, $0.3 million for non-cash lease cost, offset by $0.1 million for gain on disposal of equipment. Changes in working capital used $0.8 million, primarily an increase in inventory of $0.9 million, a decrease in operating lease liabilities of $0.3 million, and a decrease in accounts payable of $0.1 million, offset by a decrease in contract assets of $0.2 million, a decrease in accounts receivables of $0.2 million and a decrease in accounts payable and accrued liabilities of $0.1 million. Cash used in operations for the nine months ended November 30, 2022, was $0.7 million. Deductions to net loss were $0.3 million for depreciation and amortization. Changes in working capital were negligible, primarily change in contract assets of $0.2 million, a change in accounts payables of $0.2 million, a change in accounts receivable of $0.3 million and a change in prepaid expenses and other assets of 0.1 million, offset by a change in inventories of $0.5 million, a change in employee retention credit receivables of $0.3 million.

Investing activities included $72 thousand of proceeds from disposal of equipment, offset by $41 thousand of capital expenditures for the nine months ended November 30, 2023. Investing activities used $44 thousand of capital expenditures offset by $3 thousand for proceeds of disposals of equipment for the nine months ended November 30, 2022.

Financing activities provided $636 thousand for the nine months ended November 30, 2023, as the result of borrowings from the CEO of $710 thousand offset by payment of debt and lease payments of $74 thousand. Financing activities provided $0.7 million for the nine months ended November 30, 2022, primarily from proceeds from additional borrowing from the Company’s CEO.

Video Display Corporation and Subsidiaries
November 30, 2023

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

For the nine months ending November 30, 2023, and November 30, 2022, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company as of November 30, 2023.

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
November 30, 2023

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of November 30, 2023, the Company has established a valuation allowance of $6.4 million on the Company’s deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At November 30, 2023, the Company did not record any liabilities for uncertain tax positions.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2023. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2023.

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
November 30, 2023

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

VIDEO DISPLAY CORPORATION

January 12, 2024	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

January 12, 2024	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer