Form 10-K
period 2024-02-29
VIDEO DISPLAY CORP
filed 2024-07-03
CIK 758743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to______________

Commission file number 0-13394

VIDEO DISPLAY CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1217564
(State of Incorporation)	(IRS Employer Identification No.)

5155 King Street, Cocoa, Florida	32926
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:	(321) 784-4427

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	OTCMKTS

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            YES ☐      No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         YES ☐      No ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES ☐ NO ☑

As of August 31, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing sales price for the Registrant’s common stock as reported in the Over the Counter Markets “OTCMKTS” was $304,096.

The number of shares outstanding of the registrant’s Common Stock as of May 1,2024 was 5,878,290.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to stockholders in connection with our 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. In addition, certain exhibits previously filed with the registrant’s prior Forms 10-K, Forms 8-K, Form S-18 and Schedule 14A are incorporated by reference in Part IV of this Form 10-K.

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

Description of Principal Business

The Company generates revenues from the manufacturing and distribution of displays and display components. The Company operates primarily in two divisions: simulation, training and display products, and cyber secure products and services. The Company sold it’s two business subsidiaries in Kentucky, Lexel Imaging and Unicomp LLC on December 1, 2023.

Consolidated Net Sales by division for fiscal 2024 are comprised of the following:

Simulation, Training and Display Products (92%)

Cyber Secure Products (8%)

A more detailed discussion of sales by category of product is included under the section entitled “Principal Products by Division.”

The Company’s manufacturing and distribution facilities are located in Florida.

The Company continues to explore opportunities to expand its product offerings in the display industry. The Company anticipates that this expansion will be achieved by adding new products in the rugged displays or by acquiring existing companies that would enhance the Company’s position in the display industry. Management continually evaluates product trends externally in the industry and internally in the divisions in which the Company operates.

Segment Information

We operate and manage our business as one segment. The two divisions have similarities such as the types of products and markets served. Therefore, we believe they meet the criteria for aggregation under the applicable authoritative guidance and, as such, are reported as one segment within the Consolidated Financial Statements.

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

This portion of the Company’s operations, which contributed approximately 92% of fiscal 2024 consolidated net sales, involves the design, engineering, and manufacturing of digital projector display units and rugged displays. The Company customizes these units for specific applications, including ruggedization for military uses or size reduction due to space limitations in industrial and medical applications. Because of the Company’s flexible and cost-efficient manufacturing, it is able to handle low volume orders that generate higher margins.

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

Cyber Secure Products

The Company acquired the AYON Cyber Security (“ACS”) division in March 2012. ACS was formerly known as Hetra Products and most recently as StingRay56 before becoming part of Video Display Corporation. ACS specializes in advanced TEMPEST technology, also known as Emanation Security (EMSEC), products and custom engineering solutions to include extreme environmental performance and survivability technologies (MIL-STD-810 and DO-160) in support of military forces, intelligence agencies, prime contractors and niche commercial sectors worldwide. ACS has a long history of specializing in TEMPEST technology. In addition to its TEMPEST products and services, the business also provides various contract services to government agencies and prime contractors. Services performed include design and testing solutions for defense and niche commercial uses worldwide. This division represented approximately 8% of fiscal 2024 consolidated net sales.

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

	February 29, 2024	February 28, 2023

Working capital	$(1,117)	$(1,297)
Liquid assets	$169	$361

Management’s plans with regard to improving working capital includes increasing marketing efforts in its ruggedized displays, and small specialty displays. The Company is developing new products for customers in the ruggedized display section of its business. The Company has orders for ruggedized display products which are being engineered by the Company’s engineering department which will be delivered in the Company’s next fiscal year. The Company sees the ruggedized display business as repeatable business and a source of a steady income stream. The Company sold its two business units in Kentucky, Lexel Imaging and Unicomp on December 1, 2023.

The Company’s efforts to increase revenues by upgrading its sales and marketing efforts are showing results with an increase in the Company’s revenue in the current fiscal year, especially in ruggedized products. These efforts have increased revenues from last year and will increase them even more in the upcoming fiscal year as the Company’s business typically has longer lead times from initial contact to a sale and the including the amount of time to develop the products by engineering. Furthermore, supply chain challenges have slowed down production of certain products due to long lead times on critical items of production, impacting cash flow.

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

Concentration of Customers

The Company sells to a variety of domestic and international customers on an open-unsecured account basis. These customers principally operate in the military, industrial and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs that comprised approximately 86% and 51% of consolidated net sales for fiscal 2024 and 2023, respectively. Sales to foreign customers were approximately 3% and 8% of consolidated net sales for fiscal 2024 and 2023, respectively. The Company had two customers, DRS Laurel Technologies and L3Harris with 53% and 12% of the Company’s consolidated net sales in fiscal 2024. The Company attempts to minimize credit risk by reviewing customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Backlog

The Company’s backlog is comprised of undelivered, firm customer orders, which are scheduled to ship within twelve months. The Company’s backlog was approximately $5.6 million on February 29, 2024, and $9.9 million on February 28, 2023. It is anticipated that more than 90% of the February 29, 2024, backlog will ship during fiscal 2025.

Environmental Matters

The Company's operations are subject to federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on the Company's consolidated financial condition, results of operations, or cash flow in the past and are not expected to have a material adverse impact in the foreseeable future.

Research and Development

The objectives of the Company’s research and development activities are to increase efficiency and quality in its manufacturing and assembly operations and to enhance its existing product line by developing alternative product applications to existing display systems and electron optic technology.

Employees

As of February 29, 2024, the Company employed 35 persons on a full-time basis. Of these, 5 were employed in executive, administrative, and clerical positions, 3 were employed in sales and distribution, 9 in engineering, and 18 were employed in manufacturing operations. The Company believes its employee relations to be satisfactory. No employees are under collective bargaining agreements.

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

We currently derive a portion of our net sales (86% in fiscal 2024) from direct and indirect sales to the U.S. government. If we are unable to replace expiring contracts, which are typically less than twelve months in duration, with contracts for new business, our sales could decline, which would have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. We expect that direct and indirect sales to the U.S. government will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that these government-related sales will continue to reach or exceed historical levels in future periods.

Our inability to secure financing could negatively affect the future of our business.

●	Our inability to secure financing with our current bank or others, if necessary, could expose us to the risk of losing business; and

●	Our inability to secure financing with a commercial bank could expose us to the risk of increased interest rates.

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

If we are unable to retain certain key personnel and hire new, highly skilled personnel, we may not be able to execute our business plan.

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

A small portion of our consolidated net sales (3% in fiscal 2024) were made to foreign customers. We also receive certain raw materials from foreign vendors. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company has one location, Cocoa, Florida. The Florida location is leased from a related party at current market rates with the Cocoa, Florida space currently serving as the corporate headquarters location. See Part III, Item 13 Certain Relationships and Related Transactions in this Annual Report on Form 10-K. Management believes the facilities to be adequate for its needs.

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

The following table shows the range of prices for the Company’s common stock as reported by the OTCMKTS for each quarterly period beginning on March 1, 2022. The prices reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	For Fiscal Years Ended
	February 29, 2024		February 28, 2023
Quarter Ended	High	Low	High	Low

May	1.70	0.75	1.19	0.91
August	1.15	0.96	1.82	0.93
November	1.15	1.00	2.50	0.72
February	1.06	0.97	2.55	1.09

There were approximately 120 holders of record of the Company’s common stock as of May 13, 2024.

Payment of cash dividends in the future will be dependent upon the consolidated earnings and financial condition of the Company and other factors that the Board of Directors may deem appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 29, 2024 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.

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

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a continuation of the stock repurchase program and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During fiscal 2024 and 2023, the Company did not repurchase any shares of the Company’s stock. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company on February 29, 2024.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company manufactures and distributes a wide range of display devices, encompassing, among others, industrial, military, and simulation display solutions. The Company is organized into the following two interrelated divisions that have similar products and markets served and therefore are aggregated into one reportable segment:

●

Simulation and Training Products– offers a wide range of projection display systems for use in training, simulation, military, medical, industrial applications, video walls and command and control centers including ruggedized displays.

●

Cyber Secure Products – provides advanced TEMPEST technology and (EMSEC) products. This business also provides various contract services including the design and testing solutions for defense and niche commercial uses worldwide.

During fiscal 2024, management of the Company focused key resources on strategic efforts to support the efforts of operations to increase market share. The Company also seeks to look for acquisition opportunities that enhance the profitability and shareholder value of the Company. The Company continues to seek new products through acquisitions and internal development that complement existing profitable product lines. Challenges facing the Company during these efforts include:

Inventory management - Management regularly reviews the Company’s investment in inventories for declines in value and writes down the cost when it is apparent that the expected net realizable value of the inventory falls below its’ carrying amount. The Company operates in an environment of constantly changing technologies. The Company also inventories product to ensure it has adequate inventory to fulfill orders for transitioning product lines. Management reviews inventory levels on a quarterly basis. Such reviews include observations of product development trends of the original equipment manufacturers, new products being marketed, and technological advances relative to the product capabilities of the Company’s existing inventories.

Sales generation – Although the Company increased sales this year, it was unable to reduce operating expenses at the needed level to reach profitability. In order to improve revenue generating activities, management is focused on increasing marketing efforts in its ruggedized displays business. The company is focusing efforts on winning major multi-year military programs for ruggedized displays, computers, and other ancillary military products. The company is already seeing positive results with a number of recent awards and increased sales pipeline.

Operations

The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Company’s consolidated statements of operations bear to total revenues (amounts in thousands):

(See Item 1. Business – Description of Principal Business and Principal Products for discussion about the Company’s Products and Divisions.)

	2024		2023
	Amount	%	Amount	%
Net Sales
Simulation and Training	7,600	91.6%	5,035	89.5%
Cyber Secure Products	697	8.4	589	10.5
Total net sales	8,297	100.0	5,624	100.0
Costs and expenses
Cost of goods sold	5,314	64.0%	4,118	73.2%
Selling and delivery	670	8.1	456	8.1
General and administrative	2,677	32.2	2,753	49.0
	8,661	104.3	7,327	130.3

Loss from operations	(364)	(4.4)	(1,703)	(30.3)

Interest expense, net	(4)	(0.0)	(15)	(0.3)
Employee retention credit income	238	2.9	-	0.0
Gain on sale of subsidiaries	370	4.5	-	0.0
Gain on disposal of assets	-	0.0	2	0.1
Other income, net	283	3.4	469	8.3
Income (loss) from continuing operations	523	6.3	(1,247)	(22.2)
Income tax expense	-	-	-	-
Net income (loss) from continuing operations	523	6.3	(1,247)	(22.2)
Loss from discontinued operations	(655)	(7.9)	(746)	(13.2)
Net loss	(132)	(1.6)	(1,993)	(35.4)

Fiscal 2024 Compared to Fiscal 2023

Net Sales

Consolidated net sales increased 47.5% for the year ended February 29, 2024, compared to the year ended February 28, 2023, and increased 164.4% for the three months ended February 29, 2024, compared to the comparable three months last year. The Display Systems division increased by 50.9% for the year ended February 29, 2024, compared to last year and was up 220.1% for the quarter ended February 29, 2024, compared to the same three months last year. The division sales increased due to new customers for ruggedized products, there are now three major products being produced and sold. Sales of rugged products exceeded over $4.0 million to one customer. Steady sales in specialty displays including sale to one customer of over $1.0 million. The Company is currently developing additional new products for the ruggedized display markets for which it already has orders. The Company’s AYON Cyber Security (ACS) division is up 18.4% for the year ended February 29, 2024 compared to fiscal year ended February 28, 2023, but decreased 15.1% for the three months ended February 29, 2024 compared to the same three months last year. The business relied on primarily service business with not much in product sales.  Activity for products picked up in the fourth quarter leading to a backlog of over $0.3 million at February 29, 2024.

Gross Margins

Consolidated gross margins increased by 98.1% for fiscal 2024. Gross margin percentage to net sales were 36.0% for fiscal 2024 compared to 26.8% for fiscal 2023. Overall gross margin dollars increased by $1.5 million, $3.0 million versus $1.5 million the prior fiscal year due to increased revenues and better margins.

VDC Display Systems (VDCDS) gross margin percentage was 35.1% compared to 27.8% in the prior year and the gross margin dollars were $2,666 thousand compared to $1,401 thousand for the year ended February 29, 2024, compared to the year ended February 28, 2023. For the three months ended February 29, 2024, compared to the same period last year, VDCDS gross margin percentage was 35.3% compared to 6.7%. Gross margin dollars were $894 thousand compared to $53 thousand.

ACS gross margin percentage were 45.5% compared to 17.8% and the gross margin dollars were $317 thousand compared to $105 thousand for the year ended February 29, 2024, compared to the year ended February 28, 2023. For the three months ended February 29, 2024 compared to the same period last year, ACS gross margin percentage were 22.3% compared to 13.4% and gross margin dollars were $46 thousand compared to $33 thousand.

Operating Expenses

Operating expenses as a percentage of sales decreased to 38.1% for fiscal 2024 from 52.8% in fiscal 2023. Operating expenses as a percentage of sales were lower for fiscal 2024 when compared to fiscal 2023 due to the increase in sales in fiscal 2024 while holding operating expense relatively flat except for additional selling expenses incurred while increasing the sales by 47.5%. Actual administrative expenses decreased by $16 thousand.

The Company is working to reduce costs in all areas of the business to bring its cost structure in line with the current size of the business. The Company has structed new commission agreements with both inside and outside personnel which will reduce commissions while not impacting sales. The Company closed the corporate headquarters in Georgia and has merged it into the Florida location, which is saving considerable operating expenses. The Company is expanding its product offerings, primarily in ruggedized displays and in doing so, is adding costs strategically to support those businesses.

Interest Expense

Interest expense was $4 thousand in fiscal 2024 and $15 thousand for fiscal 2023 related to the Company’s obligations. The interest expense is primarily from the financing lease on the TEMPEST equipment for the cyber security business.  The equipment was paid in full December 1, 2023.

Other Income

In fiscal 2024, the Company received $238 thousand in retention credit income, $283 thousand income on write off for accrued expense for prior year deferred salary of the CEO, and $370 thousand proceeds from the sale of subsidiaries. This was off -set by $4 thousand for cancelled loan costs.

In fiscal 2023, the Company received $498 thousand in proceeds from a class action lawsuit, $2 thousand on the sale of assets and $2 thousand in miscellaneous other. Other expense netted against other income was $31 thousand for the payout of a lawsuit.

Income Taxes

The Company had a net loss before taxes of approximately $0.1 million in fiscal 2024 and $2.0 million in fiscal 2023 which a full valuation allowance was provided due to historical losses resulting in an effective tax rate of 0%.

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

	February 29, 2024	February 28, 2023

Working capital	$(1,117)	$(1,297)
Liquid assets	$169	$361

Management’s plans with regard to improving working capital includes increasing marketing efforts in its ruggedized displays, and small specialty displays. The Company is developing new products for customers in the ruggedized display section of its business. The Company received orders for new ruggedized display products, engineered by the Company’s engineering department that were delivered this year and we have repeat orders coming in the next fiscal year. The effort to increase ruggedized products is ongoing and the engineering department is working on other new products which we expect to receive orders and ship in the next fiscal year. The Company has restructured the TEMPEST business to reduce costs and focus on the service side of the business and do product business as it presents itself. The Company sold its two business units in Kentucky, Lexel Imaging and Unicomp, on December 1, 2023, which did not have a viable plan to get to profitability.

The Company’s efforts to increase revenues by upgrading its sales and marketing efforts are showing results with an increase in the Company’s sales, especially in ruggedized products. These efforts have increased revenues from last year and will increase them even more in the upcoming fiscal year as the Company’s business typically has longer lead times from initial contact to a sale and the including the amount of time to develop the products by engineering. The pandemic has also slowed down the process of obtaining new business as many of our government customers and potential customers are still working from home. Furthermore, supply chain challenges have slowed down production of certain products due to long lead times on critical items of production, impacting cash flow.

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

Cash used by operations of continuing operations was $0.6 million in fiscal 2024 and used $0.6 in fiscal 2023. During fiscal 2024, the net loss was $0.1 million and adjustments to reconcile net loss to net cash were a loss from discontinued operations of $0.7 million, $0.2 million in depreciation, a non-cash lease cost of $0.2 million, inventory related charges of $0.1 million offset by a gain on the sale of subsidiaries of $0.4 million. Working capital related accounts used $1.1 million, including $1.1 million of inventory, a reduction of operating leases of $0.2 million and $0.1 million change in contract assets and liabilities.  This was offset by changes in accounts payable of $0.3 million and a $.1 million change in prepaid expenses. During fiscal 2023 the net loss was $2.0 million and adjustments to reconcile net loss to net cash were a loss from discontinued operations of $0.7 million, $0.2 million of depreciation, $0.1 million of amortization charges and $0.1 million of non-cash lease charges. Working capital related accounts provided $0.4 million from a decrease in retention credit receivable of $0.4 million, an increase in accounts payable of $0.4 million, a decrease in inventories of $0.3 million and a change in contract assets of $0.2 million.  These items were offset by a decrease in customer deposits of $0.8 million, a decrease in contract assets of $0.2 million and a decrease in operating lease liabilities of $0.1 million.

Investing activities of continuing operations used $286 thousand for capital expenditures in fiscal 2024 compared to using $39 thousand in fiscal 2023.

Financing activities of continuing operations provided $0.7 million for the year ended February 29, 2024, primarily from additional borrowings from the Company’s Chief Executive Officer less repayments on an equipment lease of $0.1 million. Financing activities provided $0.8 million in fiscal 2023.  The Company received $0.9 million in a related party loan and paid $0.1 million in equipment financing.

The Company has a stock repurchase program, pursuant to which it has been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014, the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock, depending on the market price of the shares. There is no minimum number of shares required to be repurchased under the program. During fiscal years 2024 and 2023, the Company did not repurchase any of the Company’s stock. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company at February 29, 2024.

Transactions with Related Parties and Contractual Obligations

The Company leases a building in Cocoa, Florida, from an entity that is controlled by the Company’s CEO. The building in Cocoa, Florida is the new operational site for both VDC Display Systems, AYON Cyber Security and the corporate office. See Note 10.

The Company borrows money from the Chief Executive Officer from time to time to support operations. In fiscal 2024, the Company borrowed approximately $760 thousand bringing the total of the note payable to $2,144 thousand and owes another $141 thousand in rent. There are no repayment terms related to the amounts owed but the Company intends to pay back the CEO when funds are available in fiscal 2025. These amounts are included in the Company’s consolidated balance sheet.

Contractual Obligations

Future contractual maturities due under operating and finance leases and other obligations at February 29, 2024 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$190	$190	$-	$-	$-
Note payable -related party	2,144	2,144	-	-	-
Warranty reserve obligations	4	4	-	-	-

Total	$2,338	$2,338	$-	$-	$-

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

The Company recognizes revenue related to its cyber secure products, specialty displays, and some rugged displays at a point in time when control is transferred to the customer (generally upon shipment of the product to the customer).

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

The Company accounts for uncertain tax positions under the provisions of ASC Topic 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At February 29, 2024, the Company did not record any liabilities for uncertain tax positions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risks include changes in technology and government spending. The rapid advances in video and projection technology present a challenge for the Company’s management and engineers to be able to meet the ever-changing demands in the markets in which it operates. The Company did a significant amount of business with the government (86% of revenues) in fiscal 2024. Failure of the government to continue to fund programs in the Company’s markets could have a detrimental effect on the Company.

Item 8. Financial Statements and Supplementary Data.

Video Display Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Video Display Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Video Display Corporation and subsidiaries (the Company) as of February 29, 2024 ,and February 28, 2023, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended February 29, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024,and February 28, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Inventories

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company’s consolidated inventory balance was $2,566,000 as of February 29, 2024. Management values inventories at the lower of cost or net realizable value. Costs include materials, labor and manufacturing overhead and is computed on a first-in-first-out basis. Management evaluates the carrying value of its inventories taking into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices management expects to obtain for products in its various markets. Management adjusts excess and obsolete inventories to net realizable value and write-downs of excess and obsolete inventories are recorded as a component of cost of goods sold.

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

Peachtree Corners, Georgia

July 2, 2024

Video Display Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	February 29,	February 28,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$169	$361
Accounts receivable, less allowance for bad debts of $3 and $6	747	486
Inventories, net	2,566	1,234
Contract assets	341	280
Prepaid expenses and other current assets	63	206
Assets of discontinued operations	-	1,606
Total current assets	3,886	4,173

Property, plant and equipment:
Buildings	753	707
Construction in progress	9	9
Machinery and equipment	3,515	3,274
	4,277	3,990
Accumulated depreciation	(3,604)	(3,437)
Net property, plant and equipment	673	553

Right of use assets under operating leases	180	354
Other noncurrent assets	-	2
Assets of discontinued operations	-	278
Total assets	$4,739	$5,360

The accompanying notes are an integral part of these consolidated statements.

	February 29,	February 28,
	2024	2023
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable (including related party payables of ($141 and $616; Note 4)	$927	$1,202
Accrued liabilities	864	765
Contract liabilities	889	923
Current maturities of financing lease obligations	-	74
Current operating lease liabilities	180	185
Note payable to officers and directors, current (Note 4)	2,144	1,384
Liabilities of discontinued operations	-	937
Total current liabilities	5,004	5,470

Long-term operating lease liabilities	-	169
Long-term liability	146	-
Total liabilities	5,150	5,639

Shareholders’ Equity (Deficit)
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value – 50,000 shares authorized; 9,732 issued; 5,878 outstandingat February 29, 2024 and February 28, 2023	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	8,297	8,429
Treasury stock, 3,854 shares, at cost	(16,282)	(16,282)
Total shareholders’ equity (deficit)	(411)	(279)
Total liabilities and shareholders’ equity (deficit)	$4,739	$5,360

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	February 29, 2024	February 28, 2023

Net sales	$8,297	$5,624
Cost of goods sold	5,314	4,118
Gross profit	2,983	1,506

Operating expenses
Selling and delivery	670	456
General and administrative	2,677	2,753
	3,347	3,209
Operating loss	(364)	(1,703)

Other income (expense)
Interest expense, net	(4)	(15)
Gain on sale of fixed assets	-	2
Employee retention credit income	238	-
Gain on sale of subsidiaries	370	-
Other income, net	283	469
Total other income, net	887	456
Income (loss) from continuing operations before income taxes	523	(1,247)
Income tax expense	-	-
Net income (loss) from continuing operations	$523	$(1,247)
Loss from discontinued operations, net of income taxes	$(655)	$(746)
Net loss	$(132)	$(1,993)

Net income (loss) per share:

From continuing operations-basic	$0.09	$(0.21)
From continuing operations-diluted	$0.09	$(0.21)

From discontinued operations-basic	$(0.11)	$(0.13)
From discontinued operations-diluted	$(0.11)	$(0.13)

From net loss - basic	$(0.02)	$(0.34)
From net loss - diluted	$(0.02)	$(0.34)

Average shares outstanding – basic	5,878	5,878

Average shares outstanding – diluted	5,922	5,878

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Defict)

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity (Deficit)

Balance, March 1, 2022	5,878	$7,293	$281	$10,422	$(16,282)	$1,714

Net loss	-	-	-	(1,993)	-	(1,993)

Balance, February 28, 2023	5,878	$7,293	$281	$8,429	$(16,282)	$(279)

Net loss	-	-	-	(132)	-	(132)

Balance, February 29, 2024	5,878	$7,293	$281	$8,297	$(16,282)	$(411)

*Common Shares are shown net of Treasury Shares

The accompanying notes are an integral part of these consolidated statements.

Video Display Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	February 29, 2024	February 28, 2023
Operating Activities
Net loss	$(132)	$(1,993)
Adjustments to reconcile net loss to net cash used in provided by operating activities:
Loss from discontinued operations, net of tax	655	746
Gain on sale of subsidiaries	(370)	-
Depreciation expense	167	189
Amortization of intangible assets	-	118
Provision for doubtful accounts	(3)	3
Non-cash lease cost	174	110
Inventory related charges	88	76
Other	(6)	(4)
Changes in working capital items:
Accounts receivable	(258)	(372)
Employee retention credit refund receivable	-	463
Inventories	(1,122)	338
Prepaid expenses and other assets	141	85
Accounts payable and accrued liabilities	345	406
Operating lease liabilities	(174)	(110)
Contract assets	(61)	164
Contract liabilities	(34)	(854)
Net cash used in continuing operations operating activities	(590)	(635)

Investing Activities
Capital expenditures	(286)	(39)
Net cash used in continuing operations investing activities	(286)	(39)

Financing Activities
Proceeds from related party loans	760	926
Repayments of lease financing	(74)	(88)
Net cash provided by continuing operations financing activities	686	838

Discontinued Operations
Operating activities	(2)	(5)
Investing activities	-	-
Financing activities	-	-
Net cash used in discontinued operations	(2)	(5)

Net change in cash and cash equivalents	(192)	159
Cash and cash equivalents, beginning of year	361	202
Cash and cash equivalents, end of year	169	361

The accompanying notes are an integral part of these consolidated statements.

See Note 12 for supplemental cash flow information.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Business

Video Display Corporation and subsidiaries (the “Company”, “our” or “we”) is a provider and manufacturer of video products, components, and systems for data display and presentation of electronic information media in various requirements and environments. The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems for government, military, aerospace, medical and commercial organizations. The Company serves the simulation, ruggedized displays, video wall design and installation, tempest products, tempest services.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions.

Fiscal Year

All references herein to “2024” and “2023” mean the fiscal years ended February 29, 2024 and February 28, 2023, respectively.

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

	February 29, 2024	February 28, 2023

Working capital	$(1,117)	$(1,297)
Liquid assets	$169	$361

Management’s plans with regard to improving working capital includes increasing marketing efforts in its ruggedized displays, and small specialty displays. The Company is developing new products for customers in the ruggedized display section of its business. The Company received orders for new ruggedized display products, engineered by the Company’s engineering department that were delivered this year and we have repeat orders coming in the next fiscal year. The effort to increase ruggedized products is ongoing and the engineering department is working on other new products which we expect to receive orders and ship in the next fiscal year. The Company has restructured the TEMPEST business to reduce costs and focus on the service side of the business and do product business as it presents itself. The Company sold its two business units in Kentucky, Lexel Imaging and Unicomp which did not have a viable plan to get to profitability.

The Company’s efforts to increase revenues by upgrading its sales and marketing efforts are showing results with an increase in the Company’s sales, especially in ruggedized products. These efforts have increased revenues from last year and will increase them even more in the upcoming fiscal year as the Company’s business typically has longer lead times from initial contact to a sale and including the amount of time to develop the products by engineering. The pandemic has also slowed down the process of obtaining new business as many of our government customers and potential customers are still working from home.  Furthermore, supply chain challenges have slowed down production of certain products due to long lead times on critical items of production, impacting cash flow.

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

Revenue Recognition

We recognize revenue when we transfer control of the promised products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We derive our revenue primarily from sales of simulation and video wall systems, cyber secure products, and rugged displays. We exclude sales and usage-based taxes from revenue.

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

We recognize revenue related to our cyber secure products, and rugged displays at a point in time when control is transferred to the customer (generally upon shipment of the product to the customer).

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

The following table presents the Company’s revenue disaggregated by division (in thousands):

	2024	2023
Simulation and training (including video walls)	$7,600	$5,035
Cyber security	697	589
Total continuing operations	$8,297	$5,624
Discontinued operations	1,385	2,478
Total revenue	$9,682	$8,102

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to general contractors, government agencies, manufacturers, and consumers of video displays. Management performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances, such as foreign sales. The allowance for doubtful accounts is determined by reviewing all accounts receivable and applying credit loss experience to the current receivable portfolio with consideration given to the current condition of the economy, assessment of the financial position of the creditors as well as payment history and overall trends in past due accounts compared to established thresholds. The Company monitors credit exposure and assesses the adequacy of the allowance for doubtful accounts on a regular basis. Historically, the Company’s allowance has been sufficient for any customer write-offs. Management believes accounts receivable are stated at amounts expected to be collected.

The following is a roll-forward of the allowance for doubtful accounts (in thousands):

		Additions:
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
February 29, 2024	$6	$-	$(3)	$3
February 28, 2023	$3	$3	$-	$6

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

Inventories

Inventories consist primarily of LCDs, computers digital projectors, video components, electronic parts and fabricated metal. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews inventories for excess or obsolescence and writes down based on current economic conditions, historical sales quantities or patterns, and in some cases, specific risk of loss on specifically identified inventory. Such inventories are recorded at estimated realizable value net of the costs of disposal.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the following estimated useful lives: Buildings – ten to twenty-five years; Machinery and Equipment – five to ten years. In addition, leasehold improvements are amortized over the shorter of the useful life of the asset or the related lease term. Depreciation expense totaled approximately $167 thousand and $189 thousand for the fiscal years ended 2024 and 2023, respectively. Substantial betterments to property, plant, and equipment are capitalized and routine repairs and maintenance are expensed as incurred.

Business Combinations

When the Company acquires businesses, it applies the acquisition method of accounting and recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree at their fair values on the acquisition date, which requires significant estimates and assumptions. Goodwill, if any, would be measured as the excess of the fair value of the consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method requires the Company to record provisional amounts for any items for which the accounting is not complete at the end of a reporting period. The Company must complete the accounting during the measurement period, which cannot exceed one year. Adjustments made during the measurement period could have a material impact on the Company's financial condition and results of operations.

The Company typically measures customer relationship and other intangible assets using an income approach. Significant estimates and assumptions used in this approach include discount rates and certain assumptions that form the basis of the forecasted cash flows expected to be generated from the asset (e.g., future revenue growth rates, operating margins and attrition rates). If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could record impairment charges. In addition, the Company has estimated the economic lives of certain acquired tangible and intangible assets and these lives are used to calculate depreciation and amortization expense. If the Company's estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.

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

Share Repurchase Program

The Company has a share repurchase program, pursuant to which it had been authorized to repurchase up to 2,632,500 shares of the Company’s common stock in the open market. On January 20, 2014 the Board of Directors of the Company approved a one-time continuation of the stock repurchase program, and authorized the Company to repurchase up to 1,500,000 additional shares of the Company’s common stock in the open market. There is no minimum number of shares required to be repurchased under the program. During the fiscal years ended February 29, 2024 and February 28, 2023, the Company did not repurchase any of its shares. Under this program, an additional 490,186 shares remain authorized to be repurchased by the Company on February 29, 2024.

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

The Company accounts for uncertain tax positions as required in that a position taken or expected to be taken in a tax return is recognized in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of February 29, 2024, and February 28, 2023, the Company did not have any material unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as components of interest expense and other expense, respectively, in arriving at pretax income. The Company did not have any interest and penalties accrued as of February 29, 2024, and February 28, 2023.

The Company’s tax years ended back to fiscal 2021 remain open to examination by the Internal Revenue Service (“IRS”).

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

The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for 2024 and 2023, (in thousands, except for per share data):

	Net Income (Loss)	Average Shares Outstanding	Net (Loss) Income Per Share
2024
Basic –continuing operations	$523	5,878	$0.09
Diluted –continuing operations	523	5,922	0.09
Basic-discontinued operations	(655)	5,878	(0.11)
Diluted –discontinued operations	(655)	5,922	(0.11)
Basic - total	(132)	5,878	(0.02)
Diluted - total	$(132)	5,922	$(0.02)

2023
Basic-continuing operations	$(1,247)	5,878	$(0.21)
Diluted‑continuing operations	(1,247)	5,878	(0.21)
Basic-discontinued operations	(746)	5,878	(0.13)
Diluted‑discontinued operations	(746)	5,878	(0.13)
Basic- total	(1,993)	5,878	(0.34)
Diluted - total	$(1,993)	5,878	$(0.34)

Stock options convertible into 200,000 shares of the Company’s common stock were anti-dilutive in fiscal 2023 due to the net loss from continuing operations position and therefore, were excluded from the fiscal 2023 diluted earnings (loss) per share calculation.

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

Sales to foreign customers were 3% of consolidated net sales for fiscal 2024 and 8% of consolidated net sales for fiscal 2023.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This guidance is effective for annual reporting periods beginning after December 15, 2022 for smaller reporting companies, with early adoption permitted. Entities will apply the amendments using a modified retrospective approach. The adoption of ASU 2016-13 did not have a material impact on its financial statements and related disclosures.

Note 2. Inventories

Inventories consisted of the following (in thousands):

	February 29,	February 28,
	2024	2023

Raw materials	$1,317	$839
Work-in-process	628	395
Finished goods	621	-
	$2,566	$1,234

During fiscal 2024 and 2023, the Company wrote off or disposed of inventories of $0.1 million and $0.1 million, respectively.

Note 3. Uncompleted Contracts

Information relative to contracts in progress consisted of the following (in thousands):

	February 29,	February 28,
	2024	2023

Costs incurred to date on uncompleted contracts	$337	$666
Estimated earnings recognized to date on these contracts	395	293
Total costs and estimated gross profit earned	732	959
Less billings to date	(1,280)	(1,602)
Contract liabilities, net	$(548)	$(643)

The following amounts are included in the accompanying consolidated balance sheets under the following captions (in thousands):

	February 29,	February 28,
	2024	2023

Contract assets	$341	$280
Contract liabilities	(889)	(923)
Contract liabilities, net	$(548)	$(643)

As of February 29, 2024, and February 28, 2023, there were no production costs that exceeded the aggregate estimated cost of all in process and delivered units relating to contracts. Additionally, there were no claims outstanding that would affect the ultimate realization of full contract values. As of February 29, 2024 and February 28, 2023, there were no progress payments that had been netted against inventory.

Note 4. Notes Payable to Officers and Directors (Related Party Transactions)

In fiscal 2023, the Company increased borrowings by $926 thousand to fund working capital needs and owes an additional $256 thousand in Company rent that is due the CEO. The $1,384 thousand note contains no repayment terms and is classified as a current liability along with the $616 thousand rent owed.

In fiscal 2024, the Company increased borrowings by $760 thousand to fund working capital needs. The Company owed an additional $190 thousand in rent that was offset by the sale on December 1, 2023, of Lexel Imaging Systems, Inc. and Unicomp GA LLC by the reduction of $365 thousand for rent owed to Ordway properties in payment for those two businesses and by the $300 thousand owed by Lexel Imaging Systems to Honeyhill Properties, Inc, another company owned by the CEO. It was a liability on the books of Lexel Imaging Systems bought by Ordway properties, Inc. The net amount of rent owed to the CEO as of February 29, 2024, is $141 thousand. The $2,144 thousand note contains no repayment terms. The note payable and rent owed are included in the Company’s consolidated balance sheets as of February 29, 2024, as a notes payable to officers and directors and within accounts payable, respectively.

Note 5. Accrued Expenses and Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve for fiscal years 2024 and 2023. The Company provides no other guarantees.

	2024	2023
Balance at beginning of year	4	4
Warranty costs incurred	-	-
Balance at end of year	4	4

Accrued liabilities consisted of the following (in thousands):

	February 29, 2024	February 28, 2023

Accrued compensation and benefits	$472	$487
Accrued payroll taxes	11	19
Accrued commissions	266	16
Accrued property taxes	37	30
Accrued warranty	4	4
Accrued other	74	209
	$864	$765

Note 6. Stock Options

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

Information regarding the stock option plans is as follows:

	Number of Options (in thousands)	Average Exercise Price Per Share
Outstanding at March 1, 2022	200	$0.82
Granted	-	-
Forfeited or expired	-	-

Outstanding at February 28, 2023	200	$0.82
Granted	-	-
Forfeited or expired	-	-

Outstanding at February 29, 2024	200	$0.82

Options exercisable
February 28, 2023	200	$0.82
February 29, 2024	200	$0.82

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at February 29, 2024 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 29, 2024 (in thousands)	Weighted Average Exercise Price
$0.80	-	$1.00	200	4.0	$0.82	200	$0.82

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock. The Company calculates the historic volatility based on the weekly stock closing price, adjusted for dividends and stock splits. The fair value of the stock options is based on the stock price at the time the option is granted, the annualized volatility of the stock and the discount rate at the grant date. No options were granted in fiscal 2024 or 2023.

For the fiscal year ended February 29,2024, and February 28, 2023, there was no expense recognized on options as all options outstanding were fully vested.

Note 7. Income Taxes

The rate reconciliation related to income taxes differs from the amount computed by applying the federal statutory rate of 21% is as follows (in thousands):

	Fiscal Year Ended
	February 29, 2024	February 28, 2023

Statutory U.S. federal income tax rate	$154	$(212)
State income taxes, net of federal benefit	(29)	(30)
Valuation allowance	88	24
Other	(213)	218
Taxes at effective income tax rate	$-	$-

Significant components of the Company’s net deferred income tax assets consist of the following (in thousands):

	February 29,	February 28,
	2024	2023
Deferred tax assets (liabilities):
Federal net operating loss carry-forward	$4,707	$4,612
State net operating loss carry-forward	1,033	746
Federal tax credit carry-forward	318	318
Uniform capitalization costs	57	66
Accrued liabilities	17	17
Right of use assets	(43)	(85)
Lease liabilities	43	85
Basis difference of property, plant and equipment	(103)	(121)
Allowance for doubtful accounts	1	1
Amortization of intangibles	68	74
Other	(4)	(27)
Valuation allowance	(6,094)	(5,686)
Net deferred tax assets	$-	$-

Deferred tax assets have been reduced by a valuation allowance because, in the opinion of management, it is more likely than not that the Company’s deferred tax assets will not be realized. The Company has determined that a 100% valuation allowance is needed due to historical cumulative taxable net operating losses and the limited taxable income related to the carry back periods. The Company has available federal and state net operating loss carry forwards of $22.0 million and $23.6 million, respectively as of February 29, 2024. Net operating losses generated prior to taxable years beginning before January 1, 2018 may be carried forward and expire at various dates commencing in fiscal 2034, if not used. Net operating losses generated in taxable years beginning after December 31, 2017 and beginning before January 1, 2021 may be carried forward indefinitely. Net operating losses generated in taxable years beginning after December 31, 2020 may be carried for indefinitely but are limited to 80% of taxable income.

Note 8. Discontinued Operations

On December 1, 2023, the Company sold their wholly-owned subsidiaries Lexel Imaging Systems, Inc and Unicomp GA LLC to Ordway Properties LLC in a stock deal for $365,000. At the closing, the buyer paid the seller by the reduction of debt shown as rent payable owed by Video Display Corporation to Ordway Properties LLC. The Company recognized a gain on the sale of $370,000. Lexel Imaging Systems, Inc. had net sales of $0.7 million and a net loss of $0.6 million and Unicomp GA LLC had net sales of $0.7 million and a net loss of $0.2 million before the sale.

Both of these companies’ net sales, expenses and net losses are being shown as discontinued operations per ASC 205-20-45 “Reporting Discontinued Operations”. The assets, liabilities, operating losses and cash flows from these businesses are reflected as discontinued operations in the consolidated financial statements for all periods presented. The Company has reclassified results that were previously included in continuing operations as discontinued operations for these businesses.

	February 29, 2024	February 28, 2023

Net sales	$1,385	$2,478
Cost of goods sold	1,582	2,811
Gross profit	(197)	(333)

Operating expenses
Selling and delivery	-	(10)
General and administrative	533	752
	533	742
Operating loss	(730)	(1,075)

Other income (expense)
Other, net	75	329
	75	329
Loss from discontinued operations	$(655)	$(746)

The balance sheet of the discontinued operations is summarized below (in thousands):

	February 29,	February 28,
	2024	2023

Assets
Current Assets
Cash	$-	$39
Accounts receivable, less allowance for
Bad debts of $0 and $0, respectively	-	343
Inventories, net	-	1,224
Total current assets	-	1,606

Property, plant and equipment:
Buildings	-	82
Machinery and equipment	-	2,110
	-	2,192
Accumulated depreciation	-	(2,041)
Net property, plant and equipment	-	151

Other assets	-	127
Total assets	$-	$1,884

Liabilities
Current liabilities
Accounts payable	$-	$427
Accrued liabilities	-	331
Contract liabilities	-	51
Current lease liabilities	-	128
Total current liabilities	-	$937
Total liabilities	$-	$937

Note 9. Benefit Plan

The Company maintains a defined contribution plan that is available to all employees. The Company did not make a contribution in the fiscal year ended February 29, 2024 or February 28, 2023 to the Company’s 401(k) plan.

Note 10. Leases

Operating Leases

The Company leases its office space and manufacturing facilities and equipment under operating lease agreements. The base lease terms expire at various dates through 2025. While each of the leases include renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities. The Company has one finance lease.

Balance sheet information related to operating leases is as follows (in thousands):

	February 29, 2024	February 28, 2023
Operating lease right-of-use assets	$180	$354
Current portion of operating lease liabilities	$180	$185
Noncurrent portion of operating lease liabilities	-	169
Total operating lease liabilities	$180	$354

Rent expense totaled approximately $0.2 million for fiscal 2024 and $0.2 million for fiscal 2023. The Company did not have any variable lease costs or short-term lease costs for the years ended February 29, 2024 and February 28, 2023.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.2 for fiscal 2024 and $0.2 million for fiscal 2023. On September 9, 2021, the Company exercised an option to terminate the lease on its Tucker, Georgia location effective March 31, 2022. The terms of the option to terminate included prepaying the remaining rent through March 31, 2022, an additional penalty of three month’s rent and prepaying the property taxes for 2021 and for the first three months of 2022. The Company did not modify any existing operating leases or execute any new operating leases during the fiscal year ended February 28, 2024.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

	February 29, 2024	February 28, 2023
Weighted average remaining lease term (in years)	1.0	1.6
Weighted average discount rate	6%	6%

The following table summarizes the maturity of the Company’s operating lease liabilities as of February 29, 2024 (in thousands):

Fiscal Year	Amount

2025	$190
Total operating lease payments	$190
Less imputed interest	(10)
Total operating lease liabilities	$180

Financing Leases

The Company had one financing lease entered into on November 23, 2020 for Tempest testing equipment for $277,000. The lease expired on December 1, 2023 and the incremental borrowing rate on the lease is 12.5%.

Balance sheet information related to financing lease is as follows (in thousands):

	February 29, 2024	February 28, 2023
Machinery and equipment	$277	$277
Less: Accumulated depreciation	(277)	(208)
Machinery and equipment, net	$-	$69

Current portion of financing lease liabilities	$-	$74
Noncurrent portion of financing lease liabilities	-	-
Total financing lease liabilities	$-	$74

Related Party Leases

Included in the operating lease section above are leases for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC and Honeyhill Properties, LLC (entities which are controlled by the Company’s chief executive officer) under operating leases expiring at various dates through 2025. Rent expense under these leases totaled approximately $0.2 million in fiscal 2024 and $0.3 million in fiscal 2023.

Future minimum rental payments due under leases with related parties are as follows (in thousands):

Fiscal Year	Amount
2025	$190
$190

Note 11. Concentrations of Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, accounts receivable and historically investments prior to liquidation. At times, such cash in banks are in excess of the FDIC insurance limit.

The Company sells to a variety of domestic and international customers on an open-unsecured account basis, in certain cases requiring letters of credit. These customers principally operate in the medical, military, and avionics industries. The Company had direct and indirect net sales to the U.S. government, primarily the Department of Defense for training and simulation programs, which comprised approximately 86% and 51% of consolidated net sales in fiscal 2024 and 2023, respectively. Sales to foreign customers were 3% of consolidated net sales in fiscal 2024 and 8% of consolidated net sales in fiscal 2023. The Company had two customers who comprised more than 10% of the Company’s sales in fiscal year 2024 (53% and 12%).

The Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, by monitoring customers' credit exposure on a daily basis and requiring letters of credit for certain sales. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 12. Supplemental Cash Flow Information

	Fiscal Year Ended (in thousands)
	February 29,	February 28,
	2024	2023
Cash paid for:
Interest	$4	$15

Non-cash activity:	-	-

Selected Quarterly Financial Data (unaudited)

The following table sets forth selected quarterly consolidated financial data for the fiscal years ended February 29, 2024 and February 28, 2023, respectively. The summation of quarterly net income (loss) per share may not agree with annual net income (loss) per share due to rounding. Excludes discontinued operations:

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$1,934	$1,897	$1,728	$2,738
Gross profit (loss)	626	742	675	940
Net income (loss)	(166)	608	(106)	187
Basic net income (loss) per share	$(0.02)	$0.10	$(0.02)	$0.03
Diluted net income (loss) per share	$(0.02)	$0.10	$(0.02)	$0.03

	2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$2,124	$1,308	$1,156	$1,036
Gross profit	658	427	335	86
Net income (loss)	(107)	167	(422)	(885)
Basic net income (loss) per share	$(0.02)	$0.03	$(0.07)	$(0.15)
Diluted net income (loss) per share	$(0.02)	$0.03	$(0.07)	$(0.15)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (February 29, 2024). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures.  Based on their evaluation of the Company’s disclosure controls and procedures as of February 29, 2024, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of February 29, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 Framework) entitled "Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of February 29, 2024, our internal control over financial reporting was not effective due to a material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely basis.

The Company lacks accounting staff with the appropriate level of technical capabilities to perform the control activities in the financial statement close process with a sufficient level of precision. Specifically, management had not maintained effective controls over the financial reporting process, including management review controls over key disclosures and financial reporting schedules.

We are considering the extent of the procedures to implement in order to remediate the material weakness described above.

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

Change in Internal Control Over Financial reporting

Except for the material weakness identified during fiscal 2024, there was no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2024 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained in Video Display Corporation’s Proxy Statement to be filed within 120 days of the Company’s 2024 fiscal year end (the “2024 Proxy Statement”), with respect to directors and executive officers of the Company under the headings “Election of Directors” and “Executive Officers”, is incorporated herein by reference in response to this item; provided, however, that the information contained in the 2024 Proxy Statement under the heading “Compensation and Stock Option Committee Report” or under the heading “Performance Graph” shall not be incorporated herein by reference.

Item 11. Executive Compensation.

The information contained in the 2024 Proxy Statement under the heading, “Executive Compensation and Other Benefits”, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the 2024 Proxy Statement under the headings “Common Stock Ownership” and “Executive Compensation and Other Benefits”, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained in the 2024 Proxy Statement under the heading, “Transactions with Affiliates”, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services.

The information contained in the 2024 Proxy Statement under the heading, “Audit Fees and All Other Fees” is incorporated herein by reference in response to this item.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 29, 2024, and February 28, 2023.

Consolidated Statements of Operations - Fiscal Years Ended February 29, 2024, and February 28, 2023.

Consolidated Statements of Shareholders' Equity (Deficit) – Fiscal Years Ended February 29, 2024, and February 28, 2023.

Consolidated Statements of Cash Flows - Fiscal Years Ended February 29, 2024, and February 28, 2023.

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

Date: July 2, 2024	VIDEO DISPLAY CORPORATION

	By:	/s/ Ronald D. Ordway
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

Signature -Name	Capacity	Date

/s/ Ronald D. Ordway	Chief Executive Officer,	July 2, 2024
Ronald D. Ordway	Treasurer and Director
(Principal Executive Officer)

/s/ Gregory L. Osborn	Chief Financial Officer and Director	July 2, 2024
Gregory L. Osborn	(Principal Financial Officer)