Form 10-Q
period 2024-05-31
VIDEO DISPLAY CORP
filed 2024-07-18
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2024.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☑
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

As of May 31, 2024, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

Index

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	May 31,	February 29,
	2024	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$63	$169
Accounts receivable, less allowance for doubtful accounts of $3 and $3	746	747
Inventories, net	2,247	2,566
Contract assets	543	341
Prepaid expenses and other current assets	92	63
Total current assets	3,691	3,886

Property, plant, and equipment
Buildings	753	753
Construction in progress	9	9
Machinery and equipment	3,515	3,515
	4,277	4,277
Accumulated depreciation	(3,638)	(3,604)
Net property, plant, and equipment	639	673

Right of use assets under operating leases	135	180
Total assets	$4,465	$4,739

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	May 31,	February 29,
	2024	2024
	(unaudited)
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable (including related party payables of $188 and $141; Note 5)	$864	$927
Accrued liabilities	837	864
Contract liabilities	734	889
Note payable to officers and directors, current (Note 5)	2,344	2,144
Current operating lease liability	135	180
Total current liabilities	4,914	5,004

Long-term liability	146	146
Total liabilities	5,060	5,150

Shareholders’ Equity (Deficit)
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at May 31, 2024, and February 29, 2024	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	8,113	8,297
Treasury stock, shares at cost; 3,854 at May 31, 2024 and February 29, 2024	(16,282)	(16,282)
Total shareholders’ equity (deficit)	(595)	(411)
Total liabilities and shareholders’ equity (deficit)	$4,465	$4,739

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,
	2024	2023
Net sales	$1,835	$1,934
Cost of goods sold	1,219	1,307
Gross profit	616	627

Operating expenses
Selling and delivery	183	84
General and administrative	617	709
	800	793
Operating loss	(184)	(166)

Other income (expense)
Interest expense, net	-	(2)
Other, net	-	2
Total other income, net	-	-
Loss from continuing operations before income taxes	(184)	(166)
Income tax expense	-	-
Net loss from continuing operations	$(184)	$(166)
Loss from discontinued operations, net of income taxes	-	(131)
Net loss	$(184)	$(297)

Net loss per share:
Net loss per share continuing operations-basic	$(0.03)	$(0.03)
Net loss per share continuing operations-diluted	$(0.03)	$(0.03)

Net loss per share discontinued operations-basic	-	$(0.02)
Net loss per share discontinued operations-diluted	-	$(0.02)
Net loss per share total	$(0.03)	$(0.05)
Basic weighted average shares outstanding	5,878	5,878
Diluted weighted average shares outstanding	5,878	5,878

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

Three Months Ended May 31, 2024 and 2023 (unaudited)

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity (Deficit)

Balance, March 1, 2024	5,878	$7,293	$281	$8,297	$(16,282)	$(411)

Net loss	-	-	-	(184)	-	(184)
Balance, May 31, 2024 (unaudited)	5,878	$7,293	$281	$8,113	$(16,282)	$(595)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity (Deficit)

Balance, March 1, 2023	5,878	$7,293	$281	$8,429	$(16,282)	$(279)

Net loss	-	-	-	(297)	-	(297)
Balance, May 31, 2023 (unaudited)	5,878	$7,293	$281	$8,132	$(16,282)	$(576)

* Common Shares are shown net of Treasury Shares

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended May 31,
	2024	2023
Operating Activities
Net loss	$(184)	$(297)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Loss from discontinued operations, net of tax	-	131
Depreciation expense	34	47
Non -cash lease cost	45	43
Changes in working capital items:
Accounts receivable	1	186
Inventories	319	(280)
Prepaid expenses and other assets	(29)	(66)
Contract assets	(202)	165
Operating lease liabilities	(45)	(43)
Contract liabilities	(155)	(508)
Accounts payable and accrued liabilities	(90)	471
Net cash used in operating activities of continuing operations	(306)	(151)

Investing Activity
Capital expenditures	-	(3)
Net cash used in investing activity of continuing operations	-	(3)

Financing Activities
Repayments on lease financing	-	(24)
Proceeds from loans with officers and directors	200	80
Net cash provided by financing activities of continuing operations	200	56

Discontinued Operations
Operating activities	-	(70)
Investing activities	-	10
Financing activities	-	-
Net cash provided by (used in) discontinued operations	-	(60)

Net change in cash and cash equivalents	(106)	(158)
Cash and cash equivalents, beginning of year	169	361
Cash and cash equivalents, end of period	$63	$203

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
May 31, 2024

Note 1. – Basis of Presentation of Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Video Display Corporation and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 29, 2024, has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of May 31, 2024, and for the three months ended, May 31, 2024, and 2023, have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2024, are not necessarily indicative of the results that may be expected for the year ending February 28, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form 10-K for the year ended February 29, 2024, filed with the SEC on July 3, 2024.

Note 2. – Going Concern, Banking & Liquidity

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the three-month period ending May 31, 2024, primarily due to insufficient revenues in the Company. The Company also had a decrease in liquid assets for the three- month period primarily as a result of the lack of revenue. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five-year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2024, and February 29, 2024:

	May 31, 2024	February 29, 2024

Working capital	$(1,223)	$(1,118)
Liquid assets	$63	$169

The Company has intensified its marketing efforts for ruggedized displays, specialized displays, ruggedized cameras, and simulation products to boost revenue. New products in the ruggedized category have been developed and are currently under development, including a new ruggedized camera, HMI displays, and an upgraded 6.4-inch communication display for the U.S. Navy. The Company has received orders for all three products. Production of these three new products will commence in the next quarters. Additionally, the Company continues to streamline its operations and is focused on increasing revenues through other initiatives. These initiatives include enhancing sales and marketing efforts, targeting repeat business, and have hired an experienced Simulation Business Development Manager, increasing customer visits, participating in trade shows, and conducting email marketing campaigns to promote its product lines.

In order, to assist funding operating activity, the Company’s CEO loaned an additional $200,000 to the company during the first quarter of fiscal year 2025. There is no line of credit outstanding or other financing currently in place other than the note payable with the Company CEO with a balance of $2,343,918. There are no repayment terms related to the loan, however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheet as of May 31, 2024.

Video Display Corporation and Subsidiaries
May 31, 2024

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

Note 4. – Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	May 31,	February 29,
	2024	2024

Raw materials	$1,005	$1,317
Work-in-process	621	628
Finished goods	621	621
	$2,247	$2,566

Video Display Corporation and Subsidiaries
May 31, 2024

Note 5. – Note Payable to Officers and Directors (Related Party Transactions)

The Company increased borrowings by $200 thousand to fund working capital needs and owes an additional $47 thousand in Company rent for the quarter ending May 31, 2024, that is due to the CEO. The $2,344 thousand note contains no repayment terms and is expected to be repaid in fiscal 2025 along with the $188 thousand in rent owed. The note payable and rent owed are included in the Company’s consolidated balance sheets as of May 31, 2024, as a note payable to officers and directors and within accounts payable, respectively.

Note 6. – Leases

Operating Leases

The Company leases its office space and manufacturing facilities under an operating lease agreement. The base lease term expires in 2025. While the lease includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities.

Balance sheet information related to the operating lease is as follows (in thousands):

	May 31, 2024	February 29, 2024
Assets
Operating lease right-of-use assets	$135	$180
Liabilities
Current portion of operating lease liability	$135	$180
Total operating lease liability	$135	$180

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $47 thousand for the three months ended May 31, 2024, and $47 thousand for the three months ended May 31, 2023.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $47 thousand for the three months ended May 31, 2024, and $47 thousand for the three months ended May 31, 2023. The Company did not modify any existing leases or execute any new leases during the three months ended May 31, 2024.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

	May 31, 2024	February 29, 2024
Weighted average remaining lease term (years)	0.7	1.0
Weighted average discount rate	6%	6%

The following table summarizes the maturity of the Company’s operating lease liabilities as of May 31, 2024 (in thousands):

FY2025	$142
Total operating lease payments	142
Less imputed interest	(7)
Total operating lease liabilities	$135

Video Display Corporation and Subsidiaries
May 31, 2024

Included above is a lease for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC., (entity is controlled by the Company’s chief executive officer) under operating lease expiring in 2025. Lease costs under this lease totaled approximately $47 thousand for the three months ended May 31, 2024, and $47 thousand for the three months ended May 31, 2023.

Note 7. – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months
	Ended May 31,
	2024	2023
Cash paid for:
Interest	$-	$2

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended May 31, 2024, and 2023 (in thousands, except per share data):

		Weighted
		Average	Loss
	Net	Common Shares	Per
	Loss	Outstanding	Share
Three months ended May 31, 2024
Basic	$(184)	5,878	$(0.03)
Effect of dilution:
Options	-	-	-
Diluted	$(184)	5,878	$(0.03)

Three months ended May 31, 2023
Basic – continuing operations	$(166)	5,878	$(0.03)
Diluted – continuing operations	(166)	5,878	(0.03)

Basic – discontinued operations	(131)	5,878	(0.02)
Diluted – discontinued operations	(131)	5,878	(0.02)

Basic - total	$(297)	5,878	$(0.05)
Diluted – total	$(297)	5,878	$(0.05)

Video Display Corporation and Subsidiaries
May 31, 2024

Stock options, debentures, and other liabilities convertible into 140,000 shares, of the Company’s common stock were anti-dilutive and, therefore, were excluded from the May 31, 2024, and 2023 diluted earnings (loss) per share calculations. For the three-month period ended May 31, 2024, and May 31, 2023, there was no expense related to share-based compensation as all options were fully vested. No options were granted for the three-month period ending May 31, 2024, or for the three -month period ended May 31, 2023.

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

For the quarter ending May 31, 2024, and May 31, 2023, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company on May 31, 2024.

Note 9. – Income Taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the three- month period ending May 31, 2024, and May 31, 2023. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

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

Both of these companies’ net sales, expenses and net losses are being shown as discontinued operations per ASC 205-20-45 “Reporting Discontinued Operations”. The operating losses and cash flows from these businesses are reflected as discontinued operations in the consolidated financial statements for all periods presented. The Company has reclassified results that were previously included in continuing operations as discontinued operations for these businesses.

The summarized financial information for discontinued operations for the three months ended May 31, 2023, is as follows:

Three months ending May, 2023

Net sales	$626
Cost of goods sold	584
Gross profit	42
Operating expenses
General and administrative	183
Total operating expenses	183

Operating (loss) from discontinued operations	(141)

Other income, net	10

Loss from discontinued operations	$(131)

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
May 31, 2024

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited interim condensed consolidated financial statements and with the Company's 2024 Annual Report to Shareholders, which included audited consolidated financial statements and notes thereto as of and for the fiscal year ended February 29, 2024, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced display products and systems, from basic components to turnkey systems, for government, military, aerospace, medical, industrial, and commercial organizations. The Company is comprised of one segment - the manufacturing and distribution of displays and display components. The Company is organized into two interrelated operations aggregated into one reportable segment.

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

During fiscal 2025, management of the Company is focusing key resources on strategic efforts to grow its business through internal sales of the Company’s more profitable product lines and reduce expenses in all areas of the business to bring its cost structure in line with the current size of the business. Challenges facing the Company during these efforts include:

Liquidity – The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the three-month period ending May 31, 2024, primarily due to insufficient revenues in the Company. The Company also had a decrease in liquid assets for the three-month period primarily as a result of the lack of revenue. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five-year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2024, and February 29, 2024:

	May 31, 2024	February 29, 2024

Working capital	$(1,223)	$(1,118)
Liquid assets	$63	$169

The Company has intensified its marketing efforts for ruggedized displays, specialized displays, ruggedized cameras, and simulation products to boost revenue. New products in the ruggedized category have been developed and are currently under development, including a new ruggedized camera, HMI displays, and an upgraded 6.4-inch communication display for the U.S. Navy. The Company has received orders for all three products. Production of these three new products will commence in the next quarters. Additionally, the Company continues to streamline its operations and is focused on increasing revenues through other initiatives. These initiatives include enhancing sales and marketing efforts, targeting repeat business, and have hired an experienced Simulation Business Development Manager, increasing customer visits, participating in trade shows, and conducting email marketing campaigns to promote its product lines.

Video Display Corporation and Subsidiaries
May 31, 2024

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

Results of Operations

The following table sets forth, for the three months ended May 31, 2024, and 2023, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales (amounts in thousands):

	Three Months
	Ended May 31,
	2024			2023
	Amount	%		Amount	%
Net Sales
Simulation and Training (VDC Display Systems)	1,827	99.6%		1,851	95.7%
Cyber Secure Products (AYON Cyber Security)	8	0.4		83	4.3
Total net sales	1,835	100.0%		1,934	100.0%
Costs and expenses
Cost of goods sold	1,219	66.4%		1,307	67.6%
Selling and delivery	183	10.0		84	4.3
General and administrative	617	33.6		709	36.7
	2,019	110.0%		2,100	108.6%

Operating loss from continuing operations	(184)	(10.0)%		(166)	(8.6)%

Interest (expense), net	-	0.0%		(2)	(0.1)%
Other income, net	-	0.0		2	0.1
Loss from continuing operations before income taxes	(184)	(10.0	) %	(166)	(8.6	) %
Income tax expense	-	-		-	-
Net loss from continuing operations	(184)	(10.0)%		(166)	(8.6)%
Loss from discontinued operations, net of income taxes	-	-%		(131)	(6.8)%
Net loss	(184)	(10.0)%		(297)	(15.4)%

Video Display Corporation and Subsidiaries
May 31, 2024

Net sales

Consolidated net sales decreased 5.1% for the three months ended May 31, 2024, compared to the three months ended May 31, 2023. The Company’s display division decreased 1.3% for the three months ended May 31, 2024, compared to the previous year three months ended May 31, 2023 due to customer delays. The Company’s AYON Cyber Security division decreased 90.7% for the three months ended May 31, 2024, or $75 thousand compared to the same three months last year. Scheduling delays and equipment issues were the primary causes for the decreased revenue. The division is primarily doing service work and testing for customers.

Gross margins

Consolidated gross margins increased as a percentage to sales (33.6% from 32.4%) but decreased in actual dollars by $11 thousand due to lower sales for the three months ended May 31, 2024 compared to the three months ended May 31, 2023.

The VDC Display Systems division gross margin percentage to sales and gross margin dollars were equivalent compared to last year for the quarter ended May 31, 2024. VDC Display Systems sales and gross margins were affected by delay in some orders due to customer request and on parts needed to complete orders.

The AYON Cyber Security division had negative gross margins of $1 thousand on service business. The gross margin percentage was a negative 11.3% for the period ended May 31, 2024, compared to 13.1% for the same quarter last year.

Operating expenses

Operating expenses increased by 0.9% or $7 thousand for the three months ended May 31, 2024, compared to the three months ended May 31, 2023. The increase was due to the increased costs in selling expenses, primarily employee and contractor commissions. The Company reduced costs in administrative expenses, primarily in outside engineering contract expense.

Interest expense

There was not any interest expense for the quarter ended May 31, 2024, compared to $2 thousand for the quarter ended May 31, 2023. The interest expense was on the lease of TEMPEST equipment which was completed on December 1, 2023.

Other Income/Expense

For the three months ended May 31, 2024, the Company did not have any other income. For the three months ended May 31, 2023, the Company had $2 thousand for insurance audit refund.

Income taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the three- month period ending May 31, 2024, and May 31, 2023. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

Video Display Corporation and Subsidiaries
May 31, 2024

Liquidity and Capital Resources

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the three-month period ending May 31, 2024, primarily due to insufficient revenues in the Company. The Company did have a decrease in liquid assets for the three-month period primarily as a result of the lack of revenue. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five-year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of May 31, 2024, and February 29, 2024:

	May 31, 2024	February 29, 2024

Working capital	$(1,223)	$(1,118)
Liquid assets	$63	$169

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

Cash used in operations for the quarter ended May 31, 2024, was $0.3 million. Adjustments to net loss were $0.1 million for depreciation and non-cash lease costs. Changes in working capital were $0.2 million and primarily relate to a change in contract assets of $0.2 million, a change in contract liabilities of $0.2 million, a change in accounts payable of $0.1 million, offset by a change in inventory of $0.3 million. Cash used in operations for the quarter ended May 31, 2023 was $0.2 million.

There was no net investing activity for the period ended May 31, 2024. Investing activities included $10 thousand of proceeds from disposal of equipment for the period ended May 31, 2023, from discontinued operations.

Financing activities provided $0.2 million from proceeds from borrowings from the Company CEO for the period ended May 31, 2024. Financing activities provided $0.1 million for the period ended May 31, 2023, from proceeds from additional borrowing from the Company’s CEO.

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

For the quarter ending May 31, 2024, and May 31, 2023, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company at May 31, 2024.

Video Display Corporation and Subsidiaries
May 31, 2024

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of May 31, 2024, the Company has established a valuation allowance of $6.4 million on the Company’s deferred tax assets.

Video Display Corporation and Subsidiaries
May 31, 2024

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At May 31, 2024, the Company did not record any liabilities for uncertain tax positions.

Forward-Looking Information and Risk Factors

This report contains forward-looking statements and information that is based on management’s beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “intends,” “will,” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. These risks and uncertainties, which are included under Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024 could cause actual results to differ materially.

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

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2024. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to an unremediated material weakness in our internal control over financial as set forth below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management concluded that, as of May 31, 2024, a material weakness existed in our internal control over financial reporting.

Our material weakness related to the following control deficiency:

The Company lacks accounting staff with the appropriate level of technical abilities to perform the control activities in the financial statement close process with a sufficient level of precision. Specifically, management had not maintained effective controls over the financial reporting process, including management review controls over key disclosures and financial reporting schedules.

Video Display Corporation and Subsidiaries
May 31, 2024

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management is committed to maintaining a strong internal control environment and is in the process of implementing control deficiency remediation efforts which includes retraining and hiring additional resources to assist with the financial reporting process. The Company believes that these remediation efforts will represent improvements in the related controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

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
May 31, 2024

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Information regarding risk factors appears under the caption Forward-Looking Information and Risk Factors in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2024. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

VIDEO DISPLAY CORPORATION

July 18, 2024	By:	/s/	Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

July 18, 2024	By:	/s/	Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer