Form 10-Q
period 2024-08-31
VIDEO DISPLAY CORP
filed 2024-10-15
CIK 758743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2024.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 31, 2024, the registrant had 5,878,290 shares of Common Stock outstanding.

Video Display Corporation and Subsidiaries

Index

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1 – FINANCIAL STATEMENTS

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	August 31,	February 29,
	2024	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$258	$169
Accounts receivable, less allowance for doubtful accounts of $3 and $3	346	747
Inventories, net	2,161	2,566
Contract assets	255	341
Prepaid expenses and other current assets	122	63
Total current assets	3,142	3,886

Property, plant, and equipment
Buildings	753	753
Construction in progress	9	9
Machinery and equipment	3,515	3,515
	4,277	4,277
Accumulated depreciation	(3,671)	(3,604)
Net property, plant, and equipment	606	673

Right of use assets under operating leases	89	180
Total assets	$3,837	$4,739

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Balance Sheets (unaudited) (continued)

(in thousands)

	August 31,	February 29,
	2024	2024
	(unaudited)
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable (including related party payables of ($236 and $141; Note 5)	$763	$927
Accrued liabilities	817	864
Contract liabilities	439	889
Note payable to officers and directors, current (Note 5)	2,344	2,144
Current operating lease liability	89	180
Total current liabilities	4,452	5,004

Long-term liability	146	146
Total liabilities	4,598	5,150

Shareholders’ Equity (Deficit)
Preferred stock, no par value – 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value – 50,000 shares authorized; 9,732 issued and 5,878 outstanding at August 31, 2024, and February 29, 2024	7,293	7,293
Additional paid-in capital	281	281
Retained earnings	7,947	8,297
Treasury stock, shares at cost; 3,854 at August 31, 2024 and February 29, 2024	(16,282)	(16,282)
Total shareholders’ equity (deficit)	(761)	(411)
Total liabilities and shareholders’ equity (deficit)	$3,837	$4,739

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Net sales	$1,569	$1,897	$3,404	$3,831

Cost of goods sold	983	1,155	2,202	2,462

Gross profit	586	742	1,202	1,369

Operating expenses
Selling and delivery	167	149	350	233
General and administrative	585	626	1,202	1,335
	752	775	1,552	1,568

Operating loss	(166)	(33)	(350)	(199)

Other income (expense)
Interest income (expense), net	-	(1)	-	(3)
Other, net	-	522	-	524
Total other income, net	-	521	-	521

Profit/loss from continuing operations before income taxes	(166)	488	(350)	322

Income tax expense	-	-	-	-

Net profit/loss from continuing operations	$(166)	$488	$(350)	$322
Loss from discontinued operations, net of tax	-	(287)	-	(418)
Net profit/loss	$(166)	$201	$(350)	$(96)

Net loss per share:
Net income (loss) per share continuing operations - basic	$(0.03)	$0.08	$(0.06)	$0.05

Net income (loss) per share continuing operations - diluted	$(0.03)	$0.08	$(0.06)	$0.05

Net loss per share discontinued operations-basic	-	$(0.05)	-	$(0.07)
Net loss per share discontinued operations-diluted	-	$(0.05)	-	$(0.07)
Net profit/loss per share total	$(0.03)	$0.03	$(0.06)	$(0.02)

Basic weighted average shares outstanding	5,878	5,878	5,878	5,878
Diluted weighted average shares outstanding	5,878	5,935	5,878	5,935

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries

Interim Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

Three and Six Months Ended August 31, 2024 and 2023 (unaudited)

(in thousands)

	Common Shares*	Share Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity (Deficit)

For the Three Months Ended August 31, 2024
Balance, May 31, 2024 (unaudited)	5,878	$7,293	$281	$8,113	$(16,282)	$(595)
Net loss	-	-	-	(166)	-	(166)
Balance, August 31, 2024 (unaudited)	5,878	$7,293	$281	$7,947	$(16,282)	$(761)

For the Six Months Ended August 31, 2024
Balance, March 1, 2024 (audited)	5,878	$7,293	$281	$8,297	$(16,282)	$(411)
Net loss	-	-	-	(350)	-	(350)
Balance, August 31, 2024 (unaudited)	5,878	$7,293	$281	$7,947	$(16,282)	$(761)

For the Three Months Ended August 31, 2023
Balance, May 31, 2023 (unaudited)	5,878	$7,293	$281	$8,132	$(16,282)	$(576)
Net income	-	-	-	201	-	201
Balance, August 31, 2023 (unaudited)	5,878	$7,293	$281	$8,333	$(16,282)	$(375)

For the Six Months Ended August 31, 2023
Balance, March 1, 2023 (audited)	5,878	$7,293	$281	$8,429	$(16,282)	$(279)
Net loss	-	-	-	(96)	-	(96)
Balance, August 31, 2023 (unaudited)	5,878	$7,293	$281	$8,333	$(16,282)	$(375)

*Common shares are shown net of Treasury Shares

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
Interim Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended August 31,
	2024	2023
Operating Activities
Net loss	$(350)	$(96)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations, net of tax	-	418
Depreciation expense	67	92
Non cash lease cost	91	86
Changes in working capital items:
Accounts receivable	401	(1,307)
Inventories	405	(592)
Prepaid expenses and other assets	(59)	137
Contract assets	86	229
Operating lease liabilities	(91)	(86)
Contract liabilities	(450)	377
Accounts payable and accrued liabilities	(211)	223
Net cash used in operating activities	(111)	(519)

Investing Activities
Capital expenditures	-	(33)
Net cash used in investing activities	-	(33)

Financing Activities
Repayments on lease financing	-	(48)
Proceeds from loans with officers and directors	200	630
Net cash provided by financing activities	200	582

Discontinued Operations
Operating activities	-	(241)
Investing activities	-	60
Financing activities	-	-
Net cash used in discontinued operations	-	(181)

Net change in cash and cash equivalents	89	(151)
Cash and cash equivalents, beginning of year	169	361
Cash and cash equivalents, end of period	$258	$210

The accompanying notes are an integral part of these interim condensed consolidated statements.

Video Display Corporation and Subsidiaries
August 31, 2024

Note 1. – Basis of Presentation of Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Video Display Corporation and its subsidiaries (“Video Display,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated balance sheet as of February 29, 2024 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements as of, and for the three and six months ended, August 31, 2024 and 2023 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2024, are not necessarily indicative of the results that may be expected for the year ending February 28, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Video Display’s Annual Report on Form 10-K for the year ended February 29, 2024, filed with the SEC on July 3, 2024.

Note 2. – Going Concern, Banking & Liquidity

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the six-month period ending August 31, 2024, primarily due to insufficient revenues in the Company. The Company also had an increase in liquid assets for the six month period primarily as a result of proceeds from loans from the Company’s CEO, offset by negative cash flows from operations due to a lack of revenue. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five -year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2024, and February 29, 2024:

	August 31, 2024	February 29, 2024

Working capital	$(1,310)	$(1,118)
Liquid assets	$258	$169

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

In order, to assist funding operating activity, the Company’s CEO loaned an additional $200,000 to the company during the first six months of fiscal year 2025. There is no line of credit outstanding or other financing currently in place other than the note payable with the Company CEO with a balance of $2,343,918. There are no repayment terms related to the loan, however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheet as of August 31, 2024.

Video Display Corporation and Subsidiaries
August 31, 2024

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

Note 3. – Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This guidance is effective for annual reporting periods beginning after December 15, 2022, for smaller reporting companies, with early adoption permitted. This standard was effective for the Company as of March 1, 2023, and there was no impact on the financial statements at adoption.

Note 4. - Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	August 31,	February 29,
	2024	2024

Raw materials	$918	$1,317
Work-in-process	622	628
Finished goods	621	621
	$2,161	$2,566

Video Display Corporation and Subsidiaries
August 31, 2024

Note 5. – Note Payable to Officers and Directors (Related Party Transactions)

The Company increased borrowings by $200 thousand to fund working capital needs and owes an additional $95 thousand in Company rent for the six months ending August 31, 2024, that is due to the CEO. The $2,344 thousand note contains no repayment terms and is expected to be repaid in fiscal 2025 along with the $236 thousand in rent owed. The note payable and rent owed are included in the Company’s condensed consolidated balance sheet as of August 31, 2024 as a note payable to officers and directors and within accounts payable, respectively.

Note 6. – Leases

Operating Leases

The Company leases its office space and manufacturing facilities under an operating lease agreement. The base lease terms expire during 2025.  While the lease includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities.

Balance sheet information related to operating lease is as follows (in thousands):

	August 31, 2024	February 29, 2024
Assets
Operating lease right-of-use assets	$89	$180
Liabilities
Current portion of operating lease liabilities	$89	$180
Total operating lease liabilities	$89	$180

Operating lease costs are included in Cost of goods sold in the Company’s condensed consolidated statements of operations and totaled approximately $47 thousand for the three months ended August 31, 2024, and August 31, 2023, and $95 thousand for the six months ended August 31, 2024, and August 31, 2023.

Cash paid for amounts included in the measurement of operating lease liabilities was approximately $47 thousand for the three months ended August 31, 2024, and August 31, 2023, and $95 thousand for the six months ended August 31, 2024, and August 31, 2023. The Company did not modify the existing lease or execute any new leases during the three months ended August 31, 2024.

Weighted average information associated with the measurement of the Company’s remaining operating lease obligations is as follows:

	August 31, 2024	February 29, 2024
Weighted average remaining lease term (in years)	0.5	1.0
Weighted average discount rate	6%	6%

Video Display Corporation and Subsidiaries
August 31, 2024

The following table summarizes the maturity of the Company’s operating lease liabilities as of August 31, 2024 (in thousands):

FY2025	$95
Total operating lease payments	95
Less imputed interest	(6)
Total operating lease liabilities	$89

Included above is a lease for manufacturing and warehouse facilities leased from Southeast Metro Savings, LLC., (entity is controlled by the Company’s chief executive officer) under operating lease expiring in 2025. Lease costs under this lease totaled approximately $47 thousand for the three months ended August 31, 2024 and August 31, 2023, and $95 thousand for the six months ended August 31, 2024 and August 31, 2023.

Note 7 . – Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months
	Ended August 31,
	2024	2023
Cash paid for:
Interest	$-	$3

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six month periods ended August 31, 2024, and 2023 (in thousands, except per share data):

		Weighted	Earnings
		Average	(Loss)
	Net Income	Common Shares	Per
	(Loss)	Outstanding	Share
Three months ended August 31, 2024
Basic	$(166)	5,878	$(0.03)
Effect of dilution:
Options	-	-	-
Diluted	$(166)	5,878	$(0.03)

Three months ended August 31, 2023
Basic – continuing operations	$488	5,878	$0.08
Diluted – continuing operations	488	5,935	0.08

Basic – discontinued operations	(287)	5,878	(0.05)
Diluted – discontinued operations	(287)	5,935	(0.05)

Basic -total	201	5,878	0.03
Diluted - total	$201	5,935	$0.03

Video Display Corporation and Subsidiaries
August 31, 2024

		Weighted
		Average	Earnings (Loss)
	Net	Common Shares	Per
	Income (Loss)	Outstanding	Share
Six months ended August 31, 2024
Basic	$(350)	5,878	$(0.06)
Effect of dilution:
Options	-	-	-
Diluted	$(350)	5,878	$(0.06)

Six months ended August 31, 2023
Basic – continuing operations	$322	5,878	$0.05
Diluted – continuing operations	322	5,935	0.05

Basic – discontinued operations	(418)	5,878	(0.07)
Diluted – discontinued operations	(418)	5,935	(0.07)

Basic – total	(96)	5,878	(0.02)
Diluted - total	$(96)	5,935	$(0.02)

Stock options, convertible into 140,000 shares of the Company’s common stock were anti-dilutive and, therefore, were excluded for the six months ended August 31, 2024, diluted loss per share calculations. For the three-month and six -month periods ended August 31, 2024, and August 31, 2023, there was no expense related to share-based compensation as all options were fully vested. No options were granted for the six- month period ending August 31, 2024, or for the six -month period ended August 31, 2023.

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

For the six-months ending August 31, 2024, and August 31, 2023, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company on August 31, 2024.

Video Display Corporation and Subsidiaries
August 31, 2024

Note 9. – Income Taxes

Due to the Company’s overall and historical net loss position, no income tax expense was reported for the six- month period ending August 31, 2024, and August 31, 2023. Due to continued losses reported by the Company, a full valuation allowance was allocated to the deferred tax asset created by these losses.

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

The summarized financial information for discontinued operations for the three months and six months ended August 31, 2023, is as follows:

	Three months ending August 31, 2023	Six months ending August 31, 2023

Net sales	$469	$1,095
Cost of goods sold	623	1,206
Gross loss	(154)	(111)
Operating expenses
General and administrative	184	367
Total operating expenses	184	367

Operating (loss) from discontinued operations	(338)	(478)

Other income, net	51	60

Loss from discontinued operations	(287)	(418)

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
August 31, 2024

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

Liquidity –

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the six-month period ending August 31, 2024, primarily due to insufficient revenues in the Company. The Company also had an increase in liquid assets for the six month period primarily as a result of proceeds from loans from the Company’s CEO, offset by negative cash flows from operations due to a lack of revenue. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five -year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2024, and February 29, 2024:

	August 31, 2024	February 29, 2024

Working capital	$(1,310)	$(1,118)
Liquid asset	$258	$169

Video Display Corporation and Subsidiaries
August 31, 2024

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

In order, to assist funding operating activity, the Company’s CEO loaned an additional $200 thousand to the company during the first six months of fiscal year 2025. There is no line of credit outstanding or other financing currently in place other than the note payable with the Company CEO with a balance of $2,343,918. There are no repayment terms related to the loan, however, the Company plans to repay the note within the next twelve months and therefore has classified the loan as a current liability on the condensed consolidated balance sheets as of August 31, 2024.

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

Results of Operations

The following table sets forth, for the three and six months ended August 31, 2024, and 2023, the percentages that selected items in the Interim Condensed Consolidated Statements of Operations bear to total sales (amounts in thousands):

	Three Months			Six Months
	Ended August 31,			Ended August 31,
	2024		2023	2024		2023
Net Sales
Simulation and Training (VDC Display Systems)	86.4%		87.2%	93.5%		91.5%
Cyber Secure Products (AYON Cyber Security)	13.6		12.8	6.5		8.5
Total net sales	100.0%		100.0%	100.0%		100.0%
Costs and expenses
Cost of goods sold	62.6%		60.9%	64.7%		64.3%
Selling and delivery	10.7		7.8	10.3		6.1
General and administrative	37.2		33.0	35.3		34.8
	110.5%		101.7%	110.3%		105.2%

Operating loss	(10.5)%		(1.7)%	(10.3)%		(5.2)%

Interest income (expense), net	-%		(0.1)%	-%		(0.1)%
Other income (expense), net	-		27.5	-		13.7
Income (loss) before income taxes	(10.5	) %	25.7%	(10.3	) %	8.4%
Income tax expense	-		-	-		-
Net income (loss) from continuing operations	(10.5)%		25.7%	(10.3)%		8.4%
Loss from discontinued operations	-%		(15.2)%	-%		(10.9)%
Net loss	(10.5)%		10.5%	(10.3)%		(1.5)%

Video Display Corporation and Subsidiaries
August 31, 2024

Net sales

Consolidated net sales decreased 11.1% for the six months ended August 31, 2024, and decreased 17.3% for the three months ended August 31, 2024, compared to the six months and three months ended August 31, 2023. The Company’s display division decreased 9.2% for the six months ended August 31, 2024, and decreased 18.0% for three months ended August 31, 2024, due to new design time needed for two new products and a redesign on a product for another customer and material delays on other orders. The Company’s AYON Cyber Security division decreased 32.2% for the six months ended August 31, 2024, and decreased 12.2% for the three months ended August 31, 2024, compared to the six months and three months ended August 31, 2023. Redesign delays and TEMPEST testing issues were the primary causes for the decreased revenue. The division had other orders that were scheduled to ship during the quarter and will be completed and shipped in the next quarter.

Gross margins

Consolidated gross margins decreased as a percentage to sales (35.3% from 35.7%) but decreased in actual dollars by $166 thousand due to lower sales for the six months ended August 31,2024, and decreased as a percentage to sales (37.4% from 39.1%) for the three months ended August 31, 2024, compared to the six and three months ended August 31, 2023.

The VDC Display Systems division gross margin percentage to sales increased from 35.0% to 36.6% and increased from 36.2% to 39.6% for the six months and three months ended August 31, 2024, compared to the six months and three months ended August 31, 2023. VDC Display Systems gross margins dollars decreased due to lower sales, affected by delay in some orders due to redesign, new product design time and delays on parts needed to complete orders.

The AYON Cyber Security division had lower gross margin dollars and as a percent to sales for both the six months and three months ended August 31, 2024, compared to the six months and three months ended August 31,2023. The division gross margins were affected by the product mix. This year had more product sales versus service sales which reduces the gross margin due to material costs of the products.

Operating expenses

Operating expenses decreased by 1.0% or $16 thousand for the six months ended August 31, 2024, compared to the six months ended August 31, 2023. The operating expenses decreased by 3.0% or $23 thousand for the three months ended August 31, 2023. The Company reduced costs in administrative expenses, primarily in outside engineering contract expense.

Interest expense

The company had less than $1 thousand of interest expense for the six months ended August 31, 2024, compared to $3 thousand for the six months ended August 31, 2023. Interest expense was $1 thousand for the three months ended August 31, 2023. Interest expense in fiscal 2024 relates primarily to interest expense on the lease of TEMPEST equipment.

Video Display Corporation and Subsidiaries
August 31, 2024

Other Income/ expense

For the six months and three months ended August 31, 2024, the Company did not have any other income. For the six months ended August 31, 2023, the Company had $238 thousand in retention credit income, $284 thousand in a write off of prior year deferred salary of the Company CEO, and $2 thousand for an insurance audit refund.

Income taxes

Due to the Company’s overall and historical net loss position, no income tax has been reported and a full valuation allowance has been allocated to the deferred tax asset created by these losses.

Liquidity and Capital Resources

The accompanying unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss and a decrease in working capital for the six-month period ending August 31, 2024, primarily due to insufficient revenues in the Company. The Company also had an increase in liquid assets for the six month period primarily as a result of proceeds from loans from the Company’s CEO, offset by negative cash flows from operations due to a lack of revenue. The Company has sustained losses for the last four of five fiscal years and has seen overall a decline in working capital and liquid assets during this five -year period. Annual losses over this time are due to a combination of decreasing revenues across the divisions without a commensurate reduction of expenses. The Company’s working capital and liquid asset position are presented below (in thousands) as of August 31, 2024, and February 29, 2024:

	August 31, 2024	February 29, 2024

Working capital	$(1,310)	$(1,118)
Liquid assets	$258	$169

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

Cash used in operations for the six months ended August 31, 2024, was $0.1 million. Offsets to net losses of $0.3 million were $0.1 million for depreciation and amortization and $0.1 million for noncash lease cost. Changes in working capital were $0.1 million, primarily a decrease in contract liabilities of $0.5 million, a decrease in accounts payable of $0.2 million and a decrease in prepaid expenses and other assets of 0.1 million, offset by a decrease in accounts receivable of $0.4 million, a decrease in inventories of $0.4 million, and a decrease in contract assets of $0.1 million.

Cash used in operations for the six months ended August 31, 2023, was $0.5 million.  Adjustments to net losses of $0.1 million were $0.1 million for depreciation, $0.1 million for non-cash lease cost, and by $0.4 million for the loss from discontinued operations. Changes in working capital used $1.0 million, primarily an increase in accounts receivable of $1.3 million, an increase in inventory of $0.6 million, offset by an increase in contract liabilities of $0.4 million, an increase in accounts payable of $0.2 million, a decrease in contract assets of $0.2 million and a decrease in prepaid expenses of $0.1 million.

Video Display Corporation and Subsidiaries
August 31, 2024

There were no investing activities for the six months ended August 31, 2024. Investing activities included $33 thousand of capital expenditures for the six months ended August 31, 2023.

Financing activities provided $200 thousand for the six months ended August 31, 2024, as the result of borrowings from the CEO. Financing activities provided $582 thousand for the six months ended August 31, 2023, as the result of borrowings from the CEO of $630 thousand offset by payment of debt and lease payments.

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

For the six months ending August 31, 2024, and August 31, 2023, the Company did not purchase any shares of the Video Display Corporation stock. Under the Company’s stock repurchase program, an additional 490,186 shares remain authorized to be repurchased by the Company as of August 31, 2024.

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

Video Display Corporation and Subsidiaries
August 31, 2024

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of August 31, 2024, the Company has established a valuation allowance of $6.5 million on the Company’s deferred tax assets.

The Company accounts for uncertain tax positions under the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At August 31, 2024, the Company did not record any liabilities for uncertain tax positions.

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

Video Display Corporation and Subsidiaries
August 31, 2024

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2024. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to an unremediated material weakness in our internal control over financial as set forth below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management concluded that, as of August 31, 2024, a material weakness existed in our internal control over financial reporting.

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
August 31, 2024

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

10(c)	Video Display Corporation 2006 Stock Incentive Plan. (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement on Schedule 14A)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO DISPLAY CORPORATION

October 15, 2024	By:	/s/ Ronald D. Ordway
Ronald D. Ordway
Chief Executive Officer

October 15, 2024	By:	/s/ Gregory L. Osborn
Gregory L. Osborn
Chief Financial Officer